Form 10-K
period 1993-12-26
ADVANCED MICRO DEVICES INC
filed 1994-03-07
CIK 2488

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

     (MARK ONE)

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               ---------------TO
                                ---------------.

                         COMMISSION FILE NUMBER 1-7882
                          ADVANCED MICRO DEVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        94-1692300
      (State or other jurisdiction of                           (IRS Employer
       incorporation or organization)                       Identification Number)
               ONE AMD PLACE
           SUNNYVALE, CALIFORNIA                                  94088-3453
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (408) 732-2400
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          (NAME OF EACH EXCHANGE ON
           (TITLE OF EACH CLASS)                              WHICH REGISTERED)
        $.01 PAR VALUE COMMON STOCK                        NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS                      NEW YORK STOCK EXCHANGE
    DEPOSITARY CONVERTIBLE EXCHANGEABLE                    NEW YORK STOCK EXCHANGE
              PREFERRED SHARES

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                              Yes    No
                                                                        X
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                   Aggregate market value of the voting stock
                 held by nonaffiliates as of February 28, 1994.

                                 $1,980,075,847

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                   92,627,503 SHARES AS OF FEBRUARY 28, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 26, 1993, are incorporated into Parts I, II and IV hereof.

(2) Portions of the Proxy Statement dated on or before March 27, 1994, for the Annual Meeting of Stockholders to be held on April 27, 1994 are incorporated into Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Advanced Micro Devices, Inc. was incorporated under the laws of the state of Delaware on May 1, 1969. The mailing address of its executive offices is One AMD Place, P.O. Box 3453, Sunnyvale, California 94088-3453, and its telephone number is (408) 732-2400. Unless otherwise indicated, the terms "Advanced Micro Devices," the "Corporation" and "AMD" in this report refer to Advanced Micro Devices, Inc. and its subsidiaries.

     The Corporation designs, develops, manufactures and markets complex monolithic integrated circuits for use by manufacturers of a broad range of electronic equipment and systems.

PRODUCTS

     The Corporation's products are primarily standard or catalog items or are made from designs based on such items, as opposed to custom circuits designed for a single customer. While a substantial portion of AMD's products are still standard or catalog items, many of the recently developed devices are designed for specific applications such as telecommunications, personal computers, engineering workstations, optical disk memory or local area networks. As a service to major customers, the Corporation modifies portions of these application-specific devices to meet specific customer needs. The resulting "semi-standard" devices are produced in significant volumes for particular customers.

        The Corporation began as an alternate-source manufacturer of integrated circuits originally developed by other suppliers and has gradually shifted its emphasis to proprietary products (i.e. products resulting from the Corporation's design or technology innovations). Over the past five years, the Corporation has made a significant research and development investment which has contributed toward its leadership in manufacturing and process technology within the integrated circuit industry. The Corporation has focused its future product development activities on the three areas of its business: X86 and other microprocessors and related peripheral chips for personal computers, applications solutions products, and programmable logic and non-volatile memory devices. Personal computer (PC) products include microprocessors and related peripheral chips used in computers. Applications solutions products are products which are either proprietary to AMD or have a limited supplier base, are targeted at specialized markets, and typically require substantial applications interface between AMD and its customers. AMD's applications solutions products are focused on networks, voice/data communications (WORLD NETWORK(Registered Trademark)), and on computer peripherals, computer interfaces and mass storage. Those programmable logic devices (PLDs) and memory devices that are high-volume commodity products are typically produced by more than one manufacturer, subject to intense competition, and broadly applicable across a wide customer base. Since a substantial portion of the Corporation's products are utilized in personal computers and related peripherals, the Corporation's future growth is closely tied to the performance of the PC industry.

     Integrated circuits have generally been manufactured with either bipolar or metal-oxide semiconductor (MOS) process technologies. Historically, bipolar was the technology of choice where the highest speed or analog precision was needed, and MOS offered higher levels of integration and lower power consumption than bipolar. Advances in complementary metal-oxide semiconductor (CMOS) technology are yielding bipolar performance with the density and power advantages of MOS technology. Consequently, the Corporation is focusing process development on advanced CMOS technology to support its designated product areas. By the end of 1993, over two-thirds of the Corporation's total sales were derived from CMOS products.

Microprocessors

     X86 Microprocessors. A microprocessor is the central processing unit (CPU) of a computer. A CPU microprocessor processes system data and controls input/output, peripheral and memory devices. A CPU microprocessor may also be used in connection with other microprocessors such as microcontrollers which are embedded microprocessors contained in peripherals or other coprocessors which perform certain functions such as arithmetic calculations. The iAPX architecture, originally developed by Intel Corporation, has been the leading architecture for personal computer microprocessors. AMD's strategy has been to serve as an alternative source for iAPX microprocessors, introducing products at comparable prices to competitive products, but with additional customer-driven features. The Corporation in 1993 entered into a license agreement with Microsoft(Registered Trademark), the personal computer industry's leading supplier of operation systems software, pursuant to which the Microsoft(Registered Trademark) Windows(Trademark) compatible logo now appears on AMD's microprocessor packaging and advertising indicating that the Corporation's product is compatible with such software. This approach is also representative of the computer industry's shift from an emphasis on hardware compatibility to software compatibility.

        The PC market is currently divided into laptop, personal information devices, desktop and portable varieties, and AMD plays a significant role in such arenas. The Corporation has developed the Am386(Registered Trademark) microprocessor, which is designed to meet the specifications of the Intel 80386 microprocessor. The Am386 family of microprocessors accounted for approximately seventeen percent (17%) of the Corporation's 1993 revenues. The Corporation believes that its success with the Am386 family has been largely due to its competitive features and pricing coupled with customers' demand for a reasonably priced second source. As is often the case in the semiconductor industry, the average selling price of the Am386 has experienced significant downward pressure as it approaches the end of its product life cycle. Most computer manufacturers have made a transition from the 386 to the 486 family of microprocessors.

        The Corporation now offers a Am486(Trademark) family of products. The Corporation began shipping Am486DX products in the second quarter of 1993, and began volume shipment of its Am486SX products in 1994. The Corporation's 486DX and 486SX products are the subject of microcode litigations with Intel Corporation. (For more information see Item 3, Legal Proceedings, Numbers 2-8). The Corporation is currently in the process of developing additional Am486 products. It is anticipated that development of such 486 products will be completed by the end of 1994.

        The Corporation is currently developing its next generation of CPU microprocessor products known as the K series, based on superscalar RISC type architecture. The K series products will be compatible with software such as Microsoft(Registered Trademark) Windows(Trademark) currently compatible with the X86 CPU microprocessors. The Corporation anticipates that the development of the first K series products will be completed sometime in late 1994. The Corporation currently offers a family of RISC microprocessors for embedded control applications discussed below.

     The future outlook for the Corporation's microprocessor products is highly dependent on the timing of new product introductions, the outcome of its various litigation matters with Intel, and other microprocessor market conditions.

Applications Solutions Products

     Computer Systems, Interfaces and Mass Storage. The Corporation offers a range of products which are utilized in a variety of computer systems. Computer systems include a peripheral chip which is a special-purpose component that works with central processing units, managing selected input/output or other system functions. Other systems components control disk drives, keyboards and printers. Through the use of communication peripherals, computers can operate in networks and communicate locally and over long distances.

        Many of these systems require a high-performance microprocessor for embedded control. The Corporation's proprietary Am29000(Trademark) family of RISC microprocessors is used extensively by a wide range of customers for embedded control applications. Examples of these applications include high-performance laser printer controllers, high-resolution graphics controllers, communications controllers, and accelerator cards. Many manufacturers, such as Motorola, Intel, IDT, National Semiconductor and Texas Instruments offer RISC-based microprocessors which compete with the Am29000 family in certain applications. The Corporation expects that the RISC microprocessor market will continue to grow.

     The Corporation also supplies a range of products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are optimized for a specific application and are frequently proprietary products of the Corporation or in the case of selected large customers, products which have been tailored for that customer.

     Networks and Voice/Data Communications. The Corporation provides a wide variety of products for a broad spectrum of connectivity solutions. These include applications in central office switches, PBX equipment, voice/data terminals, and different performance classes of Local Area Networks (LANs) used to connect workstations and personal computers. In addition to providing the integrated circuits for these applications, the Corporation also provides various forms of hardware evaluation tools, development software and interface software. AMD continues to be a major supplier of Ethernet LAN devices for workstation applications. During 1993, the Corporation introduced several Ethernet products designed for use on Personal Computer motherboards and add-in cards. AMD also is a principal supplier for chip sets to support the 100-megabit-per-second Fiber Distributed Data Interface (FDDI) local area network standard which is primarily used to connect high performance workstations and servers. The Corporation has also developed, in cooperation with systems manufacturers, a family of devices for the 10Base-T standard, which allows transmission of data using Ethernet protocols on twisted-pair wiring, rather than on the more expensive coaxial cable.

        The Subscriber Line Interface Circuit (SLIC) and the Subscriber Line Audio-Processing Circuit (SLAC(Trademark)), co-invented and manufactured by the Corporation, are an integral part of one of the leading designs for digital telephone switching equipment. The SLIC connects the user's telephone wire to the telephone company's digital switching equipment. The SLAC is a coder/decoder which converts analog voice signals to a digital format and back. The Corporation enjoys its continued success with these products in the European market, and more recently has seen increased demand from nations committed to upgrading their telecommunications infrastructure.

High-Volume Commodity Products

        Programmable Logic Devices (PLDs). The Corporation is a leading supplier of high-speed, field-programmable integrated circuits. PLDs generally afford a user increased design flexibility relative to standard logic devices. The initial design time and design cost in customizing a programmable device is significantly less than designing a custom integrated circuit or customizing a gate array logic device. The Corporation's Programmable Array Logic (PAL(Registered Trademark)) architecture was invented by Monolithic Memories, Inc. (MMI), which was acquired by the Corporation in 1987, and AMD's PAL devices continue to comprise a large share of the worldwide market for field-programmable logic devices. These devices combine off-the-shelf availability, ease of use and the low cost of standard products with a capability for semi-custom design, making them attractive to a broad range of users. The Corporation's PLDs are generally manufactured with transistor-to-transistor logic (TTL) designs in bipolar technology for low-density, high-speed devices, and CMOS for complex architecture, high-density and low-power devices. In the past several years, the Corporation has utilized CMOS technology for lower power and more complex architectures.

     Programmable devices have generally been manufactured using bipolar technology to provide users with high-speed products. The Corporation offers several products using CMOS technology and has continued to expand its product portfolio in this area.

     Non-Volatile/Volatile Memories. Memory components are used to store computer programs and data entered during system operation. There are two types of memory storage capability, volatile and non-volatile. Volatile memories include Dynamic and Static Random Access Memories (DRAMs and SRAMs). Non-volatile memories retain data when system power is shut off, while volatile memories do not. Non-volatile memories include Erasable Programmable Read-Only Memories (EPROMs) and the new generation Flash Memory. The Corporation's memory products are primarily non-volatile memories used in a wide range of applications such as PCs, workstations, peripherals, instrumentation, PBX equipment, avionics and a variety of other equipment where programmed data storage is needed. The Corporation now has a complete family of

CMOS EPROM devices from 64K (64,000 bits) to 4 megabits (4,000,000 bits) in density. AMD generally offers the highest performance at each density of any standard EPROM supplier.

     The Corporation has developed a family of Flash EPROMs to address the emerging market for PC memory cards, solid-state disks, cellular communications and networking applications. Flash Memory is a potential alternative to bulky and relatively slow hard-disk drives for PCs because it is smaller, faster and can store data almost indefinitely, yet can be erased, read and programmed efficiently. The Corporation is developing a family of Flash EPROMs to address the demand for PC memory cards, solid-state disks, cellular communications and networking applications.

     The Corporation's joint venture with Fujitsu Limited (Fujitsu) will allow it to take advantage of expected growth in Flash Memory sales. Under the joint venture, AMD and Fujitsu will jointly manufacture EPROMs and Flash Memory. (See discussion of Joint Venture with Fujitsu Limited below).

     Joint Venture with Fujitsu Limited. In 1993, AMD and Fujitsu entered into various agreements for a comprehensive collaboration covering joint development, manufacturing and sales of integrated circuits and formed a Joint Venture, Fujitsu AMD Semiconductor Limited (the "Joint Venture"). Through the Joint Venture, AMD expects to further develop its strong position in EPROMs and Flash Memory. Under the Joint Venture, the two companies are cooperating in building and operating an $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan to produce non-volatile memory devices such as EPROMs and Flash Memories. The percentage of the equity of the Joint Venture owned by the Corporation and Fujitsu are 49.95% and 50.05%, respectively (the "Ownership Percentage"). Currently, the primary mission of the Joint Venture is the production of Flash Memory devices. Each company will contribute toward funding and supporting the Joint Venture in proportion to its Ownership Percentage. In 1993, AMD contributed approximately $2 million to the Joint Venture and it anticipates it will make additional contributions in 1994 of approximately $135 million. AMD is expected to contribute approximately one-half of its share of funding in cash as equity investment, and guarantee third party loans made to the Joint Venture for the remaining one-half. Accordingly, each company is obligated to invest up to approximately $200 million as equity in the Joint Venture. As the forecasted Joint Venture costs and funding commitments are denominated in Yen, the dollar amounts involved are subject to change due to fluctuations in exchange rates. The agreements provide that the Joint Venture will borrow funds required for capital investment and working capital purposes which are in excess of the participants' equity contributions. Each participant is obligated to guarantee a portion of such borrowings proportionate to its Ownership Percentage. To the extent that such borrowings cannot be made on the strength of a participant's guarantee, the participant is obligated to make direct cash loans to the Joint Venture.

     The ability of the Corporation to sell products produced by the Joint Venture into certain territories, including the United Kingdom and Japan, is limited under the terms of the Joint Venture agreement. AMD and Fujitsu will not independently produce EPROM and Flash Memory products with geometries of one-half (0.5) micron and smaller outside of the Joint Venture and thus will not compete with the Joint Venture in such products. Also under the agreement, Fujitsu acquired a minority equity position in AMD and will continue to increase its position over five (5) years. AMD has acquired a minority equity position in Fujitsu. The respective equity investments will be less than five percent of the common stock of each company.

     The new facility is expected to begin volume production in 1995, and will utilize eight-inch wafers and process technologies capable of producing products with geometries of one-half (0.5) micron and smaller. In connection with the Joint Venture, the Corporation and Fujitsu have entered into various joint development, cross-license and investment arrangements. Accordingly, AMD and Fujitsu will provide their product designs and process and manufacturing technologies to the Joint Venture. In addition, both companies will collaborate in developing manufacturing processes and designing integrated circuits for the Joint Venture. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited to certain geographic areas. Consequently, AMD's ability to sell certain products incorporating Fujitsu intellectual property, whether or not produced by the Joint Venture, is also limited in certain territories, including the United Kingdom and Japan.

MARKETING AND SALES

        Advanced Micro Devices markets and sells its products primarily to original equipment manufacturers of computation and communication equipment. AMD's products are sold under the AMD(Registered Trademark) trademark. The Corporation recently entered into an agreement with Compaq Computer Corporation (Compaq) under which the Corporation will supply Compaq with microprocessor products; however, the agreement does not require Compaq to purchase microprocessor products from the Corporation. The Corporation sells to a broad base of customers; no single customer accounted for more than ten percent (10%) of sales during the fiscal year ended December 26, 1993. Through its principal facilities in Santa Clara County, California, and field offices throughout the United States and abroad (primarily Europe and the Asia-Pacific Basin) the Corporation employs a direct sales force. The Corporation also sells its products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by AMD's competitors, including those products for which the Corporation is an alternate source.

     Distributors typically maintain an inventory of AMD's products. The Corporation, pursuant to its agreements with the distributors, employs procedures which provide protection to the distributors for their inventory of Advanced Micro Devices' products against price reductions as well as products that are slow moving or have been discontinued by the Corporation. These agreements, which may be cancelled by either party on a specified notice, generally contain a provision for the return of AMD's products to the Corporation in the event the agreement with the distributor is terminated. (See
Note 1 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders.)

     Advanced Micro Devices has established sales subsidiaries that have offices in Belgium, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom. (See Note 9 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders.) The international sales force also works with independent sales representatives and distributors in approximately 30 countries, including, those where Advanced Micro Devices has sales subsidiaries. The Corporation's international sales operations entail political and economic risks including expropriation, currency controls, exchange fluctuations, changes in freight rates, and changes in rates and exemptions for taxes and tariffs. The Corporation has not experienced any material adverse effects associated with such risks.

BACKLOG

     Since Advanced Micro Devices manufactures and markets a standard line of products, a significant portion of its sales are made from inventory on a current basis. Sales are made primarily pursuant to (1) purchase orders for current delivery of standard items, or (2) agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Generally, in light of current industry practice and experience, the Corporation does not believe that such agreements provide reliable backlog figures.

COMPETITION

     Numerous firms are engaged in the manufacture and sale of integrated circuits competitive with those of the Corporation. Some of these firms have resources greater than those of the Corporation and do not depend upon integrated circuits as their principal source of revenue. There is also significant captive production by certain large users of circuits such as manufacturers of computers, telecommunications equipment and consumer electronics products.

     The industry typically experiences rapid technological advances together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and a successive generation of products is developed and introduced for sale.

     According to Dataquest, an industry research firm, during 1993, the Corporation was the fifth-largest independent U.S. manufacturer of integrated circuits, and the thirteenth largest worldwide (excluding IBM), ranked according to sales to unaffiliated customers. Advanced Micro Devices competes for integrated circuit market share with Texas Instruments, Motorola, National Semiconductor, Intel, North American Philips, and with several prominent Japanese firms. These firms include Nippon Electric Co., Hitachi, Toshiba, Fujitsu, Matsushita and Mitsubishi, who are making active efforts to increase their respective and collective worldwide market shares. (For more information concerning Fujitsu, see section Joint Venture with Fujitsu Limited above.)

     All of the above-mentioned competitors are either substantially larger in both gross sales and in total assets than Advanced Micro Devices or are part of larger corporate enterprises to whose resources, financial and other, the competitors have access. In addition to the above, many other companies dedicated to only one or two process technologies and product types compete with the Corporation in those technologies and product types.

RESEARCH AND DEVELOPMENT

     In keeping with its objective of increasing emphasis on the development of proprietary products while maintaining its role as a high-volume producer of popular designs, Advanced Micro Devices endeavors to manufacture products utilizing advanced technology which is consistently reproducible in an industry where the technology is complex and subject to rapid change. The Corporation directs its research and development efforts towards the advancement of wafer processing technology and the design of new circuits utilizing consistently reproducible advanced technologies. (For information concerning these advances see section Process Technology and Manufacturing below.) The Corporation emphasizes research and development efficiency improvements through the use of computer-aided design workstations and complementary circuit design software.

     The semiconductor industry is subject to rapid changes in technology and requires a high level of capital spending and extensive research and development programs to maintain the state of the art. The Corporation's expenses for research and development in 1991, 1992 and 1993, were $213,765,000, $227,860,000, and $262,802,000, respectively. Such expenses were 17.4%, 15.0%
and 16.0% of sales in 1991, 1992 and 1993, respectively. Advanced Micro Devices' research and development expenses are charged to operations as incurred. Most of the research and development personnel are integrated into the engineering staff.

PROCESS TECHNOLOGY AND MANUFACTURING

     Monolithic integrated circuits are manufactured from a circuit layout separated into layers that are produced on photomasks (working plates). The actual production of the integrated circuit includes wafer fabrication, wafer sort, assembly and final test.

     The semiconductor industry is increasingly process-based, meaning that the advance of semiconductor technology requires the ability to develop new design and manufacturing processes. The process technologies generally utilized in the manufacture of integrated circuits are bipolar and metal-oxide semiconductor
(MOS). CMOS products require less power than circuits built with other processes, such as bipolar or N-MOS (N-channel MOS). In addition, CMOS technology allows for a much broader circuit design capability than NMOS or bipolar and thus CMOS designs are displacing both NMOS and bipolar product designs. The advances and advantages of CMOS technology have created an increased demand for products manufactured with CMOS processes. During 1993, over two-thirds of the Corporation's total sales were derived from CMOS products.

     With advances in CMOS processing technology and the continued erosion of demand for products manufactured with bipolar technology, the Corporation has significantly streamlined its wafer fabrication capacity by restructuring its manufacturing capabilities from an emphasis on bipolar process technology to an emphasis on CMOS process technology. The Corporation is primarily a CMOS manufacturer and has achieved cost-effective production in its Submicron Development Center (SDC) which was completed in 1991 and continues to be improved to incorporate more advanced technology. Am386 microprocessors have been produced using 0.8-micron CMOS technology, and the vast majority of AMD's manufacturing capacity is now sub-micron CMOS. In 1993, the Corporation began to prepare the SDC for the anticipated demand for its Am486 microprocessor family and its 5-volt Flash Memory through the investment of additional funds in 1993, bringing the total investment in the SDC to more than $360 million in 1993, and it is estimated to reach approximately $460 million in 1994.

     AMD has developed different base processes that are optimized for logic, memory and programmable logic designs. Having process expertise which is reproducible across different product designs allows AMD to bring new and improved designs quickly into production. The Corporation's capital commitment to improvements in process technology has led to reductions in feature size and defect densities, which in turn result in the higher transistor count, speed, functionality and power efficiency of AMD's integrated circuits. In 1993, the Corporation continued building development versions of 0.7-micron triple-layer metal logic products and memory devices with 0.5-micron feature sizes, and researched patterning methods that will eventually produce 0.25-micron feature sizes. In 1993, the Corporation also began shipment of 0.7-micron triple-layer metal logic products (Am486). In addition, 0.5 micron feature size logic and memory devices are in the final stages of development. Research is also being carried out on process and patterning methods to produce 0.35-micron and 0.25-micron feature size devices.

     Product design and development and wafer fabrication activities are currently conducted at Advanced Micro Devices' facilities in California and in Texas. A subsidiary of Sony Corporation manufactures bipolar products for the Corporation in San Antonio, Texas, using equipment owned by the Corporation. Nearly all product assembly and final testing is performed at the Corporation's manufacturing facilities in Penang, Malaysia; Singapore; and Bangkok, Thailand, or by subcontractors in Asia. A limited amount of testing of products destined for delivery in Europe and Asia is performed at the Corporation's facilities in Basingstoke, England.

     Foreign manufacture entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight rates and in interest rates, and exemptions for taxes and tariffs. For example, if the Corporation were not able to assemble and test its products abroad, or if air transportation between the United States and these facilities were disrupted, there could be a material adverse effect on the Corporation's operations. The Corporation has not experienced any material adverse effects associated with such risks.

        In July 1993, the Corporation commenced construction of its 700,000 square foot submicron semiconductor manufacturing facility in Austin, Texas (FAB 25). The Corporation estimates that the cost of this facility will be approximately $1 billion when fully equipped. The Corporation anticipates the facility will commence volume production in 1995. The Corporation has also recently entered in to an agreement with Digital Equipment Corporation (DEC(Registered Trademark)) under which DEC will provide a foundry in Queensferry, Scotland, for production of the Corporation's Am486 products; however, under the terms of such arrangement both parties have certain rights to terminate this relationship earlier, in the event of adverse developments in the Corporation's litigations with Intel. DEC will produce wafers for the Corporation in the Queensferry foundry utilizing an adaptation of DEC's 0.68-micron process technology.

     A major portion of the Corporation's current effort in both process technology and circuit design is directed toward the development of large scale integration products for microprocessor, programmable logic and memory applications. The Corporation has entered into a strategic alliance with Hewlett-Packard Corporation to collaborate on the development of advanced process technology that will enable the Corporation to produce microprocessors and logic devices with 0.35 micron CMOS logic technology. The Corporation anticipates the technology will be developed by the end of 1995 and that the production of such products will commence sometime in 1996. The Corporation is also placing emphasis on the development of CMOS non-volatile memories, programmable logic and VLSI (Very Large Scale Integration) logic products and specialized circuits for the telecommunications market. (For information concerning product development refer to the section entitled Products above.)

     Quality Assurance. The Corporation's long-established quality program has allowed it to achieve one of the highest quality and reliability levels in the industry. This program is led by top management through an

Executive Quality Board comprised of senior executives. The Corporation's Total Quality Management (TQM) Program is actuated by Market Driven Quality (MDQ) principles and implemented at all levels within the Corporation. TQM and MDQ principles are applied through team empowerment, and business process technology and manufacturing qualification. The Corporation's proprietary product management methodology starts with detailed analysis of the requirements of developing and supporting a new product, as well as extensive product simulation before production to assure that the finished product meets specifications free of defects. The program uses statistical process control techniques and involves all aspects of the manufacture of AMD products. The Corporation has also implemented leading international quality system standards, has been certified to ISO-9000 standards in its manufacturing operations in Asia, and will soon have a wafer fabrication facility ISO certified. All of the Corporation's facilities follow uniform quality policies set by the Corporation's corporate quality organizations in Sunnyvale, California and in Austin, Texas.

     Materials and Energy. The principal raw materials used by the Corporation in the manufacture of its products are silicon wafers, processing chemicals and gases, ceramic and plastic packages, and some precious metals. Certain of the raw materials used in the manufacture of circuits are available from a limited number of suppliers in the United States and elsewhere. For example, for several types of the integrated circuit packages that are purchased by Advanced Micro Devices, as well as by the majority of other companies in the semiconductor industry, the principal suppliers are Japanese companies. The Corporation does not generally depend on long-term fixed supply contracts with its suppliers. However, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If Advanced Micro Devices were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Corporation has experienced no significant difficulty in obtaining the necessary raw materials. The Corporation's operations also depend upon a continuing adequate supply of electricity, natural gas and water.

     Environmental Regulations. To the Corporation's knowledge, compliance with federal, state and local regulatory provisions enacted or adopted for protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of Advanced Micro Devices. (See also Item 3, Legal Proceedings, Number 1.)

INTELLECTUAL PROPERTY AND LICENSING

     The Corporation and its subsidiaries have been granted 746 United States patents, and approximately 305 patent applications are pending in the United States. Where appropriate, the Corporation has filed corresponding applications in foreign jurisdictions. The Corporation expects to file future patent applications in both the United States and abroad on significant inventions which may be made by its employees or consultants. Advanced Micro Devices plans to protect its innovations by various means, including litigation where appropriate, and patents and mask work registrations, even though patent and mask work registration protection may not be essential to maintain the Corporation's market position. (See Microprocessors discussed above concerning the Microsoft license.)

     As is common in the semiconductor industry, from time to time Advanced Micro Devices has been notified that it may be infringing patents issued to others. Such claims are referred to counsel for evaluation and resolution. While patent owners in such instances generally express a willingness to grant a license, the Corporation cannot presently estimate the dollar amount, if any, that might be involved in such disputes. No assurance can be given that all necessary licenses can be obtained on satisfactory terms, nor that litigation may always be avoided. (See also Item 3, Legal Proceedings, Numbers 2-8.)

     Under a technology exchange agreement and patent cross-license agreement with Intel Corporation, the Corporation manufactures various iAPX products, including the 8051 single-chip microcontroller and the 8086, 8088, 80186, 80286, 80386 and 80486 microprocessors and the 80287, a math co-processor. Certain rights and obligations under the agreements with Intel are currently the subject of litigation between AMD and Intel. (See Item 3, Legal Proceedings, Numbers 2-8).

     The Corporation has entered into numerous cross-licensing and technology exchange agreements under which it both transfers and receives technology and intellectual property rights. Such arrangements include licenses between the Corporation and Hewlett-Packard Company and Fujitsu Limited. (See information under sections Joint Venture with Fujitsu Limited and Process Technology and Manufacturing above.)

EMPLOYEES

     Attracting and retaining competent employees and motivating them to meet corporate objectives are essential elements of maintaining profitability in the intensely competitive semiconductor industry where such personnel are in high demand. Since its inception in 1969, Advanced Micro Devices has implemented policies designed to create a favorable working environment for its employees. For example, the Corporation makes available stock option and stock purchase plans, pays special bonuses and maintains a profit-sharing program for some or all employees, depending upon the plan or program. (See Note 10 of Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders.) Like other semiconductor manufacturers, at times the Corporation experiences difficulty in hiring and retaining experienced personnel. The Corporation intends to utilize whatever forms of compensation, benefits and other activities are necessary and cost effective in order to continue to attract and retain the quality of personnel required for its business.

     On December 26, 1993, Advanced Micro Devices and its subsidiaries employed approximately 12,060 employees. Management considers its employee relations to be very good. Direct communication among all employees and management is encouraged. No employees of Advanced Micro Devices are represented by a collective bargaining agent.

ITEM 2.  PROPERTIES

     The Corporation's principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 2 million square feet and are located in Santa Clara County, California and in Austin, Texas. (See Item 1, Process Technology and Manufacturing and Item 7, Management's Discussion). Over
1.2 million square feet of this space is in buildings owned by the Corporation. Of these properties, approximately 264,300 square feet is subject to a mortgage with a remaining term of up to fourteen years.

     In 1992, the Corporation entered into certain operating leases and an arrangement for the purchase of certain property containing a building with approximately 318,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). The Corporation intends to utilize One AMD Place for its corporate sales, marketing and administrative offices upon completion of alterations to the building in 1994. This arrangement provides the Corporation with the option to purchase One AMD Place during the lease term, and at the end of the lease term the Corporation is obligated to either purchase One AMD Place or arrange for the sale of One AMD Place to a third party with a guarantee of residual value to the seller of One AMD Place. In 1993, the Corporation entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place to be used in connection with One AMD Place.

     The Corporation also owns or leases facilities containing approximately 718,300 square feet for its operations in Malaysia, Singapore and Thailand. (See
Item 1, Process Technology and Manufacturing and Item 7, Management's Discussion). Of the entire worldwide facilities owned or leased by the Corporation nearly 947,300 square feet are currently vacant, of which approximately 487,000 are currently under improvement or construction. The Corporation holds 74 undeveloped acres of land in the Republic of Ireland, approximately 8 acres were sold in 1993. The Corporation also has an equity interest in 61 acres of land in Albuquerque, New Mexico.

     The Corporation maintains 35 sales offices in North America and 18 sales offices in Asia and Europe for its direct sales force. These offices are located in cities in major electronics markets where concentrations of Advanced Micro Devices' customers are located.

     Leases covering the Corporation's facilities expire over terms of generally 1 to 20 years. The Corporation anticipates no difficulty in either retaining occupancy of any of its facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities. (See Note 12 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders.)

ITEM 3.  LEGAL PROCEEDINGS

     1. Environmental Matters. Since 1981, the Corporation has discovered, investigated and begun remediation of three sites where releases from underground chemical tanks at its facilities in Santa Clara County, California adversely affected the groundwater. There is no indication, however, that any public drinking water supplies have been affected. The chemicals released into the groundwater were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which is no longer used by the Corporation) has been identified as a probable carcinogen.

     In 1991, the Corporation received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB) relating to the three sites. One of the sites (Final Site Clean-up Requirements Order No. 91-102) includes clean-up of groundwater contamination from TRW Microwave, Inc. (TRW), Philips Semiconductor (formerly Signetics Corporation) and the Corporation which the RWQCB claims merged. The Corporation is proceeding jointly with Philips and TRW to clean-up the merged contamination and the parties are contributing to the clean-up equally. Another of the sites (Final Site Clean-up Requirements Order Nos. 91-139 and 91-140) includes clean-up of groundwater contamination from National Semiconductor Corporation, the Corporation and others, which the RWQCB claims merged. National Semiconductor Corporation and the Corporation have been named in the orders as primarily responsible and have commenced clean-up efforts in accordance with their respective orders. However, there has been no allocation of responsibility for the groundwater contamination. The third site (Final Site Clean-up Requirements Order No. 91-101) is primarily the responsibility of the Corporation.

     In each instance mentioned above, the Corporation conducted appropriate programs of remedial action that involved soil removal, installation of monitoring and extraction wells and water treatment systems, disposal of inoperative tank systems, and repair and alterations to existing facilities. The final clean-up plan includes continued groundwater monitoring, extraction and treatment and, in one instance, soil vapor extraction. Federal and State governmental agencies have approved the final clean-up plans being implemented. The Corporation has not yet determined to what extent the costs of such remedial actions will be covered by insurance. The three sites are on the National Priorities List (Superfund).

     If the Corporation fails to satisfy federal compliance requirements or inadequately performs the compliance measures, the government (a) can bring an action to enforce compliance, or (b) can undertake the desired response actions itself and later bring an action to recover its costs and penalties, up to three times the costs of clean-up activities, if appropriate. It is expected that these matters will not have a material adverse effect on the financial condition or results of operations of the Corporation.

     In addition, homeowners residing in the vicinity of two of the Superfund sites filed a class action lawsuit against the Corporation, TRW and Signetics in the Superior Court of Santa Clara County, California (Case No. 716064). The class action suit alleged that groundwater contamination caused by the defendants lowered property values and that the plaintiff class suffered emotional distress and fear. In May 1993, the action was settled and the complaint was dismissed with prejudice in July 1993.

     2. AMD/Intel Technology Agreement Arbitration. A 1982 technology exchange agreement (the "1982 Agreement") between AMD and Intel Corporation has been the subject of a dispute which was submitted to Arbitration through the Superior Court of Santa Clara County, California and the matter is now at the California Supreme Court on appeal. The dispute centers around issues relating to whether Intel breached its agreement with AMD and whether that breach injured AMD, as well as the remedies available for such a breach to AMD.

     In February 1992, the Arbitrator awarded AMD several remedies including the following: a permanent, royalty-free, nonexclusive, nontransferable worldwide right to all Intel copyrights, patents, trade secrets and mask work rights, if any, contained in the then-current version of AMD's Am80386 family of microprocessors; and a two-year extension, until December 31, 1997, of the copyright and patent rights granted to AMD. Intel appealed this decision as it relates to the technology award. On May 22, 1992, the Superior Court in Santa Clara County confirmed the Arbitrator's award and entered judgment in the Corporation's favor on June 1, 1992. Intel appealed the decision confirming the Arbitrator's award in state court. On June 4, 1993, the

California Court of Appeal affirmed in all respects the Arbitrator's determinations that Intel breached the 1982 Agreement, however, the Court of Appeal held that the arbitrator exceeded his powers in awarding to AMD a license to Intel intellectual property, if any, in AMD's Am386 microprocessor and in extending the 1976 patent and copyright agreement between AMD and Intel (the "1976 Agreement") by two years. As a result, the Court of Appeal ordered the lower court to correct the award to remove these rights and then confirm the award as so corrected.

     On September 2, 1993, the California Supreme Court granted the Corporation's petition for review of the California Court of Appeal decision that the Arbitrator exceeded his authority. The Corporation has requested that the California Supreme Court affirm the judgment confirming the Arbitrator's award to the Corporation, which includes the right to the Intel 386 microcode.

     If the California Supreme Court affirms the judgment confirming the Arbitrator's award, the Corporation would assert an additional defense against Intel's intellectual property claims in the 386 and 486 Microcode Litigations (discussed below) which could preclude Intel from continuing to pursue any damage or intellectual property claims regarding the Am386. If the Supreme Court does not affirm the judgment it could: (i) decide to remand the matter for a new Arbitration proceeding either on the merits or solely on the issue of relief including the damages due to the Corporation, or (ii) order no further proceedings which would foreclose the possibility of AMD collecting additional monetary damages through the Arbitration and/or potentially impact AMD's ability to use the Arbitration Award as a defense in the 386 or 486 Microcode Litigations discussed below. The California Supreme Court is expected to decide the case by the end of 1994.

     The Corporation believes it has the right to use Intel technology to manufacture and sell AMD's microprocessor products based on a variety of factors including: (i) the 1982 Agreement, (ii) the Arbitrator's award in the Arbitration which is pending review by the California Supreme Court and (iii) the 1976 Agreement. An unfavorable decision by the California Supreme Court could materially affect other AMD/Intel Microcode Litigations discussed herein. The AMD/Intel Litigations involve multiple interrelated and complex issues of fact and law. Therefore, the ultimate outcome of the AMD/Intel Litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel Litigations has been made in the Corporation's financial statements.

     3. 287 Microcode Litigation. (Case No. C-90-20237, N. D. Cal.) On April 23, 1990, Intel Corporation filed an action against the Corporation in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the Corporation's 80C287, a math coprocessor designed to function with the 80286. Intel's suit alleges several causes of action, including infringement of Intel copyright on the Intel microcode used in its 287 math coprocessor. In June 1992, a jury determined that the Corporation did not have the right to use Intel microcode in the 80C287. On December 2, 1992, the court denied the Corporation's request for declaratory relief to the effect it has the right, under the 1976 Agreement with Intel to distribute products containing Intel microcode. The Corporation filed a motion on February 1, 1993, for a new trial based upon the discovery by AMD of evidence improperly withheld by Intel at the time of trial.

     In April, 1993, the court granted AMD a new trial on the issue of whether the 1976 Agreement with Intel Corporation granted AMD a license to use Intel microcode in its products. The ruling vacated both an earlier jury verdict holding that the 1976 Agreement did not cover the rights to microcode contained in the Intel 80287 math coprocessor and the December 2, 1992 ruling (discussed above). A new trial commenced in January, 1994 and a decision is expected in either the first or second quarter of 1994.

     The impact of the ultimate outcome of the 287 Microcode Litigation is highly uncertain and dependent upon the scope and breadth of the final decision in the case. A decision of broad scope could not only result in a damages award but also impact the Corporation's ability to continue to ship and produce its Am486DX product or other microprocessor products adjudicated to contain any copyrighted Intel microcode. The Corporation's inability to ship product could have a material adverse impact on the Corporation's trends in results of operations and financial condition. The outcome of the 287 litigation could also materially impact the outcomes in the other AMD/Intel Microcode Litigations discussed herein. The AMD/Intel Litigations involve multiple interrelated and complex issues of fact and law. Therefore, the ultimate outcome of the AMD/Intel Litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel Litigations has been made in the Corporation's financial statements.

     4. 386 Microcode Litigation. (Case No. A-91-CA-800, W.D. Texas and Case No. C-92-20039, N.D. Cal.) On October 9, 1991, Intel Corporation filed an action against the Corporation in the U.S. District Court for the Western District of Texas (Case No. A-91-CA-800, W.D. Texas), alleging the separate existence and copyrightability of the logic programming in a microprocessor and characterizing that logic as a "control program," and further alleging that the Corporation violated copyrights on this material and on the Intel microcode contained in the Am386 microprocessor. This action has been transferred to the U.S. District Court, Northern District of California (Case No. C-92-20039, N.D. Cal.). The complaint in this action asserts claims for copyright infringement of what Intel describes as: (1) its 386 microprocessor microcode program and revised programs,
(2) its control program stored in a 386 microprocessor programmable logic array and (3) Intel In-Circuit Emulation (ICE) microcode. The complaint seeks damages and injunctive relief arising out of the Corporation's development, manufacture and sale of its Am386 microprocessors and seeks a declaratory judgment as to the Intel-AMD license agreements (1976 and 1982 Agreements). The monetary relief sought by Intel is unspecified. The Corporation has answered and counterclaimed seeking declaratory relief.

     The Corporation believes that Intel's microcode copyright claims are substantively the same as claims made in the 287 Microcode Litigation (Case No. C-90-20237, N.D. Cal.) (discussed above). Intel has also asserted that federal law prevents the Corporation from asserting as a defense the intellectual property rights that were awarded in the Intel Arbitration (discussed above). Intel has made this claim both in its appeal of the Arbitration decision and in the '386 Microcode Litigation. On October 29, 1992, the court in the '386 Microcode Litigation granted the Corporation's motion to stay further proceedings pending resolution of the state court Arbitration appeal.

     On December 28, 1993, the U.S. Court of Appeals for the Ninth Circuit reversed the stay order and the case was remanded for further proceedings. The Corporation will file a petition for writ of certiorari in the Supreme Court of the United States. If the Ninth Circuit decision is not reversed or modified, this action will proceed. In any event, the Corporation expects Intel will argue that the Arbitration is not a defense in this action.

     As discussed above, in the 287 Microcode Litigation, the ultimate outcome of the 287 Microcode Litigation could materially impact the outcome in the 386 Microcode Litigation and thus affect the Corporation's ability to produce Am386 products.

     An unfavorable final decision in the 386 Microcode Litigation could result in a material monetary damages award to Intel and/or preclude the Corporation from continuing to produce the Am386 and any other microprocessors which are adjudicated to contain any copyrighted Intel microcode, either or both of which could have a material adverse impact on the Corporation's trends in results of operations and financial condition. The AMD/Intel Litigations involve multiple interrelated and complex issues of fact and law. Therefore, the ultimate outcome of the AMD/Intel Litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel Litigations has been made in the Corporation's financial statements.

     5. 486 Microcode Litigation. (Case No. C-93-20301 PVT, N.D. Cal). On April 28, 1993 Intel Corporation filed an action against AMD in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the Corporation's Am486 microprocessor. The suit alleges several causes of action, including infringement of various Intel copyrighted computer programs.

     Intel's Fourth Amended Complaint was filed on November 2, 1993. The Fourth Amended Complaint seeks damages and injunctive relief based on: (1) AMD's alleged copying and distribution of 486 "Processor Microcode Programs" and "Control Programs" and (2) AMD's alleged copying of 486 "Processor Microcode" as an intermediate step in creating proprietary microcode for the AMD version of the 486. The Fourth Amended Complaint also seeks a declaratory judgment that (1) AMD has induced third party copyright infringement through encouraging third parties to import Am486-based products ("Third Party

Inducement Claim"); (2) AMD's license rights to Intel microcode expire as of December 31, 1995 ("License Expiration Claim"); (3) that AMD's license rights to Intel microcode do not extend to In-Circuit Emulation (ICE) microcode ("ICE Claim"); and (4) that AMD is not licensed to authorize third parties to manufacture products containing copies of Intel microcode ("Have Made Claim"). Intel's Fourth Amended Complaint further seeks damages and injunctive relief based on AMD's alleged copying and distribution of Intel's "386 Processor Microcode Program" in AMD's 486SX microprocessor. The Corporation answered the complaint in January, 1994.

     On December 1, 1993, Intel moved for partial summary judgment on its claim for copyright infringement of Intel's 486 ICE microcode. This motion was heard on March 1, 1994. The Court requested further briefing from the parties, and indicated its intention to rule on the motion after the briefing is completed on March 9, 1994.

     By order dated December 21, 1993, the Court granted the Corporation's motion to stay Intel's claim that AMD's 486SX infringes Intel copyrights on its 386 microcode. In light of the Ninth Circuit decision discussed above in the 386 Microcode Litigation reversing the Court's order staying the case, the stay order in this action may be vacated and/or appealed and the litigation concerning this claim may proceed.

     AMD believes that the microcode copyright infringement claims made by Intel in the 486 Microcode Litigation are substantively the same as claims: (i) made in the 287 Microcode Litigation with regard to the Intel microcode, discussed above and (ii) made in the 386 Microcode Litigation with regard to AMD's rights to utilize the so-called Intel microcode, "control programs" and ICE microcode. Intel has also made the following two new allegations not contained in either the 386 or 287 Microcode Litigations: (i) despite any rights AMD may have to copy the Intel microcode, those rights do not extend to foundry rights and thus AMD cannot use foundries to manufacture the Am486 product with Intel microcode and (ii) AMD's rights to Intel copyrights terminate on December 31, 1995.

     As discussed above, in the 287 Microcode Litigation, the ultimate outcome of the 287 Microcode Litigation could materially impact the outcome in the 486 Microcode Litigation. The outcomes in the 287 or the 486 Microcode Litigations could affect the Corporation's ability to continue to ship and produce its Am486DX products and thus have an immediate, material adverse impact on the Corporation's trends in results of operations and financial condition. The AMD/Intel Litigations involve multiple interrelated and complex issues of fact and law. Therefore, the ultimate outcome of the AMD/Intel Litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel Litigations has been made in the Corporation's financial statements.

     6. Intel Antitrust Case. On August 28, 1991, the Corporation filed an antitrust complaint against Intel Corporation in the U.S. District Court for the Northern District of California (Case No. C-91-20541-JW-EAI), alleging that Intel engaged in a series of unlawful acts designed to secure and maintain a monopoly in iAPX microprocessor chips. The complaint alleges that Intel illegally coerced customers to purchase Intel chips through selective allocation of Intel products and tying availability of the 80386 to purchases of other products from Intel, and that Intel filed baseless lawsuits against AMD in order to eliminate AMD as a competitor and intimidate AMD customers. The complaint requests significant monetary damages (which may be trebled), and an injunction requiring Intel to license the 80386 and 80486 to AMD, or other appropriate relief. On December 17, 1991, the Court dismissed certain of AMD's claims relating to Intel's past practices on statute of limitations grounds. Intel has filed a motion for partial summary judgment on one of AMD's remaining claims for relief, and the hearing on this motion is scheduled for March 4, 1994. The current trial date is October 3,1994.

     7. Intel Business Interference Case. On November 12, 1992, the Corporation filed a proceeding against Intel Corporation in the Superior Court of Santa Clara County, California (Case No. 726343), for tortious interference with prospective economic advantage, violation of California's Unfair Competition Act, breach of contract and declaratory relief arising out of Intel's efforts to require licensees of an Intel patent to pay royalties if they purchased 386 and 486 microprocessors from suppliers of those parts other than Intel. The patent involved, referred to as the Crawford '338 patent, covers various aspects of how the Intel 386 microprocessor, the 486 microprocessor and future X86 processors manage memory and how these microprocessors generate memory pages and page tables when combined with external memory and multi-tasking software such as Microsoft(Registered Trademark) Windows(Trademark), OS/2(Registered Trademark) or UNIX(Registered Trademark). The action was subsequently removed to the Federal District Court where AMD amended its complaint to include causes of action for violation of the Lanham Act and a declaration of patent invalidity and unenforceability. The complaint alleges that Intel is demanding royalties for the use of the Intel patents from the Corporation's customers, without informing the Corporation's customers that the Corporation's license arrangement with Intel protects the Corporation's customers from an Intel patent infringement lawsuit. No royalties for the license are charged to customers who purchase these microprocessors from Intel.

     8. International Trade Commission Proceeding. The United States International Trade Commission Proceeding (the "ITC Proceeding") (Investigation No. 337-TA-352) was filed by Intel Corporation on May 7, 1993, against two respondents, Twinhead International and its U.S. subsidiary, Twinhead Corporation. Twinhead is a Taiwan-based manufacturer which is a customer of both AMD and Intel. Twinhead purchases microprocessors from AMD and Intel, and incorporates these microprocessors into computers sold by Twinhead. Intel claims that the respondents induce computer end-users to infringe on what is known as the Crawford '338 patent when the computers containing AMD microprocessors are used with multi-tasking software such as Windows, Unix or OS/2. Intel seeks a permanent exclusion order from entry into the United States of certain Twinhead personal computers and an order directing Twinhead to cease and desist from demonstrating, testing or otherwise using such computers in the United States.

     AMD's dispute with Intel in the Intel Business Interference Case (Case No. C-92-20789, N.D. Cal) (discussed above) requests a declaration that the Crawford '338 patent is invalid; accordingly, AMD intervened in the ITC Proceeding as a real party in interest by filing a motion with the ITC to intervene on the side of the respondents. On July 2, 1993, the ITC granted AMD's motion to intervene in the ITC Proceeding on the side of respondents and to participate fully in all proceedings as a party.

     The Corporation has vigorously contested the relief Intel seeks. A hearing date before an administrative law judge has been set for May 2, 1994. Any decision by an administrative judge would then be confirmed or not be confirmed by the International Trade Commission (ITC).

     On February 4, 1994, the Corporation filed a motion to suspend immediately and thereafter to terminate the ITC proceeding on the ground that Intel is collaterally estopped from pursuing the relief it seeks by reason of a judgment soon to be entered in favor of Cyrix Corporation, also an intervenor in the ITC Proceeding, and against Intel in a lawsuit involving the Crawford 338 patent trial in Texas federal court. Intel opposed the motion, and filed a motion of its own requesting that the ITC proceeding be suspended, not terminated, pending appellate review of the Cyrix Judgment. On February 22, 1994, ITC Administrative Law Judge Sidney Harris granted AMD's motion to suspend, and indicated his intent to terminate the ITC Proceeding upon entry of the judgment in the Texas federal court as AMD has requested. Judge Harris denied Intel's motion to suspend the ITC Proceeding until its appeal of the judgment in favor of Cyrix has been resolved.

     An unfavorable outcome before the ITC could have an adverse effect on the Corporation's ability to sell microprocessors to Twinhead and other computer manufacturers in Taiwan and potentially, other countries. An unfavorable outcome could have a material adverse impact on the Corporation's trends in results of operations and financial condition.

     9. In Re Advanced Micro Devices Securities Litigation. Between September 8 and September 10, 1993, five class actions were filed, purportedly on behalf of purchasers of the Corporation's stock, alleging that the Corporation and various of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, 15 U.S.C. sec.sec. 78j(b) and 78t(a), respectively, and Rule 10b-5 promulgated thereunder, 17 C.F.R. sec. 240.10b-5, by issuing allegedly false and misleading statements about the Corporation's development of its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. Some or all of the complaints alleged that the Corporation's conduct also constituted fraud, negligent misrepresentation and violations of the California Corporations Code.

     By order dated October 13, 1993, these five cases, as well as any subsequently filed cases, were consolidated under the caption "In Re Advanced Micro Devices Securities Litigation", with the lead case for the consolidated actions being Samuel Sinay v. Advanced Micro Devices, Inc., et al., (No. C-93-20662-JW, N.D. Cal). A consolidated amended class action complaint was filed on December 3, 1993, containing all the claims described above and an additional allegation that the Corporation made false and misleading statements about its revenues and earnings during the third quarter of its 1993 fiscal year. The amended complaint seeks damages in an unspecified amount. On January 14, 1994, the Company filed a motion to dismiss various claims in the amended and consolidated class action complaint. The motion to dismiss is currently scheduled for hearing on March 25, 1994. The Company has responded to initial document requests and interrogatories, but has not yet produced documents. No depositions have been taken. This case is in the early stage of discovery. The Corporation believes that the ultimate outcome of this litigation will not have a material adverse effect upon the financial condition or trends in results of operations of the Corporation.

     10. George A. Bilunka, et al. v. Sanders, et al. (93-20727JW, N.D. Cal.). On September 30, 1993, an AMD shareholder, George A. Bilunka, purported to commence an action derivatively on the Corporation's behalf against all of the Corporation's directors and certain of the Corporation's officers. The Corporation is named as a nominal defendant. This purported derivative action essentially alleges that the individual defendants breached their fiduciary duties to the Corporation by causing, or permitting, the Corporation to make allegedly false and misleading statements about the Corporation's development of its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. The action alleges that a pre-suit demand on the Corporation's Board of Directors would have been futile because of alleged director involvement. Damages are sought against the individual defendants in an unspecified amount.

     On November 10, 1993, the Corporation, as nominal defendant, filed a motion to dismiss the action for failure to make a demand upon the Corporation's Board of Directors. The plaintiff then filed an amended derivative complaint on December 17, 1993. The Corporation has again moved to dismiss the complaint. The motion was heard on February 4, 1994, and on March 1, 1994 the Court denied the motion. The Corporation believes that the ultimate outcome of this litigation will not have a material adverse effect upon the financial condition or trends in results of operations of the Corporation.

     11. SEC Investigation. The Securities and Exchange Commission (SEC) has notified the Corporation that it is conducting an informal investigation of the Corporation into the Corporation's disclosures about the development of its Am486SX products. The Corporation is cooperating fully with the SEC.

     12. Other Matters. The Corporation is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                    AGE                          POSITION                          HELD SINCE
- --------------------    ----    ---------------------------------------------------    ----------
W. J. Sanders III        57     Chairman of the Board and Chief Executive Officer         1969

Anthony B. Holbrook      54     Vice Chairman of the Board and Chief Technical            1989
                                Officer. Mr. Holbrook was President from 1986 to
                                1990, Executive Vice President from 1982 to 1986,
                                and concurrently was Chief Operating Officer from
                                1982 until 1989.

Richard Previte          59     Director, President and Chief Operating Officer.          1989
                                Mr. Previte became Chief Operating Officer in 1989
                                and President in 1990. Mr. Previte was Chief
                                Financial Officer and Treasurer from 1969 to 1989.

Marvin D. Burkett        51     Senior Vice President, Chief Administrative Officer       1989
                                and Secretary; Chief Financial Officer and
                                Treasurer. Mr. Burkett was Controller from 1972
                                until 1989.

Larry R. Carter          50     Vice President and Corporate Controller. Mr. Carter       1992
                                was, from August 1989 until June 1992, Chief
                                Financial Officer of VLSI Technology, Inc. and
                                prior to that he was Vice President and Controller,
                                MOS Group, at Motorola, Inc.

Gene Conner              50     Senior Vice President, Operations. Mr. Conner             1987
                                joined the Corporation in 1969, and was elected an
                                executive officer in 1981.

Stanley Winvick          54     Senior Vice President, Human Resources.                   1980

Stephen Zelencik         59     Senior Vice President and Chief Marketing                 1979
                                Executive. Mr. Zelencik joined the Corporation in
                                1970.

There is no family relationship between any executive officers of the Corporation.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The information regarding market price range, dividend information and number of holders of Common Stock of Advanced Micro Devices appearing under the caption "Supplemental Financial Data" on pages 30 and 31 of the Corporation's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information regarding selected financial data for the fiscal years 1989 through 1993 under the caption "Financial Summary" on pages 30 and 31 of the Corporation's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 through 16 of the Corporation's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Advanced Micro Devices' consolidated financial statements at December 29, 1991, December 27, 1992, and at December 26, 1993, and for each of the three fiscal years in the period ended December 26, 1993, and the report of independent auditors thereon, and the unaudited quarterly financial data of Advanced Micro Devices for the two-year period ended December 26, 1993, on pages 17 through 29 of the Corporation's 1993 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing at the end of Part I under the caption "Executive Officers of the Registrant" and under the captions "Proposal No. 1-Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Corporation's Proxy Statement to be mailed to Stockholders on or before March 27, 1994 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the paragraphs entitled "Directors Fees and Expenses" under the caption "Committees and Meetings of the Board of Directors", and the information under the captions "Executive Compensation" (not including the performance graph on page 12), "Material Compensation Agreements", "Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Proxy Statement to be mailed to Stockholders on or before March 27, 1994, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions "Principal Stockholders" and "Stock Ownership Table" in the Corporation's Proxy Statement to be mailed to Stockholders on or before March 27, 1994 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Transactions with Management" in the Corporation's Proxy Statement to be mailed to Stockholders on or before March 27, 1994 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statements:

                                                                               PAGE REFERENCES
                                                                             -------------------
                                                                                    1993 ANNUAL
                                                                             FORM    REPORT TO
                                                                             10-K   STOCKHOLDERS
                                                                             ----   ------------
Report of Independent Auditors.............................................   --    29
Consolidated Statements of Operations for each of the three fiscal years in the
  period ended December 26, 1993...........................................   --    17
Consolidated Balance Sheets at December 27, 1992 and December 26, 1993.....   --    18
Consolidated Statements of Cash Flows for each of the three fiscal years in the
  period ended December 26, 1993...........................................   --    19
Notes to consolidated financial statements.................................   --    20-28
Supplementary financial data:
  Fiscal years 1992 and 1993 by quarter (unaudited)........................   --    30-31

   2. Financial Statement Schedules

     The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statement
Schedules:

                                                                                PAGE REFERENCES
                                                                              -------------------
                                                                                     1993 ANNUAL
                                                                              FORM    REPORT TO
                                                                              10-K   STOCKHOLDERS
                                                                              ----   ------------
I       Marketable Securities...............................................  F-3         --
II      Amounts receivable from officers and employees......................  F-4         --
V       Property, plant and equipment.......................................  F-5         --
        Accumulated depreciation and amortization of property, plant and
VI      equipment...........................................................  F-6         --
VIII    Valuation and qualifying accounts...................................  F-7         --
X       Supplementary operations statement information......................  F-8         --

3. EXHIBITS

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. The following is a list of such Exhibits:

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- ----------       ----------------------------------------------------------------------------
       3.1       Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the
                 Corporation's Annual Report on Form 10-K for the fiscal period ended
                 December 27, 1987, is hereby incorporated by reference.
       3.2       Certificate of Designations for Convertible Exchangeable Preferred Shares,
                 filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the
                 fiscal year ended March 27, 1987, is hereby incorporated by reference.
       3.3       Certificate of Designations for Series A Junior Participating Preferred
                 Stock, filed as Exhibit 3.3 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
       3.4       By-Laws, as amended, filed as Exhibit 3.4 to the Corporations Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
       4.1       Deposit Agreement with respect to the $30 Convertible Exchangeable Preferred
                 Shares, filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.2       Indenture with respect to the 6% Convertible Subordinated Debentures due in
                 2012, filed as Exhibit 4.4 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.3       The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the
                 Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
       4.4       Rights Agreement between the Corporation and Bank of America N.T. & S.A., filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated
                 February 7, 1990, is hereby incorporated by reference.
     *10.1       AMD 1982 Stock Option Plan, as amended.
     *10.2       AMD 1986 Stock Option Plan, as amended.
     *10.3       AMD 1992 Stock Incentive Plan, as amended.
     *10.4       AMD 1980 Stock Appreciation Rights Plan, as amended.
     *10.5       AMD 1986 Stock Appreciation Rights Plan, as amended.
     *10.6       MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
     *10.7       MMI 1981 Incentive Stock Option Plan, as amended.
     *10.8       Forms of Stock Option Agreements, filed as Exhibit 10.8 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     *10.9       Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to the Corporation's Registration Statement on Form S-8 (No. 33-26266) is
                 hereby incorporated by reference.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- ----------       ----------------------------------------------------------------------------
    *10.10       AMD 1987 Restricted Stock Award Plan, as amended.
    *10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
    *10.12       Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's Annual Report on
                 Form 10-K for fiscal year ended March 31, 1985, is hereby incorporated by reference.
    *10.13(a)    Employment Agreement dated July 1, 1991, between the Corporation and W. J.
                 Sanders III, filed as Exhibit 10.1 to the Corporation's Form 8-K dated
                 September 3, 1991, is hereby incorporated by reference.
    *10.13(b)    Amendment dated August 27, 1991, to Employment Agreement between the
                 Corporation and W. J. Sanders III, filed as Exhibit 10.2 to the
                 Corporation's Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.14       Management Continuity Agreement between the Corporation and W. J. Sanders
                 III, filed as Exhibit 10.14 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.15       Bonus Agreement between the Corporation and Richard Previte, filed as
                 Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.16       Executive Bonus Plan, filed as Exhibit 10.16 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.17       Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as
                 Exhibit 10.17 for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    *10.18       Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended March 30,
                 1986, is hereby incorporated by reference.
    *10.19       Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1989, is hereby incorporated by reference.
    *10.20       Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1989, is hereby incorporated by reference.
     10.21       License Agreement with Western Electric Company, Incorporated, filed as
                 Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for fiscal year ended 1979, is hereby incorporated by reference.
     10.22       Intellectual Property Agreements with Intel Corporation, filed as Exhibit
                 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     10.23       Award of Arbitrator in Case No. 626879 between the Corporation and Intel
                 Corporation, filed as Exhibit 28.2 on Form 8-K dated February 24, 1992, is hereby incorporated by reference.
     10.24       Form of Indemnification Agreements with former officers of Monolithic
                 Memories, Inc., filed as Exhibit 10.22 to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- ----------       ----------------------------------------------------------------------------
     10.25       Agreement and Plan of Reorganization between Monolithic Memories Inc., the
                 Corporation and Advanced Micro Devices Merger Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4
                 (No. 33-15015), dated June 25, 1987, is hereby incorporated by reference.
    *10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
   **10.27(a)    Joint Venture Agreement between the Corporation and Fujitsu Limited.
   **10.27(b)    Technology Cross-License Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(c)    AMD Investment Agreement between the Corporation and Fujitsu Limited.
   **10.27(d)    Fujitsu Investment Agreement between the Corporation and Fujitsu Limited.
   **10.27(e)    Joint Venture License Agreement between the Corporation and Fujitsu Limited.
   **10.27(f)    Joint Development Agreement between the Corporation and Fujitsu Limited.
     10.28       Credit Agreement dated as of January 4, 1993, among Advanced Micro Devices,
                 Inc., Bank of America National Trust and Savings Association as Agent, The
                 First National Bank of Boston as Co-Agent, filed as Exhibit 10.27 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(a)    Amended and Restated Guaranty dated as of January 4, 1993, by Advanced Micro
                 Devices, Inc. in favor of CIBC Inc., filed as Exhibit 10.28(a) to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(b)    Building Lease by and between CIBC Inc. and AMD International Sales &
                 Service, Ltd. dated as of September 22, 1992, filed as Exhibit 10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1992, is hereby incorporated by reference.
     10.29(c)    First Amendment to Building Lease dated December 22, 1992, by and between
                 CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit
                 10.28(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
     10.29(d)    Land Lease by and between CIBC Inc. and AMD International Sales & Service,
                 Ltd. dated as of September 22, 1992, filed as Exhibit 10.28(d) to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(e)    First Amendment to Land Lease dated December 22, 1992, by and between CIBC
                 Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(e)
                 to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1992, is hereby incorporated by reference.
    *10.30       Executive Savings Plan.
    *10.31       Form of Split Dollar Agreement.
    *10.32       Form of Collateral Security Assignment Agreement.
    *10.33       Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as
                 Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No.
                 33-46577) is hereby incorporated by reference.
    *10.34       1992 United Kingdom Share Option Scheme, Filed as Exhibit 4.2 to the
                 Corporation's Registration on Form S-8 (No. 33-46577) is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- ----------       ----------------------------------------------------------------------------
      11.1       Statement re computation of per share earnings.
       13.       1993 Annual Report to Stockholders which has been incorporated by reference into Parts I, II and IV of this annual report. To the extent filed, refer to the front page hereinabove.
       22.       List of AMD subsidiaries.
       24.       Consent of Independent Auditors, refer to page F-2 hereinabove.
       25.       Power of Attorney.

     The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

     * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

     ** Confidential treatment has been requested as to certain portions of these Exhibits.

     (b) Reports on Form 8-K.

          1. A current Report on Form 8-K dated January 27, 1994, was filed announcing an agreement with Compaq Computer Corporation.

          2. A current Report on Form 8-K dated February 10, 1994, was filed announcing an agreement with Digital Equipment Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant

March 1, 1994                             By: /s/  MARVIN D. BURKETT
                                          ------------------------------------
                                            Marvin D. Burkett
                                          Senior Vice President, Chief
                                          Administrative  Officer and
                                          Secretary; Chief Financial
                                          Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
/s/        W. J. SANDERS III*                  Chairman of the Board and Chief  March 1, 1994
- ---------------------------------------------
(W. J.Sanders III)                             Executive Officer (Principal
                                               Executive Officer)

/s/      ANTHONY B. HOLBROOK*                  Vice Chairman of the Board and   March 1, 1994
- ---------------------------------------------
(Anthony B. Holbrook)                          Chief Technical Officer

/s/          RICHARD PREVITE*                  Director, President and Chief    March 1, 1994
- ----------------------------------------------
(Richard Previte)                              Operating Officer

/s/       CHARLES M. BLALACK*                  Director                         March 1, 1994
- ----------------------------------------------
(Charles M. Blalack)

/s/            R. GENE BROWN*                  Director                         March 1, 1994
- ----------------------------------------------
(R. Gene Brown)

/s/            JOE L.  ROBY*                   Director                         March 1, 1994
- ----------------------------------------------
(Joe L. Roby)

/s/         MARVIN D. BURKETT                  Senior Vice President, Chief     March 1, 1994
- ----------------------------------------------
(Marvin D. Burkett)                            Administrative Officer and
                                               Secretary; Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial Officer)

/s/           LARRY R. CARTER                  Vice President and Corporate     March 1, 1994
- ----------------------------------------------
(Larry R. Carter)                              Controller (Principal
                                               Accounting Officer)

* By:         MARVIN D. BURKETT
- ---------------------------------------------
      (Marvin D. Burkett, Attorney-in-Fact)

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                             ITEM 14(A)(1) AND (2)

     The information under the following captions, which is included in the Corporation's 1993 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:

                                                                          PAGE REFERENCES
                                                                  --------------------------------
                                                                                1993 ANNUAL REPORT
                                                                  FORM 10-K      TO STOCKHOLDERS
                                                                  ---------     ------------------
Report of Independent Auditors...................................     --        29
Consolidated Statements of Operations for each of the three
  fiscal years in the period ended December 26, 1993.............     --        17
Consolidated Balance Sheets at December 27, 1992 and
  December 26, 1993..............................................     --        18
Consolidated Statements of Cash Flows for each of the three
  fiscal years in the period ended December 26, 1993.............     --        19
Notes to consolidated financial statements.......................     --        20-28
Supplementary financial data:
  Fiscal years 1992 and 1993 by quarter (unaudited)..............     --        30-31
Schedules for each of the three fiscal years in the period ended
  December 26, 1993:
I    Marketable Securities.......................................    F-3        --
II   Amounts Receivable From Officers and Employees..............    F-4        --
V    Property, plant and equipment...............................    F-5        --
VI   Accumulated depreciation and amortization of property, plant
        and equipment............................................    F-6        --
VIII Valuation and qualifying accounts...........................    F-7        --
X    Supplementary operations statement information..............    F-8        --

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto. With the exception of the information incorporated by reference into Parts I, II and IV of this Form 10-K, the 1993, Annual Report to Stockholders is not to be deemed filed as part of this report.

                 CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc. of our report dated January 6, 1994, included in the 1993 Annual Report to Stockholders of Advanced Micro Devices, Inc.

     Our audits also included the financial statement schedules of Advanced Micro Devices, Inc. listed in Item 14(a). These schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-12011) pertaining to Depositary Convertible Exchangeable Preferred Shares, in the Registration Statement on Form S-4 (No. 33-15015) pertaining to shares issued in connection with the acquisition of Monolithic Memories, Inc. (MMI), in the Registration Statement on Form S-8 (No. 33-16060) pertaining to options granted under the MMI stock option plans, the Registration Statement on Form S-8 (No. 33-16095) pertaining to the 1987 Restricted Stock Award Plan of Advanced Micro Devices Inc., in the Registration Statement on Form S-8 (No. 33-39747) pertaining to the 1991 Stock Purchase Plan of Advanced Micro Devices, Inc., in the Registration Statements on Form S-8 (Nos. 2-70376, 2-80148, 2-93392, 33-10319, 33-26266, 33-36596 and 33-46578)
pertaining to the Stock Option and Stock Appreciation Rights Plans of the Corporation, and in the Registration Statement on Form S-8 (No. 33-46577) pertaining to the 1992 Stock Incentive Plan of Advanced Micro Devices, Inc., and in the related prospectuses, of our report dated January 6, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedules included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.

                                          ERNST & YOUNG

March 3, 1994
San Jose, California

SCHEDULE I

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                             MARKETABLE SECURITIES

                          YEAR ENDED DECEMBER 26, 1993
                                  (THOUSANDS)

SHORT-TERM MARKETABLE SECURITIES: (A)
     Certificates of Deposit......................................................  $368,016
     Commercial Paper.............................................................    34,645
     Treasury Notes...............................................................    25,114
                                                                                    --------
Total Short-Term Marketable Securities............................................  $427,775
                                                                                    --------
                                                                                    --------

- ---------------
(A) Stated at cost which approximates market. No individual security or group of securities of an issuer exceeds 2 percent of total assets.

SCHEDULE II

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                 AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

     YEARS ENDED DECEMBER 29, 1991, DECEMBER 27, 1992 AND DECEMBER 26, 1993

                                                                                       BALANCE RECEIVABLE
                                        BALANCE                                        AT CLOSE OF PERIOD
                                     RECEIVABLE AT                                   ----------------------
                                       BEGINNING                                     CURRENT     NONCURRENT
                                       OF PERIOD       ADDITIONS     COLLECTIONS     ASSETS        ASSETS
                                     -------------     ---------     -----------     -------     ----------
YEAR ENDED DECEMBER 29, 1991:
Amounts Receivable from
  Employees:
  Robert R. Krueger............ (1)    $ 310,500       $      --      $       --     $    --      $310,500
  Barry Pomeroy................ (2)           --         110,000              --          --       110,000
                                     -------------     ---------     -----------     -------     ----------
          Total................        $ 310,500       $ 110,000      $       --     $    --      $420,500
                                     -------------     ---------     -----------     -------     ----------
                                     -------------     ---------     -----------     -------     ----------
YEAR ENDED DECEMBER 27, 1992:
Amounts Receivable from
  Officers:
  Larry R. Carter.............. (3)    $      --       $ 120,000      $       --     $40,000      $ 80,000
                                     -------------     ---------     -----------     -------     ----------
Amounts Receivable from
  Employees:
  Robert R. Krueger............ (1)    $ 310,500       $      --      $  (55,000)    $    --      $255,500
  Barry Pomeroy................ (2)      110,000              --              --          --       110,000
                                     -------------     ---------     -----------     -------     ----------
                                       $ 420,500       $      --      $  (55,000)    $    --      $365,500
                                     -------------     ---------     -----------     -------     ----------
          Total................        $ 420,500       $ 120,000      $  (55,000)    $40,000      $445,500
                                     -------------     ---------     -----------     -------     ----------
                                     -------------     ---------     -----------     -------     ----------
YEAR ENDED DECEMBER 26, 1993:
Amounts Receivable from
  Officers:
  Larry R. Carter.............. (3)    $ 120,000       $      --      $  (40,000)    $40,000      $ 40,000
                                     -------------     ---------     -----------     -------     ----------
Amounts Receivable from
  Employees:
  Robert R. Krueger............ (1)    $ 255,500       $      --      $  (70,000)    $    --      $185,500
  Barry Pomeroy................ (2)      110,000         110,000        (110,000)         --(4)    110,000
                                     -------------     ---------     -----------     -------     ----------
                                       $ 365,500       $ 110,000      $ (180,000)    $    --      $295,500
                                     -------------     ---------     -----------     -------     ----------
          Total................        $ 485,500       $ 110,000      $ (220,000)    $40,000      $335,500
                                     -------------     ---------     -----------     -------     ----------
                                     -------------     ---------     -----------     -------     ----------

- ---------------
(1) Promissory note secured by real property bearing interest at the rate of
    8.74 percent per year due in July/1995.

(2) Non-interest bearing promissory note secured by real property paid off in quarter 4/1993.

(3) Non-interest bearing, non-secured loan to be paid in three equal installments of $40,000 due in July/1993, 1994 and 1995.

(4) Non-secured, interest bearing loan at the rate of 4.0 percent due in February/1996.

SCHEDULE V

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                         PROPERTY, PLANT AND EQUIPMENT

     YEARS ENDED DECEMBER 29, 1991, DECEMBER 27, 1992 AND DECEMBER 26, 1993
                                  (THOUSANDS)

                                   BALANCE                                                    BALANCE
                                  BEGINNING      ADDITIONS       SALES/                        END OF
                                  OF PERIOD       AT COST      RETIREMENTS     TRANSFERS       PERIOD
                                  ----------     ---------     -----------     ---------     ----------
YEAR ENDED DECEMBER 29, 1991:
  Land..........................  $   22,168     $      24      $      --      $      --     $   22,192
  Buildings and leasehold
     improvements...............     380,323        11,679           (388)        11,349        402,963
  Equipment.....................   1,009,052        66,238        (54,594)        42,582      1,063,278
  Construction in progress......      37,783        59,261           (908)       (53,931)        42,205
                                  ----------     ---------     -----------     ---------     ----------
                                  $1,449,326     $ 137,202      $ (55,890)     $      --     $1,530,638
                                  ----------     ---------     -----------     ---------     ----------
                                  ----------     ---------     -----------     ---------     ----------
YEAR ENDED DECEMBER 27, 1992:
  Land..........................  $   22,192     $      --      $      --      $      --     $   22,192
  Buildings and leasehold
     improvements...............     402,963        19,415         (7,911)         7,622        422,089
  Equipment.....................   1,063,278       134,412        (60,330)        25,198      1,162,558
  Construction in progress......      42,205        68,237            (96)       (32,820)        77,526
                                  ----------     ---------     -----------     ---------     ----------
                                  $1,530,638     $ 222,064      $ (68,337)     $      --     $1,684,365
                                  ----------     ---------     -----------     ---------     ----------
                                  ----------     ---------     -----------     ---------     ----------
YEAR ENDED DECEMBER 26, 1993:
  Land..........................  $   22,192     $   1,637      $      --      $   2,443     $   26,272
  Buildings and leasehold
     improvements...............     422,089         5,880            (84)        16,414        444,299
  Equipment.....................   1,162,558        71,681        (74,099)       175,111      1,335,251
  Construction in progress......      77,526       308,983             --       (193,968)       192,541
                                  ----------     ---------     -----------     ---------     ----------
                                  $1,684,365     $ 388,181      $ (74,183)     $      --     $1,998,363
                                  ----------     ---------     -----------     ---------     ----------
                                  ----------     ---------     -----------     ---------     ----------

     The annual provisions for depreciation and amortization have been computed principally in accordance with the following estimated useful lives:

Buildings.......................                                                               26 years
Equipment.......................                                                           3 to 5 years
Leasehold improvements..........                                     Lesser of 5 years or life of lease

SCHEDULE VI

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

     YEARS ENDED DECEMBER 29, 1991, DECEMBER 27, 1992 AND DECEMBER 26, 1993
                                  (THOUSANDS)

                                      BALANCE      ADDITIONS                                    BALANCE
                                     BEGINNING     CHARGED TO                    SALES/          END OF
                                     OF PERIOD     OPERATIONS     OTHER(1)     RETIREMENTS       PERIOD
                                     ---------     ----------     --------     -----------     ----------
YEAR ENDED DECEMBER 29, 1991:
  Buildings and leasehold
     improvements..................  $ 129,869      $ 43,891        $ (4)       $    (384)     $  173,372
  Equipment........................    672,440       112,044         672          (54,230)        730,926
  Construction in progress.........         --            --          --               --              --
                                     ---------     ----------     --------     -----------     ----------
                                     $ 802,309      $155,935        $668        $ (54,614)     $  904,298
                                     ---------     ----------     --------     -----------     ----------
                                     ---------     ----------     --------     -----------     ----------
YEAR ENDED DECEMBER 27, 1992:
  Buildings and leasehold
     improvements..................  $ 173,372      $ 42,498        $ --        $  (6,937)     $  208,933
  Equipment........................    730,926       109,815         222          (58,814)        782,149
  Construction in progress.........         --            --          --               --              --
                                     ---------     ----------     --------     -----------     ----------
                                     $ 904,298      $152,313        $222        $ (65,751)     $  991,082
                                     ---------     ----------     --------     -----------     ----------
                                     ---------     ----------     --------     -----------     ----------
YEAR ENDED DECEMBER 26, 1993:
  Buildings and leasehold
     improvements..................  $ 208,933      $ 38,661        $ --        $     (18)     $  247,576
  Equipment........................    782,149       136,406         366          (72,460)        846,461
  Construction in progress.........         --            --          --               --              --
                                     ---------     ----------     --------     -----------     ----------
                                     $ 991,082      $175,067        $366        $ (72,478)     $1,094,037
                                     ---------     ----------     --------     -----------     ----------
                                     ---------     ----------     --------     -----------     ----------

- ---------------

(1) Provision for write-down to net realizable value.

SCHEDULE VIII

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                       VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED DECEMBER 29, 1991, DECEMBER 27, 1992 AND DECEMBER 26, 1993
                                  (THOUSANDS)

                                                 BALANCE        ADDITIONS                         BALANCE
                                                BEGINNING        CHARGED                          END OF
                                                OF PERIOD     TO OPERATIONS     DEDUCTIONS(1)     PERIOD
                                                ---------     -------------     -------------     -------
Allowance for doubtful accounts:
  YEARS ENDED:
     December 29, 1991........................   $ 4,905         $ 1,582            $  --         $ 6,487
     December 27, 1992........................     6,487             986             (794)          6,679
     December 26, 1993........................     6,679           1,540             (727)          7,492

- ---------------

(1) Accounts (written off) recovered, net.

SCHEDULE X

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                 SUPPLEMENTARY OPERATIONS STATEMENT INFORMATION

     YEARS ENDED DECEMBER 29, 1991, DECEMBER 27, 1992 AND DECEMBER 26, 1993
                                  (THOUSANDS)

                                                                 CHARGED TO COSTS AND EXPENSES
                                                                --------------------------------
                                                                  1991        1992        1993
                                                                --------    --------    --------
Maintenance and repairs.......................................  $ 58,097    $ 69,004    $ 76,124

     All other information is either not material or included in the consolidated financial statements, notes thereto, or other schedules.

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                               INDEX TO EXHIBITS
                                (ITEM 14(A)(3))

 EXHIBIT
  NUMBER                                    DESCRIPTION
- ----------       ------------------------------------------------------------------
       3.1       Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the fiscal period ended December 27, 1987, is hereby incorporated by reference.
       3.2       Certificate of Designations for Convertible Exchangeable Preferred
                 Shares, filed as Exhibit 3.2 to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended March 27, 1987, is hereby incorporated by reference.
       3.3       Certificate of Designations for Series A Junior Participating
                 Preferred Stock, filed as Exhibit 3.3 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
       3.4       By-Laws, as amended, filed as Exhibit 3.4 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 27,
                 1992, is hereby incorporated by reference.
       4.1       Deposit Agreement with respect to the $30 Convertible Exchangeable
                 Preferred Shares, filed as Exhibit 4.3 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.2       Indenture with respect to the 6% Convertible Subordinated
                 Debentures due in 2012, filed as Exhibit 4.4 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended March 29,
                 1987, is hereby incorporated by reference.
       4.3       The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the
                 Corporation and its subsidiaries on a consolidated basis.
       4.4       Rights Agreement between the Corporation and Bank of America N.T.
                 & S.A., filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 7, 1990, is hereby incorporated by reference.
     *10.1       AMD 1982 Stock Option Plan, as amended.
     *10.2       AMD 1986 Stock Option Plan, as amended.
     *10.3       AMD 1992 Stock Incentive Plan, as amended.
     *10.4       AMD 1980 Stock Appreciation Rights Plan, as amended.
     *10.5       AMD 1986 Stock Appreciation Rights Plan.
     *10.6       MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     *10.7       MMI 1981 Incentive Stock Option Plan, as amended.
     *10.8       Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 29, 1991, is hereby incorporated by reference.
     *10.9       Form of Limited Stock Appreciation Rights Agreement, filed as
                 Exhibit 4.11 to the Corporation's Registration Statement on Form
                 S-8 (No. 33-26266) is hereby incorporated by reference.
    *10.10       AMD 1987 Restricted Stock Award Plan, as amended.
    *10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                    DESCRIPTION
- ----------       ------------------------------------------------------------------
    *10.12       Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the
                 Corporation's Annual Report on Form 10-K for fiscal year ended
                 March 31, 1985, is hereby incorporated by reference.
    *10.13(a)    Employment Agreement dated July 1, 1991, between the Corporation and W. J. Sanders III, filed as Exhibit 10.1 to the Corporation's
                 Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.13(b)    Amendment dated August 27, 1991, to Employment Agreement between the Corporation and W. J. Sanders III, filed as Exhibit 10.2 to the Corporation's Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.14       Management Continuity Agreement between the Corporation and W. J.
                 Sanders III, filed as Exhibit 10.14 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.15       Bonus Agreement between the Corporation and Richard Previte, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 29, 1991, is hereby
                 incorporated by reference.
    *10.16       Executive Bonus Plan, filed as Exhibit 10.16 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 29,
                 1991, is hereby incorporated by reference.
    *10.17       Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as Exhibit 10.17 for the fiscal year ended December 27,
                 1992, is hereby incorporated by reference.
    *10.18       Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 March 30, 1986, is hereby incorporated by reference.
    *10.19       Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
    *10.20       Director Deferral Agreement of R. Gene Brown, filed as Exhibit
                 10.18 to the Corporation's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1989, is hereby incorporated by reference.
    *10.21       License Agreement with Western Electric Company, Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form
                 10-K for fiscal year ended 1979, is hereby incorporated by reference.
     10.22       Intellectual Property Agreements with Intel Corporation, filed as
                 Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for
                 the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     10.23       Award of Arbitrator in Case No. 626879 between the Corporation and
                 Intel Corporation, filed as Exhibit 28.2 on Form 8-K dated
                 February 24, 1992, is hereby incorporated by reference.
     10.24       Form of Indemnification Agreements with former officers of
                 Monolithic Memories, Inc., filed as Exhibit 10.22 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1987, is hereby incorporated by reference.
     10.25       Agreement and Plan of Reorganization between Monolithic Memories
                 Inc., the Corporation and Advanced Micro Devices Merger
                 Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-15015), dated June
                 25, 1987, is hereby incorporated by reference.
    *10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
   **10.27(a)    Joint Venture Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(b)    Technology Cross-License Agreement between the Corporation and
                 Fujitsu Limited.

 EXHIBIT
  NUMBER                                    DESCRIPTION
- ----------       ------------------------------------------------------------------
   **10.27(c)    AMD Investment Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(d)    Fujitsu Investment Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(e)    Joint Venture License Agreement between the Corporation and
                 Fujitsu Limited.
   **10.27(f)    Joint Development Agreement between the Corporation and Fujitsu
                 Limited.
     10.28       Credit Agreement dated as of January 4, 1993, among Advanced Micro
                 Devices, Inc., Bank of America National Trust and Savings
                 Association as Agent, The First National Bank of Boston as
                 Co-Agent, filed as Exhibit 10.27 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
     10.29(a)    Amended and Restated Guaranty dated as of January 4, 1993, by
                 Advanced Micro Devices, Inc. in favor of CIBC Inc., filed as
                 Exhibit 10.28(a) to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 27, 1992, is hereby
                 incorporated by reference.
     10.29(b)    Building Lease by and between CIBC Inc. and AMD International
                 Sales & Service, Ltd. dated as of September 22, 1992, filed as
                 Exhibit 10.28(b) to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 27, 1992, is hereby
                 incorporated by reference.
     10.29(c)    First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
                 filed as Exhibit 10.28(c) to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
     10.29(d)    Land Lease by and between CIBC Inc. and AMD International Sales &
                 Service, Ltd. dated as of September 22, 1992, filed as Exhibit
                 10.28(d) to the Corporation's Annual Report on Form 10-K for the
                 fiscal year ended December 27, 1992, is hereby incorporated by reference.
     10.29(e)    First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
                 filed as Exhibit 10.28(e) to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    *10.30       Executive Savings Plan.
    *10.31       Form of Split Dollar Agreement.
    *10.32       Form of Collateral Security Assignment Agreement.
    *10.33       Forms of Stock Option Agreements to the 1992 Stock Incentive Plan,
                 filed as Exhibit 4.3 to the Corporation's Registration Statement
                 on Form S-8 (No. 33-46577) is hereby incorporated by reference.
    *10.34       1992 United Kingdom Share Option Scheme, Filed as Exhibit 4.2 to
                 the Corporation's Registration on Form S-8 (No. 33-46577) is
                 hereby incorporated by reference.
      11.1       Statement re computation of per share earnings.
       13.       1993 Annual Report to Stockholders which have been incorporated by reference into Parts I, II, and IV of this annual report. To the extent filed, refer to the front page hereinabove.
       22.       List of AMD subsidiaries.
       24.       Consent of Independent Auditors, refer to page F-2 hereinabove.
       25.       Power of Attorney.

     The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

 * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

** Confidential treatment has been requested as to certain portions of these Exhibits.

AMD -- 90185