Form 10-Q
period 1994-03-27
ADVANCED MICRO DEVICES INC
filed 1994-04-08
CIK 2488

                                   Form 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 27, 1994
                                    --------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                   Commission File Number       1-7882
                                          ------------------

                          ADVANCED MICRO DEVICES, INC
            (Exact name of registrant as specified in its charter)

         Delaware                                  94-1692300
State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                94088-3453
- ---------------------                              --------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 27, 1994:

Common Stock, $0.01 par value                           92,770,327
- -----------------------------                   ------------------------
            Class                                    Number of Shares

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------


                                     INDEX
                                     -----

                                                                             Page No.
                                                                             --------
Part I.  Financial Information
         Item 1.     Financial Statements

                     Condensed Consolidated Statements of Income--
                       Quarters Ended March 27, 1994
                       and March 28, 1993                                        3

                     Condensed Consolidated Balance Sheets--
                       March 27, 1994 and December 26, 1993                      4

                     Condensed Consolidated Statements of Cash Flows--
                       Quarters Ended March 27, 1994
                       and March 28, 1993                                        5

                     Notes to Condensed Consolidated Financial Statements        6

          Item 2.    Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                        9

Part II.  Other Information

          Item 1.    Legal Proceedings                                          14

          Item 5     Other Information                                          23

          Item 6.    Exhibits and Reports on Form 8-K                           24

          Signature                                                             25

I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                  (Unaudited)
                     (Thousands Except Per Share Amounts)


                                                           Quarter Ended
                                                      ------------------------
                                                      March 27,      March 28,
                                                        1994           1993
                                                      ---------      ---------
Net Sales                                              $513,080       $407,433

Expenses:
  Cost of sales                                         230,437        194,082
  Research and development                               68,221         61,827
  Marketing, general and administrative                  92,894         68,481
                                                       --------       --------
                                                        391,552        324,390
                                                       --------       --------

Operating income                                        121,528         83,043

Interest and other income, net                            3,603          3,387
Interest expense                                           (739)        (1,082)
                                                       --------       --------

Income before taxes on income                           124,392         85,348

Provision for taxes on income                            39,805         23,897
                                                       --------       --------

Net income                                               84,587         61,451

Preferred stock dividends                                 2,588          2,587
                                                       --------       --------

Net income applicable to common shareholders           $ 81,999       $ 58,864
                                                       ========       ========

Net income per common share
  Primary                                              $   0.85       $   0.63
                                                       ========       ========
  Fully diluted                                        $   0.82       $   0.61
                                                       ========       ========
Shares used in per share calculation
  Primary                                                96,233         93,751
                                                       ========       ========
  Fully diluted                                         103,670        100,820
                                                       ========       ========

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                          March 27,       December 26,
                                                            1994             1993
                                                         (Unaudited)       (Audited)
                                                         -----------      ------------
Assets
- ------
Current assets:
  Cash and cash equivalents                              $    84,405       $    60,423
  Temporary cash investments                                 458,282           427,775
                                                         -----------       -----------
      Total cash and cash equivalents, and
        temporary cash investments                           542,687           488,198
  Accounts receivable, net                                   313,972           263,617
  Inventories:
    Raw materials                                             14,953            15,371
    Work-in-process                                           59,372            56,504
    Finished goods                                            30,507            32,175
                                                         -----------       -----------
      Total inventories                                      104,832           104,050
  Prepaid expenses and other current assets                   33,082            30,399
  Deferred income taxes                                       77,924            77,922
                                                         -----------       -----------
        Total current assets                               1,072,497           964,186
Property, plant and equipment, at cost                     2,043,892         1,998,363
Accumulated depreciation and amortization                 (1,127,402)       (1,094,037)
                                                         -----------       -----------
      Net property, plant and equipment                      916,490           904,326
Other assets                                                  69,256            60,719
                                                         -----------       -----------
                                                         $ 2,058,243       $ 1,929,231
                                                         ===========       ===========
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Notes payable to banks                                 $    33,304       $    30,994
  Accounts payable                                           102,976           127,151
  Accrued compensation and benefits                           88,977            81,860
  Accrued liabilities                                         88,588            83,982
  Income tax payable                                          64,726            34,991
  Deferred income on shipments to distributors                90,618            74,436
  Long-term debt and capital lease obligations due
    within one year                                           22,439            21,205
                                                         -----------       -----------
        Total current liabilities                            491,628           454,619

Deferred income taxes                                         42,837            42,837
Long-term debt and capital lease obligations due
  after one year                                              81,108            79,504

Stockholders' equity:
  Capital stock:
    Serial preferred stock, par value                             35                35
    Common stock, par value                                      929               926
  Capital in excess of par value                             628,130           619,733
  Retained earnings                                          813,576           731,577
                                                         -----------       -----------
        Total stockholders' equity                         1,442,670         1,352,271
                                                         -----------       -----------
                                                         $ 2,058,243       $ 1,929,231
                                                         ===========       ===========

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)
                                  (Thousands)

                                                                          Quarter Ended
                                                                 -----------------------------
                                                                   March 27,         March 28,
                                                                     1994              1993
                                                                 -----------       -----------
Cash flows from operating activities:
  Net income                                                      $  84,587         $  61,451
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                    50,972            40,775
    Net gain on sale of property, plant and equipment                  (224)             (175)
    Write-down of property, plant and equipment                         338               169
    Compensation recognized on employee stock plans                     384               315
    Net increase in deferred income taxes                                (2)          (26,670)
    Increase in income tax payable                                   35,065            44,734
    Changes in operating assets and liabilities:
      Net increase in receivables, inventories,
        prepaids and other assets                                   (62,357)           (4,033)
      Net increase in payables and accrued liabilities                3,730            12,503
                                                                  ---------         ---------

Net cash provided by operating activities                           112,493           129,069
                                                                  ---------         ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                         (53,126)          (91,327)
  Proceeds from sale of property, plant and equipment                   241               183
  Purchase of  held-to-maturity debt securities                    (161,968)         (228,206)
  Proceeds from sale of held-to-maturity debt securities            131,461           224,226
                                                                  ---------         ---------

Net cash used in investing activities                               (83,392)          (95,124)
                                                                  ---------         ---------
Cash flows from financing activities:
  Proceeds from borrowings                                           12,412                -
  Principal payments on borrowings                                  (17,629)           (8,209)
  Net proceeds from issuance of stock                                 2,686             5,376
  Payments of preferred stock dividends                              (2,588)           (2,587)
                                                                  ---------         ---------
Net cash used in financing activities                                (5,119)           (5,420)
                                                                  ---------         ---------

Net increase in cash and cash equivalents                            23,982            28,525
Cash and cash equivalents-beginning of period                        60,423            52,027
                                                                  ---------         ---------

Cash and cash equivalents-end of period                           $  84,405         $  80,552
                                                                  =========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the first quarter for:
  Interest (net of amounts capitalized)                           $      -          $     829
                                                                  =========         =========
  Income taxes                                                    $   4,749         $   5,695
Non-cash financing activities:                                    =========         =========
  Equipment capital leases                                        $  10,365         $   2,953
                                                                  =========         =========

See accompanying notes
- ----------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

1. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

2. The company is currently involved in the following litigations with Intel
   Corporation: (1) the Technology Agreement Arbitration, (2) the '287 Microcode Litigation, (3) the '386 Microcode Litigation, (4) the '486 Microcode Litigation, (5) the Business Interference Case, (6) the Antitrust Case, and (7) the International Trade Commission Proceeding. These litigations, except for the Antitrust Case, arise principally out of disputes over the nature, scope and duration of the intellectual property rights granted to the company under two agreements: (i) a 1976 Cross-License Agreement and (ii) a 1982 Technology Exchange Agreement (collectively, the "Agreements").

   On March 10, 1994, a federal court jury in San Jose, California returned verdicts in the 287 Microcode Litigation finding that a 1976 patent and copyright agreement between AMD and Intel (the "1976 Agreement") granted AMD rights to sell microchips containing Intel microcodes. The Court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors.

   Intel has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

   An unfavorable ultimate decision in the 287, 386 or 486 Microcode Litigation could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce those Am386 and Am486 products adjudicated to contain any copyrighted Intel microcode. Therefore, such litigations could have a materially adverse impact on the financial condition and results of operations of the company.

   The AMD/Intel Litigations involve multiple interrelated and complex issues of fact and law. Therefore, the ultimate outcome of the AMD/Intel Litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel Litigations has been made in the company's financial statements.

3. Five class-action complaints and one stockholders' derivative action were filed against the company and certain officers and directors in September and October of 1993. The complaints generally allege violations of federal securities laws and breaches of obligations, based on statements made by the company regarding the development of its Am486 products and statements contained in the company's 1993 third quarter earnings release. The class action suits have been consolidated and the amount of damages sought is unspecified. The company believes the resolutions of these actions will not have a material adverse impact on the financial condition of the company.

4. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of an extensive cleanup and studies of its sites and is meeting all regulatory requirements. Management believes these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the company.

5. The effective tax rates used for the first quarters of 1994 and 1993 were 32 percent and 28 percent, respectively.

6. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu-AMD Semiconductor Limited (FASL)." AMD's share of FASL is 49.95 percent, and this investment is being accounted for under the equity method. Through the first quarter of 1994, the amount invested in FASL and the company's share of the results of operations of FASL are immaterial.

7. Effective December 27, 1993, the company adopted the Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading, or available-for-sale. The cumulative effect as of December 27, 1993, of adopting SFAS No. 115 is considered to be immaterial.

   Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

   Cash and cash equivalents and temporary cash investments include the following held-to-maturity debt securities as of March 27, 1994 (in thousands):

   Security repurchase agreements           $ 33,800
   Other                                       1,631
                                            --------
   Held-to-maturity debt securities           35,431
   Cash                                       48,974
                                            --------
   Total cash and cash equivalents          $ 84,405
                                            ========
   Certificates of deposit                  $346,845
   Corporate notes                            61,415
   Treasury notes                             40,221
   Commercial paper                            9,801
                                            --------
   Total temporary cash investments         $458,282
                                            ========

    The market value of the above held-to-maturity debt securities approximates amortized cost as of March 27, 1994.

8. Shares used in the primary net income per common share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. Shares used in the per share computations are as follows:

                                                      Quarter Ended
                                            ---------------------------------
                                            March 27,            March 28,
                                              1994                 1993
                                            ---------            ---------
                                                      (Thousands)
   Primary:
   Common shares outstanding                   92,575               88,935
   Employee stock plans                         3,658                4,816
                                            ---------            ---------
                                               96,233               93,751
                                            =========            =========

   Fully diluted:
   Common shares outstanding                   92,575               88,935
   Employee stock plans                         4,239                5,029
   Preferred stock                              6,856                6,856
                                            ---------            ---------
                                              103,670              100,820
                                            =========            =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 26, 1993.

RESULTS OF OPERATIONS

AMD reported record sales, operating income and net income for the first quarter of 1994. Net sales of $513.1 million for the first quarter of 1994, rose by 26 percent from sales of $407.4 million for the first quarter of 1993. This increase was primarily attributable to substantial growth in Am486(Trademark) microprocessor sales, partially offset by significantly lower sales of Am386(Registered Trademark) products.

Sales to international customers for the first quarter of 1994 and 1993 were 53 percent and 56 percent, respectively. First quarter sales grew in North America and Europe while sales in Asia declined as compared to the same quarter a year ago.

Due to their maturing life cycle, sales of Am386 microprocessors decreased substantially as compared to the first quarter of 1993, resulting from both unit shipment and average-selling-price declines. Management anticipates Am386 microprocessor revenue will continue on its downward trend for the remainder of 1994 since the market has transitioned to 486 technology.

The company's Am386 and Am486 products have been the subject of litigation with Intel Corporation (see Footnote 2 of the consolidated financial statements, Part II, Item 1, Legal Proceedings). On March 10, 1994, a federal court jury in San Jose, California returned verdicts in the 287 microcode litigation finding that a 1976 patent and copyright agreement between AMD and Intel (the "1976 Agreement") granted AMD rights to sell microchips containing Intel microcodes. The Court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors.

Intel has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

An unfavorable ultimate decision in the 287, 386 or 486 microcode litigation could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce those Am386 and Am486 products adjudicated to contain any copyrighted Intel microcode. Therefore, such litigations could have a materially adverse impact on the financial condition and results of operations of the company.

During 1993, the company's X86 business transitioned from Am386 to Am486 products. The company began shipments of its Am486DX microprocessors during the second quarter of 1993.


Am386 is a registered trademark of Advanced Micro Devices, Inc.
Am486 is a trademark of Advanced Micro Devices, Inc.

Since that time, Am486DX unit shipments have grown significantly. In the first quarter of 1994, unit shipments of Am486DX devices exceeded 900,000 units while average selling prices declined moderately as compared to the immediate prior quarter. It is expected that selling prices will continue to decline due to competitive pressures.

The company has initiated an aggressive manufacturing plan in its Submicron Development Center (SDC); nevertheless, Am486 product demand is expected to exceed production capacity in the second quarter of 1994. In February 1994, the company and Digital Equipment Corporation (Digital) entered into a foundry agreement for AMD's Am486 microprocessors. The agreement is for two years with an option for extension at the end of that period. However, both parties have certain rights to terminate this agreement earlier in the event of adverse developments in the company's microprocessor-related litigations. Initial shipments of Am486 products from wafers manufactured by Digital are expected to begin in the fourth quarter of 1994. The company may enter into additional foundry arrangements in order to supplement internal capacity based on business conditions. Regardless of these foundry arrangements, the company's production capacity is expected to increase in late 1995 due to the completion of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas (Fab 25).

An unfavorable ultimate decision in the 287 or the 486 Microcode Litigations could affect the company's ability to continue to ship and produce its Am486DX products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

The company is also developing its next generation of microprocessors, referred to as the K-series, based on superscalar RISC-type architecture. Development of the initial K-series products is expected to be completed in the fourth quarter of 1994 or early 1995.

In addition to the above-mentioned litigations, the future outlook for AMD's microprocessor business is highly dependent upon microprocessor market conditions, which are subject to both demand and price elasticity. Future growth will depend on the market demand for Am486 products and AMD's future generation microprocessors, and the company's ability to meet this demand.

For the first quarter of 1994, revenues of network, data and telecommunication products increased slightly as compared to the first quarter of 1993. This increase was mainly attributable to strong growth in Ethernet products partially offset by decreased sales of data communication products. Sales of embedded processors and microcontrollers in the first quarter of 1994 decreased slightly from the first quarter of 1993.

First quarter sales of flash memory devices grew slightly as compared to the corresponding quarter a year ago due to an increase in unit shipments. However, flash sales decreased substantially as compared to the immediate prior quarter due to pricing pressures from increased competition. It is expected that these pricing pressures will continue through 1994. The company plans to meet projected long-term demand for flash memory devices through a manufacturing joint venture with Fujitsu Limited of Japan, which is expected to begin volume production in the first half of 1995.

Revenues of erasable programmable read-only memories (EPROMs) in the first quarter of 1994 grew from the similar prior period due to increased capacity resulting from foundry arrangements and higher average prices due to greater demand.

Sales of CMOS programmable logic devices (PLDs) increased in the first quarter of 1994 as compared to the same quarter last year, primarily driven by MACH(Trademark) family products (mid-density PLDs). However, this increase was offset by a decrease in bipolar PLD sales. Management expects flat PLD sales in the second quarter of 1994 as sales growth, if any, in MACH family products may be offset by bipolar PLD sales decline.

Cost of sales of $230.4 million for the first quarter of 1994 contributed to a gross margin of 55 percent as compared to a gross margin of 52 percent in the first quarter of 1993. This increase in gross margin was primarily related to higher margins from Am486 products. Gross margins for the remainder of 1994 are dependent upon the strength of market demand for Am486 devices and the company's ability to meet that demand.

Research and development expenses increased to $68.2 million in the first quarter of 1994 from $61.8 million in the same quarter last year due to higher research and development spending in Fab 25 and most product lines. The company expects research and development expenses to remain relatively stable for the remainder of 1994.

Marketing, general and administrative expenses grew by $24.4 million to $92.9 million for the first quarter of 1994 from $68.5 million for the first quarter of 1993. This increase was mainly due to increased legal fees relating to litigations with Intel, microprocessor advertising rebates and profit sharing.

In summary, total operating expenses for the first quarter of 1994 were $391.6 million, a $67.2 million increase over the $324.4 million operating expenses for the first quarter of 1993. However, operating expenses as a percentage of sales decreased in the first quarter of 1994 as compared to the same quarter a year ago. Consequently, operating income as a percentage of sales increased to 24 percent in the first quarter of 1994 as compared to 20 percent in the same quarter last year. Although the company is continuing to focus on cost containment, operating expenses may rise through 1994 in both absolute dollars and as a percentage of sales due to start-up manufacturing costs for Fab 25, further increases in depreciation, and higher foundry expenses which are dependent on product demand.

Interest and other income rose slightly to $3.6 million in the first quarter of 1994 as compared to $3.4 million in the first quarter of 1993, due to higher cash available for investment. Interest expense was $.7 million for the first quarter of 1994, down from $1.1 million in the first quarter of 1993 due to lower average borrowing rates.

Provision for income taxes was $39.8 million, or 32 percent, for the first quarter of 1994 compared to $23.9 million, or 28 percent, for the first quarter of 1993. The higher provision in 1994 was primarily due to reduced benefits from low taxed foreign income and from available tax credit carryforwards. Management expects that the provision for taxes on income will remain at approximately 32 percent through 1994.

The company recorded net income before preferred stock dividends of $84.6 million in the first quarter of 1994, up from $61.5 million in the first quarter of 1993. After preferred stock

MACH is a trademark of Advanced Micro Devices, Inc.

dividends of $2.6 million for both quarters, the primary net income per common share was $.85 for the first quarter of 1994 and $.63 for the same quarter a year ago.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- ----------------------------------------------------------------------------

The semiconductor industry is generally characterized by a highly competitive and rapidly changing environment in which operating results are often subject to the effects of new product introductions, manufacturing technology innovations, rapid fluctuations in product demand, and the ability to secure intellectual property rights. While the company attempts to identify and respond to these changes as soon as possible, the rapidity of their onset makes prediction of and reaction to such events an ongoing challenge.

The company believes that its future results of operations and financial condition could be impacted by the following factors: market acceptance and timing of new products, trends in the personal computer marketplace, capacity constraints, intense price competition, interruption of manufacturing materials supply, negative changes in international economic conditions and decisions in legal disputes relating to intellectual property rights.

Due to the factors noted above, the company's future operations, financial condition and stock price may be subject to volatility. In addition, a shortfall in revenue or earnings from securities analysts' expectations could have an immediate adverse effect on the trading price of the company's common stock in any given period.

FINANCIAL CONDITION
- -------------------

The company's financial condition improved during the first quarter of 1994. Cash and cash equivalents, and temporary cash investments increased by $54.5 million to $542.7 million from December 26, 1993 to March 27, 1994. Net cash provided by operating activities was offset by the purchase of property, plant and equipment to expand manufacturing capacity, and the purchase of held-to-maturity debt securities in the first quarter of 1994. Positive cash flow decreased slightly in the first quarter of 1994 as higher net income was offset by an increase in accounts receivable.

Working capital grew by $71.3 million from $509.6 million at the end of 1993 to $580.9 million in the first quarter of 1994. This growth was primarily due to an increase in cash and cash equivalents, temporary cash investments and accounts receivable resulting from higher sales.

The company is currently involved in litigations with Intel. While it is impossible to predict the resolutions of the AMD/Intel litigations, there could be a material adverse effect on the financial condition, or trends in results of operations of the company, or the ability to raise necessary capital, or some combination of the foregoing if the outcome of the Intel litigations either results in an award to Intel of material monetary damages, or the company's intellectual property rights are not sustained with regard to certain microprocessor products currently the subject of litigation with Intel (see footnote 2 of the consolidated financial statements, Part II, Item 1, Legal Proceedings).

In July 1993, the company commenced construction of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas. Known as Fab 25, the new facility is expected to cost approximately $1 billion when fully equipped. The first phase of construction and initial equipment installation is expected to cost approximately $400 million through 1994. Volume production is scheduled to begin in late 1995.

The company and Fujitsu Limited are cooperating in building and operating an approximately $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan through their joint venture "Fujitsu AMD Semiconductor Limited (FASL)". The forecasted joint venture costs are denominated in yen and therefore are subject to change due to fluctuations of foreign exchange rates. Each company will contribute equally toward funding and supporting FASL. AMD is expected to contribute approximately half of its share of funding in cash and guarantee third-party loans made to FASL for the remaining half. However, to the extent debt cannot be secured by FASL, AMD is required to contribute its portion in cash. Through the first quarter of 1994, the company's investment in FASL was immaterial; however, management anticipates this investment will increase substantially, to approximately $135 million by the end of 1994. The company is also required under the terms of the joint venture to contribute approximately one-half of such additional amounts as may be necessary to sustain FASL's operations. The facility is expected to begin operations in the fourth quarter of 1994 utilizing CMOS process technology. Volume production is expected to commence in the first half of 1995.

As of the end of the first quarter of 1994, the company had the following financing arrangements: unsecured committed bank lines of credit of $105 million, unutilized; long-term secured equipment lease lines of $110 million, of which $75 million were utilized; and short-term, unsecured uncommitted bank credit in the amount of $84 million, of which $33 million was outstanding.

The company's current capital plan and requirements are based on various product-mix, selling-price and unit-demand assumptions and are, therefore, subject to revision due to future market changes and litigation outcomes.

In April 1994, AMD filed with the Securities and Exchange Commission a shelf registration statement covering the offer and sale of up to $400 million of its securities, which may be debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock or any combination of the foregoing which the company may offer from time to time in the future. Such registration statement is not yet effective. Any sale of securities by the company will occur through the use of a prospectus contained in the registration statement. The precise nature and terms of the securities to be offered and sold by the company will be established at the time of their sale (see Part II, Item 5).

The company, given the current business prospects, also intends to call all of its outstanding preferred shares for redemption when market conditions permit. In such event, all of AMD's outstanding depositary shares would also be redeemed. Each depositary share represents one-tenth of a preferred share, and each ten depositary shares are convertible into 19.873 shares of AMD's common stock (see Part II, Item 5).

Management believes that, absent unfavorable litigation outcomes, cash flows from operations and current cash balances, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital investments, and research and development projects currently planned for the remainder of 1994.

II.  OTHER INFORMATION
     -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

A. INTEL
   -----

   GENERAL
   -------

Advanced Micro Devices, Inc. ("AMD" or "company") and Intel Corporation ("Intel") are engaged in a number of legal proceedings involving AMD's X86 products. The current status of such legal proceedings are described below. An unfavorable ultimate decision in the 287, 386 or 486 microcode cases could result in a material monetary award to Intel and/or preclude AMD from continuing to produce those Am386 (Registered Trademark) and Am486 (Trademark) products adjudicated to contain any copyrighted Intel microcode. The Am486 products are a material part of the company's business and profits and such an unfavorable decision could have an immediate, materially adverse impact on the financial condition and results of the operations of AMD.

The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such legal proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon an adjudication of any of the AMD/Intel legal proceedings has been made in the company's financial statements.

On March 10, 1994, a federal court jury in San Jose, California returned verdicts in the 287 microcode litigation discussed in A.2 below finding that a 1976 patent and copyright agreement between AMD and Intel (the "1976 Agreement") granted AMD rights to sell microchips containing Intel microcodes. The Court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors.

Intel has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

  STATUS OF CASES
  ---------------

1.  AMD/Intel Technology Agreement Arbitration.
    ------------------------------------------

A 1982 technology exchange agreement (the "1982 Agreement") between AMD and Intel has been the subject of a dispute which was submitted to Arbitration through the Superior Court of Santa Clara County, California and the matter is now at the California Supreme Court on appeal. The dispute centers around issues relating to whether Intel breached its agreement with AMD and whether that breach injured AMD, as well as the remedies available to AMD for such a breach.

In February 1992, the Arbitrator awarded AMD several remedies including the following: a permanent, royalty-free, nonexclusive, nontransferable worldwide right to all Intel copyrights, patents, trade secrets and mask work rights, if any, contained in the then-current version of AMD's Am386 family of microprocessors; and a two-year extension, until December 31, 1997, of the copyright and patent rights granted to AMD. Intel appealed this decision as it relates to the technology award. On May 22, 1992, the Superior Court in Santa Clara County confirmed the Arbitrator's award and entered judgment in the Corporation's favor on June 1, 1992. Intel appealed the decision confirming the Arbitrator's award in state court. On June 4, 1993, the California Court of Appeal affirmed in all respects the Arbitrator's determinations that Intel breached the 1982 Agreement. However, the Court of Appeal held that the Arbitrator exceeded his powers in awarding to AMD a license to Intel intellectual property, if any, in AMD's Am386 microprocessor and in extending the 1976 Agreement between AMD and Intel by two years. As a result, the Court of Appeal ordered the lower court to correct the award to remove these rights and then confirm the award as so corrected.

On September 2, 1993, the California Supreme Court granted the company's petition for review of the California Court of Appeal decision that the Arbitrator exceeded his authority. The company has requested that the California Supreme Court affirm the judgment confirming the Arbitrator's award to the company, which includes the right to the Intel 386 microcode.

If the California Supreme Court reverses the decision of the California Court of Appeal and affirms the Arbitrator's award, the company would assert the Arbitrator's award as well as the verdicts in the 287 Microcode case discussed below as defenses against Intel's intellectual property claims in the 386 and 486 Microcode Litigations discussed below. If sustained, both these defenses could preclude Intel from continuing to pursue its pending intellectual property and related damages claims regarding the Am386 microprocessors, and the Arbitrator's award also could preclude claims respecting the Am486SX microprocessors. If the Supreme Court does not reverse the decision of the California Court of Appeal it could among other things: (i) decide to remand the matter for a new Arbitration proceeding either on the merits or solely on the issue of relief including the damages due to the company, or (ii) order no further proceedings which would affirm the decision of the Court of Appeal and prevent AMD from using the Arbitration award as a defense in the 386 or 486 Microcode Litigations discussed below. The California Supreme Court is expected to decide the case by the end of 1994.

The company believes it has the right to use Intel technology to manufacture and sell AMD's microprocessor products based on a variety of factors, including: (i) the 1982 Agreement, (ii) the Arbitrator's award in the Arbitration which is pending review by the California Supreme Court, and (iii) the 1976 Agreement. An unfavorable decision by the California Supreme Court could materially adversely affect other AMD/Intel microcode legal proceedings discussed herein. Such matters involve multiple interrelated and complex issues of fact and law. The ultimate outcome of the AMD/Intel legal proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

2.  287 Microcode Litigation (Case No. C-90-20237, N.D. Cal.)
    ---------------------------------------------------------

On April 23, 1990, Intel Corporation filed an action against the company in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the Corporation's 80C287, a math coprocessor designed to function with the 80286. Intel's suit alleges several causes of action, including infringement of Intel copyright on the Intel microcode used in its 287 math coprocessor, mask work infringement, unfair competition by means of false advertising and unauthorized copying of the Intel 287 microcode by the third party developer of the AMD 80C287 microchips.

In June 1992, a jury determined that the company did not have the right to use Intel microcode in the 80C287. On December 2, 1992, the court denied the company's request for declaratory relief to the effect it has the right, under the 1976 Agreement with Intel to distribute products containing Intel microcode. The company filed a motion on February 1, 1993, for a new trial based upon the discovery of AMD of evidence improperly withheld by Intel at the time of trial.

In April, 1993, the court granted AMD a new trial on the issue of whether the 1976 Agreement with Intel Corporation granted AMD a license to use Intel microcode in its products. The ruling vacated both an earlier jury verdict holding that the 1976 Agreement did not cover the rights to microcode contained in the Intel 80287 math coprocessor and the December 2, 1992 ruling (discussed above). A new trial commenced in January, 1994 and jury verdicts were returned in AMD's favor on March 10, 1994 finding that the 1976 Agreement granted AMD rights to sell microchips containing Intel microcodes. The court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors.

The impact of the ultimate outcome of the 287 Microcode Litigation is highly uncertain and dependent upon the scope and breadth of the final result in the case. A decision of broad scope could not only result in a damages award but also impact the company's ability to continue to ship and produce its Am486 products or other microprocessor products containing any copyrighted Intel microcode. The company's inability to ship such products could have an immediate, material adverse impact on the company's results of operations and financial condition. The outcome of the 287 litigation could also materially impact the outcomes in the other AMD/Intel microcode legal proceedings. Such matters involve multiple interrelated and complex issues of fact and law. The ultimate outcome of the AMD/Intel legal proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

3.  386 Microcode Litigation (Case No. A-91-CA-800, W.D. Texas and Case No.
    -----------------------------------------------------------------------
C-92-20039, N.D. Cal.)
- ----------------------

On October 9, 1991, Intel Corporation filed an action against the company in the U.S. District Court for the Western District of Texas (Case No. A-91-CA-800, W.D. Texas), alleging the separate existence and copyrightability of the logic programming in a microprocessor and characterizing that logic as a "control program", and further alleging that the company violated copyrights on this material and on the Intel microcode contained in the Am386 microprocessor. This action has been transferred to the U.S. District Court, Northern District of California (Case No. C-92-20039, N.D. Cal.). The complaint asserts claims for copyright infringement of what Intel describes as: (1) its 386 microprocessor microcode program and revised programs, (2) its control program stored in a 386 microprocessor programmable logic array and (3) Intel In-Circuit Emulation (ICE) microcode. The complaint seeks damages and injunctive relief arising out of the company's development, manufacture and sale of its Am386 microprocessors and seeks a declaratory judgment as to the Intel/AMD license agreements (1976 and 1982 Agreements), including a claim for a declaratory judgment that AMD's license rights to Intel's microcodes expire on December 31, 1995, and that AMD may no longer sell product containing Intel microcode after that date. The monetary relief sought by Intel is unspecified. The company has answered and counterclaimed seeking declaratory relief.

The company believes that Intel's microcode copyright claims are substantively the same as claims made in the 287 Microcode Litigation (Case No. C-90-20237, N.D. Cal.) (discussed above). Intel has also asserted that federal law prevents the company from asserting as a defense the intellectual property rights that were awarded in the Intel Arbitration (discussed above). On October 29, 1992, the court in the 386 Microcode Litigation granted the company's motion to stay further proceedings pending resolution of the state court Arbitration appeal. On December 28, 1993, the U.S. Court of Appeals for the Ninth Circuit reversed the stay order and the case was remanded for further proceedings. The company will file a petition for writ of certiorari in the Supreme Court of the United States. If the petition is granted, AMD will move to have the mandate of the Ninth Circuit recalled and stayed pending a decision by the U.S. Supreme Court on the correctness of the trial court's order to stay. Meanwhile, the 386 case is no longer stayed and the company expects Intel to argue that the Arbitration is not a defense in this action. As discussed above, the jury verdicts in the 287 case resolve the issue of whether AMD has the right to use Intel's microcodes in AMD's Am386 microprocessor. However, the company expects Intel to argue that the verdicts do not resolve the claims in the 386 Microcode Litigation that AMD is not licensed to use (1) Intel's "control program" stored in Intel's 386 microprocessor's programmable logic array or (2) what Intel characterizes as "ICE microcode".

An unfavorable final decision in the 386 Microcode Litigation could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce the Am386 and any other microprocessors which contain any copyrighted Intel microcode, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

4.  486 Microcode Litigation (Case No. C-93-20301 PVT, N.D. Cal.)
    -------------------------------------------------------------

On April 28, 1993, Intel Corporation filed an action against AMD in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the company's Am486 microprocessor. The suit alleges several causes of action, including infringement of various Intel copyrighted computer programs.

Intel's Fourth Amended Complaint was filed on November 2, 1993. The Fourth Amended Complaint seeks damages and injunctive relief based on the following claims: (1) AMD's alleged copying and distribution of 486 "Processor Microcode Programs" and "Control Programs"; (2) AMD's alleged copying of 486 "Processor Microcode" as an intermediate step in creating proprietary microcodes for the AMD version of the 486. The Fourth Amended Complaint also seeks a declaratory judgment that (1) AMD has induced third party copyright infringement through encouraging third parties to import Am486-based products ("Third Party Inducement Claim"); (2) AMD's license rights to Intel microcode expire as of December 31, 1995 and AMD may no longer sell any products containing Intel microcode after that date ("License Expiration Claim"); (3) AMD's license rights to Intel microcodes do not extend to In-Circuit Emulation (ICE) microcode ("ICE Claim"); and (4) AMD is not licensed to authorize third parties to copy the Intel microcode ("Have Copied Claim"). Intel's Fourth Amended Complaint further seeks damages and injunctive relief based on AMD's alleged copying and distribution of Intel's "386 Processor Microcode Program" in AMD's 486SX microprocessor. The company answered the complaint in January, 1994.

On December 1, 1993, Intel moved for partial summary judgment on its claim for copyright infringement of what Intel terms its 486 ICE microcode. This motion was denied and a trial date of May 16, 1994, has been set for what Intel terms the ICE microcode portion of the 486 Microcode Litigation.

By order dated December 21, 1993, the Court granted the company's motion to stay Intel's claim that AMD's 486SX infringes Intel copyrights on its 386 microcode. In light of the Ninth Circuit decision discussed above in the 386 Microcode Litigation reversing the Court's order staying the case, the stay order in this action may be vacated and/or appealed and the litigation concerning this claim may proceed.

AMD believes that the microcode copyright infringement claims made by Intel in the 486 Microcode Litigation are substantively the same as claims: (i) made in the 287 Microcode Litigation with regard to the Intel microcode, discussed above and (ii) made in the 386 Microcode Litigation with regard to AMD's rights to utilize the so-called Intel microcode, "control programs" and ICE microcode. Intel's License Expiration Claim contained in the 486 Microcode Litigation is also contained in the 386 but not the 287 Microcode Litigation.

As discussed above, the jury verdicts in the 287 case resolve the issue whether AMD has the right to use Intel's microcode in AMD's Am486 microprocessor. The company expects Intel to argue that the verdicts do not resolve the claims in the 486 Microcode Litigation that AMD is not licensed to use (1) Intel's "control program" stored in Intel's 486 microprocessor's programmable logic array or (2) what Intel characterizes as "ICE microcode".

An unfavorable ultimate decision in the 287 or the 486 Microcode Litigations could affect the company's ability to continue to produce and ship its Am486DX products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

5.  Antitrust Case Against Intel
    ----------------------------

On August 28, 1991, the company filed an antitrust complaint against Intel Corporation in the U.S. District Court for the Northern District of California (Case No. C-91-20541-JW-EAI), alleging that Intel engaged in a series of unlawful acts designed to secure and maintain a monopoly in iAPX microprocessor chips. The complaint alleges that Intel illegally coerced customers to purchase Intel chips through selective allocations of Intel products and tying availability of the Intel 80386 to purchases of other products from Intel, and that Intel filed baseless lawsuits against AMD in order to eliminate AMD as a competitor and intimidate AMD customers. The complaint requests significant monetary damages (which may be trebled), and an injunction requiring Intel to license the 80386 and 80486 to AMD, or other appropriate relief. On December 17, 1991, the Court dismissed certain of AMD's claims relating to Intel's past practices on statute of limitations grounds. Intel filed a motion for partial summary judgment on a single AMD claim that Intel filed a baseless trademark lawsuit against AMD and this motion has been granted. The trial date of October 4, 1994 has been vacated and no new date has been set. With the Court's permission, AMD filed an amended complaint on March 9, 1994, alleging monopolization and attempted monopolization by Intel in connection with the sale of the 286, 386, 486 and Pentium microprocessors.

6.  Business Interference Case Against Intel
    ----------------------------------------

On November 12, 1992, the company filed a proceeding against Intel in the Superior Court of Santa Clara County, California (Case No. 726343), for tortious interference with prospective economic advantage, violation of California's Unfair Competition Act, breach of contract and declaratory relief arising out of Intel's efforts to require AMD's customers to pay to Intel patent royalties if they purchased 386 and 486 microprocessors from AMD. The patent involved, referred to as the Crawford '338 patent, covers various aspects of how the Intel 386 microprocessor, the Intel 486 microprocessor and future X86 processors manage memory and how these microprocessors generate memory pages and page tables when combined with external memory and multi-tasking software such as Microsoft (Registered Trademark) Windows (Trademark), OS/2 (Registered Trademark) or UNIX (Registered Trademark). The action was subsequently removed to the Federal District Court where AMD amended its complaint to include causes of action for violation of the Lanham Act and a declaration of patent invalidity and unenforceability. The complaint alleges that Intel is demanding royalties for the use of the Intel patents from the company's customers, without informing the company's customers that the company's license arrangement with Intel protects the company's customers from an Intel patent infringement lawsuit. No royalties for the license are charged to customers who purchase these microprocessors from Intel. This case is presently stayed pending resolution of the International Trade Commission Proceeding, discussed next.

7.  International Trade Commission Proceeding
    -----------------------------------------

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

AMD's dispute with Intel in the Intel Business Interference Case (Case No. C-92-20789, N.D. Cal) (discussed above) requests a declaration that the Crawford '338 patent is invalid; accordingly, AMD intervened in the ITC Proceeding as a real party in interest by filing a motion with the ITC to intervene on the side of the respondents. On July 2, 1993, the ITC granted AMD's motion to intervene in the ITC Proceeding on the side of respondents and to participate fully in all proceedings as a party. The company has vigorously contested the relief Intel seeks. Any decision by an administrative judge would then be confirmed or not be confirmed by the International Trade Commission (ITC).

On February 4, 1994, the company filed a motion to suspend immediately and thereafter to terminate the ITC proceeding on the ground that Intel is collaterally estopped from pursuing the relief it seeks by reason of a judgment soon to be entered in favor of Cyrix Corporation (also an intervenor in the ITC Proceeding) and against Intel in a trial involving the Crawford '338 patent in Texas federal court. Intel opposed the motion, and filed a motion of its own requesting that the ITC proceeding be suspended, not terminated, pending appellate review of the Cyrix Judgment. On February 22, 1994, the ITC Administrative Law Judge granted AMD's motion to suspend, and indicated his intent to grant AMD's request to terminate the ITC Proceeding upon entry of the judgment in the Texas federal court. The Judge denied Intel's motion to suspend the ITC Proceeding until its appeal of the judgment in favor of Cyrix has been resolved.

An unfavorable outcome before the ITC could have an adverse effect on the company's ability to sell microprocessors to Twinhead and other computer manufacturers in Taiwan and potentially, other countries. An unfavorable outcome could have an immediate, material adverse impact on the company's results of operations and financial condition.

B.  OTHER
    -----

1.  In Re Advanced Micro Devices Securities Litigation
    --------------------------------------------------

Between September 8 and September 10, 1993, five class actions were filed, purportedly on behalf of purchasers of the company's stock, alleging that the company and various of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, 15 U.S.C. (S)(S) 78j(b) and 78t(a), respectively, and Rule 10b-5 promulgated thereunder, 17 C.F.R. (S) 240.10b-5, by issuing allegedly false and misleading statements about the company's development of its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. Some or all of the complaints alleged that the company's conduct also constituted fraud, negligent misrepresentations and violations of the California Corporations Code.

By order dated October 13, 1993, these five cases, as well as any cases that might be subsequently filed, were consolidated under the caption "In Re Advanced Micro Devices Securities Litigation," with the lead case for the consolidated actions being Samuel Sinay v. Advanced Micro Devices, Inc., et al. (No. C-93-20662-JW, N.D. Cal). A consolidated amended class action complaint was filed on December 3, 1993, containing all the claims described above and additional allegations that the company made false and misleading statements about its revenues and earnings during the third quarter of its 1993 fiscal year as well as about potential foundry arrangements. The amended complaint seeks damages in an unspecified amount. On January 14, 1994, the company filed a motion to dismiss various claims in the amended and consolidated class action complaint. The motion to dismiss was scheduled for hearing on March 25, 1994, but has been taken off calendar pending preliminary settlement negotiations. The company has responded to initial document requests and interrogatories and has begun document production. No depositions have been taken. This case is in the early stage of discovery. The company believes the ultimate outcome of this litigation will not have a material adverse effect upon the financial condition of the company.

2.  George A. Bilunka, et al. v. Sanders, et al. (93-20727JW, N.D. Cal.)
    --------------------------------------------------------------------

On September 30, 1993, an AMD shareholder, George A. Bilunka, purported to commence an action derivatively on the company's behalf against all of the company's directors and certain of the company's officers. The company is named as a nominal defendant. This purported derivative action essentially alleges that the individual defendants breached their fiduciary duties to the company by causing, or permitting, the company to make allegedly false and misleading statements described in In re Advanced Micro Devices Securities Litigation above about the company's development of its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. This action alleges that a pre-suit demand on the company's Board of Directors would have been futile because of alleged director involvement. Damages are sought against the individual defendants in an unspecified amount.

On November 10, 1993, the company, as nominal defendant, filed a motion to dismiss the action for failure to make a demand upon the company's Board of Directors. The plaintiff then filed an amended derivative complaint on December 17, 1993. The company again moved to dismiss the complaint. The motion was heard on February 4, 1994, and on March 1, 1994 the Court granted in part and denied in part the motion. Proceedings in this case, which the Court has ordered to be coordinated with the consolidated securities class actions, are generally in abeyance pending settlement negotiations. The company believes that the ultimate outcome of this litigation will not have a material adverse effect upon the financial condition of the company.

3.  SEC Investigation
    -----------------

The Securities and Exchange Commission ("SEC") has notified the company that it is conducting an informal investigation of the company regarding the company's disclosures about the development of its Am486SX products. See items 1 and 2 of Section (B) hereof. The company is cooperating fully with the SEC.

4.  Other Matters.
    -------------

The company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or the results of operations of the company.

ITEM 5.      OTHER INFORMATION
             -----------------

  A. SHELF REGISTRATION
     ------------------

On April 1, 1994, the company filed a shelf registration statement with the Securities and Exchange Commission covering up to $400 million of its securities, which may be either debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock or any combination of the foregoing which the company may offer from time to time in the future. The nature and terms of the securities will be established at the time of their sale. The company may offer the securities through underwriters to be named in the future, through agents or otherwise. The net proceeds of any offering will be used for general corporate purposes, which may include the reduction of outstanding indebtedness, working capital increases and capital expenditures.

  B. PREFERRED STOCK
     ---------------

On April 4, 1994, the company announced that, given its current business prospects, it intends to call all of its outstanding $30.00 Convertible Exchangeable Preferred Shares ("Preferred Shares") for redemption when market conditions permit. In such event, all of the company's outstanding Depositary Convertible Exchangeable Preferred Shares ("Depositary Shares") would also be redeemed. Each Depositary Share represents one-tenth of a Preferred Share, and each ten Depositary Shares are convertible into 19.873 shares of the company's common stock.

If the redemption occurs prior to March 15, 1995, the redemption price would be $50.90 per Depositary Share, plus accrued and unpaid dividends. Based on the last reported sales price of $28.50 per share of common stock on April 7, 1994, ten Depositary Shares could have been converted into common stock (including cash in lieu of any fractional share) having a market value of $56.64 for each Depositary Share.

The company presently intends to redeem the Preferred Shares when it has obtained a satisfactory commitment from underwriters to purchase from the company the number of shares of common stock as would have been issuable upon conversion of any Depositary Shares which are not converted. Any offering of securities related to a redemption of the Preferred Shares would be made only by means of a prospectus contained in a registration statement filed with the Securities and Exchange Commission separate from the $400 million shelf registration statement which the company filed on April 1, 1994. The company is not certain when or if market conditions or its business prospects will allow the company to call the Preferred Shares for redemption.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  A. Exhibits
     --------

     99.1 Judgment entered March 11, 1994 in 287 Microcode Litigation filed as Exhibit 99.1 to Form 8-K dated March 10, 1994 is hereby incorporated by reference.

     99.2 Jury Verdicts dated March 10, 1994 in 287 Microcode Litigation filed as Exhibit 99.2 to Form 8-K dated March 10, 1994 is hereby incorporated by reference.

  B. Form 8-K
     --------

     1. The company filed a Form 8-K, dated March 10, 1994, reporting the results of the 287 Microcode Litigation trial and the status of pending litigations.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ADVANCED MICRO DEVICES, INC.




Date: April 8, 1994                        /s/ Larry R. Carter
      -------------                    By:____________________
                                          Larry R. Carter
                                          Vice President and
                                          Corporate Controller

                                          Signing on behalf of the
                                          registrant and as chief
                                          accounting officer