Form 10-Q/A
period 1994-03-27
ADVANCED MICRO DEVICES INC
filed 1994-04-08
CIK 2488

                           Form 10-Q/A (No. 1)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

     (Mark One)
(X)  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
     SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
            Class                                    Number of Shares

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADVANCED MICRO DEVICES, INC.



Date: April 8, 1994                      /s/Larry R. Carter
      -------------                  By:___________________
                                        Larry R. Carter
                                        Vice President and
                                        Corporate Controller

                                        Signing on behalf of the
                                        registrant and as chief
                                        accounting officer

Part I. Financial Information--Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ----------------------------------------------------------------------
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        ---------------------------------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 26, 1993.

RESULTS OF OPERATIONS

AMD reported record sales and operating income for the first quarter of 1994. Net sales of $513.1 million for the first quarter of 1994, rose by 26 percent from sales of $407.4 million for the first quarter of 1993. This increase was primarily attributable to substantial growth in Am486(Trademark) microprocessor sales, partially offset by significantly lower sales of Am386(Registered Trademark) products.

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