Form 10-K/A
period 1993-12-26
ADVANCED MICRO DEVICES INC
filed 1994-05-03
CIK 2488

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                              FORM 10-K/A (NO. 1)


     (MARK ONE)


                /X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

(2) Portions of the Proxy Statement dated on or before March 27, 1994, for the
    Annual Meeting of Stockholders to be held on April 27, 1994 are incorporated into Part III hereof.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

3. EXHIBITS

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. The following is a list of such Exhibits:

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- - ----------       ----------------------------------------------------------------------------
       3.1       Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the
                 Corporation's Annual Report on Form 10-K for the fiscal period ended
                 December 27, 1987, is hereby incorporated by reference.
       3.2       Certificate of Designations for Convertible Exchangeable Preferred Shares,
                 filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the
                 fiscal year ended March 27, 1987, is hereby incorporated by reference.
       3.3       Certificate of Designations for Series A Junior Participating Preferred
                 Stock, filed as Exhibit 3.3 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
       3.4       By-Laws, as amended, filed as Exhibit 3.4 to the Corporations Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
       4.1       Deposit Agreement with respect to the $30 Convertible Exchangeable Preferred
                 Shares, filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.2       Indenture with respect to the 6% Convertible Subordinated Debentures due in
                 2012, filed as Exhibit 4.4 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.3       The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the
                 Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
       4.4       Rights Agreement between the Corporation and Bank of America N.T. & S.A., filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated
                 February 7, 1990, is hereby incorporated by reference.
     *10.1       AMD 1982 Stock Option Plan, as amended.
     *10.2       AMD 1986 Stock Option Plan, as amended.
     *10.3       AMD 1992 Stock Incentive Plan, as amended.
     *10.4       AMD 1980 Stock Appreciation Rights Plan, as amended.
     *10.5       AMD 1986 Stock Appreciation Rights Plan, as amended.
     *10.6       MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
     *10.7       MMI 1981 Incentive Stock Option Plan, as amended.
     *10.8       Forms of Stock Option Agreements, filed as Exhibit 10.8 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     *10.9       Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to the Corporation's Registration Statement on Form S-8 (No. 33-26266) is
                 hereby incorporated by reference.
    *10.10       AMD 1987 Restricted Stock Award Plan, as amended.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- - ----------       ----------------------------------------------------------------------------
    *10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
    *10.12       Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's Annual Report on
                 Form 10-K for fiscal year ended March 31, 1985, is hereby incorporated by reference.
    *10.13(a)    Employment Agreement dated July 1, 1991, between the Corporation and W. J.
                 Sanders III, filed as Exhibit 10.1 to the Corporation's Form 8-K dated
                 September 3, 1991, is hereby incorporated by reference.
    *10.13(b)    Amendment dated August 27, 1991, to Employment Agreement between the
                 Corporation and W. J. Sanders III, filed as Exhibit 10.2 to the
                 Corporation's Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.14       Management Continuity Agreement between the Corporation and W. J. Sanders
                 III, filed as Exhibit 10.14 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.15       Bonus Agreement between the Corporation and Richard Previte, filed as
                 Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.16       Executive Bonus Plan, filed as Exhibit 10.16 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.17       Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as
                 Exhibit 10.17 for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    *10.18       Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended March 30,
                 1986, is hereby incorporated by reference.
    *10.19       Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1989, is hereby incorporated by reference.
    *10.20       Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1989, is hereby incorporated by reference.
     10.21       License Agreement with Western Electric Company, Incorporated, filed as
                 Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for fiscal year ended 1979, is hereby incorporated by reference.
     10.22       Intellectual Property Agreements with Intel Corporation, filed as Exhibit
                 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     10.23       Award of Arbitrator in Case No. 626879 between the Corporation and Intel
                 Corporation, filed as Exhibit 28.2 on Form 8-K dated February 24, 1992, is hereby incorporated by reference.
     10.24       Form of Indemnification Agreements with former officers of Monolithic
                 Memories, Inc., filed as Exhibit 10.22 to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- - ----------       ----------------------------------------------------------------------------
     10.25       Agreement and Plan of Reorganization between Monolithic Memories Inc., the
                 Corporation and Advanced Micro Devices Merger Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4
                 (No. 33-15015), dated June 25, 1987, is hereby incorporated by reference.
    *10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 29, 1991, is hereby incorporated by reference.
   **10.27(a)    Joint Venture Agreement between the Corporation and Fujitsu Limited.
   **10.27(b)    Technology Cross-License Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(c)    AMD Investment Agreement between the Corporation and Fujitsu Limited.
   **10.27(d)    Fujitsu Investment Agreement between the Corporation and Fujitsu Limited.
   **10.27(e)    Joint Venture License Agreement between the Corporation and Fujitsu Limited.
   **10.27(f)    Joint Development Agreement between the Corporation and Fujitsu Limited.
     10.28       Credit Agreement dated as of January 4, 1993, among Advanced Micro Devices,
                 Inc., Bank of America National Trust and Savings Association as Agent, The
                 First National Bank of Boston as Co-Agent, filed as Exhibit 10.27 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(a)    Amended and Restated Guaranty dated as of January 4, 1993, by Advanced Micro
                 Devices, Inc. in favor of CIBC Inc., filed as Exhibit 10.28(a) to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(b)    Building Lease by and between CIBC Inc. and AMD International Sales &
                 Service, Ltd. dated as of September 22, 1992, filed as Exhibit 10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1992, is hereby incorporated by reference.
     10.29(c)    First Amendment to Building Lease dated December 22, 1992, by and between
                 CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit
                 10.28(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
     10.29(d)    Land Lease by and between CIBC Inc. and AMD International Sales & Service,
                 Ltd. dated as of September 22, 1992, filed as Exhibit 10.28(d) to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December
                 27, 1992, is hereby incorporated by reference.
     10.29(e)    First Amendment to Land Lease dated December 22, 1992, by and between CIBC
                 Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(e)
                 to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1992, is hereby incorporated by reference.
    *10.30       Executive Savings Plan.
    *10.31       Form of Split Dollar Agreement.
    *10.32       Form of Collateral Security Assignment Agreement.
    *10.33       Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as
                 Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No.
                 33-46577) is hereby incorporated by reference.
    *10.34       1992 United Kingdom Share Option Scheme, Filed as Exhibit 4.2 to the
                 Corporation's Registration on Form S-8 (No. 33-46577) is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
- - ----------       ----------------------------------------------------------------------------
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


     ** Confidential treatment has been requested as to certain portions of these Exhibits. Amendment No. 1 to this Report includes copies of these Exhibits which contain certain information not included in the copies filed with the original Report.



     (b) Reports on Form 8-K.


          1. A current Report on Form 8-K dated January 27, 1994, was filed announcing an agreement with Compaq Computer Corporation.

          2. A current Report on Form 8-K dated February 10, 1994, was filed announcing an agreement with Digital Equipment Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant


May 3, 1994                               By: /s/  MARVIN D. BURKETT
                                            Marvin D. Burkett

                                          Senior Vice President, Chief
                                          Administrative
                                          Officer and Secretary; Chief Financial
                                          Officer
                                          and Treasurer

                          ADVANCED MICRO DEVICES, INC.
                            ------------------------

                               INDEX TO EXHIBITS
                                (ITEM 14(A)(3))

 EXHIBIT
  NUMBER                                    DESCRIPTION
- - ----------       ------------------------------------------------------------------
       3.1       Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the fiscal period ended December 27, 1987, is hereby incorporated by reference.
       3.2       Certificate of Designations for Convertible Exchangeable Preferred
                 Shares, filed as Exhibit 3.2 to the Corporation's Annual Report on
                 Form 10-K for the fiscal year ended March 27, 1987, is hereby incorporated by reference.
       3.3       Certificate of Designations for Series A Junior Participating
                 Preferred Stock, filed as Exhibit 3.3 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
       3.4       By-Laws, as amended, filed as Exhibit 3.4 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 27,
                 1992, is hereby incorporated by reference.
       4.1       Deposit Agreement with respect to the $30 Convertible Exchangeable
                 Preferred Shares, filed as Exhibit 4.3 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended March 29, 1987, is hereby incorporated by reference.
       4.2       Indenture with respect to the 6% Convertible Subordinated
                 Debentures due in 2012, filed as Exhibit 4.4 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended March 29,
                 1987, is hereby incorporated by reference.
       4.3       The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the
                 Corporation and its subsidiaries on a consolidated basis.
       4.4       Rights Agreement between the Corporation and Bank of America N.T.
                 & S.A., filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 7, 1990, is hereby incorporated by reference.
     *10.1       AMD 1982 Stock Option Plan, as amended.
     *10.2       AMD 1986 Stock Option Plan, as amended.
     *10.3       AMD 1992 Stock Incentive Plan, as amended.
     *10.4       AMD 1980 Stock Appreciation Rights Plan, as amended.
     *10.5       AMD 1986 Stock Appreciation Rights Plan.
     *10.6       MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     *10.7       MMI 1981 Incentive Stock Option Plan, as amended.
     *10.8       Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 29, 1991, is hereby incorporated by reference.
     *10.9       Form of Limited Stock Appreciation Rights Agreement, filed as
                 Exhibit 4.11 to the Corporation's Registration Statement on Form
                 S-8 (No. 33-26266) is hereby incorporated by reference.
    *10.10       AMD 1987 Restricted Stock Award Plan, as amended.
    *10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                                    DESCRIPTION
- - ----------       ------------------------------------------------------------------
    *10.12       Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the
                 Corporation's Annual Report on Form 10-K for fiscal year ended
                 March 31, 1985, is hereby incorporated by reference.
    *10.13(a)    Employment Agreement dated July 1, 1991, between the Corporation and W. J. Sanders III, filed as Exhibit 10.1 to the Corporation's
                 Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.13(b)    Amendment dated August 27, 1991, to Employment Agreement between the Corporation and W. J. Sanders III, filed as Exhibit 10.2 to the Corporation's Form 8-K dated September 3, 1991, is hereby incorporated by reference.
    *10.14       Management Continuity Agreement between the Corporation and W. J.
                 Sanders III, filed as Exhibit 10.14 to the Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
    *10.15       Bonus Agreement between the Corporation and Richard Previte, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 29, 1991, is hereby
                 incorporated by reference.
    *10.16       Executive Bonus Plan, filed as Exhibit 10.16 to the Corporation's
                 Annual Report on Form 10-K for the fiscal year ended December 29,
                 1991, is hereby incorporated by reference.
    *10.17       Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as Exhibit 10.17 for the fiscal year ended December 27,
                 1992, is hereby incorporated by reference.
    *10.18       Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 March 30, 1986, is hereby incorporated by reference.
    *10.19       Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
    *10.20       Director Deferral Agreement of R. Gene Brown, filed as Exhibit
                 10.18 to the Corporation's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1989, is hereby incorporated by reference.
    *10.21       License Agreement with Western Electric Company, Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form
                 10-K for fiscal year ended 1979, is hereby incorporated by reference.
     10.22       Intellectual Property Agreements with Intel Corporation, filed as
                 Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for
                 the fiscal year ended December 29, 1991, is hereby incorporated by reference.
     10.23       Award of Arbitrator in Case No. 626879 between the Corporation and
                 Intel Corporation, filed as Exhibit 28.2 on Form 8-K dated
                 February 24, 1992, is hereby incorporated by reference.
     10.24       Form of Indemnification Agreements with former officers of
                 Monolithic Memories, Inc., filed as Exhibit 10.22 to the
                 Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1987, is hereby incorporated by reference.
     10.25       Agreement and Plan of Reorganization between Monolithic Memories
                 Inc., the Corporation and Advanced Micro Devices Merger
                 Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-15015), dated June
                 25, 1987, is hereby incorporated by reference.
    *10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
   **10.27(a)    Joint Venture Agreement between the Corporation and Fujitsu
                 Limited.
   **10.27(b)    Technology Cross-License Agreement between the Corporation and
                 Fujitsu Limited.

 EXHIBIT
  NUMBER                                    DESCRIPTION
- - ----------       ------------------------------------------------------------------
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


     Exhibits 10.27(a)-(f) are the only Exhibits attached to Amendment No. 1 to this Report.



     The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.


 * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).


** Confidential treatment has been requested as to certain portions of these Exhibits. The exhibits to Amendment No. 1 to this Report contain certain information not included in Exhibits 10.27(a)-(f) of the original report.