Form 10-Q
period 1994-06-26
ADVANCED MICRO DEVICES INC
filed 1994-08-01
CIK 2488

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 26, 1994
                                    ----------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                    Commission File Number            1-7882
                                          -------------------------

                           ADVANCED MICRO DEVICES, INC.
- - -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                               94-1692300
- - ---------------------------------       ------------------------------------
State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P.O. Box 3453
Sunnyvale, California                                  94088-3453
- - ----------------------------------------           -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                    Yes   X        No
                       -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1994:

Common Stock, $0.01 par value                               94,053,152
- - -----------------------------                               ----------
     Class                                                Number of Shares

                          ADVANCED MICRO DEVICES, INC.


                          FINANCIAL INFORMATION INDEX


Part I.  Financial Information                                          PAGE NO.

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income--
                    Quarters Ended June 26, 1994
                    and June 27, 1993 and Six Months Ended June 26,
                    1994 and June 27, 1993                                   3

                  Condensed Consolidated Balance Sheets--
                    June 26, 1994 and December 26, 1993                      4

                  Condensed Consolidated Statements of Cash Flows--
                    Six Months Ended June 26, 1994
                    and June 27, 1993                                        5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                       9

Part II. Other Information

         Item 1.  Legal Proceedings                                          16

         Item 4.  Submission of Matters to a Vote                            25

         Item 6.  Exhibits and Reports on Form 8-K                           26


         SIGNATURE                                                           27


I. FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS

                                                    ADVANCED MICRO DEVICES, INC.

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                (Thousands Except Per Share Amounts)



                                                   Quarter Ended                        Six Months Ended

                                            -----------------------------       ---------------------------
                                              June 26,           June 27,          June 26,        June 27,
                                               1994               1993              1994            1993
                                            ----------        ----------        ----------       ----------
Net sales                                    $ 533,297         $ 409,092        $1,046,377        $ 816,525

Expenses:
  Cost of sales                                235,623           186,931           466,060          381,013
  Research and development                      67,889            69,323           136,110          131,150
  Marketing, general and administrative         91,731            67,253           184,625          135,734
                                            ----------        ----------        ----------       ----------
                                               395,243           323,507           786,795          647,897
                                            ----------        ----------        ----------       ----------
Operating income                               138,054            85,585           259,582          168,628

Interest and other income, net                   6,366             4,043            10,548            7,430
Net interest expense                              (899)              (91)           (1,638)          (1,173)
                                            ----------        ----------        ----------       ----------

Income before income taxes and equity
  in joint venture                             143,521            89,537           268,492          174,885
Provision for income taxes                      47,362            25,072            87,352           48,969
                                            ----------        ----------        ----------       ----------

Income before equity in joint venture           96,159            64,465           181,140          125,916
Equity in net income (loss) of joint
  venture                                       (2,925)             (112)           (3,319)            (112)
                                            ----------        ----------        ----------       ----------

Net income                                      93,234            64,353           177,821          125,804

Preferred stock dividends                        2,587             2,588             5,175            5,175
                                            ----------        ----------        ----------       ----------

Net income applicable to common
  shareholders                               $  90,647         $ 61,765         $ 172,646         $ 120,629
                                            ----------        ----------        ----------       ----------
                                            ----------        ----------        ----------       ----------

Net income per common share
  Primary                                    $   0.93          $   0.65         $    1.78         $    1.28
                                            ----------        ----------        ----------       ----------
                                            ----------        ----------        ----------       ----------
  Fully diluted                              $   0.89          $   0.63         $    1.71         $    1.24
                                            ----------        ----------        ----------       ----------
                                            ----------        ----------        ----------       ----------
Shares used in per share calculation
  Primary                                       97,394            95,079            96,814           94,415
                                            ----------        ----------        ----------       ----------
                                            ----------        ----------        ----------       ----------
  Fully diluted                                104,249           101,937           103,959          101,379
                                            ----------        ----------        ----------       ----------
                                            ----------        ----------        ----------       ----------

See accompanying notes


                          ADVANCED MICRO DEVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                                 June 26,        December 26,
                                                   1994            1993
                                                 (Unaudited)     (Audited)
                                                -------------   -------------
Assets
- - ------
Current assets:
  Cash and cash equivalents                     $     79,268    $     60,423
  Temporary cash investments                         492,061         427,775
                                                ------------    ------------
      Total cash and cash equivalents, and
        temporary cash investments                   571,329         488,198
  Accounts receivable, net                           314,743         263,617
  Inventories:
    Raw materials                                     15,067          15,371
    Work-in-process                                   60,388          56,504
    Finished goods                                    37,192          32,175
                                                ------------    ------------
      Total inventories                              112,647         104,050
  Prepaid expenses and other current assets           38,284          30,399
  Deferred income taxes                               78,105          77,922
                                                ------------    ------------
      Total current assets                         1,115,108         964,186
Property, plant and equipment, at cost             2,096,659       1,998,363
Accumulated depreciation and amortization         (1,134,014)     (1,094,037)
                                                ------------    ------------
      Net property, plant and equipment              962,645         904,326
Investment in joint venture                           36,252           2,086
Other assets                                          60,394          58,633
                                                ------------    ------------
                                                  $2,174,399      $1,929,231
                                                ------------    ------------
                                                ------------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to banks                        $     34,345    $     30,994
  Accounts payable                                    98,691         127,151
  Accrued compensation and benefits                  101,632          81,860
  Accrued liabilities                                 89,857          83,982
  Income tax payable                                  48,022          34,991
  Deferred income on shipments to distributors        88,083          74,436
  Long-term debt and capital lease
    obligations due within one year                   26,745          21,205
                                                ------------    ------------
        Total current liabilities                    487,375         454,619

Deferred income taxes                                 42,837          42,837
Long-term debt and capital lease obligations
  due after one year                                  85,315          79,504

Stockholders' equity:
  Capital stock:
    Serial preferred stock, par value                     34              35
    Common stock, par value                              940             926
  Capital in excess of par value                     653,675         619,733
  Retained earnings                                  904,223         731,577
                                                ------------    ------------
        Total stockholders' equity                 1,558,872       1,352,271
                                                ------------    ------------
                                                  $2,174,399      $1,929,231
                                                ------------    ------------
                                                ------------    ------------


See accompanying notes


                                                  ADVANCED MICRO DEVICES, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Thousands)

                                                                               Six Months Ended
                                                                    -----------------------------------
                                                                      June 26,                 June 27,
                                                                       1994                     1993
                                                                    ----------                ---------
Cash flows from operating activities:
  Net income                                                        $ 177,821                 $ 125,804
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                     104,588                    91,443
    Net gain on sale of property, plant and equipment                    (431)                   (3,846)
    Write-down of property, plant and equipment                         1,044                       132
    Compensation recognized on employee stock plans                       810                       624
    Net increase in deferred income taxes                                (183)                  (26,670)
    Increase in income tax payable                                     29,501                    51,698
    Changes in operating assets and liabilities:
      Net increase in receivables, inventories,
        prepaids and other assets                                     (69,369)                   (3,343)
      Net increase (decrease) in payables and accrued liabilities      10,834                    (6,325)
    Undistributed loss of joint venture                                 5,079                       155
                                                                    ---------                  --------
Net cash provided by operating activities                             259,694                   229,672
                                                                    ---------                  --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                          (140,053)                 (162,912)
  Proceeds from sale of property, plant and equipment                   1,101                     3,991
  Purchase of held-to-maturity debt securities                       (349,157)                 (414,807)
  Proceeds from sale of held-to-maturity debt securities              284,871                   326,339
  Investment in joint venture                                         (39,245)                   (1,846)
                                                                    ---------                  --------
Net cash used in investing activities                                (242,483)                 (249,235)
                                                                    ---------                  --------
Cash flows from financing activities:
  Proceeds from borrowings                                             30,387                         -
  Principal payments on borrowings and capital lease obligations      (40,253)                   (5,282)
  Net proceeds from issuance of stock                                  16,675                    21,105
  Payments of preferred stock dividends                                (5,175)                   (5,175)
                                                                    ---------                  --------
Net cash provided by financing activities                               1,634                    10,648
                                                                    ---------                  --------
Net increase (decrease) in cash and cash equivalents                   18,845                    (8,915)
Cash and cash equivalents-beginning of period                          60,423                    52,027
                                                                    ---------                  --------
Cash and cash equivalents-end of period                             $  79,268                  $ 43,112
                                                                    ---------                  --------
                                                                    ---------                  --------
Supplemental disclosures of cash flow information:
  Cash paid during the first quarter for:
  Interest (net of amounts capitalized)                             $   1,983                  $    829
                                                                    ---------                  --------
                                                                    ---------                  --------
  Income taxes                                                      $  56,272                  $ 23,514
                                                                    ---------                  --------
                                                                    ---------                  --------
Non-cash financing activities:
  Equipment capital leases                                          $  27,859                  $ 11,382
                                                                    ---------                  --------
                                                                    ---------                  --------


See accompanying notes
                                        5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   The company is currently involved in the following litigations with Intel
     Corporation: (1) the Technology Agreement Arbitration, (2) the 287 Microcode Litigation, (3) the 386 Microcode Litigation, (4) the 486 Microcode Litigation, (5) the Business Interference Case, (6) the Antitrust Case, and (7) the International Trade Commission Proceeding. These litigations, except for the Antitrust Case, arise principally out of disputes over the nature, scope and duration of the intellectual property rights granted to the company under two agreements: (i) a 1976 Cross-License Agreement and (ii) a 1982 Technology Exchange Agreement (collectively, the "Agreements").

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

     Intel has moved for a new trial and has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

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

3. Five class-action complaints and one stockholders' derivative action were filed against the company, and certain officers and directors in the second half of 1993. The complaints generally alleged violations of federal securities laws and breaches of obligations, based on statements made by the company regarding the development of its Am486 products and statements contained in the company's 1993 third quarter earnings release.

     On July 8, 1994, the company announced that it has reached an agreement in principle to settle the class action and derivative litigations.
     The proposed settlement is subject to the approval of AMD's Board of Directors and the confirmation by the Federal Court in San Jose, California. If approved, the cost of the settlement to the company would be $34 million. The company believes its financial results will not be materially adversely affected because of previously recorded reserves for these cases, insurance proceeds and an unrelated one-time gain resulting from an award of damages in the Technology Agreement Arbitration.

4. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of an extensive cleanup and studies of its sites and believes it is meeting all regulatory requirements. The company believes these matters will not have a material adverse effect on the financial condition or the results of operations of the company.

5. The effective tax rates used for the second quarters of 1994 and 1993 were 33 percent and 28 percent, respectively. The effective tax rates used for the first half of 1994 and 1993 were 32 percent and 28 percent, respectively. The higher provisions in 1994 were primarily due to reduced benefits from low taxed foreign income and available tax credit carryforwards.

6. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu-AMD Semiconductor Limited (FASL)." AMD's share of FASL is 49.95 percent, and this investment is being accounted for under the equity method. In the second quarter of 1994, the company invested $28 million in FASL and AMD's share of FASL's net loss was $2.9 million.

7. Effective December 27, 1993, the company adopted the Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading, or available-for-sale.

     The company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     Cash and cash equivalents and temporary cash investments include the following held-to-maturity debt securities as of June 26, 1994 (in thousands):


     Certificates of deposit                 $   14,998
     Security repurchase agreements               7,900
     Other                                        6,996
                                             ----------
                                                 29,894
     Cash                                        49,374
                                             ----------
     Total cash and cash equivalents         $   79,268
                                             ----------
                                             ----------

     Certificates of deposit                 $ 199,099
     Corporate notes                           173,373
     Treasury notes                             85,433
     Commercial paper                           34,156
                                             ----------

     Total temporary cash investments        $ 492,061
                                             ----------
                                             ----------


     The market value of the above held-to-maturity debt securities approximates amortized cost as of June 26, 1994.

8. Shares used in the primary net income per common share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. Shares used in the per share computations are as follows:


                                 Quarter Ended                Six Months Ended
                              ----------------------        -------------------
                                June 26,    June 27,         June 26,  June 27,
                                  1994        1993            1994      1993
                              ---------    ---------        --------   -------
                                                  (Thousands)

Primary:
Common shares outstanding         93,617      90,257           93,096    89,596
Employee stock plans               3,777       4,822            3,718     4,819
                              ----------   ---------        ---------   -------
                                  97,394      95,079           96,814    94,415
                              ----------   ---------        ---------   -------
                              ----------   ---------        ---------   -------

Fully diluted:
Common shares outstanding         93,617      90,257           93,096    89,596
Employee stock plans               3,778       4,824            4,008     4,927
Preferred stock                    6,854       6,856            6,855     6,856
                              ----------   ---------        ---------   -------
                                 104,249     101,937          103,959   101,379
                              ----------   ---------        ---------   -------
                              ----------   ---------        ---------   -------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 26, 1993.

RESULTS OF OPERATIONS

AMD reported record sales and operating income for the second quarter of 1994. Net sales of $533.3 million for the second quarter of 1994, rose by 30 percent from sales of $409.1 million for the second quarter of 1993. For the first half of 1994, the company reported net sales of $1,046.4 million, a $229.9 million increase from net sales of $816.5 million for the first six months of 1993. These increases were primarily attributable to substantial growth in Am486 (Registered Trademark) microprocessor sales, partially offset by lower sales of Am386 (Registered Trademark) products. Net sales grew slightly as compared to the immediate prior quarter due to an increase in non-micropro-cessor sales while microprocessor sales remained relatively flat.

International sales grew for the first six months of 1994 in all geographic regions except Japan as compared to the same period a year ago. Sales to international customers for the first half of 1994 and 1993 were 53 percent and 56 percent, respectively.

Due to their maturing life cycle, sales of Am386 microprocessors decreased substantially as compared to the second quarter of 1993, resulting primarily from average selling price declines, and secondarily from unit shipment declines. For the first six months of 1994, Am386 sales decreased significantly as compared to the same period in 1993, primarily due to unit shipment declines and secondarily due to average selling price declines. The company anticipates Am386 microprocessor revenues will continue on its downward trend for the remainder of 1994.

Revenues of Am486 microprocessors for the second quarter and the first half of 1994 grew significantly from the comparable periods a year ago due to increased unit volume. Am486 microprocessor sales increased slightly in the second quarter of 1994, as compared to the immediate prior quarter due to increased unit shipments. Sales of Am486 microprocessors are expected to decline in the third quarter of 1994 due to continuing price erosion.

In February 1994, the company and Digital Equipment Corporation (Digital) entered into a two year foundry agreement for AMD's Am486 microprocessors. Both parties have certain rights to terminate this agreement earlier in the event of adverse developments of the company's microprocessor-related litigations. Shipments of Am486 products from wafers manufactured by Digital are expected in the fourth quarter of 1994. The company expects Am486 product demand to continue to exceed production capacity for the remainder of 1994. The company may enter into additional foundry arrangements in order to supplement internal capacity based on business conditions. Regardless of these foundry arrangements, the company's production capacity is expected to increase in late 1995 due to the completion of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas (Fab 25).

The Am386 and Am486 are registered trademarks of Advanced Micro Devices, Inc.

The company's Am386 and Am486 products have been the subject of litigation with Intel Corporation (see Footnote 2 of the consolidated financial statements, Part II, Item 1, Legal Proceedings). On March 10, 1994, a federal court jury in San Jose, California returned verdicts in the 287 microcode litigation finding that a 1976 patent and copyright agreement between AMD and Intel (the "1976 Agreement") granted AMD rights to sell integrated circuits containing Intel microcodes. The court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors.

Intel has moved for a new trial and has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

However, since the microcode litigations are still pending, an unfavorable ultimate decision in the 287, 386 or 486 Microcode Litigation could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce those Am386 and Am486 products adjudicated to contain any copyrighted Intel microcode. Therefore, such litigations could have a materially adverse impact on the financial condition and results of operations of the company.

Further, an unfavorable ultimate decision in the 287 or the 486 Microcode Litigations could affect the company's ability to continue to ship and produce its Am486DX products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

The company is developing its next generation of Microsoft (Registered Trademark) Windows (Trademark) compatible microprocessors, referred to as the K-series, based on superscalar RISC-type architecture. Development of the initial K-series products is expected to be completed in the fourth quarter of 1994 or early 1995.

In addition to the above-mentioned litigations, the future outlook for AMD's microprocessor business is highly dependent upon microprocessor market conditions, which are subject to both demand and price elasticity. The company anticipates that future growth will depend on the market demand for Am486 products and AMD's future generation microprocessors, and the company's ability to meet this demand.

For the second quarter and the first half of 1994, revenues of network, data and telecommunication products remained relatively flat as compared to similar periods a year ago. However, sales increased from the immediate prior quarter primarily driven by Ethernet products.

Sales of flash memory devices for the second quarter and the first six months of 1994 decreased substantially as compared to the corresponding periods a year ago due to pricing pressures from increased competition. However, flash sales increased moderately in the second quarter of 1994 as compared to the immediate prior quarter due to an increase in unit shipments. The company expects that flash memory product demand will exceed capacity for the remainder of 1994.
The company plans to meet projected long-term demand for flash memory devices through a manufacturing joint venture with Fujitsu Limited of Japan, which is expected to begin volume production in the first half of 1995.

Revenues of erasable programmable read-only memories (EPROMs) in the second quarter of 1994 grew substantially from the same quarter a year ago, resulting equally from higher unit volume and average selling prices. For the first half of 1994, EPROM sales also increased significantly as compared to the same period in 1993, primarily due to increases in average selling prices. The company expects EPROM sales to decline slightly from second quarter levels for the remainder of 1994 as more internal capacity is allocated to producing flash memory devices.

Sales of programmable logic devices (PLDs) decreased in the second quarter of 1994 as compared to the second quarter of 1993 due to average selling price declines. For the first six months of 1994, PLD sales remained relatively flat as compared to the same period a year ago. The company expects flat PLD sales in the third quarter of 1994.

Cost of sales of $235.6 million for the second quarter of 1994 contributed to a gross margin of 56 percent as compared to a gross margin of 54 percent in the second quarter of 1993. Cost of sales of $466.1 million for the first six months of 1994 contributed to a gross margin of 55 percent, compared to a gross margin of 53 percent for the same period last year. These increases in gross margins were primarily attributable to increased sales from high margin Am486 products. Gross margin is expected to decline from the second quarter to the third quarter of 1994 due to lower Am486 sales.

Research and development expenses in the second quarter of 1994 were relatively flat as compared to the same quarter last year. Research and development expenses for the first six months of 1994 rose $5.0 million from the first six months of 1993 due to higher research and development spending in Fab 25 and microprocessor development, offset by lower research and development expenses in SDC due to the manufacturing ramp of Am486 products. The company expects research and development expenses to increase slightly from second quarter levels for the remainder of 1994.

Marketing, general and administrative expenses grew by $24.4 million to $91.7 million for the second quarter of 1994 from the same quarter a year ago. Marketing, general and administrative expenses increased by $48.9 million from the first six months of 1993. These increases were primarily due to increased legal and related expenses, and to a lesser extent microprocessor advertising expenses.

In summary, total operating expenses for the second quarter of 1994 were $395.2 million, a $71.7 million increase over the $323.5 million operating expenses for the second quarter of 1993. However, operating expenses as a percentage of sales decreased in the second quarter of 1994 as compared to the same quarter a year ago. Consequently, operating income as a percentage of sales increased to 26 percent in the second quarter of 1994 as compared to 21 percent in the same quarter last year. Although the company is continuing to focus on cost containment, the company anticipates that operating expenses may rise through 1994 in both absolute dollars and as a percentage of sales due to start-up manufacturing costs for Fab 25, further increases in depreciation, and higher foundry expenses which are dependent on product demand.

Interest and other income increased in the second quarter and the first half of 1994 as compared to similar periods in 1993, due to higher cash available for investment.

Income tax rates were 33 percent for the second quarter of 1994 and 28 percent for the same quarter a year ago. For the first six months of 1994 and 1993, income tax rates were 32 percent and 28 percent, respectively. The higher tax rates in 1994 were primarily due to reduced benefits from low taxed foreign income and available tax credit carryforwards. The company expects that the provision for taxes on income will remain at approximately 33 percent through 1994.

Equity in the net loss of joint venture was $2.9 million, up from $.1 million in the second quarter of 1993, due to increased costs in building and operating the Fujitsu AMD Semiconductor Limited (FASL) wafer fabrication facility. The company expects a further increase in the net loss from FASL for the remainder of 1994 as the FASL operations ramp up (see discussion in Financial Condition).

The company recorded net income before preferred stock dividends of $93.2 million in the second quarter of 1994, up from $64.4 million in the second quarter of 1993. Net income for the first six months of 1994 was $177.8 million as compared to $125.8 million for the same period in 1993. After preferred stock dividends of $2.6 million for both quarters, the primary net income per common share was $.93 for the second quarter of 1994 and $.65 for the same quarter a year ago.

AMD enters into foreign exchange contracts as economic hedges of the company's foreign net monetary asset position. The company's foreign exchange contracts do not subject the company to risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses were not significant for the first half of 1994. As of June 26, 1994, the company had approximately $34 million (notional amount) of foreign exchange forward contracts.

In the second quarter and the last six months of 1994, approximately 15 percent of the company's net sales were denominated in foreign currencies. AMD does not currently have sales denominated in local currencies in those countries which have highly inflationary economies.

The company also engages in interest rate swaps to reduce its interest rate exposure by effectively changing a portion of the company's interest rate exposure from a floating rate to a fixed rate basis. At the end of the second quarter of 1994, the net outstanding notional amount of interest rate swaps was $40 million. For the second quarter and the first half of 1994, gains and losses related to these interest rate swaps were immaterial.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Due to the factors noted above, the company's future operations, financial condition and stock price may be subject to volatility. In addition, a shortfall in revenue, gross margins, or earnings from securities analysts' expectations could have an immediate adverse effect on the trading price of the company's common stock in any given period.


FINANCIAL CONDITION

Cash, cash equivalents and temporary cash investments increased by $83.1 million to $571.3 million from December 26, 1993 to June 26, 1994. This increase was primarily attributable to cash generated from operations, partially offset by investments in property, plant and equipment to expand manufacturing capacity.

Working capital grew by $118.1 million from $509.6 million at the end of 1993 to $627.7 million in the second quarter of 1994. This growth was primarily due to an increase in cash and cash equivalents, temporary cash investments and accounts receivable resulting from higher sales.

On July 8, 1994, the company announced that it has reached an agreement, in principle, to settle the class action and derivative litigations that had been filed against the company. The proposed settlement is subject to the approval of AMD's Board of Directors and the confirmation by the Federal Court in San Jose, California. If approved, the cost of the settlement to the company would be approximately $34 million. The company believes its financial results will not be materially adversely affected because of previously recorded reserves for these cases, insurance proceeds and an unrelated one-time gain resulting from an award of damages in the Technology Agreement Arbitration
(see Part II, Item 1, Legal Proceedings).

The company is currently involved in litigations with Intel. While it is impossible to predict the resolutions of the AMD/Intel litigations, there could be material adverse effect on the financial condition, or in results of operations of the company, or the ability to raise necessary capital, or some combination of the foregoing if the outcome of the Intel litigations either results in an award to Intel of material monetary damages, or if the company's intellectual property rights are not sustained with regard to certain microprocessor products currently the subject of litigation with Intel (see footnote 2 of the consolidated financial statements, Part II, Item 1, Legal Proceedings).

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

The company and Fujitsu Limited are cooperating in building and operating an approximately $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan, through their joint venture (FASL). The forecasted joint venture costs are denominated in yen and therefore are subject to change due to fluctuations of foreign exchange rates. However, the company hedges foreign currency exposures on certain firm commitments relating to the company's FASL investment with foreign currency options. As of June 26, 1994, the company had approximately $44 million (notional amount) in foreign currency options relating to its FASL investment. Unhedged 1994 FASL related commitments at the end of the second quarter of 1994 were approximately $65 million. Each company will contribute equally toward funding and supporting FASL. AMD is expected to contribute approximately half of its share of funding in cash and may be required to guarantee third-party loans made to FASL for the remaining half. However, to the extent debt cannot be secured by FASL, AMD is required to contribute its portion in cash. Through the second quarter of 1994, the company's total cash investment in FASL was $41.4 million as compared to $1.9 million at the end of 1993. The company anticipates this investment will increase substantially, to approximately $150 million by the end of 1994. The company is also required under the terms of the joint venture to contribute approximately one-half of such additional amounts as may be necessary to sustain FASL's operations. Volume production is expected to commence in the first half of 1995.

As of the end of the second quarter of 1994, the company had the following financing arrangements: unsecured committed bank lines of credit of $105 million, unutilized; long-term secured equipment lease lines of $110 million, of which $100 million were utilized; and short-term, unsecured uncommitted bank credit in the amount of $84 million, of which $34 million was utilized.

The company's current capital plan and requirements are based on various product-mix, selling-price and unit-demand assumptions and are, therefore, subject to revision due to future market changes and litigation outcomes.

On April 1, 1994, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $400 million of its securities, which may be either debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock or any combination of the foregoing which the company may offer from time to time in the future. Such Registration Statement is currently effective. The nature and terms of the securities will be established at the time of their sale. The company may offer the securities through underwriters to be named in the future, through agents or otherwise. The net proceeds of any offering will be used for general corporate purposes, which may include the reduction of outstanding indebtedness, working capital increases and capital expenditures.

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

If the redemption occurs prior to March 15, 1995, the redemption price would be $50.90 per Depositary Share, plus accrued and unpaid dividends. Based on the last reported sales price of $25.63 per share of common stock on July 26, 1994, ten Depositary Shares could have been converted into common stock (including cash in lieu of any fractional share) having a market value of $50.93 for each Depositary Share.

The company presently intends to redeem the Preferred Shares when it has obtained a satisfactory commitment from underwriters to purchase from the company the number of shares of common stock as would have been issuable upon conversion of any Depositary Shares which are not converted. Any offering of securities related to a redemption of the Preferred Shares would be made only by means of a prospectus contained in a registration statement filed with the Securities and Exchange Commission separate from the $400 million shelf registration statement which the company filed on April 1, 1994. The company is not certain when or if market conditions will permit the company to call the Preferred Shares for redemption.

The company believes that, absent unfavorable litigation outcomes, cash flows from operations and current cash balances, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital investments, and research and development projects currently planned for the foreseeable future.

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     A.   INTEL

          GENERAL

          Advanced Micro Devices, Inc. ("AMD" or "company") and Intel Corporation ("Intel") are engaged in a number of legal proceedings involving AMD's X86 products. The current status of such legal proceedings are described below. An unfavorable ultimate decision in the 287, 386 or 486 microcode cases could result in a material monetary award to Intel and/or preclude AMD from continuing to produce those Am386 (Registered Trademark) and Am486 (Registered Trademark) products adjudicated to contain any copyrighted Intel microcode.
          The Am486 products are a material part of the company's business and profits and such an unfavorable decision could have an immediate, materially adverse impact on the financial condition and results of the operations of AMD.

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

          STATUS OF CASES

          1.  AMD/Intel Technology Agreement Arbitration.

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

          In February 1992, the Arbitrator awarded AMD several remedies including the following: a permanent, royalty-free, nonexclusive, nontransferable worldwide right to all Intel copyrights, patents, trade secrets and mask work rights, if any, contained in the then-current version of AMD's Am386 family of microprocessors; and a two-year extension, until December 31, 1997, of the copyright and patent rights granted to AMD. Intel appealed this decision as it relates to the technology award. On May 22, 1992, the Superior Court in Santa Clara County confirmed the Arbitrator's award and entered judgment in the company's favor on June 1, 1992. Intel appealed the decision confirming the Arbitrator's award in state court. On June 4, 1993, the California Court of Appeal affirmed in all respects the Arbitrator's determinations that Intel breached the 1982 Agreement. However, the Court of Appeal held that the Arbitrator exceeded his powers in awarding to AMD a license to Intel intellectual property, if any, in AMD's Am386 microprocessor and in extending the 1976 Agreement between AMD and Intel by two years. As a result, the Court of Appeal ordered the lower court to correct the award to remove these rights and then confirm the award as so corrected.


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

          2.  287 MICROCODE LITIGATION (CASE NO. C-90-20237, N.D. CAL.)

          On April 23, 1990, Intel Corporation filed an action against the company in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the company's 80C287, a math coprocessor designed to function with the 80286. Intel's suit alleges several causes of action, including infringement of Intel copyright on the Intel microcode used in its 287 math coprocessor, mask work infringement, unfair competition by means of false advertising and unauthorized copying of the Intel 287 microcode by the third party developer of the AMD 80C287 microchips.

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


          In April, 1993, the court granted AMD a new trial on the issue of whether the 1976 Agreement with Intel Corporation granted AMD a license to use Intel microcode in its products. The ruling vacated both an earlier jury verdict holding that the 1976 Agreement did not cover the rights to microcode contained in the Intel 80287 math coprocessor and the December 2, 1992 ruling (discussed above). A new trial commenced in January, 1994 and jury verdicts were returned in AMD's favor on March 10, 1994 finding that the 1976 Agreement granted AMD rights to sell microchips containing Intel microcodes. The court entered a judgment on the verdicts in AMD's favor on March 11, 1994. Prior to the jury's determination, AMD and Intel agreed that the jury's verdicts would be determinative of the question whether the 1976 Agreement grants AMD the right to copy microcodes contained in Intel microprocessors and peripheral microchips, including not only the 287 math co-processor, but generally as to all microprocessors and peripheral microchips, specifically including the 386 and 486 microprocessors. Intel filed a motion for a new trial. Intel also filed a motion requesting that the judgment be amended to state that there remained additional claims to be tried that had not been decided by the jury, and that the record be reopened to allow the parties to adduce further evidence on those claims and issues that have not yet been tried. On April 26, 1994, the court held a hearing on Intel's motion and denied its motion for a new trial. The court also stated that it would amend the judgment to reflect that the judgment is limited only to those claims that were tried before the jury.

          On May 11, 1994, Intel filed a motion for discovery precedent to a potential second motion for a new trial. Intel's motion is based on assertions that the company had not provided certain documents during discovery in the 287 case. AMD is vigorously opposing Intel's motion.

          Several of Intel's claims and its defense to the company's counterclaim remain to be decided in this action. Intel asserts that the company does not have the right to have third parties copy the microcode for it ("third party rights") and is seeking a declaration from the court to that effect, including a declaration that AMD may not use foundries to produce AMD chips containing Intel copyrighted microcode. The court has set a schedule for briefing on this issue, which is to be completed by August 5, 1994. The hearing on this issue has been set for August 12, 1994.

          The impact of the ultimate outcome of the 287 Microcode Litigation is highly uncertain and dependent upon the scope and breadth of the final result in the case. A decision of broad scope could not only result in a damages award but also impact the company's ability to continue to ship and produce its Am486 products or other microprocessor products containing any copyrighted Intel microcode. The company's inability to ship such products could have an immediate, material adverse impact on the company's results of operations and financial condition. The outcome of the 287 litigation could also materially impact the outcomes in the other AMD/Intel microcode legal proceedings. Such matters involve multiple interrelated and complex issues of fact and law. The ultimate outcome of the AMD/Intel legal proceedings cannot presently be determined. Accordingly, no provisions for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

           3. 386 MICROCODE LITIGATION (CASE NO. A-91-CA-800, W.D. TEXAS AND CASE NO. C-92-20039, N.D. CAL.)

          On October 9, 1991, Intel Corporation filed an action against the company in the U.S. District Court for the Western District of Texas (Case No. A-91-CA-800, W.D. Texas), alleging the separate existence and copyrightability of the logic programming in a microprocessor and characterizing that logic as a "control program", and further alleging that the company violated copyrights on this material and on the Intel microcode contained in the Am386 microprocessor. This action has been transferred to the U.S. District Court, Northern District of California (Case No. C-92-20039, N.D. Cal.). The complaint asserts claims for copyright infringement of what Intel describes as:
          (1) its 386 microprocessor microcode program and revised programs, (2) its control program stored in a 386 microprocessor programmable logic array and (3) Intel In-Circuit Emulation (ICE) microcode.
          The complaint seeks damages and injunctive relief arising out of the company's development, manufacture and sale of its Am386 microprocessors and seeks a declamatory judgment as to the Intel/AMD license agreements (1976 and 1982 Agreements), including a claim for a declaratory judgment that AMD's license rights to Intel's microcodes expire on December 31, 1995, and that AMD may no longer sell product containing Intel microcode after that date. The monetary relief sought by Intel is unspecified. The company has answered and counterclaimed seeking declaratory relief.

          The company believes that Intel's microcode copyright claims are substantively the same as claims made in the 287 Microcode Litigation (Case No. C-90-20237, N.D. Cal.) (discussed above). Intel has also asserted that federal law prevents the company from asserting as a defense the intellectual property rights that were awarded in the Intel Arbitration (discussed above). On October 29, 1992, the court in the 386 Microcode Litigation granted the company's motion to stay further proceedings pending resolution of the state court Arbitration appeal. On December 28, 1993, the U.S. Court of Appeals for the Ninth Circuit reversed the stay order and the case was remanded for further proceedings. On April 20, 1994, the company filed a petition for writ of certiorari in the Supreme Court of the United States. The United States Supreme Court denied the company's petition for writ of certiorari on June 13, 1994. The 386 case is no longer stayed and the company expects Intel to argue that the Arbitration is not a defense in this action. As discussed above, the jury verdicts in the 287 case resolve the issue of whether AMD has the right to use Intel's microcodes in AMD's Am386 microprocessor. However, the company expects Intel to argue that the verdicts do not resolve the claims in the 386 Microcode Litigation that AMD is not licensed to use (1) Intel's "control program" stored in Intel's 386 microprocessor's programmable logic array or (2) what Intel characterizes as "ICE microcode".

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

          On December 1, 1993, Intel moved for partial summary judgment on its claim for copyright infringement of what Intel terms its 486 ICE microcode. The parties tried the ICE claim during May and June, 1994, and the case is under submission and awaiting decision by the court. The company anticipates that the court's ruling in the 287 microcode litigation on third party rights will resolve the similar claim in the 486 case as well.

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

          An unfavorable ultimate decision in the 287 or the 486 Microcode Litigations could affect the company's ability to continue to produce and ship its Am486DX products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such
          proceedings cannot presently be determined.   Accordingly, no
          provisions for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

          5.  ANTITRUST CASE AGAINST INTEL

          On August 28, 1991, the company filed an antitrust complaint against Intel Corporation in the U.S. District Court for the Northern District of California (Case No. C-91-20541-JW-EAI), alleging that Intel engaged in a series of unlawful acts designed to secure and maintain a monopoly in iAPX microprocessor chips. The complaint alleges that Intel illegally coerced customers to purchase Intel chips through selective allocations of Intel products and tying availability of the Intel 80386 to purchases of other products from Intel, and that Intel filed baseless lawsuits against AMD in order to eliminate AMD as a competitor and intimidate AMD customers. The complaint requests significant monetary damages (which may be trebled), and an injunction requiring Intel to license the 80386 and 80486 to AMD, or other appropriate relief. On December 17, 1991, the Court dismissed certain of AMD's claims relating to Intel's past practices on statute of limitations grounds. Intel filed a motion for partial summary judgment on a single AMD claim that Intel filed a baseless trademark lawsuit against AMD and this motion has been granted. The trial date of October 4, 1994 has been vacated and no new date has been set. With the Court's permission, AMD filed an amended complaint on March 9, 1994, alleging monopolization and attempted monopolization by Intel in connection with the sale of the 286, 386, 486 and Pentium microprocessors. On April 29, 1994, Intel filed a motion seeking to dismiss and strike portions of the first amended complaint filed by the company. Intel's motion to dismiss and strike is currently set for hearing on August 26, 1994.

          6.  BUSINESS INTERFERENCE CASE AGAINST INTEL

          On November 12, 1992, the company filed a proceeding against Intel in the Superior Court of Santa Clara County, California (Case No. 726343), for tortious interference with prospective economic advantage, violation of California's Unfair Competition Act, breach of contract and declaratory relief arising out of Intel's efforts to require AMD's customers to pay to Intel patent royalties if they purchased 386 and 486 microprocessors from AMD. The patent involved, referred to as the Crawford 338 patent, covers various aspects of how the Intel 386 microprocessor, the Intel 486 microprocessor and future X86 processors manage memory and how these microprocessors generate memory pages and page tables when combined with external memory and multi-tasking software such as Microsoft (Registered Trademark) Windows (Trademark), OS/2 (Registered Trademark) or UNIX (Registered Trademark). The action was subsequently removed to the Federal District Court where AMD amended its complaint to include causes of action for violation of the Lanham Act and a declaration of patent invalidity and unenforceability. The complaint alleges that Intel is demanding royalties for the use of the Intel patents from the company's customers, without informing the company's customers that the company's license arrangement with Intel protects the company's customers from an Intel patent infringement lawsuit. No royalties for the license are charged to customers who purchase these microprocessors from Intel. This case had been stayed pending resolution of the International Trade Commission Proceeding, discussed below. Now that the International Trade Commission proceeding has been completed, AMD intends to pursue this case vigorously.

          7.  INTERNATIONAL TRADE COMMISSION PROCEEDING

          The United States International Trade Commission Proceeding (the "ITC Proceeding") (Investigation No. 337-TA-352) was filed by Intel Corporation on May 7, 1993, against two respondents, Twinhead International and its U.S. subsidiary, Twinhead Corporation.
          Twinhead is a Taiwan-based manufacturer which is a customer of both AMD and Intel. Twinhead purchases microprocessors from AMD and Intel, and incorporates these microprocessors into computers sold by Twinhead. Intel claims that the respondents induce computer end-users to infringe on what is known as the Crawford 338 patent when the computers containing AMD microprocessors are used with multi-tasking software such as Windows, Unix or OS/2. Intel seeks a permanent exclusion order from entry into the United States of certain Twinhead personal computers and an order directing Twinhead to cease and desist from demonstrating, testing or otherwise using such computers in the United States.

          AMD's dispute with Intel in the Intel Business Interference Case (Case No. C-92-20789, N.D. Cal) (discussed above) requests a declaration that the Crawford 338 patent is invalid; accordingly, AMD intervened in the ITC Proceeding as a real party in interest by filing a motion with the ITC to intervene on the side of the respondents. On July 2, 1993, the ITC granted AMD's motion to intervene in the ITC Proceeding on the side of respondents and to participate fully in all proceedings as a party. The company has vigorously contested the relief Intel seeks. Any decision by an administrative judge would then be confirmed or not be confirmed by the International Trade Commission (ITC).

          On February 4, 1994, the company filed a motion to suspend immediately and thereafter to terminate the ITC proceeding on the ground that Intel is collaterally estopped from pursuing the relief it seeks by reason of a judgment soon to be entered in favor of Cyrix Corporation (also an intervenor in the ITC Proceeding) and against Intel in a trial involving the Crawford 338 patent in Texas federal court. Intel opposed the motion, and filed a motion of its own requesting that the ITC proceeding be suspended, not terminated, pending appellate review of the Cyrix Judgment. On February 22, 1994, the ITC Administrative Law Judge granted AMD's motion to suspend, and indicated his intent to grant AMD's request to terminate the ITC Proceeding upon entry of the judgment in the Texas federal court. The Judge denied Intel's motion to suspend the ITC Proceeding until its appeal of the judgment in favor of Cyrix has been resolved. The Texas District Court entered judgment for Cyrix on April 6, 1994. On April 12, 1994, AMD moved for summary determination and termination of the ITC proceeding based on Cyrix's judgment in Texas. On June 6, 1994, the Administrative Law Judge granted AMD's motion. Intel filed a petition for review of the order on June 15, 1994. The commission denied Intel's petition on July 11, 1994. AMD does not know whether Intel intends to appeal.

          An unfavorable outcome before the ITC could have an adverse effect on the company's ability to sell microprocessors to Twinhead and other computer manufacturers in Taiwan and potentially, other countries. An unfavorable outcome could have an immediate, material adverse impact on the company's results of operations and financial condition.

          B.  OTHER


          1.  IN RE ADVANCED MICRO DEVICES SECURITIES LITIGATION

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

          By order dated October 13, 1993, these five cases, as well as any cases that might be subsequently filed, were consolidated under the caption "In Re Advanced Micro Devices Securities Litigation," with the
                   --------------------------------------------------
          lead case for the consolidated actions being "Samuel Sinay V.
                                                       ----------------
          Advanced Micro Devices, Inc., et al." (No. C-93-20662-JW, N.D. Cal). A
          -------------------------------------
          consolidated amended class action complaint was filed on December 3, 1993, containing all the claims described above and additional allegations that the company made false and misleading statements about its revenues and earnings during the third quarter of its 1993 fiscal year as well as about potential foundry arrangements. The amended complaint seeks damages in an unspecified amount.

          On July 8, 1994, the parties reached an agreement in principle to settle these class actions for $34 million to be funded by the company. The agreement is subject to the approval of the company's Board of Directors and the federal court. The company believes its financial results will not be materially adversely affected.

          2.  GEORGE A. BILUNKA, ET AL. V. SANDERS, ET AL. (93-20727JW, N.D.
              --------------------------------------------
          CAL.)

          On September 30, 1993, an AMD shareholder, George A. Bilunka, purported to commence an action derivatively on the company's behalf against all of the company's directors and certain of the company's officers. The company is named as a nominal defendant. This purported derivative action essentially alleges that the individual defendants breached their fiduciary duties to the company by causing, or permitting, the company to make allegedly false and misleading statements described in In re Advanced Micro Devices Securities
                                  ---------------------------------------
          Litigation above about the company's development of its 486SX personal
          ----------
          computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. This action alleges that a pre-suit demand on the company's Board of Directors would have been futile because of alleged director involvement. Damages are sought against the individual defendants in an unspecified amount.

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

          By the order of the court, this case was consolidated for settlement purposes with the securities class actions discussed above. On July 8, 1994, the parties reached an agreement in principle to settle this case for $2.25 million less legal and other fees to be paid to the company and to be funded by the company's director and office's liability insurance carrier. The agreement is subject to the approval of the company's Board of Directors and the federal court. The company believes its financial results will not be materially adversely affected.

          3.  SEC INVESTIGATION

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The AMD Annual Meeting of Stockholders was held on Wednesday, April 27, 1994. The following eight persons were elected to the Board of Directors of the company with the following votes cast:


          NAME                     VOTES FOR                VOTES WITHHELD
          ----                     ---------                --------------
          W. J. Sanders III        80,535,729                    417,329
          Charles M. Blalack       80,575,937                    377,121
          Dr. R. Gene Brown        80,586,486                    366,572
          Anthony B. Holbrook      80,527,399                    425,659
          Richard Previte          80,585,234                    367,824
          Joe L. Roby              80,563,596                    389,462
          Dr. Leonard Silverman    80,558,114                    394,944
          Dr. Friedrich Baur       80,577,536                    375,522


          A Management Proposal to ratify the appointment of Ernst & Young as independent auditors for the company for the current year was approved. The vote was 80,659,846 shares in favor, 96,283 shares against, and 196,929 shares abstained.

          A Management Proposal to approve the company's 1992 Stock Incentive Plan, as amended, and an increase in the number of shares authorized, to be issued under the Plan was approved. The vote was 51,050,071 in favor, 29,647,390 against, and 255,597 abstained.

          A Stockholder Proposal concerning the composition of the Nominating Committee of the Board of Directors was defeated. The vote was 8,594,441 in favor, 53,444,862 against, 1,043,906 abstained, and
          17,869,849  withheld.

          A Stockholder Proposal concerning the composition of the Board of Directors was defeated. The vote was 6,703,686 in favor, 55,408,517 against, 971,006 abstained and 17,869,849 withheld.

          A Stockholder Proposal passed requesting the Board of Directors to redeem the preferred Stock purchases rights issued in 1990 under the Corporation's Stockholder Rights Plan unless such Plan is approved by the stockholders. The vote was 41,592,497 in favor, 20,236,688 against, 1,254,199 abstained and 17,869,674 withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS


          1.   None

     B.   FORM 8-K

          1. The company filed a Form 8-K, dated July 8, 1994, regarding the proposed settlement of the securities and derivative litigation matters described in items 1 and 2 of Part II-Item 1B.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED MICRO DEVICES, INC.





Date: July 28,1994                      By:  /s/ Marvin Burkett
      ------------                           ------------------
                                        Marvin Burkett
                                        Senior Vice President
                                        Chief Financial Officer
                                        Treasurer

                                        Signing on behalf of the
                                        registrant and as principal
                                        financial officer