Form 10-Q
period 1994-09-25
ADVANCED MICRO DEVICES INC
filed 1994-11-04
CIK 2488

                                   Form 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 25, 1994
                                    ------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

           Commission File Number            1-7882
                                  ------------------------------------

                          ADVANCED MICRO DEVICES, INC
- - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                    94-1692300
- - - -----------------------------------        ------------------------------------
State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                    94088-3453
- - - -----------------------------------                ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                               Yes   X     No
                                  -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 1994:

Common Stock, $0.01 par value                                95,221,344
- - - -----------------------------                                ----------
            Class                                         Number of Shares

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------


                                     INDEX
                                     -----

                                                                                 Page No.
                                                                                 --------
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income--
                    Quarters Ended September 25, 1994
                    and September 26, 1993 and Nine Months Ended September
                    25, 1994 and September 26, 1993                                    3

                  Condensed Consolidated Balance Sheets--
                    September 25, 1994 and December 26, 1993                           4

                  Condensed Consolidated Statements of Cash Flows--
                    Nine Months Ended September 25, 1994
                    and September 26, 1993                                             5

                  Notes to Condensed Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                 9

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                   16

         Item 6.  Exhibits                                                            28

         Signature                                                                    29
         ---------

I. FINANCIAL INFORMATION
   ---------------------

   ITEM 1.    FINANCIAL STATEMENTS
   -------    --------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                              Quarter Ended                            Nine Months Ended
                                                      --------------------------------         ---------------------------------

                                                      September 25,     September 26,          September 25,      September 26,
                                                          1994              1993                   1994               1993
                                                      --------------    --------------         --------------     --------------

Net sales                                               $  543,114        $  418,351             $1,589,491         $1,234,876

Expenses:
   Cost of sales                                           252,409           199,999                718,469            581,012
   Research and development                                 67,759            64,905                203,869            196,055
   Marketing, general, and administrative                   87,369            71,979                271,994            207,713
                                                        ------------       -----------           ------------       ------------
                                                           407,537           336,883              1,194,332            984,780
                                                        ------------       -----------           ------------       ------------

Operating income                                           135,577            81,468                395,159            250,096

Interest income and other, net                                 394             4,413                 10,942             11,843
Interest expense                                              (205)             (346)                (1,843)            (1,519)
                                                        ------------       -----------           ------------       ------------

Income before income taxes and equity
  in joint venture                                         135,766            85,535                404,258            260,420
Provision for income taxes                                  44,803            23,949                132,155             72,918
                                                        ------------       -----------           ------------       ------------

Income before equity in joint venture                       90,963            61,586                272,103            187,502
Equity in net income (loss) of joint venture                (4,277)             (248)                (7,596)              (360)
                                                        ------------       -----------           ------------       ------------

Net income                                                  86,686            61,338                264,507            187,142

Preferred stock dividends                                    2,587             2,587                  7,762              7,762
                                                        ------------       -----------           ------------       ------------

Net income applicable to common shareholders            $   84,099         $  58,751             $  256,745         $  179,380
                                                        ============       ===========           ============       ============

Net income per common share
   Primary                                              $     0.86         $    0.61             $     2.64         $     1.89
                                                        ============       ===========           ============       ============
   Fully diluted                                        $     0.83         $    0.60             $     2.54         $     1.84
                                                        ============       ===========           ============       ============
Shares used in per share calculation
   Primary                                                  97,778            95,706                 97,135             94,846
                                                        ============       ===========           ============       ============
   Fully diluted                                           104,872           102,743                104,264            101,833
                                                        ============       ===========           ============       ============

See accompanying notes
- - - ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                                   September 25,      December 26,
                                                                                        1994             1993
                                                                                     (Unaudited)       (Audited)
                                                                                  --------------     ------------
Assets
- - - ------

Current assets:
  Cash and cash equivalents                                                       $    130,587       $    60,423
  Temporary cash investments                                                           388,398           427,775
  Restricted cash                                                                       34,000                 -
                                                                                  -------------      ------------
        Total cash and cash equivalents, temporary cash
          investments, and restricted cash                                             552,985           488,198
  Accounts receivable, net                                                             332,411           263,617
  Inventories:
     Raw materials                                                                      16,001            15,371
     Work-in-process                                                                    62,617            56,504
     Finished goods                                                                     41,506            32,175
                                                                                  -------------      ------------
        Total inventories                                                              120,124           104,050
  Prepaid expenses and other current assets                                             48,598            30,399
  Deferred income taxes                                                                 78,105            77,922
                                                                                  -------------      ------------
             Total current assets                                                    1,132,223           964,186
Property, plant, and equipment, at cost                                              2,224,282         1,998,363
Accumulated depreciation and amortization                                           (1,161,713)       (1,094,037)
                                                                                  -------------      ------------
        Net property, plant, and equipment                                           1,062,569           904,326
Investment in joint venture                                                             65,302             2,086
Other assets                                                                            61,825            58,633
                                                                                  -------------      ------------
                                                                                  $  2,321,919       $ 1,929,231
                                                                                  =============      ============
Liabilities and Stockholders' Equity
- - - ------------------------------------

Current liabilities:
  Notes payable to banks                                                          $     33,886       $    30,994
  Accounts payable                                                                     114,158           127,151
  Accrued compensation and benefits                                                     98,469            81,860
  Accrued liabilities                                                                   87,844            83,982
  Income tax payable                                                                    53,788            34,991
  Deferred income on shipments to distributors                                          84,821            74,436
  Long-term debt and capital lease obligations due within one year                      27,481            21,205
  Litigation settlement liability                                                       34,000                 -
                                                                                  -------------      ------------
             Total current liabilities                                                 534,447           454,619

Deferred income taxes                                                                   42,837            42,837
Long-term debt and capital lease obligations due after one year                         80,744            79,504

Stockholders' equity:
   Capital stock:
     Serial preferred stock, par value                                                     34                 35
     Common stock, par value                                                              948                926
   Capital in excess of par value                                                     674,587            619,733
   Retained earnings                                                                  988,322            731,577
                                                                                  ------------       ------------
             Total stockholders' equity                                             1,663,891          1,352,271
                                                                                  ------------       ------------
                                                                                  $ 2,321,919        $ 1,929,231
                                                                                  ============       ============

See accompanying notes
- - - ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                        Nine Months Ended
                                                                                --------------------------------
                                                                                  September 25,   September 26,
                                                                                      1994            1993
                                                                                --------------   ---------------
Cash flows from operating activities:
   Net income                                                                       $ 264,507       $ 187,142
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                   159,028         133,786
      Net gain on sale of property, plant, and equipment                                 (104)         (3,242)
      Write-down of property, plant, and equipment                                      2,331             199
      Compensation recognized on employee stock plans                                   1,209             969
      Undistributed loss of joint venture                                               7,596             360
      Changes in assets and liabilities:
        Net increase in receivables, inventories,
          prepaids, and other assets                                                 (106,259)        (51,606)
        Net increase in deferred income taxes                                            (183)        (27,012)
        Increase in income tax payable                                                 53,930          69,795
        Net increase in payables and accrued liabilities                               17,863          13,392
                                                                                    ---------       ---------

Net cash provided by operating activities                                             399,918         323,783
                                                                                    ---------       ---------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                        (292,904)       (232,993)
   Proceeds from sale of property, plant, and equipment                                 1,244           4,454
   Purchase of  held-to-maturity debt securities                                     (546,269)       (620,489)
   Proceeds from sale of  held-to-maturity debt securities                            585,646         492,009
   Investment in joint venture                                                        (75,186)         (3,160)
                                                                                    ---------       ---------

Net cash used in investing activities                                                (327,469)       (360,179)
                                                                                    ---------       ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                            35,666           1,378
   Principal payments on borrowings and capital lease obligations                     (52,785)         (9,955)
   Net proceeds from issuance of stock                                                 22,596          26,521
   Payments of preferred stock dividends                                               (7,762)         (7,762)
                                                                                    ---------       ---------

Net cash (used in) provided by financing activities                                    (2,285)         10,182
                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                                   70,164         (26,214)
Cash and cash equivalents-beginning of period                                          60,423          52,027
                                                                                    ---------       ---------

Cash and cash equivalents-end of period                                             $ 130,587       $  25,813
                                                                                    =========       =========
Supplemental disclosures of cash flow information:
   Cash paid during the first nine months for:
   Interest (net of amounts capitalized)                                            $   1,983       $   1,208
                                                                                    =========       =========
   Income taxes                                                                     $  77,960       $  28,548
                                                                                    =========       =========
Non-cash financing activities:
   Equipment capital leases                                                         $  30,818       $  34,451
                                                                                    =========       =========

See accompanying notes
- - - ----------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - - ----------------------------------------------------


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

2. The company is currently involved in the following litigation matters with Intel Corporation: (1) the Technology Agreement Arbitration, (2) the '287 Microcode Litigation, (3) the '386 Microcode Litigation, (4) the '486 Microcode Litigation, (5) the Business Interference Case, (6) the Antitrust Case, and (7) the International Trade Commission Proceeding. These litigation matters, except for the Antitrust Case, arise principally out of disputes over the nature, scope and duration of the intellectual property rights granted to the company under two agreements: (i) a 1976 Cross-License Agreement and (ii) a 1982 Technology Exchange Agreement (collectively, the "Agreements").

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

     Intel has indicated that it intends to appeal the verdicts in the 287 case and expects that the appeal process will take at least one year. It is AMD's expectation that Intel, notwithstanding the March 10, 1994 verdicts or any other ruling adverse to Intel in the pending legal proceedings with AMD, will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

     In October 1994, certain developments regarding ICE (in-circuit emulation) module of '486 microcode litigation took place which have impacted the company (see Management's Discussion and Analysis of Results of Operations and Financial condition and Part II, Item 1, Legal Proceedings).

     An unfavorable ultimate decision in the Technology Agreement Arbitration, the 287, 386 or 486 Microcode Litigation could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce those Am386 and Am486 products adjudicated to contain any copyrighted Intel microcode. Therefore, such litigations could have a materially adverse impact on the financial condition and results of operations of the company.

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

     On July 8, 1994, the company announced that it has reached an agreement, in principle, to settle the security class action lawsuits and stockholder's derivative action. The proposed settlements were approved by AMD's Board of Directors on October 26, 1994 and accordingly, a charge to record the settlements, as described below, was recorded in the third quarter of 1994. The cost of the settlements was $34 million of which $1 million will be funded from insurance proceeds. The company has previously recorded $10 million with respect to this litigation. As a procedural matter, the settlements are scheduled to continue on to the court confirmation process by the Federal Court in San Jose, California.

     Also in the third quarter, the company recorded an unrelated gain of $18 million resulting from an award of damages in an arbitration proceeding with Intel Corporation. (See Footnote 2 above and Part II, Item 1, Legal Proceedings) The net third quarter impact of the litigation settlements and the gain from the arbitration award is approximately $5 million, which is included in interest income and other, net.

4. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of an extensive cleanup and studies of its sites and believes it is meeting all regulatory requirements. The company recently received a notice from the Department of Ecology of the State of Washington that the Department had determined the company to be a potentially liable person for the release of hazardous substances. AMD is currently investigating this claim. The company believes these matters will not have a material adverse effect on the financial condition or the results of operations of the company.

5. The effective tax rates used for the third quarters and nine month periods of 1994 and 1993 were 33 percent and 28 percent, respectively. The higher provisions in 1994 were primarily due to reduced benefits from low taxed foreign income and available tax credit carryforwards.

6. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu-AMD Semiconductor Limited (FASL)." AMD's share of FASL is 49.95 percent, and this investment is being accounted for under the equity method. In the third quarter of 1994, the company invested $35.7 million in FASL and AMD's share of FASL's net loss was $4.3 million.

7. Effective December 27, 1993, the company adopted the Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading, or available-for-sale.

     The company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Cash and cash equivalents and temporary cash investments include the following held-to-maturity debt securities as of September 25, 1994 (in thousands):

    Certificates of deposit             $  14,994
    Security repurchase agreements         48,700
    Other                                  11,575
                                       -----------
                                           75,269
    Cash                                   55,318
                                       -----------
    Total cash and cash equivalents     $ 130,587
                                       ===========

    Certificates of deposit              $146,709
    Corporate notes                       142,486
    Treasury notes                         74,985
    Commercial paper                       24,218
                                       -----------
    Total temporary cash investments    $ 388,398
                                       ===========



     The market vale of the above held-to-maturity debt securities approximates amortized cost as of September 25, 1994.

8. Shares used in the primary net income per common share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. Shares used in the per share computations are as follows:

                                       Quarter Ended                  Nine Months Ended
                              -----------------------------      ----------------------------
                               Sept. 25,          Sept. 26,         Sept. 25,      Sept. 26,
                                  1994              1993              1994           1993
                              -------------    ------------      -------------   ------------
                                                         (Thousands)
Primary:
Common shares outstanding           94,182          91,138             93,458         90,110
Employee stock plans                 3,596           4,568              3,677          4,736
                              -------------    ------------      -------------   ------------
                                    97,778          95,706             97,135         94,846
                              =============    ============      =============   ============
Fully diluted:
Common shares outstanding           94,182          91,138             93,458         90,110
Employee stock plans                 3,837           4,749              3,951          4,867
Preferred stock                      6,853           6,856              6,855          6,856
                              -------------    ------------      -------------   ------------
                                   104,872         102,743            104,264        101,833
                              =============    ============      =============   ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- - - -------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 26, 1993.

RESULTS OF OPERATIONS
- - - ---------------------

AMD reported record sales for the third quarter of 1994. Net sales of $543.1 million for the third quarter of 1994, rose by 30 percent over the $418.4 million reported for the same period last year. For the first nine months of 1994, the company reported net sales of $1.6 billion, a 29 percent increase from the same period a year ago. These increases were primarily attributable to substantial growth in Am486 (Registered Trademark) microprocessor sales. Net sales grew slightly as compared to the immediate prior quarter due to increased sales of flash memory, communication, and programmable logic devices (PLDs).

International sales grew for the third quarter and the first nine months of 1994 in all geographic regions as compared to the same periods a year ago. Sales to international customers were approximately 57 percent of total sales for the third quarter of 1994, and 52 percent for the same period of 1993. Sales to international customers for the first nine months of 1994 and 1993 were 54 percent.

Revenues of Am486 microprocessors for the third quarter and the first nine months of 1994 grew significantly from the comparable periods a year ago due to increased unit volume. Am486 microprocessor sales increased slightly in the third quarter of 1994, as compared to the immediate prior quarter due to increased unit shipments partially offset by decreases in average selling prices. In the third quarter and the first nine months of 1994, a significant portion of the company's total revenues, profits, and margins were attributable to Am486 products.

On October 7, 1994, a ruling was issued by the U.S. District Court in the "ICE" (in-circuit emulation) module in the company's 486 microcode litigation with Intel Corporation holding that AMD may not copy or use Intel's ICE microcode in its Am486 microprocessors. On October 21, 1994, AMD and Intel agreed upon the terms of a preliminary injunction relating to the ICE microcode (see Part II, Item I, Legal Proceedings).

Subsequent to the issuance of the Court's ruling on October 7, 1994, the company has begun the production of Am486 products which do not contain the ICE microcode. It is uncertain when such products will become available, but the company believes that they will be available soon enough so that the injunction will have only a minimal impact upon its ability to satisfy customer requirements. The company also halted manufacture of the System Management Mode
(SMM) devices, which made use of the ICE microcode for power management but not for ICE purposes. The company intends to destroy its existing inventory of these SMM devices. The value of the inventory expected to be destroyed is not material. As of October 11, 1994, the company had shipped nearly 4 million units of Am486 microprocessors of which approximately 100,000 units were SMM devices. The sale of these SMM devices has not been and is not material to the results of operations or financial condition of the company.

- - - --------------
Am386 and Am486 are registered trademarks of Advanced Micro Devices, Inc. K86 is a trademark of Advanced Micro Devices, Inc.

The company expects that Intel will seek damages from the company with respect to all Am486 products containing the ICE microcode shipped through January 15, 1995. An unfavorable result with respect to Intel's claim for damages could have a material adverse impact on the company's financial condition and results of operations. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

The company's Am386 (Registered Trademark) and Am486 products have been the subject of litigation with Intel Corporation (see Footnote 2 of the consolidated financial statements, Part II, Item 1, Legal Proceedings). It is AMD's expectation that Intel will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

An unfavorable ultimate decision in the Technology Agreement Arbitration, 287, 386 or 486 Microcode Litigations could result in a material monetary damages award to Intel and/or preclude the company from continuing to produce those Am386 and Am486 products adjudicated to contain any copyrighted Intel microcode. Therefore, such litigations could have a materially adverse impact on the financial condition and results of operations of the company.

Further, an unfavorable ultimate decision in the microcode litigations could affect the company's ability to continue to ship and produce its Am486DX products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

In February 1994, the company and Digital Equipment Corporation (Digital) entered into a two year foundry agreement for AMD's Am486 microprocessors. Both parties have certain rights to terminate this agreement earlier in the event of adverse developments in the company's microprocessor-related litigations. Shipments of Am486 products from wafers manufactured by Digital are expected in the fourth quarter of 1994. The company anticipates Am486 product demand to continue to exceed production capacity in the fourth quarter of 1994. The company has also recently entered into a foundry arrangement with Taiwan Semiconductor Manufacturing Corporation (TSMC) for AMD's Am486 microprocessors. The company anticipates volume production under the TSMC arrangement to commence in the second half of 1995. The TSMC arrangement extends through 1997. Regardless of these foundry arrangements, the company's production capacity is expected to increase in late 1995 due to the completion of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas (Fab 25).

The company is developing its next generation of Microsoft (Registered Trademark) Windows (Trademark) compatible microprocessors, referred to as the K86 (Trademark) products, based on a superscalar RISC-type architecture developed by and proprietary to the company. Development of the initial K86 product, known as K5, is expected to be completed in the fourth quarter of 1994 or early 1995. K5 production is expected to commence in the second half of 1995. The K86 products are designed to not contain copies of any Intel copyrighted microcode. The K86 products do rely on patent licenses the company has with several companies including Intel.

In addition to the above-mentioned litigations, the future outlook for AMD's microprocessor business is highly dependent upon microprocessor market conditions, which are subject to price elasticity and changes in demand. The company anticipates that future growth in Am486 products, K86 products, and its future generation microprocessors will depend on market demand, the company's ability to meet this demand, as well as market acceptance and timing of new products.

Sales of flash memory devices for the third quarter and the first nine months of 1994 decreased as compared to the corresponding periods a year ago due to lower average selling prices. However, flash sales increased as compared to the immediate prior quarter primarily due to an increase in unit shipments. The company plans to meet projected long-term demand for flash memory devices through a manufacturing joint venture with Fujitsu Limited of Japan, which is anticipated to begin volume production in the first half of 1995.

Cost of sales of $252.4 million for the third quarter of 1994 contributed to a gross margin of 54 percent as compared to a gross margin of 52 percent in the third quarter of 1993. Cost of sales of $718.5 million for the first nine months of 1994 contributed to a gross margin of 55 percent, compared to a gross margin of 53 percent for the same period last year. These increases in gross margins were primarily attributable to increased sales from high margin Am486 products. However, gross margin may decline from the third quarter to the fourth quarter of 1994 due to higher foundry expenses and continued pricing pressures.

Research and development expenses in the third quarter and the first nine months of 1994 increased slightly as compared to the same periods last year. These increases were due to higher spending in microprocessor development.

Marketing, general and administrative expenses grew by $15.4 million to $87.4 million for the third quarter of 1994 from the same quarter a year ago. Marketing, general and administrative expenses increased by $64.3 million from the first nine months of 1993. These increases were primarily due to increased legal and microprocessor advertising expenses.

Operating expenses may rise through 1994 and continue into 1995 at a higher rate, in both absolute dollars and as a percentage of sales, due to Fab 25 start-up manufacturing costs.

On July 8, 1994, the company announced that it has reached an agreement, in principle, to settle the security class action lawsuits and stockholder's derivative action. The proposed settlements were approved by AMD's Board of Directors on October 26, 1994 and accordingly, a charge to record the settlements, as described below, was recorded in the third quarter of 1994. The cost of the settlements was $34 million of which $1 million will be funded from insurance proceeds. The company has previously recorded $10 million with respect to this litigation. As a procedural matter, the settlements are scheduled to continue on to the court confirmation process by the Federal Court in San Jose, California.

Also, in the third quarter of 1994, the company recorded an unrelated gain of $18 million resulting from an award of damages in an arbitration proceeding with Intel Corporation (see Part II, Item 1,

Legal Proceedings). The net third quarter impact of the litigation settlements and the gain from the arbitration award is approximately $5 million, which is included in interest income and other, net. As a result, interest income and other, net, decreased in the third quarter and the first nine months of 1994 as compared to similar periods in 1993.

The income tax rate was approximately 33 percent for the third quarter and the first nine months of 1994. The tax rate used for the same periods a year ago was 28 percent. The higher tax rates in 1994 were primarily due to reduced benefits from low taxed foreign income and available tax credit carryforwards. The company expects that the provision for taxes on income will remain at approximately 33 percent through 1994.

AMD enters into foreign exchange contracts to buy and sell currencies as economic hedges of the company's foreign net monetary asset position. The maturities of these contracts are generally short-term in nature. The company believes its foreign exchange contracts do not subject the company to risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses were not material for the third quarter and the first nine months of 1994. As of September 25, 1994, the company had approximately $34 million (notional amount) of foreign exchange forward contracts.

In the third quarter of 1994, approximately 15 percent of the company's net sales were denominated in foreign currencies. The company does not have sales denominated in local currencies in those countries which have highly inflationary economies. Therefore, the company believes that the impact on the company's operating results of changes in foreign currency rates individually and in the aggregate is not material.

The company has engaged in interest rate swaps to reduce its interest rate exposure by effectively changing a portion of the company's interest rate exposure from a floating rate to a fixed rate basis. At the end of the third quarter of 1994, the net outstanding notional amount of interest rate swaps was $40 million. For the third quarter and the first nine months of 1994, gains and losses related to these interest rate swaps were immaterial.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- - - ----------------------------------------------------------------------------

The semiconductor industry is generally characterized by a highly competitive and rapidly changing environment in which operating results are often subject to the effects of new product introductions, manufacturing technology innovations, rapid fluctuations in product demand, and the ability to maintain and secure intellectual property rights. While the company attempts to identify and respond to these changes as soon as possible, the rapidity of their onset makes prediction of and reaction to such events an ongoing challenge.

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

As a part of its business, the company has entered into a number of licenses and cross-licenses relating to several of the company's products. As is common in the semiconductor industry, from time to time AMD has been notified that it may be infringing other parties patents or copyrights. While patent and copyright owners in such instances often express a willingness to resolve the dispute or to grant a license, no assurance can be given that all necessary licenses will be obtained, or that disputes will not arise with respect to licenses which have been obtained, on satisfactory terms, or that the ultimate resolution of any material dispute concerning the company's present or future products will not have an adverse impact on the company's future results of operations or financial condition.

Due to the factors noted above, the company's future operations, financial condition and stock price may be subject to volatility. In addition, an actual or anticipated shortfall in revenue, gross margins, or earnings from securities analysts' expectations could have an immediate adverse effect on the trading price of the company's common stock in any given period.


FINANCIAL CONDITION
- - - -------------------

Cash, temporary cash investments, and restricted cash increased by $64.8 million to $553.0 million from December 26, 1993 to September 25, 1994. This increase was primarily attributable to cash generated from operations, partially offset by investments in property, plant and equipment to expand manufacturing capacity.

Working capital grew by $88.2 million from $509.6 million at the end of 1993 to $597.8 million in the third quarter of 1994. This growth was primarily due to an increase in accounts receivable and cash resulting from higher sales.

The company is currently involved in litigations with Intel. While it is impossible to predict the resolutions of the AMD/Intel litigations, there could be material adverse effect on the financial condition or results of operations of the company, or on the company's ability to raise necessary capital, or some combination of the foregoing, if the outcome of the Intel litigations either results in an award to Intel of material monetary damages, or if the company's intellectual property rights are not sustained with regard to certain microprocessor products currently the subject of litigation with Intel (see Part II, Item 1, Legal Proceedings).

In July 1993, the company commenced construction of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas. Known as Fab 25, the new facility is expected to cost approximately $1.3 billion when fully equipped. The first phase of construction and initial equipment installation is expected to cost approximately $700 million through 1995. Volume production is scheduled to begin in late 1995.

The company and Fujitsu Limited are cooperating in building and operating an approximately $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan, through their joint venture (FASL). The forecasted joint venture costs are denominated in yen and therefore are subject to change due to fluctuations of foreign exchange rates. However, the company hedges foreign currency exposures on certain firm commitments relating to the company's FASL investment with foreign currency options. As of September 25, 1994, the company had approximately $77 million (notional amount) in foreign currency options for FASL investment. Each company will contribute equally toward funding and supporting FASL. AMD is expected to contribute approximately half of its share of funding in cash and may be required to guarantee third-party loans made to FASL for the remaining half. However, to the extent debt cannot be secured by FASL, AMD is required to contribute its portion in cash. Through the third quarter of 1994, the company's total cash investment in FASL was $77.1 million as compared to $1.9 million at the end of 1993. The company anticipates that this investment will increase substantially, to approximately $140 million by the end of 1994. The company is also required under the terms of the joint venture to contribute approximately one-half of such additional amounts as may be necessary to sustain FASL's operations. Volume production is expected to commence in the first half of 1995.

As of the end of the third quarter of 1994, the company had the following financing arrangements: unsecured committed bank lines of credit of $250 million, unutilized; long-term secured equipment lease lines of $110 million, of which $107 million were utilized; and short-term, unsecured uncommitted bank credit in the amount of $107 million, of which $34 million was utilized.

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

II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

       A. INTEL

          GENERAL

          Advanced Micro Devices, Inc. ("AMD" or "company") and Intel Corporation ("Intel") are engaged in a number of legal proceedings involving AMD's X86 products. The current status of such legal proceedings is described below. An unfavorable ultimate decision in the Technology Agreement Arbitration, the 287, 386 or 486 microcode cases could result in a material monetary award to Intel and/or preclude AMD from continuing to produce those Am386 (Registered Trademark) and Am486 (Trademark) products adjudicated to contain any copyrighted Intel microcode. The Am486 products are a material part of the company's business and profits and such an unfavorable decision could have an immediate, materially adverse impact on the financial condition and results of the operations of AMD.

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

          Intel has indicated that it intends to appeal the verdicts in the 287 case and it is expected that the appeal process, which has not yet begun, will take at least one year. It is AMD's expectation that Intel will continue to pursue the remaining intellectual property claims in the pending litigations against the company.

          STATUS OF CASES

          1.  AMD/Intel Technology Agreement Arbitration.
              -------------------------------------------

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

          In February 1992, the Arbitrator awarded AMD several remedies including the following: monetary damages and interest, a permanent, royalty-free, nonexclusive, nontransferable worldwide right to all Intel copyrights, patents, trade secrets and mask work rights, if any, contained in the then-current version of AMD's Am386 family of microprocessors; and a two-year extension, until December 31, 1997, of the copyright and patent rights granted to AMD insofar as those rights concern the Am386 microprocessor family. Intel appealed this decision as it relates to the technology award. On May 22, 1992, the Superior Court in Santa Clara County confirmed the Arbitrator's award and entered judgment in the company's favor on June 1, 1992. Intel appealed the decision confirming the Arbitrator's award in state court. On June 4, 1993, the California Court of Appeal affirmed in all respects the Arbitrator's determinations that Intel breached the 1982 Agreement. However, the Court of Appeal held that the Arbitrator exceeded his powers in awarding to AMD a license to Intel intellectual property, if any, in AMD's Am386 microprocessor and in extending the 1976 Agreement between AMD and Intel by two years. As a result, the Court of Appeal ordered the lower court to correct the award to remove these rights and then confirm the award as so corrected.

          On September 2, 1993, the California Supreme Court granted the company's petition for review of the California Court of Appeal decision that the Arbitrator exceeded his authority. The company has requested that the California Supreme Court affirm the judgment confirming the Arbitrator's award to the company, which includes the right to the Intel 386 microcode. The California Supreme Court is scheduled to hear the case commencing on November 7, 1994, and is expected to decide the case within ninety days from the hearing.

          Apart from the California State Court proceedings discussed above, Intel has also attacked the enforceability of the copyright license provision of the Arbitration Award in the 386 Microcode Litigation (see below).

          If the California Supreme Court reverses the decision of the California Court of Appeal and affirms the Arbitrator's award, the company would assert the Arbitrator's award as well as the verdicts in the 287 Microcode case discussed below as defenses against Intel's intellectual property claims in the 386 and 486 Microcode Litigations discussed below. If sustained, both these defenses could preclude Intel from continuing to pursue its pending intellectual property and related damages claims regarding the Am386 microprocessors, and the Arbitrator's award also could preclude claims respecting the Am486SX microprocessors. If the Supreme Court does not reverse the decision of the California Court of Appeal, it could, among other things: (i) decide to remand the matter for a new Arbitration proceeding either on the merits or solely on the issue of relief including the damages due to the company, or (ii) order no further proceedings which would affirm the decision of the Court of Appeal and prevent AMD from using the Arbitration award as a defense in the 386 or 486 Microcode Litigations discussed below.

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

          On May 11, 1994, Intel filed a motion for discovery precedent to a potential second motion for a new trial. Intel's motion was based on assertions that the company had not provided certain documents during discovery. By order dated September 20, 1994, the Court denied Intel's motion.

          On October 20, 1994, the federal court filed its decision on Intel's claim that the 1976 license does not authorize AMD to have third parties copy the microcode on AMD's behalf. Intel had also asked the court to decide that, even if AMD had the general right to have third parties copy Intel microcode, AMD nonetheless did not have the right under its copyright license to use foundries to manufacture microprocessors containing Intel microcode. The court declined to decide Intel's contention that AMD does not have the right to have foundries copy Intel microcode, ruling that Intel had inappropriately raised the issue in the 287 case. The court then proceeded to rule, however, that AMD's copyright license includes the right to have Intel microcode copied by third party subcontractors, and that to hold otherwise would frustrate AMD's ability to exercise the foundry right expressly granted by the patent license aspect of the 1976 agreement.

          Intel's claims for mask work infringement and unfair competition have yet to be scheduled for trial.

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

          3.   386 Microcode Litigation (Case No. A-91-CA-800, W.D. Texas and
               --------------------------------------------------------------
               Case No.C-92-20039, N.D. Cal.)
               ------------------------------

          On October 9, 1991, Intel Corporation filed an action against the company in the U.S. District Court for the Western District of Texas (Case No. A-91-CA-800, W.D. Texas), alleging the separate existence and copyrightability of the logic programming in a microprocessor and characterizing that logic as a "control program", and further alleging that the company violated copyrights on this material and on the Intel microcode contained in the Am386 microprocessor. This action has been transferred to the U.S. District Court, Northern District of California (Case No. C-92-20039, N.D. Cal.). In this action, Intel claims copyright infringement of what Intel describes as: (1) its 386 microprocessor microcode program and revised programs, (2) a "control program" stored in a 386 microprocessor programmable logic array and
          (3) Intel In-Circuit Emulation (ICE) microcode. The complaint seeks damages and injunctive relief arising out of the company's development, manufacture and sale of its Am386 microprocessors and seeks a declaratory judgment as to the Intel/AMD license agreements (1976 and 1982 Agreements), including a claim for a declaratory judgment that AMD's license rights to Intel's microcodes expire on December 31, 1995, and that AMD may no longer sell product containing Intel microcode after that date. The monetary relief sought by Intel is unspecified. The company has answered and counterclaimed seeking declaratory relief.

          Intel has also asserted that state and federal law prevent the company from asserting as a defense the intellectual property rights that were awarded in the Intel Arbitration (discussed above). On October 29, 1992, the court in the 386 Microcode Litigation granted the company's motion to stay further proceedings pending resolution of the state court Arbitration appeal. On December 28, 1993, the U.S. Court of Appeals for the Ninth Circuit reversed the stay order and the case was remanded for further proceedings. On April 20, 1994, the company filed a petition for writ of certiorari in the Supreme Court of the United States. The United States Supreme Court denied the company's petition for writ of certiorari on June 13, 1994. The 386 case is no longer stayed.

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

          One of AMD's principal defenses to the "control program" and "ICE microcode" claims, is based on the Arbitration Award. On September 29, 1994, Intel filed a motion for summary adjudication of AMD's affirmative defense based on the Arbitration Award. On October 12, 1994, AMD filed a motion seeking an order that Intel's motion was untimely under the Federal Arbitration Act and therefore the court lacked authority to consider it. AMD's motion has been fully briefed and is under submission. If AMD prevails on its motion, Intel's motion will be denied.

          If AMD does not prevail, Intel's motion will be heard on November 22, 1994, and taken under submission at that time.

          Intel's motion attacking the Arbitration Award, if granted, would not affect the jury verdicts in the 287 litigation upholding AMD's copyright license. If Intel's motion is granted, Intel claims that it is entitled to proceed in its copyright infringement claims related to control programs and the so-called "ICE microcode" regardless of the California Supreme Court decision on the enforceability of the Arbitration Award.

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

          Intel's Fourth Amended Complaint was filed on November 2, 1993. The Fourth Amended Complaint seeks damages and injunctive relief based on the following claims: (1) AMD's alleged copying and distribution of 486 "Processor Microcode Programs" and "Control Programs"; (2) AMD's alleged copying of 486 "Processor Microcode" as an intermediate step in creating proprietary microcodes for the AMD version of the 486. The Fourth Amended Complaint also seeks a declaratory judgment that (1) AMD has induced third party copyright infringement through encouraging third parties to import Am486-based products ("Third Party Inducement Claim"); (2) AMD's license rights to Intel microcode expire as of December 31, 1995 and AMD may no longer sell any products containing Intel microcode after that date ("License Expiration Claim"); (3) AMD's license rights to Intel microcodes do not extend to In-Circuit Emulation (ICE) microcode ("ICE Claim"); and (4) AMD is not licensed to authorize third party foundries to copy the Intel microcode. Intel's Fourth Amended Complaint further seeks damages and injunctive relief based on AMD's alleged copying and distribution of Intel's "386 Processor Microcode Program" in AMD's 486SX microprocessor. The company answered the complaint in January, 1994.

          A ruling was issued on October 7, 1994, by the U.S. District Court in the "ICE" (in-circuit emulation) module in the company's 486 Microcode Litigation with Intel Corporation holding that AMD is not licensed to copy or use certain lines of Intel's 486 ICE microcode in its Am486 microprocessor. The portion of the microcode at issue was designed solely for in-circuit emulation functions in specialized tools used to debug microprocessor based systems. The ICE microcode is contained in all of the company's Am486 products, but it cannot be used by the company or its customers for ICE functions. The company's system management mode (SMM) devices, the 486DXL and 486DXLV, made use of the ICE microcode for power management but not for ICE purposes. The company's Am486 products other than the SMM devices are manufactured in such a manner that the ICE microcode cannot be accessed for ICE or any other purposes.

          Following the Court's ruling on October 7, 1994, Intel moved for a permanent injunction and applied for a temporary restraining order to prevent AMD from shipping 486 microprocessors containing unlicensed ICE microcode. At a hearing on October 21, 1994, the court denied Intel's application for a temporary restraining order and asked the parties to confer on mutually acceptable terms of a preliminary injunction. The parties then agreed at the hearing to terms of a preliminary injunction as follows: (1) AMD will not ship any 486 products specifically including the 486DXL and 486 DXLV microprocessors containing the unlicensed ICE microcode and bonded out to use that microcode for any purpose; (2) AMD will not begin the production of any new 486 wafers that contain the unlicensed ICE microcode; (3) AMD may continue to ship 486 microprocessors in inventory or work in process that contain but do not bond out the unlicensed ICE microcode to purchasers who had existing written orders or contracts as of October 21, 1994, pursuant to the quantity, price and delivery terms of such written orders or contracts, except that AMD may lower prices to meet Intel price competition for those existing orders or contracts; and (4) AMD may not ship under any circumstances any 486 products containing the unlicensed ICE microcode after January 15, 1995. The company expects that the above terms of the preliminary injunction will be incorporated into a subsequent permanent injunction, from which the Company plans to appeal the court's decision. The company expects that Intel will seek damages with respect to all shipped Am 486 products containing the unlicensed ICE microcode.

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

          As discussed above, the jury verdicts in the 287 case resolve the issue whether AMD has the right to use Intel's microcode in AMD's Am486 microprocessor. The company expects Intel to argue that the verdicts do not resolve the claims in the 486

          Microcode Litigation that AMD is not licensed to use two Intel "control programs" stored in Intel's 486 microprocessor's programmable logic array.

          An unfavorable ultimate decision in the Technology Agreement Arbitration, the 287 or the 486 Microcode Litigations could affect the company's ability to continue to produce and ship its Am486 products or, in the case of the 486 Microcode Litigation, could result in a material monetary damages award to Intel, either of which could have an immediate, material adverse impact on the company's results of operations and financial condition. The AMD/Intel legal proceedings involve multiple interrelated and complex issues of fact and law. The ultimate outcome of such proceedings cannot presently be determined. Accordingly, no provision for any liability that may result upon the adjudication of the AMD/Intel legal proceedings has been made in the company's financial statements.

          5.  Antitrust Case Against Intel
              ----------------------------

          On August 28, 1991, the company filed an antitrust complaint against Intel Corporation in the U.S. District Court for the Northern District of California (Case No. C-91-20541-JW-EAI), alleging that Intel engaged in a series of unlawful acts designed to secure and maintain a monopoly in iAPX microprocessor chips. The complaint alleges that Intel illegally coerced customers to purchase Intel chips through selective allocations of Intel products and tying availability of the Intel 80386 to purchases of other products from Intel, and that Intel filed baseless lawsuits against AMD in order to eliminate AMD as a competitor and intimidate AMD customers. The complaint requests significant monetary damages (which may be trebled), and an injunction requiring Intel to license the 80386 and 80486 to AMD, or other appropriate relief. On December 17, 1991, the Court dismissed certain of AMD's claims relating to Intel's past practices on statute of limitations grounds. Intel filed a motion for partial summary judgment on a single AMD claim that Intel filed a baseless trademark lawsuit against AMD and this motion has been granted. The trial date of October 4, 1994 has been vacated and no new date has been set. With the Court's permission, AMD filed an amended complaint on March 9, 1994, alleging monopolization and attempted monopolization by Intel in connection with the sale of the 286, 386, 486 and Pentium microprocessors. On April 29, 1994, Intel filed a motion seeking to dismiss and strike portions of the first amended complaint filed by the company. The hearing on Intel's motion to dismiss and strike was held on August 26, 1994. On August 29, 1994, the Court denied Intel's motion to dismiss and to strike portions of the company's First Amended Complaint except that the Court granted Intel's motion to dismiss AMD's claim for conspiracy. The parties have filed a proposed scheduling order which would set a trial date in March 1997.

          6.  Business Interference Case Against Intel
              ----------------------------------------

          On November 12, 1992, the company filed a proceeding against Intel in the Superior Court of Santa Clara County, California (Case No. 726343), for tortious interference with prospective economic advantage, violation of California's Unfair Competition

          Act, breach of contract and declaratory relief arising out of Intel's efforts to require AMD's customers to pay to Intel patent royalties if they purchased 386 and 486 microprocessors from AMD. The patent involved, referred to as the Crawford '338 patent, covers various aspects of how the Intel 386 microprocessor, the Intel 486 microprocessor and future X86 processors manage memory and how these microprocessors generate memory pages and page tables when combined with external memory and multi-tasking software such as Microsoft (Registered Trademark) Windows (Trademark), OS/2 (Registered Trademark) or UNIX (Registered Trademark). The action was subsequently removed to the Federal District Court where AMD amended its complaint to include causes of action for violation of the Lanham Act and a declaration of patent invalidity and unenforceability. The complaint alleges that Intel is demanding royalties for the use of the Intel patents from the company's customers, without informing the company's customers that the company's license arrangement with Intel protects the company's customers from an Intel patent infringement lawsuit. No royalties for the license are charged to customers who purchase these microprocessors from Intel. Intel has filed a counterclaim against AMD for inducing infringement of the Crawford '338 patent by computer manufacturers and others. This case had been stayed pending resolution of the International Trade Commission Proceeding, discussed below. Now that the International Trade Commission proceeding has been completed, AMD intends to pursue this case vigorously.

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

          On February 4, 1994, the company filed a motion to suspend immediately and thereafter to terminate the ITC proceeding on the ground that Intel is collaterally estopped from pursuing the relief it seeks by reason of a judgment soon to be entered in favor of Cyrix Corporation (also an intervenor in the ITC Proceeding) and against Intel in a trial involving the Crawford '338 patent in Texas federal court.
          Intel opposed the motion, and filed a motion of its own requesting that the ITC proceeding be suspended, not terminated, pending appellate review of the Cyrix Judgment. On February 22, 1994, the ITC Administrative Law Judge granted AMD's motion to suspend, and indicated his intent to grant AMD's request to terminate the ITC Proceeding upon entry of the judgment in the Texas federal court. The Judge denied Intel's motion to suspend the ITC Proceeding until its appeal of the judgment in favor of Cyrix has been resolved. The Texas District Court entered judgment for Cyrix on April 6, 1994. On April 12, 1994, AMD moved for summary determination and termination of the ITC proceeding based on Cyrix's judgment in Texas. On June 6, 1994, the Administrative Law Judge granted AMD's motion. Intel filed a petition for review on the order on June 15, 1994. The Commission denied Intel's petition on July 11, 1994. On September 9, 1994, Intel filed an appeal with the United States Court of Appeal for the Federal Circuit regarding the Commission's refusal to modify the administrative law judges' Initial Determination. Intel also requested a stay of the appeal pending the outcome of its appeal of the Texas action described above. On September 21, 1994, the company filed a motion to dismiss Intel's appeal as untimely, as well as an opposition to Intel's motion to stay.

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

          By order dated October 13, 1993, these five cases, as well as any cases that might be subsequently filed, were consolidated under the caption "In Re Advanced Micro Devices Securities Litigation," with the
                   --------------------------------------------------
          lead case for the consolidated actions being Samuel Sinay v. Advanced
                                                       ------------------------
          Micro Devices, Inc., et al. (No. C-93-20662-JW, N.D. Cal). A
          ---------------------------
          consolidated amended class action complaint was filed on December 3, 1993, containing all the claims described above and additional allegations that the company made false and misleading statements about its revenues and earnings during the third quarter of its 1993 fiscal year as well as about potential foundry arrangements. The amended complaint seeks damages in an unspecified amount.

          On July 8, 1994, the company announced that it has reached an agreement, in principle, to settle these security class actions. The proposed settlements were approved by AMD's Board of Directors on October 26, 1994. The cost of the settlements was $34 million. As a procedural matter, the settlements are scheduled to continue on to the court confirmation process by the Federal Court in San Jose, California.

          2.  George A. Bilunka, et al. v. Sanders, et al. (93-20727JW, N.D.
              --------------------------------------------------------------
          Cal.)
          -----

          On September 30, 1993, an AMD shareholder, George A. Bilunka, purported to commence an action derivatively on the company's behalf against all of the company's directors and certain of the company's officers. The company is named as a nominal defendant. This purported derivative action essentially alleges that the individual defendants breached their fiduciary duties to the company by causing, or permitting, the company to make allegedly false and misleading statements described in In re Advanced Micro Devices Securities
                                 ----------------------------------------
          Litigation above about the company's development of its 486SX personal
          ----------
          computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. This action alleges that a pre-suit demand on the company's Board of Directors would have been futile because of alleged director involvement. Damages are sought against the individual defendants in an unspecified amount.

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

          By order of the court, this case was consolidated for settlement purposes with the securities class actions discussed above. On July 8, 1994, the parties reached an agreement in principle to settle this case for $2.25 million, payable to the company by the company's directors and officers liability insurance carrier net of legal fees of derivative plaintiff's counsel and other miscellaneous costs. The net payment to the company will be approximately $1 million. The proposed settlement was approved by AMD's Board of Directors on October 26, 1994. As a procedural matter, the settlement is scheduled to continue on to the court confirmation process by the Federal Court in San Jose, California.


          3.   SEC Investigation
               -----------------

          The Securities and Exchange Commission ("SEC") has notified the company that it is conducting an informal investigation of the company regarding the company's disclosures about the development of its Am486SX products. See items 1 and 2 of Section (B) hereof. The company is cooperating fully with the SEC.

          4.   AMD v. Altera Corporation (Case No. 94-20567 N.D.Cal.)
               ------------------------------------------------------

          On August 16, 1994, the company filed a Complaint for Patent Infringement and Injunctive Relief against Altera Corporation ("Altera") alleging that Altera has infringed seven of the company's patents. The infringement claims are made with respect to Altera's Max 7000 programmable logic device family, as well as other Altera devices. On October 6, 1994, Altera answered the complaint, denying liability for any infringement. Altera also filed a counterclaim alleging that the company has infringed two of Altera's patents and a conditional counterclaim alleging infringement of four additional Altera patents. The company has not yet responded to the Altera counterclaims but it intends to pursue its claims against Altera vigorously and to defend against Altera's claims of infringement just as vigorously.


          5.   Environmental Matters
               ---------------------

          A notice dated October 3, 1994, was received by the company from the Department of Ecology of the State of Washington that the Department had determined the company to be a potentially liable person for the release of hazardous substances on a site located in Yakema, Washington. The company is currently investigating this claim. The company believes that the foregoing environmental matter will not have a material adverse effect on the financial condition or results of operations of the company.


          6.   Other Matters.
               --------------

          The company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or the results of operations of the company.

ITEM 6.   EXHIBITS
          --------

   A.     Exhibits
          --------

          10.1 Credit Agreement dated as of September 21, 1994, among Advanced Micro Devices, Inc., Bank of America National Trust and Savings Association as Agent and The First National Bank of Boston as Co-Agent.

          27.1  Financial Data Schedule

          99.1 Findings of Fact and Concerns of Law following "ICE" module of Trial dated October 7, 1994 in the Intel Corporation v. Advanced
                                                   -----------------------------
                Micro Devices, Inc., Case No. C-93-20301 PVT United States
                --------------------
                District Court, Northern District of California, San Jose Division.

          99.2 Stipulated Preliminary Injunction dated October 31, 1994 in the Intel Corporation v. Advanced Micro Devices, Inc., Case No. 93-
                --------------------------------------------------
                20301 PVT United States District of California, San Jose
                Division.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ADVANCED MICRO DEVICES, INC.





Date: November 4, 1994      By:  /s/  Larry R. Carter
    -------------------          --------------------
                                 Larry R. Carter
                                 Vice President and
                                 Corporate Controller

                                 Signing on behalf of the
                                 registrant and as chief
                                 accounting officer

                                 EXHIBIT INDEX
                                 -------------

        Exhibits
        --------

          10.1 Credit Agreement dated as of September 21, 1994, among Advanced Micro Devices, Inc., Bank of America National Trust and Savings Association as Agent and The First National Bank of Boston as Co-Agent.

          27.1  Financial Data Schedule

          99.1 Findings of Fact and Concerns of Law following "ICE" module of Trial dated October 7, 1994 in the Intel Corporation v. Advanced
                                                   -----------------------------
                Micro Devices, Inc., Case No. C-93-20301 PVT United States
                --------------------
                District Court, Northern District of California, San Jose Division.

          99.2 Stipulated Preliminary Injunction dated October 31, 1994 in the Intel Corporation v. Advanced Micro Devices, Inc., Case No. 93-
                --------------------------------------------------
                20301 PVT United States District of California, San Jose
                Division.