Form 10-K
period 1994-12-25
ADVANCED MICRO DEVICES INC
filed 1995-03-07
CIK 2488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1994

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-7882

                         ADVANCED MICRO DEVICES, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                        (State or other jurisdiction of
                        incorporation or organization)

                                  94-1692300
                                 (IRS Employer
                            Identification Number)

                                 ONE AMD PLACE
                             SUNNYVALE, CALIFORNIA
                   (Address of principal executive offices)

                                  94088-3453
                                  (Zip Code)

      Registrant's telephone number, including area code: (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:

  (TITLE OF EACH CLASS)                            (NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED)

    $.01 PAR VALUE COMMON STOCK                     NEW YORK STOCK EXCHANGE
  PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE
DEPOSITARY CONVERTIBLE EXCHANGEABLE                 NEW YORK STOCK EXCHANGE
         PREFERRED STOCK

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Aggregate market value of the voting stock
                held by nonaffiliates as of February 27, 1995.

                                $2,813,646,457

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  95,942,821 SHARES AS OF FEBRUARY 27, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 25, 1994, are incorporated into Parts I, II and IV hereof.

(2) Portions of the Proxy Statement dated on or before March 31, 1995, for the Annual Meeting of Stockholders to be held on May 9, 1995, are incorporated into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Advanced Micro Devices, Inc. was incorporated under the laws of the state of Delaware on May 1, 1969. The mailing address of its executive offices is One AMD Place, P.O. Box 3453, Sunnyvale, California 94088-3453, and its telephone number is (408) 732-2400. Unless otherwise indicated, the terms the "Corporation" and "AMD" in this report refer to Advanced Micro Devices, Inc. and its subsidiaries.

     The Corporation designs, develops, manufactures and markets complex monolithic integrated circuits for use by manufacturers of a broad range of electronic equipment and systems.

PRODUCTS

     The Corporation's products primarily consist of standard or catalog items or are made from designs based on such items, as opposed to custom circuits designed for a single customer. While a substantial portion of AMD's products are standard or catalog items, increasingly many of its recently developed products are designed for specific applications such as telecommunications, personal computers, engineering workstations, optical disk memory or local area networks. As a service to certain major customers, the Corporation modifies portions of these application-specific devices to meet specific customer needs. The resulting devices are produced in significant volumes for such customers.

     AMD began as an alternate-source manufacturer of integrated circuits originally developed by other suppliers and has gradually shifted to proprietary products (i.e., products resulting from the Corporation's design or technology innovations). The Corporation has made a significant commitment to research and development which has contributed toward its becoming a leader in manufacturing and process technology within the integrated circuit industry.

     The Corporation has focused its product development activities on the three areas of its business: (1) X86, K86 and other microprocessors and related embedded processors for personal computers, (2) applications solutions products, and (3) high-volume commodity products such as programmable logic and non-volatile memory devices.

     Personal computer (PC) products include microprocessors and related embedded processors used in computers. AMD's applications solutions products are focused on networks, voice/data communications (WORLD NETWORK/R/), and on computer peripherals, computer interfaces and mass storage. High-volume commodity products include programmable logic devices ("PLDs") and other non-volatile memory devices (such as FLASH Memory). PLDs and FLASH Memory devices are typically produced by more than one manufacturer, subject to intense competition, and broadly applicable across a wide customer base. Since most of the Corporation's products are utilized in personal computers and related peripherals, the Corporation's future growth is closely tied to the performance of the PC industry.

Microprocessors

     X86 Microprocessors. A microprocessor is the central processing unit (CPU) of a computer. A microprocessor processes system data and controls input/output, peripheral and memory devices. A microprocessor may also be used in connection with other processors such as microcontrollers which are embedded microprocessors contained in peripherals or other coprocessors which perform certain functions such as arithmetic calculations. The X86 architecture, originally developed by Intel Corporation, has been the leading architecture for personal computer microprocessors. AMD's X86 microprocessor strategy has been to serve as an alternative source for X86 microprocessors, introducing products at comparable prices to competitive products, but with additional customer-driven features. In 1993, the Corporation entered into a license agreement with Microsoft/R/, the personal computer industry's leading supplier of operation systems software, pursuant to which the Microsoft Windows/TM/ compatible logo now appears on AMD's microprocessor packaging and advertising indicating that the Corporation's product is compatible with such software. The Corporation believes that this approach is consistent with what it perceives to be the computer industry's shift from an emphasis on hardware compatibility to software compatibility.

     In the second quarter of 1993, the Corporation began to offer its Am486/TM/ family of products. The Corporation began shipping Am486DX products in the second quarter of 1993, and began volume shipment of its Am486SX products in 1994. The 486DX family of microprocessors accounted for approximately thirty-seven percent (37%) of the Corporation's 1994 revenues. A significant portion of the Corporation's total revenues, profits, and margins were attributable to Am486 products. Prior to a settlement with Intel Corporation in January, 1995, the Corporation's Am386 and Am486 products were the subject of microcode litigations with Intel Corporation. (For more information see Item 3, Legal Proceedings, Number 2.).

     Embedded Control Microprocessors. The Corporation's proprietary Am29000/TM/ family of RISC microprocessors is used extensively by a wide range of customers for embedded control applications. Examples of these applications include high-performance laser printer controllers, high-resolution graphics controllers, communications controllers, and accelerator cards.

     K86 Microprocessors. The Corporation expects that, in the second half of 1995, it will offer its next generation of microprocessor products known as the K86, based on superscalar RISC-type architecture. The K86 products are designed to be compatible with operating system software such as Microsoft Windows. Production of the initial K86 products, known as K-5, is presently scheduled to commence in the second half of 1995. The Corporation is currently in the process of developing additional K86 products. The K86 products are not designed to use any Intel copyrighted microcode; however, they do rely on patent licenses from several companies, including Intel Corporation.

Applications Solutions Products

     Computer Systems, Interfaces and Mass Storage. The Corporation offers a range of products which are utilized in a variety of computer systems. Such products include integrated circuits that work with central processing units to manage selected input/output system functions such as to control disk drives, keyboards, printers and communications and networking devices.

     The Corporation also supplies a range of products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are designed for a specific application. In the case of some large customers, these products are tailored for specific customer needs.

     Networks and Voice/Data Communications. The Corporation provides a wide variety of products for a broad spectrum of connectivity solutions. These include applications in central office switches, PBX equipment, voice/data terminals, and different performance classes of Local Area Networks (LANs) used to connect workstations and personal computers. In addition to providing the integrated circuits for these applications, the Corporation also provides various forms of hardware evaluation tools, development software and interface software. The Corporation offers several Ethernet products designed for use on personal computer motherboards and add-in cards. AMD also is a supplier of chip sets to support the 100-megabit-per-second Fiber Distributed Data Interface
(FDDI) local area network standard which is primarily used in network backbones and to connect high performance workstations and servers. The Corporation has also developed, in cooperation with systems manufacturers, a family of devices for the 10Base-T standard, which allows transmission of data using Ethernet protocols on twisted-pair wiring, rather than on the more expensive coaxial cable.

     The Subscriber Line Interface Circuit (SLIC) and the Subscriber Line Audio-Processing Circuit (SLAC/TM/) are an integral part of a design for digital telephone switching equipment. The SLIC connects the user's telephone wire to the telephone company's digital switching equipment. The SLAC is a coder/decoder which converts analog voice signals to a digital format and back.

High-Volume Commodity Products

     Programmable Logic Devices (PLDs). The Corporation is a supplier of high-speed, field-programmable integrated circuits. PLDs generally afford a user increased design flexibility relative to standard logic devices. The initial design time and design cost in customizing a programmable device is significantly less than designing a custom integrated circuit or customizing a gate array logic device.

     Non-Volatile/Volatile Memories. Memory components are used to store computer programs and data entered during system operation. There are two types of memory storage capability, volatile and non-volatile. Volatile memories include Dynamic and Static Random Access Memories (DRAMs and SRAMs). Non-volatile memories retain data when system power is shut off, while volatile memories do not. Non-volatile memories include Erasable Programmable Read-Only Memories (EPROMs) and FLASH Memory.

     The Corporation's memory products are primarily non-volatile memories used in a wide range of applications such as PCs, workstations, peripherals, instrumentation, PBX equipment, avionics and a variety of other equipment where programmed data storage is needed. The Corporation offers a family of CMOS EPROM devices from 64K (64,000 bits) to 4 megabits (4,000,000 bits) in density.

     The Corporation has also developed a family of FLASH Memories to address the emerging market for PC memory cards, solid-state disks, cellular communications and networking applications.

     Joint Venture with Fujitsu Limited. In 1993, AMD and Fujitsu Limited (Fujitsu) formed a joint venture for the development, manufacture and sale of integrated circuits. Through the joint venture, the two companies have constructed and are operating an $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan to produce non-volatile memory devices such as EPROMs and FLASH Memories. The new facility is presently scheduled to begin volume production in late 1995, and will utilize eight-inch wafers and process technologies capable of producing products with geometries of one-half (0.5) micron or smaller. AMD and Fujitsu will not independently produce EPROM and FLASH Memory products with geometries of one-half (0.5) micron or smaller outside of the joint venture. Currently, the primary mission of the joint venture is the production of FLASH Memory devices.

     The percentages of the equity of the joint venture owned by the Corporation and Fujitsu are 49.95% and 50.05%, respectively. Each company contributes toward funding and supporting the joint venture in proportion to its ownership percentage. AMD is expected to contribute approximately one-half of its share of funding in cash as equity investment, and may be required to guarantee third party loans made to the joint venture for the remaining one-half. Each company is obligated to invest up to approximately $200 million as equity in the joint venture. (For more information, see Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the 1994 Annual Report to Stockholders ("Management's Discussion").) In connection with the joint venture, the Corporation and Fujitsu have entered into various joint development, cross-license and investment arrangements. Accordingly, AMD and Fujitsu will provide their product designs and process and manufacturing technologies to the joint venture. In addition, both companies will collaborate in developing manufacturing processes and designing integrated circuits for the joint venture. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited to certain geographic areas. Consequently, AMD's ability to sell certain products incorporating Fujitsu intellectual property, whether or not produced by the joint venture, is also limited in certain territories, including the United Kingdom and Japan.

MARKETING AND SALES

     AMD markets and sells its products primarily to original equipment manufacturers (OEMs) of computation and communication equipment. AMD's products are sold under the AMD/R/ trademark. The Corporation has an agreement with Compaq Computer Corporation (Compaq) under which the Corporation supplies Compaq with microprocessor products; however, the agreement does not require Compaq to purchase microprocessor products from the Corporation. The Corporation sells to a broad base of customers; no single customer accounted for more than ten percent (10%) of sales during the fiscal year ended December 25, 1994. The Corporation employs a direct sales force through its principal facilities in Santa Clara County, California, and field offices throughout the United States and abroad (primarily Europe and the Asia-Pacific Basin). The Corporation also sells its products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by AMD's competitors, including those products for which the Corporation is an alternate source.

     Distributors typically maintain an inventory of AMD's products. The Corporation, pursuant to its agreements with the distributors, employs procedures which provide protection to the distributors for their inventory of AMD's products against price reductions as well as products that are slow moving or have been discontinued by the Corporation. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of AMD's products to the Corporation in the event the agreement with the distributor is terminated. (See Note 1 of Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders.)

     AMD has established sales subsidiaries that have offices in Belgium, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom. (See Note 11 of Notes to Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders.) The international sales force also works with independent sales representatives and distributors in approximately 34 countries, including those where AMD has sales subsidiaries. The Corporation's international sales operations entail political and economic risks, including expropriation, currency controls, exchange fluctuations, changes in freight rates, and changes in rates and exemptions for taxes and tariffs. The Corporation has not experienced any material adverse effects associated with such risks. (For more information, see Item 7, Management's Discussion.)

BACKLOG

     AMD manufactures and markets a standard or catalog line of products. Consequently, a significant portion of its sales are made from inventory on a current basis. Sales are made primarily pursuant to (1) purchase orders for current delivery of standard items, or (2) agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Generally, in light of current industry practice and experience, the Corporation does not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

COMPETITION

     Historically, the semiconductor industry has experienced rapid technological advances together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and a successive generation of products is developed and introduced for sale. Competitive factors in the semiconductor industry center primarily around market acceptance, timing of new products and a product's performance, price and availability.

     Numerous firms compete with AMD in the manufacture and sale of integrated circuits. Some of these firms have resources greater than those of the Corporation and do not depend upon integrated circuits as their principal source of revenue. There is also significant captive production by certain large users of integrated circuits, such as manufacturers of computers, telecommunications equipment and consumer electronics products.

     AMD competes for integrated circuit market share with Texas Instruments, Motorola, National Semiconductor, Intel, North American Philips, and with several prominent Japanese firms. These firms include Nippon Electric Co., Hitachi, Toshiba, Fujitsu, Matsushita and Mitsubishi, all of whom are making active efforts to increase their respective and collective worldwide market shares. (For more information concerning Fujitsu, see the discussion on the joint venture with Fujitsu above.)

     All of the above-mentioned competitors are either substantially larger in both gross sales and total assets than AMD or are part of larger corporate enterprises to whose resources, financial and other, the competitors have access. In addition to the above, many other companies dedicated to only one or two process technologies and product types compete with the Corporation in those technologies and product types.

RESEARCH AND DEVELOPMENT

     The Corporation's expenses for research and development in 1992, 1993 and 1994, were $227,860,000, $262,802,000, and $279,984,000, respectively. Such expenses represented 15.0%, 16.0% and 13% of sales in 1992, 1993 and 1994, respectively. AMD's research and development expenses are charged to operations as incurred. Most of the research and development personnel are integrated into the engineering staff.

MANUFACTURING

     Product design and development, and wafer fabrication activities are currently conducted at AMD's facilities in California and in Texas. A subsidiary of Sony

Corporation manufactures bipolar products for the Corporation in San Antonio, Texas, using equipment owned by AMD. Nearly all product assembly and final testing are performed at the Corporation's manufacturing facilities in Penang, Malaysia; Singapore; and Bangkok, Thailand, or by subcontractors in Asia. A limited amount of testing of products destined for delivery in Europe and Asia is performed at the Corporation's facilities in Basingstoke, England. (See also the discussion on the joint venture with Fujitsu above.)

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

     In July 1993, the Corporation commenced construction of its 700,000 square foot submicron semiconductor manufacturing facility in Austin, Texas (FAB 25). The Corporation estimates that the cost of this facility will be approximately $1.3 billion when fully equipped. The facility is presently scheduled to commence volume production in late 1995.

     In early 1994, the Corporation entered into an agreement with Digital Equipment Corporation ("Digital") under which Digital agreed to provide a foundry in Queensferry, Scotland, for production of the Corporation's Am486 products. In late 1994, Digital commenced production of Am486 wafers for the Corporation. The Digital foundry was acquired in late 1994 by Motorola, Inc. and the foundry arrangement has been assumed by Motorola. The Corporation also entered into a foundry arrangement in the third quarter of 1994 with Taiwan Semiconductor Manufacturing Corporation, Ltd. (TSMC) for production of AMD's Am486 microprocessors. Volume production under the TSMC arrangement is presently scheduled to commence before the end of 1995. The TSMC arrangement extends through 1997.

     Raw Materials. Certain of the raw materials used by the Corporation in the manufacture of its products are available from a limited number of suppliers in the United States and elsewhere. For example, for several types of the integrated circuit packages that are purchased by AMD, as well as by the majority of other companies in the semiconductor industry, the principal suppliers are Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Corporation has not experienced significant difficulty in obtaining the necessary raw materials.

     Environmental Regulations. The Corporation is subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Corporation believes that it is currently in compliance in all material respects with these regulations and that it has obtained all necessary environmental permits to conduct its business, which permits generally relate to the discharge of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Corporation, suspension of production, alteration of the Corporation's manufacturing processes or cessation of operations. Such regulations could require the Corporation to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. (See Item 3, Legal Proceedings, Number 1.) Any failure by the Corporation to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Corporation to future liabilities.

INTELLECTUAL PROPERTY AND LICENSING

     The Corporation and its subsidiaries have been granted 820 United States patents, and approximately 469 patent applications are pending in the United States. In certain cases, the Corporation has filed corresponding applications in foreign jurisdictions. The Corporation expects to file future patent applications in both the United States and abroad on significant inventions as it deems appropriate. The Corporation has entered into numerous cross-licensing and technology exchange agreements under which it both transfers and receives technology and intellectual property rights. Although the Corporation attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Corporation will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Corporation may file will be issued or that foreign intellectual property laws will protect the Corporation's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Corporation will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Corporation. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Corporation's products or design around the patents licensed by or issued to the Corporation.

     From time to time AMD has been notified that it may be infringing intellectual property rights of others. If any such claims are asserted against the Corporation, the Corporation may seek to obtain a license under the third party's intellectual property rights. The Corporation could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Corporation's business, financial condition and results of operations. No assurance can be given that all necessary licenses can be obtained on satisfactory terms, nor that litigation may always be avoided. (See also Item 3, Legal Proceedings, Number 2.)

EMPLOYEES

     On December 25, 1994, AMD and its subsidiaries employed approximately 11,800 employees.

ITEM 2.  PROPERTIES

     The Corporation's principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 2 million square feet and are located in Santa Clara County, California and in Austin, Texas. (See Item 1, Manufacturing and Item 7, Management's Discussion). Over 1.25 million square feet of this space is in buildings owned by the Corporation.

     In 1992, the Corporation entered into certain operating leases and an arrangement for the purchase of certain property containing a building with approximately 318,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). In early 1994, the Corporation began utilizing One AMD Place for its corporate sales, marketing and administrative offices. This arrangement provides the Corporation with the option to purchase One AMD Place during the lease term. At the end of the lease term, the Corporation is obligated to either purchase One AMD Place or arrange for the sale of One AMD Place to a third party with a guarantee of residual value to the seller of One AMD Place. In 1993, the Corporation entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place to be used in connection with One AMD Place.

     The Corporation also owns or leases facilities containing approximately 722,800 square feet for its operations in Malaysia, Singapore and Thailand.
(See Item 1, Manufacturing and Item 7, Management's Discussion). Of the entire worldwide facilities owned or leased by the Corporation, approximately 588,000 square feet are currently vacant. In addition, approximately 700,000 square feet are currently vacant until the construction of the Corporation's new manufacturing facility in Austin, Texas (FAB 25) is completed in 1995. The Corporation holds 74 undeveloped acres of land in the Republic of Ireland. The Corporation also has an equity interest in 58 acres of land in Albuquerque, New Mexico.

     The Corporation leases 33 sales offices in North America and 16 sales offices in Asia and Europe for its direct sales force. These offices are located in cities in major electronics markets where concentrations of AMD's customers are located.

     Leases covering the Corporation's facilities expire over terms of generally 1 to 20 years. The Corporation anticipates no difficulty in either retaining occupancy of any of its facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities. (See Note 13 of Notes to Consolidated Financial Statements contained in the
1994 Annual Report to Stockholders.)

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

     In 1991, the Corporation received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB) relating to the three sites. One of the sites (Final Site Clean-up Requirements Order No. 91-102) includes clean-up of groundwater contamination from TRW Microwave, Inc. (TRW), Philips Semiconductor (formerly Signetics Corporation) and the Corporation, which the RWQCB claims merged. The Corporation is proceeding jointly with Philips and TRW to clean up the merged contamination and the parties are contributing to the clean-up equally. However, there has been no allocation of responsibility for the contamination between the parties. Another of the sites (Final Site Clean-up Requirements Order Nos. 91-139 and 91-140) includes clean-up of groundwater contamination from National Semiconductor Corporation, the Corporation and others, which the RWQCB claims merged. National Semiconductor Corporation and the Corporation have been named in the orders as primarily responsible and have commenced clean-up efforts in accordance with their respective orders. However, there has been no allocation of responsibility for the groundwater contamination. The third site (Final Site Clean-up Requirements Order No. 91-101) is primarily the responsibility of the Corporation.

     In each instance mentioned above, the Corporation conducted appropriate programs of remedial action that involved soil removal, installation of monitoring and extraction wells and water treatment systems, disposal of inoperative tank systems, and repair and alterations to existing facilities.
The final clean-up plans include continued groundwater monitoring, extraction and treatment and, in one instance, soil vapor extraction. Federal and state governmental agencies have approved the final clean-up plans being implemented. The Corporation has not yet determined to what extent the costs of such remedial actions will be covered by insurance. The three sites are on the National Priorities List (Superfund).

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

     A notice dated October 3, 1994 was received by the Corporation from the Department of Ecology of the State of Washington indicating that the Department had determined the Corporation to be a potentially liable person for the release of hazardous substances on a site located in Yakima, Washington. The Corporation is currently investigating this claim. The Corporation believes that the foregoing environmental matter will not have a material adverse effect on the financial condition or results of operations of the Corporation.

     2. AMD/Intel Litigations and Settlement. On January 11, 1995, the Corporation reached an agreement with Intel Corporation ("Intel") to settle all currently outstanding litigation between the companies. The terms of the settlement include the following:

        (1) AMD will have a fully paid-up, nonexclusive, world-wide, royalty-free, perpetual license to copy and distribute the microcode and control code in the Intel287(TM), Intel386(TM) and Intel486(TM) microprocessor product families.

        (2) AMD agreed that it has no right to copy any other Intel microcode including the Pentium(TM) Processor microcode, the P6 microcode and the 486 ICE (in-circuit emulation) microcode.

        (3) The companies agreed to negotiate a new patent cross-license agreement to become effective January 1, 1996.

        (4) AMD agreed to pay Intel $58 million in settlement of claims for past damages related to AMD's distribution of Am486(R) microprocessors containing Intel's 486 ICE microcode. As ordered in a 1992 arbitration between the companies, Intel will pay AMD approximately $18 million in damages (which includes interest) awarded by the arbitrator for breach of contract and will not contest certain rights granted AMD in the arbitration which are described more fully below under "AMD/Intel Technology Agreement Arbitration." The Corporation recorded both the ICE case damages and the arbitration award in 1994.

        (5) Intel and AMD will drop all cases against each other, including appeals, currently pending in the courts.

        (6) AMD will have the right to use foundries for Am486 products containing Intel microcode for up to 20 percent of annual total unit shipments of Am486 microprocessors.

        (7) AMD and its customers will receive a license for Intel's "Crawford '338" patent, covering memory management.

        (8) The two companies agreed not to initiate legal action against one another for any activity occurring prior to January 6, 1995.

     The settlement agreement resolved the following legal proceedings which had been pending between the companies:

          a. AMD/Intel Technology Agreement Arbitration. A 1982 technology exchange agreement between AMD and Intel had been the subject of a dispute which was submitted to arbitration through the Superior Court of Santa Clara County, California. The dispute centered around issues relating to whether Intel breached its agreement with AMD and whether that breach injured AMD, as well as the remedies available to AMD for such a breach. In February 1992, the arbitrator awarded AMD several remedies, including the following: monetary damages and interest, a permanent, royalty-free, nonexclusive, nontransferable worldwide right to all Intel copyrights, patents, trade secrets and mask work rights, if any, contained in the then-current version of AMD's Am386 family of microprocessors; and a two-year extension, until December 31, 1997, of the copyright and patent rights granted to AMD under a 1976 Cross License Agreement between AMD and Intel, insofar as those rights concern the Am386 microprocessor family. Intel appealed the decision as it related to the technology award. Ultimately a judgment on the award was entered in the Corporation's favor, and the judgment was affirmed by the California Supreme Court. Pursuant to the settlement, Intel will pay AMD $18 million in damages and interest pursuant to the arbitrator's award and will drop further appeals of the judgment.

          b. 287 Microcode Litigation. (Case No. C-90-20237, N.D. Cal.) On April 23, 1990, Intel filed an action against the Corporation in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the Corporation's 80C287, a math coprocessor designed to function with the 80286. Intel's suit alleged several causes of action, including infringement of Intel copyright on the Intel microcode used in its 287 math coprocessor, mask work infringement, unfair competition by means of false advertising and unauthorized copying of the Intel 287 microcode by the third party developer of the AMD 80C287. Pursuant to the settlement, AMD will have a fully paid-up, non-exclusive, world-wide, royalty-free, perpetual license to the
microcode in the Intel287 microprocessor product family.   A stipulation of
dismissal was filed January 26, 1995 and all claims, counterclaims and defenses arising out of this action were dismissed with prejudice.

          c. 386 Microcode Litigation. (Case No. A-91-CA-800, W.D. Tex. and Case No.C-92-20039, N.D. Cal.) On October 9, 1991, Intel filed an action against the Corporation in the U.S. District Court for the Western District of Texas (Case No. A-91-CA-800, W.D. Tex.), This action was transferred to the U.S. District Court, Northern District of California (Case No. C-92-20039, N.D. Cal.).

          In this action, Intel claimed copyright infringement of what Intel described as: (1) its 386 microprocessor microcode program and revised programs,
(2) a "control program" stored in a 386 microprocessor programmable logic array and (3) Intel In-Circuit Emulation (ICE) microcode. The complaint sought damages and injunctive relief arising out of the Corporation's development, manufacture and sale of its Am386 microprocessors and sought a declaratory judgment concerning two license agreements between the companies, including a claim for a declaratory judgment that AMD's license rights to Intel's microcodes would expire on December 31, 1995, and that AMD would no longer be able sell product containing Intel microcode after that date. Pursuant to the settlement, AMD will have a fully paid-up, non-exclusive, world-wide, royalty-free, perpetual license to the microcode in the Intel386 microprocessor product
family.   A stipulation of dismissal was filed January 20, 1995 and all claims, counterclaims and defenses arising out of this action were dismissed with prejudice.

          d. 486 Microcode Litigation. (Case No. C-93-20301 PVT, N.D. Cal.) On April 28, 1993, Intel filed an action against AMD in the U.S. District Court, Northern District of California, seeking an injunction and damages with respect to the Corporation's Am486 microprocessor. The suit alleged several causes of action, including infringement of various Intel copyrighted computer programs. Intel sought damages and injunctive relief based on the following claims: (1) AMD's alleged copying and distribution of 486

"Processor Microcode Programs" and "Control Programs"; and (2) AMD's alleged copying of 486 "Processor Microcode" as an intermediate step in creating proprietary microcodes for the AMD version of the 486. Intel also sought a declaratory judgment that (1) AMD had induced third-party copyright infringement through encouraging third parties to import Am486-based products ; (2) AMD's license rights to Intel microcode would expire as of December 31, 1995, and AMD could no longer sell any products containing Intel microcode after that date ;
(3) AMD's license rights to Intel microcodes would not extend to In-Circuit Emulation (ICE) microcode ("ICE Claim"); and (4) AMD would not be licensed to authorize third party foundries to copy the Intel microcode. Intel also sought damages and injunctive relief based on AMD's alleged copying and distribution of Intel's "386 Processor Microcode Program" in AMD's 486 microprocessor.

          Pursuant to the settlement, the parties agreed to dismiss all claims, counterclaims and defenses raised in this action with the exception of the ICE Claim. AMD consented to the entry of a permanent injunction prohibiting its distribution of 486 products containing the ICE microcode after January 15, 1995 and agreed to pay $58 million to Intel for past damages relating to the ICE
Claim.   AMD will have a fully paid-up, non-exclusive, world-wide, royalty-free, perpetual license to the microcode in the Intel486 microprocessor product family, excluding the 486 ICE microcode. AMD will have the right to use outside foundries to produce Am486 microprocessors containing Intel microcode for up to 20 percent of its annual total unit shipments of Am486 microprocessors. The parties have filed with the court a stipulation for the dismissal with prejudice for this action and the entry of a permanent injunction relating to the ICE Claim. The Corporation anticipates that the dismissal and the permanent injunction will be entered by the court in accordance with the stipulation.

          e. Antitrust Case Against Intel. On August 28, 1991, the Corporation filed an antitrust complaint against Intel in the U.S. District Court for the Northern District of California (Case No. C-91-20541-JW-EAI), alleging that Intel engaged in a series of unlawful acts designed to secure and maintain a monopoly in iAPX microprocessor chips. The complaint alleged that Intel illegally coerced customers to purchase Intel chips through selective allocations of Intel products and tying availability of the Intel 80386 to purchases of other products from Intel, and that Intel filed baseless lawsuits against AMD in order to eliminate AMD as a competitor and to intimidate AMD customers. The complaint requested significant monetary damages, and an injunction requiring Intel to license the 80386 and 80486 to AMD, or other
appropriate relief.   Pursuant to the settlement, a stipulation of dismissal was filed January 20, 1995 and all claims, counterclaims and defenses arising out of this action were dismissed with prejudice.

          f. Business Interference Case Against Intel. On November 12, 1992, the Corporation filed a proceeding against Intel in the Superior Court of Santa Clara County, California (Civil Case No. 726343), for tortious interference with prospective economic advantage, violation of California's Unfair Competition Act, breach of contract and declaratory relief arising out of Intel's efforts to require AMD's customers to pay to Intel patent royalties if they purchased 386 and 486 microprocessors from AMD. The patent involved, referred to as the Crawford '338 patent, covered various aspects of how the Intel 386 microprocessor, the Intel 486 microprocessor and future X86 processors manage memory and how these microprocessors generate memory pages and page tables when combined with external memory and multi-tasking software such as Microsoft Windows(TM), OS/2(R) or UNIX(R). The action was removed to the Federal District Court (Case No. C-92-20789, (N.D. Cal.) where AMD amended its complaint to include causes of action for violation of the Lanham Act and a declaration of patent invalidity and unenforceability. The complaint alleged that Intel was demanding royalties for the use of the Intel patents from the Corporation's customers, without informing the Corporation's customers that the Corporation's license arrangement with Intel protected the Corporation's customers from an Intel patent infringement lawsuit. No royalties for the license were charged to customers who purchased these microprocessors from Intel. Intel filed a counterclaim against AMD for inducing infringement of the Crawford '338 patent by computer manufacturers and others. This case was stayed pending resolution of the International Trade Commission Proceeding, discussed below. Pursuant to the settlement, AMD and its customers will have a license for the Crawford '338 patent. A stipulation of dismissal was filed January 19, 1995 and all claims, counterclaims and defenses arising out of this action were dismissed with prejudice.

          g. International Trade Commission Proceeding. The United States International Trade Commission Proceeding (the "ITC Proceeding") (Investigation No. 337-TA-352) was filed by Intel on May 7, 1993, against two respondents, Twinhead International and its U.S. subsidiary, Twinhead Corporation. Twinhead is a Taiwan-based manufacturer which is a customer of both AMD and Intel. Twinhead purchases microprocessors from AMD and Intel, and incorporates these microprocessors into computers sold by Twinhead. Intel claimed that the respondents induce computer end-users to infringe the Crawford '338 patent when the computers containing AMD microprocessors are used with multi-tasking software such as Windows, UNIX or OS/2. Intel was seeking a permanent exclusion order from entry into the United States of certain Twinhead personal computers and an order directing Twinhead to cease and desist from demonstrating, testing or otherwise using such computers in the United States. AMD intervened in the ITC Proceeding as a real party in interest. Pursuant to the settlement AMD and its customers will have a license under the Crawford '338 patent, which, insofar as AMD and its products are concerned, eliminates the basis on which Intel sought relief against the respondents in the ITC Proceeding.

          3. In Re AMD Securities Litigation. Between September 8 and September 10, 1993, five class actions were filed, purportedly on behalf of purchasers of the Corporation's stock, alleging that the Corporation and various of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ((S))((S)) 78j(b) and 78t(a), respectively, and Rule 10b-5 promulgated thereunder, 17 C.F.R. ((S)) 240.10b-5, by issuing allegedly false and misleading statements about the Corporation's development of its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. Some or all of the complaints alleged that the Corporation's conduct also constituted fraud, negligent misrepresentations and violations of the California Corporations Code.

          The class actions have been settled and dismissed with prejudice. The cost of the settlements was $34 million, which was recorded in 1994.

          4. George A. Bilunka, et al. v. Sanders, et al. (Case No. 93-20727JW, N.D. Cal.) On September 30, 1993, an AMD shareholder, George A. Bilunka, purported to commence an action derivatively on the Corporation's behalf against all of the Corporation's directors and certain of the Corporation's officers. The Corporation was named as a nominal defendant. This purported derivative action essentially alleged that the individual defendants breached their fiduciary duties to the Corporation by causing, or permitting, the Corporation to make allegedly false and misleading statements (described in

In re AMD Securities Litigation above) about the Corporation's development of
- - -------------------------------
its 486SX personal computer microprocessor products, and the extent to which that development process included access to Intel's 386 microcode. This action alleged that a pre-suit demand on the Corporation's Board of Directors would have been futile because of alleged director involvement. Damages were sought against the individual defendants in an unspecified amount.

          By order of the Court, this case was consolidated for settlement purposes with the securities class actions discussed above. The parties settled this case for $2.25 million, payable to the Corporation by the Corporation's directors and officers liability insurance carrier net of legal fees of derivative plaintiff's counsel and other miscellaneous costs.

The net payment to the Corporation will be approximately $1 million. The derivative action has been dismissed with prejudice.

         5.  SEC Investigation.  The Securities and Exchange Commission
("SEC") has notified the Corporation that it is conducting an informal investigation of the Corporation regarding the Corporation's disclosures about the development of its Am486SX products. The investigation involves, among other things, the disclosures that were the subject of the securities class action and derivative suit described in Item 3, Numbers 3 and 4, above. The Corporation is cooperating fully with the SEC's requests for information. The investigation is, however, in a preliminary stage and no assurance can be given that the SEC will not bring an action against the Corporation or any of its employees. There can also be no assurance that any action taken by the SEC arising from its investigation will not have a significant adverse effect on the Corporation.

         6. Other Matters. The Corporation is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                           Held
Name                        Age       Position                                                             Since
- - ----                        ---       --------                                                             -----
W. J. Sanders III           58        Chairman of the Board and Chief Executive Officer.                   1969

Richard Previte             60        Director, President and Chief Operating Officer.                     1989
                                      Mr. Previte became Chief Operating Officer in 1989
                                      and President in 1990.  Mr. Previte was Chief Financial
                                      Officer and Treasurer from 1969 to 1989.

Marvin D. Burkett           52        Senior Vice President, Chief Administrative Officer,                 1989
                                      Chief Financial Officer and Treasurer.  Mr. Burkett was
                                      Controller from 1972 until 1989.

Larry R. Carter*            51        Vice President and Corporate Controller. Mr. Carter was,             1992
                                      from August 1989 until June 1992, Chief Financial Officer
                                      of VLSI Technology, Inc. and prior to that he was Vice
                                      President and Controller, MOS Group, at Motorola, Inc.

Eugene D. Conner            51        Senior Vice President, Operations.  Mr. Conner joined the            1987
                                      Corporation in 1969, and was elected an executive officer
                                      in 1981.

Stanley Winvick             55        Senior Vice President, Human Resources.                              1980

Stephen J. Zelencik         60        Senior Vice President and Chief Marketing Executive.                 1979
                                      Mr. Zelencik joined the Corporation in 1970.

                                                                                                           Held
Name                       Age        Position                                                             Since
- - ----                       ---        --------                                                             -----
Thomas M. McCoy             44        Vice President, General Counsel and Secretary. Prior to              1995
                                      joining the Corporation, Mr. McCoy was with the law firm
                                      of O'Melveny and Myers where he had been a partner
                                      since 1985.

______________
* Mr. Carter left the Corporation's employ following the end of the fiscal year.

There is no family relationship between any executive officers of the Corporation.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The information regarding market price range, dividend information and number of holders of Common Stock of AMD appearing under the caption "Supplemental Financial Data" on page 26 of the Corporation's 1994 Annual Report to Stockholders is incorporated herein by reference.

     In February 1990, the Corporation adopted a shareholder rights plan. In accordance with this plan, the Corporation paid a dividend of one preferred stock purchase right on each outstanding share of Common Stock pursuant to a Rights Agreement. Each right entitles the registered holder to purchase from the Corporation one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, for a price of $65.00, subject to adjustment. The rights are redeemable by the Corporation and expire on December 31, 2000. At a meeting on February 16, 1995, the Board of Directors authorized and directed a committee of its members to cause the Corporation to redeem the preferred stock purchase rights at a time to be determined by the committee, subject to the right of the committee to request that the Board reconsider its action should a change in circumstances occur. No decision concerning the date of the planned redemption has been announced by the Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

     The information regarding selected financial data for the fiscal years 1990 through 1994 under the caption "Financial Summary" on page 27 of the Corporation's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 through 10 of the Corporation's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     AMD's consolidated financial statements at December 26, 1993, and December 25, 1994 and for each of the three fiscal years in the period ended December 25, 1994, and the report of independent auditors thereon, and the unaudited quarterly financial data of AMD for the two-year period ended December 25, 1994, on pages 11 through 26 of the Corporation's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing at the end of Part I under the caption "Executive Officers of the Registrant" and under the captions "Proposal No. 1-Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Corporation's Proxy Statement to be mailed to Stockholders on approximately March 31, 1995, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the paragraphs entitled "Directors Fees and Expenses" under the caption "Committees and Meetings of the Board of Directors," and the information under the captions "Executive Compensation" (not including the performance graph), "Material Compensation Agreements," "Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Proxy Statement to be mailed to Stockholders on approximately March 31, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions "Principal Stockholders" and "Stock Ownership Table" in the Corporation's Proxy Statement to be mailed to Stockholders on approximately March 31, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Transactions with Management" in the Corporation's Proxy Statement to be mailed to Stockholders on approximately March 31, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.  FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statements:

                                                                              PAGE REFERENCES
                                                                         ------------------------
                                                                                     1994 ANNUAL
                                                                           FORM       REPORT TO
                                                                           10-K      STOCKHOLDERS
                                                                         --------   -------------
Report of Ernst & Young LLP, Independent Auditors                             --            25
Consolidated Statements of Income for each of the three
  fiscal years in the period ended December 25, 1994                          --            11
Consolidated Balance Sheets at December 26, 1993 and
 December 25, 1994                                                            --            12
Consolidated Statements of Cash Flows for each of the three
 fiscal years in the period ended December 25, 1994                           --            13
Notes to consolidated financial statements                                    --            14
Supplementary financial data:
 Fiscal years 1993 and 1994 by quarter (unaudited)                            --            26

2.  FINANCIAL STATEMENT SCHEDULES

 The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statement
Schedules:

                                                                              PAGE REFERENCES
                                                                         ------------------------
                                                                                     1994 ANNUAL
                                                                          FORM        REPORT TO
                                                                          10-K       STOCKHOLDERS
                                                                         --------   -------------
VIII  Valuation and qualifying accounts                                     F-3             --

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto. With the exception of the information incorporated by reference into Parts I, II and IV of this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

3.  EXHIBITS

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. The following is a list of such Exhibits:

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
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

  3.4        By-Laws, as amended, filed as Exhibit 4.5 to the Corporation's
             Registration Statement on Form S-3 (Registration No. 33-57653), are hereby incorporated by reference.

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

*10.1 AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.2 AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
*10.3        AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.4        AMD 1980 Stock Appreciation Rights Plan, as amended, filed as
             Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.5        AMD 1986 Stock Appreciation Rights Plan, as amended, filed as
             Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.6 MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

*10.7        MMI 1981 Incentive Stock Option Plan, as amended, filed as Exhibit
             10.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.8        Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 29, 1991, are hereby incorporated by reference.

*10.9        Form of Limited Stock Appreciation Rights Agreement, filed as
             Exhibit 4.11 to the Corporation's Registration Statement on Form S-
             8 (No. 33-26266), is hereby incorporated by reference.

*10.10       AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit
             10.10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 29, 1991, is hereby incorporated by reference.

*10.12 Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

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

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
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

*10.16       Executive Bonus Plan, as amended.

*10.17(a)    Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as Exhibit 10.17 for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

*10.17(b)    Letter Agreement between the Corporation and Anthony B. Holbrook dated August 24, 1994.

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

 10.21 License Agreement with Western Electric Company, Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended 1979, is hereby incorporated by reference.

 10.22       Intellectual Property Agreements with Intel Corporation, filed as
             Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

 10.23       Award of Arbitrator in Case No. 626879 between the Corporation and
             Intel Corporation, filed as Exhibit 28.2 on Form 8-K dated February
             24, 1992, is hereby incorporated by reference.

*10.24 Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 27, 1987, is hereby incorporated by reference.

 10.25       Agreement and Plan of Reorganization between Monolithic Memories
             Inc., the Corporation and Advanced Micro Devices Merger
             Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-15015), dated June
             25, 1987, is hereby incorporated by reference.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
*10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

**10.27(a)   Joint Venture Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(a) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(b)   Technology Cross-License Agreement between the Corporation and
             Fujitsu Limited, filed as Exhibit 10.27(b) to the Corporation's
             Amendment No. 1 to its Annual Report on Form 10K/A for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.27(c)   AMD Investment Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(c) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(d)   Fujitsu Investment Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(d) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(e)   Joint Venture License Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(e) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(f)   Joint Development Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(f) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

  10.28      Credit Agreement dated as of September 21, 1994, among the
             Corporation, Bank of America National Trust and Savings Association as Agent, The First National Bank of Boston as Co-Agent, filed as
             Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended September 25, 1994, is hereby incorporated by reference.

  10.29(a)   Amended and Restated Guaranty dated as of December 17, 1993, by the
             Corporation in favor of CIBC Inc.

  10.29(b)   First Amendment to Amended and Restated Guaranty, dated September
             21, 1994, by and between the Corporation and CIBC Inc.

  10.29(c)   Building Lease by and between CIBC Inc. and AMD International Sales
             & Service, Ltd. dated as of September 22, 1992, filed as Exhibit
             10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
  10.29(d)   First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
             filed as Exhibit 10.28(c) to the Corporation's Annual Report on
             Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

  10.29(e) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

  10.29(f)   Land Lease by and between CIBC Inc. and AMD International Sales &
             Service, Ltd. dated as of September 22, 1992, filed as Exhibit
             10.28(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

  10.29(g) First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(e) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

  10.29(h) Second Amendment to Land Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

 *10.30      Executive Savings Plan, as amended.

 *10.31      Form of Split Dollar Agreement, as amended.

 *10.32      Form of Collateral Security Assignment Agreement, filed as Exhibit
             10.32 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

 *10.33 Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

 *10.34 1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to the Corporation's Registration on Form S-8 (No. 33-46577), is hereby incorporated by reference.

***10.35     Compaq Computer Corporation/AMD, Inc. Agreement.

***10.36     Foundry Agreement between the Corporation and Digital Equipment
             Corporation.

***10.37     Foundry Agreement between the Corporation and Taiwan Semiconductor
             Manufacturing Corporation, Ltd.

  *10.38 Form of Indemnification Agreements with current officers and directors of the Corporation.

   10.39     Term Loan Agreement dated as of January 5, 1995, among the
             Corporation, ABN AMRO Bank, N.V. as Administrative Agent, and ABN
             AMRO Bank N.V. and CIBC Inc., as Co-Arrangers.

   11        Statement re computation of per share earnings.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
- - ------       -----------------------
  13.        Selected portions of 1994 Annual Report to Stockholders, which has been incorporated by reference into Parts I, II and IV of this annual report. To the extent filed, refer to the front page hereinabove.

  21.        List of AMD subsidiaries.

  23. Consent of Ernst & Young LLP, Independent Auditors, refer to page F-2 herein.

  24.        Power of Attorney.

  27.1       Financial Data Schedule

  99.1       Findings of Fact and Conclusions of Law following "ICE" module of trial dated October 7, 1994, in Intel v. AMD, Inc., Case No. C-93-
                                             ------------------
             20301 PVT United States District Court, Northern District of
             California, San Jose Division, filed as Exhibit 99.1 to the
             Corporation's Quarterly Report in Form 10-Q, for the period ended
             September 25, 1994, is hereby incorporated by reference.

  99.2       Stipulated Preliminary Injunction dated October 31, 1994, in Intel
             Corporation v. AMD, Inc., Case No. C-93-20301 PVT United States
             ------------------------
             District Court, Northern District of California, San Jose Division,
             filed as Exhibit 99.2 to the Corporation's Quarterly Report on Form
             10-Q, for the period ended September 25, 1994, is hereby
             incorporated by reference.

     The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

          * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

         ** Confidential treatment has been granted as to certain portions of these Exhibits.

        *** Confidential treatment has been requested as to certain portions of these Exhibits.

(B)  REPORTS ON FORM 8-K.

1. A current Report on Form 8-K dated December 30, 1994, was filed announcing developments in the AMD/Intel Technology Agreement Arbitration, the settlement of the AMD/Intel Litigations, and the restatement of earnings.

2. A current Report on Form 8-K dated February 10, 1995, was filed announcing that the Convertible Exchangeable Preferred Stock of the Corporation was called for redemption.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED MICRO DEVICES, INC.
                                     Registrant

March 3, 1995

                                     By:/s/  Marvin D. Burkett
                                             Marvin D. Burkett
                                        Senior Vice President, Chief
                                        Administrative Officer; Chief
                                        Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                    DATE
- - --------------------------   -------------------------------   -------------

/s/W. J. SANDERS III*        Chairman of the Board and Chief   March 3, 1995
(W. J. Sanders III)          Executive Officer
                             (Principal Executive Officer)

/s/ANTHONY B. HOLBROOK*      Vice Chairman of the Board        March 3, 1995
(Anthony B. Holbrook)

/s/RICHARD PREVITE*          Director, President and Chief     March 3, 1995
(Richard Previte)            Operating Officer

/s/FRIEDRICH BAUR*           Director                          March 3, 1995
(Friedrich Baur)

/s/CHARLES M. BLALACK*       Director                          March 3, 1995
(Charles M. Blalack)

/s/R. GENE BROWN*            Director                          March 3, 1995
(R. Gene Brown)

/s/JOE L. ROBY*              Director                          March 3, 1995
(Joe L. Roby)

/s/LEONARD SILVERMAN*        Director                          March 3, 1995
(Leonard Silverman)

/s/MARVIN D. BURKETT         Senior Vice President,            March 3, 1995
(Marvin D. Burkett)          Chief Administrative Officer;
                             Chief Financial Officer and
                             Treasurer (Principal Accounting
                             and Financial Officer)

* By:/s/MARVIN D. BURKETT
(Marvin D. Burkett, Attorney-in-Fact)

                         ADVANCED MICRO DEVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORTS OF INDEPENDENT AUDITORS

                             ITEM 14(a)(1) AND (2)

          The information under the following captions, which is included in the Corporation's 1994 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:

                                                            PAGE REFERENCES
                                                         ---------------------
                                                                      1994
                                                                     ANNUAL
                                                          FORM      REPORT TO
                                                          10-K    STOCKHOLDERS
                                                         ------   ------------
Report of Ernst & Young LLP, Independent Auditors            --          25
Consolidated Statements of Income for each of
 the three fiscal years in the period ended
 December 25, 1994                                           --          11
Consolidated Balance Sheets at December 26, 1993
 and December 25, 1994                                       --          12
Consolidated Statements of Cash Flows for each of
 the three fiscal years in the period ended
 December 25, 1994                                           --          13
Notes to consolidated financial statements                   --          14
Supplementary financial data:
Fiscal years 1993 and 1994 by quarter (unaudited)            --          26

Schedules for each of the three fiscal years in the
 period ended December 25, 1994:
VIII Valuation and qualifying accounts                       F-3         --

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto. With the exception of the information incorporated by reference into Parts I, II and IV of this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                       F1

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc. of our report dated January 5, 1995, except for the first paragraph of Note 14, as to which the date is January 11, 1995;
the fourth paragraph of Note 5, as to which the date is February 10, 1995;
and the fourth paragraph of Note 6, as to which the date is February 16, 1995, included in the 1994 Annual Report to Stockholders of Advanced Micro Devices, Inc.

Our audits also included the financial statement schedule of Advanced Micro Devices, Inc. listed in Item 14(a). This schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-12011) pertaining to Depositary Convertible Exchangeable Preferred Shares, in the Registration Statement on Form S-4 (No. 33-15015) pertaining to shares issued in connection with the acquisition of Monolithic Memories, Inc. (MMI), in the Registration Statement on Form S-8 (No. 33-16060) pertaining to options granted under the MMI stock option plans, in the Registration Statement on Form S-8 (No. 33-16095) pertaining to the 1987 Restricted Stock Award Plan of Advanced Micro Devices, Inc., in the Registration Statement on Form S-8 (No. 33-39747) pertaining to the 1991 Stock Purchase Plan of Advanced Micro Devices, Inc., in the Registration Statements on Form S-8 (Nos. 2-70376, 2-80148, 2-93392, 33-10319, 33-26266, 33-36596 and 33-46578)
pertaining to the Stock Option and Stock Appreciation Rights Plans of the Corporation, in the Registration Statements on Form S-8 (Nos. 33-46577 and 33-55107) pertaining to the 1992 Stock Incentive Plan of Advanced Micro Devices, Inc., in the Registration Statement on Form S-3 (No. 33-52943) pertaining to up to $400,000,000 in the aggregate of debt securities, preferred stock, depositary shares evidencing fractions of preferred shares, common stock and warrants to purchase common stock and in the Registration Statement on Form S-3 (No. 33-57653) pertaining to the call for redemption of its Convertible Exchangeable Preferred Stock and in the related prospectuses, of our report dated January 5, 1995, except for the first paragraph of Note 14, as to which the date is January 11, 1995; the fourth paragraph of Note 5, as to which the date is February
10, 1995; and the fourth paragraph of Note 6, as to which the date is February 16, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.


                                                 ERNST & YOUNG LLP

March 6, 1995
San Jose, California

                                       F2

Schedule VIII

                         ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

    Years Ended December 27, 1992, December 26, 1993 and December 25, 1994
                                  (Thousands)

                                                   Additions
                                                    Charged
                                   Balance        (Reductions                               Balance
                                  Beginning        Credited)                                End of
                                  of Period      to Operations        Deductions(1)         Period
                                  ---------      -------------        -------------         -------
Allowance for doubtful accounts:

  Years ended:

    December 27, 1992               $6,487           $  986              $(794)             $ 6,679
    December 26, 1993                6,679            1,540               (727)               7,492
    December 25, 1994                7,492            3,723               (896)              10,319
- - -----------

(1)  Accounts (written off) recovered, net.












                                      F3

                         ADVANCED MICRO DEVICES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

Exhibit
Number       Description
- - ------       -----------
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

3.4          By-Laws, as amended, filed as Exhibit 4.5 to the Corporation's
             Registration Statement on Form S-3 (Registration No. 33-57653), are hereby incorporated by reference.

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

*10.1 AMD 1982 Stock Option Plan, as amended , filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.2 AMD 1986 Stock Option Plan, as amended , filed as Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

Exhibit
Number       Description
- - ------       -----------
*10.3        AMD 1992 Stock Incentive Plan, as amended , filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.4        AMD 1980 Stock Appreciation Rights Plan, as amended , filed as
             Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.5 AMD 1986 Stock Appreciation Rights Plan , filed as Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.6 MMI 1975 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

*10.7        MMI 1981 Incentive Stock Option Plan, as amended , filed as Exhibit
             10.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.8        Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 29, 1991, are hereby incorporated by reference.

*10.9        Form of Limited Stock Appreciation Rights Agreement, filed as
             Exhibit 4.11 to the Corporation's Registration Statement on Form S-
             8 (No. 33-26266), is hereby incorporated by reference.

*10.10       AMD 1987 Restricted Stock Award Plan, as amended , filed as Exhibit
             10.10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.11       Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 29, 1991, is hereby incorporated by reference.

*10.12 Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

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

Exhibit
Number       Description
- - ------       -----------
*10.14       Management Continuity Agreement between the Corporation and W. J.
             Sanders III, filed as Exhibit 10.14 to the Corporation's Annual
             Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference .

*10.15 Bonus Agreement between the Corporation and Richard Previte, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

*10.16       Executive Bonus Plan, as amended.

*10.17(a)    Bonus Agreement between the Corporation and Anthony B. Holbrook, filed as Exhibit 10.17 for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

*10.17(b)    Letter Agreement between the Corporation and Anthony B. Holbrook dated August 24, 1994.

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

*10.21 License Agreement with Western Electric Company, Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form
             10-K for fiscal the year ended 1979, is hereby incorporated by reference.

 10.22       Intellectual Property Agreements with Intel Corporation, filed as
             Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

 10.23       Award of Arbitrator in Case No.  626879 between the Corporation and
             Intel Corporation, filed as Exhibit 28.2 on Form 8-K dated February
             24, 1992, is hereby incorporated by reference.

*10.24 Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended
             December 27, 1987, is hereby incorporated by reference.

 10.25       Agreement and Plan of Reorganization between Monolithic Memories
             Inc., the Corporation and Advanced Micro Devices Merger
             Corporation, filed as Annex A to the Corporation's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-15015), dated June
             25, 1987, is hereby incorporated by reference.

Exhibit
Number       Description
- - ------       -----------
*10.26       Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

**10.27(a)   Joint Venture Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(a) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(b)   Technology Cross-License Agreement between the Corporation and
             Fujitsu Limited, filed as Exhibit 10.27(b) to the Corporation's
             Amendment No. 1 to its Annual Report on Form 10K/A for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.27(c)   AMD Investment Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(c) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(d)   Fujitsu Investment Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(d) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(e)   Joint Venture License Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(e) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

**10.27(f)   Joint Development Agreement between the Corporation and Fujitsu
             Limited, filed as Exhibit 10.27(f) to the Corporation's Amendment
             No. 1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.

10.28        Credit Agreement dated as of September 21, 1994, among the
             Corporation, Bank of America National Trust and Savings Association as Agent, The First National Bank of Boston as Co-Agent, filed as
             Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended September 25, 1994, is hereby incorporated by reference.

10.29(a)     Amended and Restated Guaranty dated as of December 17, 1993, by the
             Corporation, in favor of CIBC Inc.

10.29(b)     First Amendment to Amended and Restated Guaranty, dated September
             21, 1994, by and between the Corporation and CIBC Inc.

10.29(c)     Building Lease by and between CIBC Inc. and AMD International Sales
             & Service, Ltd. dated as of September 22, 1992, filed as Exhibit
             10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

Exhibit
Number       Description
- - ------       -----------
10.29(d)     First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
             filed as Exhibit 10.28(c) to the Corporation's Annual Report on
             Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

10.29(e) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

10.29(f)     Land Lease by and between CIBC Inc. and AMD International Sales &
             Service, Ltd. dated as of September 22, 1992, filed as Exhibit
             10.28(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

10.29(g) First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(e) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

10.29(h) Second Amendment to Land Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

*10.30       Executive Savings Plan, as amended.

*10.31       Form of Split Dollar Agreement, as amended.

*10.32       Form of Collateral Security Assignment Agreement, filed as Exhibit
             10.32 to the Corporation's Annual Report on Form 10K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.33 Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

*10.34 1992 United Kingdom Share Option Scheme, Filed as Exhibit 4.2 to the Corporation's Registration on Form S-8 (No. 33-46577), is hereby incorporated by reference.

***10.35     Compaq Computer Corporation/AMD, Inc. Agreement.

***10.36     Foundry Agreement between the Corporation and Digital Equipment
             Corporation.

***10.37     Foundry Agreement between the Corporation and Taiwan Semiconductor
             Manufacturing Corporation, Ltd.

*10.38 Form of Indemnification Agreements with current officers and directors of the Corporation.

10.39        Term Loan Agreement dated as of January 5, 1995, among the
             Corporation, ABN AMRO Bank N.V. as Administrative Agent, and ABN
             AMRO Bank N.V. and CIBC, Inc. as Co-Arrangers.

11.          Statement re computation of per share earnings.


Exhibit
Number       Description
- - ------       -----------
13.          Selected portions of 1994 Annual Report to Stockholders which has been incorporated by reference into Parts I, II and IV of this annual report. To the extent filed, refer to the front page hereinabove.

21.          List of AMD subsidiaries.

23.          Consent of Ernst & Young LLP, Independent Auditors, refer to page
             F-2 hereinabove.

24.          Power of Attorney.

27.1         Financial Data Schedule

99.1         Findings of Fact and Conclusions of Law following "ICE" module of trial dated October 7, 1994, in Intel v. AMD, Inc., Case No.
                                             ------------------
             C-93-20301 PVT United States District Court, Northern District of
             California, San Jose Division, filed as Exhibit 99.1 to the
             Corporation's Quarterly Report in Form 10-Q, for the period ended
             September 25, 1994, is hereby incorporated by reference.

99.2         Stipulated Preliminary Injunction dated October 31, 1994, in Intel
                                                                          -----
             Corporation v. AMD, Inc., Case No. C-93-20301 PVT United States
             ------------------------
             District Court, Northern District of California, San Jose Division,
             filed as Exhibit 99.2 to the Corporation's Quarterly Report on Form
             10-Q, for the period ended September 25, 1994, is hereby
             incorporated by reference.

     The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential treatment has been requested as to certain portions of these Exhibits.