Form 10-Q
period 1995-04-02
ADVANCED MICRO DEVICES INC
filed 1995-04-25
CIK 2488

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 1995
                                    -------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number     1-7882
                      ------------------

                    ADVANCED MICRO DEVICES, INC
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    94-1692300
- ---------------------------------------     ------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                    94088-3453
- ---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----     -----

The number of shares of $0.01 par value common stock outstanding as of April 21, 1995: 103,156,257.

ADVANCED MICRO DEVICES, INC.
- ----------------------------


INDEX
- -----

                                                                            Page No.
                                                                            --------
Part I.       Financial Information
              ---------------------
              Item 1.   Financial Statements

                        Condensed Consolidated Statements of Income--
                          Quarters Ended April 2, 1995
                          and March 27, 1994                                     3

                        Condensed Consolidated Balance Sheets--
                          April 2, 1995 and December 25, 1994                    4

                        Condensed Consolidated Statements of Cash Flows--
                          Quarters Ended April 2, 1995
                          and March 27, 1994                                     5

                        Notes to Condensed Consolidated Financial Statements     6

              Item 2.   Management's Discussion and Analysis of Results of
                          Operations and Financial Condition                     8

Part II.      Other Information
              -----------------

              Item 1.   Legal Proceedings                                       14

              Item 6.   Exhibits and Reports on Form 8-K                        15

              Signature                                                         16
              ---------

I. FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS

                         ADVANCED MICRO DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                         Quarter Ended
                                                  ---------------------------
                                                    April 2,       March 27,
                                                     1995            1994
                                                  -----------     -----------
Net sales                                           $620,096         $513,080

Expenses:
  Cost of sales                                      290,772          230,437
  Research and development                            92,500           68,221
  Marketing, general, and administrative              96,946           92,894
                                                    ---------       ---------
                                                     480,218          391,552
                                                    ---------       ---------
Operating income                                     139,878          121,528

Interest income and other, net                         6,713            4,182
Interest expense                                          (1)            (739)
                                                    ---------       ---------
Income before income taxes and equity in
  joint venture                                      146,590          124,971
Provision for income taxes                            48,375           39,990
                                                    ---------       ---------
Income before equity in joint venture                 98,215           84,981
Equity in net income (loss) of joint venture          (1,414)            (394)
                                                    ---------       ---------
Net income                                            96,801           84,587

Preferred stock dividends                                 10            2,588
                                                    ---------       ---------
Net income applicable to common stockholders        $ 96,791         $ 81,999
                                                    =========       =========

Net income per common share:
  Primary                                           $    .96         $    .85
                                                    =========       =========
  Fully diluted                                     $    .91         $    .82
                                                    =========       =========
Shares used in per share calculation:
  Primary                                            101,012           96,233
                                                    =========       =========
  Fully diluted                                      106,717          103,670
                                                    =========       =========

See accompanying notes

                         ADVANCED MICRO DEVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                                                         April 2,           December 25,
                                                                          1995                 1994
                                                                        (Unaudited)          (Audited)
                                                                      --------------       --------------
Assets
- ------
Current assets:
  Cash and cash equivalents                                            $   162,680            $   121,343
  Short-term investments                                                   324,848                256,511
                                                                       -----------            -----------
    Total cash, cash equivalents, and
      short-term investments                                               487,528                377,854
  Accounts receivable, net                                                 339,080                337,107
  Inventories:
    Raw materials                                                           23,445                 21,604
    Work-in-process                                                         70,590                 72,632
    Finished goods                                                          31,227                 34,454
                                                                       -----------            -----------
      Total inventories                                                    125,262                128,690
  Deferred income taxes                                                     98,675                 98,675
  Prepaid expenses and other current assets                                 30,819                 44,293
                                                                       -----------            -----------
    Total current assets                                                 1,081,364                986,619
Property, plant, and equipment, at cost                                  2,646,500              2,464,929
Accumulated depreciation and amortization                               (1,240,494)            (1,200,718)
                                                                       -----------            -----------
    Property, plant, and equipment, net                                  1,406,006              1,264,211
Investment in joint venture                                                140,327                124,588
Other assets                                                                74,314                 70,284
                                                                       -----------            -----------
                                                                       $ 2,702,011            $ 2,445,702
                                                                       ===========            ===========
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Notes payable to banks                                               $    34,104            $    32,459
  Accounts payable                                                         165,437                149,122
  Accrued compensation and benefits                                         82,718                104,526
  Accrued liabilities                                                       79,840                 82,570
  Litigation settlement                                                     20,000                 58,000
  Income tax payable                                                        95,027                 53,795
  Deferred income on shipments to distributors                              90,978                 83,800
  Current portion of long-term debt and capital lease obligations           29,066                 27,895
                                                                       -----------            -----------
    Total current liabilities                                              597,170                592,167

Deferred income taxes                                                       42,518                 42,518
Long-term debt and capital lease obligations, less current portion         219,906                 75,752
Commitments and contingencies                                                    -                      -

Stockholders' equity:
  Capital stock:
    Serial preferred stock, par value                                            -                     34
    Common stock, par value                                                  1,032                    956
  Capital in excess of par value                                           707,258                698,673
  Retained earnings                                                      1,134,127              1,035,602
                                                                       -----------            -----------
    Total stockholders' equity                                           1,842,417              1,735,265
                                                                       -----------            -----------
                                                                       $ 2,702,011            $ 2,445,702
                                                                       ===========            ===========

See accompanying notes

                         ADVANCED MICRO DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Thousands)

                                                                             Quarter Ended
                                                                   -------------------------------
                                                                      April 2,          March 27,
                                                                       1995               1994
                                                                   -------------      ------------
Cash flows from operating activities:
  Net income                                                       $    96,801         $    84,587
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                     57,483              51,076
      Net loss (gain) on sale of property, plant, and equipment            398                (224)
      Write-down of property, plant, and equipment                          27                 338
      Compensation recognized under employee stock plans                 1,079                 372
      Undistributed loss of joint venture                                1,414                 394
      Net increase in deferred income taxes                                  -                  (2)
      Changes in operating assets and liabilities:
        Net increase in receivables, inventories, prepaid
            expenses, and other assets                                  (5,367)            (56,362)
        Increase in income tax payable                                  46,794              35,250
        Net (decrease) increase in payables and accrued liabilities     (1,045)              3,730
        Litigation settlement                                          (20,000)                  -
                                                                   -----------         -----------
Net cash provided by operating activities                              177,584             119,159
                                                                   -----------         -----------

Cash flows from investing activities:
  Purchase of property, plant, and equipment                          (195,990)            (52,761)
  Proceeds from sale of property, plant, and equipment                     583                 241
  Purchase of  held-to-maturity debt securities                       (230,488)           (161,968)
  Maturities of  held-to-maturity debt securities                      162,151             131,461
  Investment in joint venture                                          (18,019)             (6,678)
                                                                   -----------         -----------
Net cash used in investing activities                                 (281,763)            (89,705)
                                                                   -----------         -----------

Cash flows from financing activities:
  Proceeds from borrowings                                             171,509              12,412
  Payments on capital lease obligations and other debt                 (28,731)            (17,994)
  Net proceeds from issuance of stock                                    5,249               2,698
  Redemption of preferred stock                                         (2,501)                  -
  Payments of preferred stock dividends                                    (10)             (2,588)
                                                                   -----------         -----------

Net cash provided by (used in) financing activities                    145,516              (5,472)
                                                                   -----------         -----------

Net increase in cash and cash equivalents                               41,337              23,982
Cash and cash equivalents at beginning of period                       121,343              60,423
                                                                   -----------         -----------

Cash and cash equivalents at end of period                          $  162,680         $    84,405
                                                                   ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the first quarter for:
    Interest (net of amounts capitalized)                          $         -         $         -
                                                                   ===========         ===========
    Income taxes                                                   $     1,668         $     4,749
                                                                   ===========         ===========

  Non-cash financing activities:
    Equipment purchased under capital leases                       $     4,192         $    10,730
                                                                   ===========         ===========
    Conversion of preferred stock to common stock                  $   164,127         $         -
                                                                   ===========         ===========

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

   The company uses a 52 to 53 week fiscal year ending on the Sunday closest to December 31. The quarters ended April 2, 1995 and March 27, 1994 included 14 and 13 weeks, respectively.

   Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the 1995 presentation.

2. On February 10, 1995, the company called all outstanding shares of its preferred stock for redemption on March 13, 1995, at a redemption price of $509.00 per share, plus $7.30 of accrued and unpaid dividends. Prior to the redemption date, 343,427 shares of preferred stock were surrendered for conversion which resulted in the issuance of 6,824,694 shares of the company's common stock. Pursuant to previous arrangements, on March 14, 1995, the company sold 28,518 shares of its common stock to certain institutions and used the proceeds to fund the redemption of 1,435 shares of preferred stock which were not converted.

3. The company announced on April 17, 1995, that the company's preferred stock purchase rights issued in February 1990 to holders of the company's common stock will be redeemed on May 3, 1995, for a redemption price of $.01 per right payable on May 24, 1995, to the holders of the company's common stock as of the redemption date.

4. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of an extensive clean-up and studies of its sites.

5. The effective tax rate used for the first quarters of 1995 and 1994 were 33 percent and 32 percent, respectively. The higher tax provisions in the first quarter of 1995 were primarily due to the higher earnings achieved during the first quarter of 1995.

6. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu AMD Semiconductor Limited (FASL)." AMD's share of FASL is 49.95 percent, and this investment is being accounted for under the equity method. In the first quarter of 1995, the company invested approximately $18 million in FASL. The company's share of FASL's loss was $2.2 million, which was partially offset by income tax savings of approximately $0.8 million.

7. The following is a summary of held-to-maturity securities as of April 2, 1995 (in thousands):

   Cash and cash equivalents
     Certificates of deposit                    $ 20,002
     Security repurchase agreements               56,500
     Other                                        46,340
                                                --------
     Total cash equivalents                      122,842
     Cash                                         39,838
                                                --------
     Total cash and cash equivalents            $162,680
                                                ========

   Short-term investments
     Certificates of deposit                    $150,067
     Corporate notes                              30,358
     Treasury notes                               24,942
     Commercial paper                            119,481
                                                --------
     Total short-term investments               $324,848
                                                ========


       Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

       As of April 2, 1995, included in other assets, the company held $8.3 million of available-for-sale equity securities with fair value of $20.2 million. The net unrealized holding gain on these equity securities is immaterial and therefore included in retained earnings.

8. The primary net income per common share computation is based on the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. Shares used in the per share computations are as follows:

                                       Quarter Ended
                                   ----------------------
                                    April 2,    March 27,
                                      1995        1994
                                   ----------  ----------
                                        (Thousands)
   Primary:
   Common shares outstanding        97,350        92,575
   Employee stock plans              3,662         3,658
                                   -------       -------
                                   101,012        96,233
                                   =======       =======
   Fully diluted:
   Common shares outstanding        97,350        92,575
   Employee stock plans              3,995         4,239
   Preferred stock                   5,372         6,856
                                   -------       -------
                                   106,717       103,670
                                   =======       =======

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
   -------  -----------------------------------------------------------------
            FINANCIAL CONDITION
            -------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 25, 1994.

RESULTS OF OPERATIONS
- ---------------------

Net sales for the first quarter of 1995, rose by 21 percent from the first quarter of 1994. This increase was primarily attributable to growth in Am486(R) microprocessor sales and secondarily due to an increase in flash memory sales. The increase in Am486 microprocessor sales was attributable to unit shipment growth while average selling prices declined due to competitive pressures.
Price declines are anticipated to continue for the remainder of 1995. A significant portion of the company's first quarter revenues, profits, and margins were attributable to Am486 products. The company anticipates that Am486 microprocessor revenues will continue to represent a significant portion of the company's sales, profits, and margins in 1995.

The future outlook for AMD's microprocessor business is highly dependent upon microprocessor market conditions, which are subject to price declines and changes in demand. The company anticipates that any growth in existing and future generation microprocessor products will depend on market demand and the company's ability to meet this demand.

First quarter sales of flash memory devices increased as compared to the same period a year ago primarily due to increased unit shipments. The company plans to meet projected long-term demand for flash memory devices primarily through a manufacturing joint venture, Fujitsu AMD Semiconductor Limited (FASL), which is anticipated to begin volume production in the second half of 1995. During the first quarter of 1995, the company began purchasing flash memory products from FASL. Neither the amount of product purchased from FASL, nor the impact of the company's share of FASL's operating results was material for the first quarter of 1995.

For the first quarter of 1995, EPROM sales decreased as compared to the first quarter of 1994 mainly because of pricing pressures caused by increased competition. Sales of programmable logic devices (PLDs) in the first quarter of 1995 increased from the same quarter in 1994 due to increased unit shipments. Revenues of communication products for the first quarter of 1995 increased as compared to the same quarter a year ago primarily due to growth in Ethernet products.

Domestic and international sales increased during the first quarter of 1995. Sales to international customers as a percentage of sales for the first quarter of 1995 and 1994 were 58 percent and 55 percent, respectively.

The first quarter of 1995 included an additional week as compared to the same period of 1994 which was a 13 week-quarter. The impact of the additional week was immaterial to the results of operations of the company.


Am486 is a registered trademark of Advanced Micro Devices, Inc.

Cost of sales of $290.8 million for the first quarter of 1995 contributed to a gross margin of 53 percent as compared to a gross margin of 55 percent in the first quarter of 1994. The decrease in gross margins in the first quarter of 1995 was primarily attributable to pricing pressures, particularly with respect to Am486 microprocessor products. These pricing pressures are expected to continue through 1995. Gross margin is also anticipated to decline due to products received from FASL, which are expected to be purchased at higher costs compared to similar products manufactured internally. The impact of gross margin declines caused by purchases of products from FASL may be offset by the company's share of income that may be generated by FASL, which is included in net income under the equity method of accounting.

Research and development expenses increased in the first quarter of 1995 from the same quarter last year. These increases were primarily due to higher Fab 25 spending and secondarily due to increased microprocessor development cost. The company anticipates that this trend will continue for the remainder of 1995.

Marketing, general, and administrative expenses grew slightly in the first quarter of 1995 from the first quarter of 1994. These increases were primarily due to increased corporate advertising expenses.

Operating expenses as a percentage of sales increased in the first quarter of 1995 compared to the same quarter last year. Operating expenses as a percentage of sales are anticipated to rise during the remainder of 1995, primarily due to start-up costs and commencement of depreciation expenses (in the third quarter of 1995) related to Fab 25, purchases of products from FASL, and pricing pressures, particularly with respect to Am486 microprocessor products.

On January 11, 1995, the company and Intel Corporation reached an agreement to settle all previously outstanding legal disputes between the two companies. Pursuant to the settlement: (1) AMD has a fully paid-up, nonexclusive, worldwide, royalty-free, perpetual license to copy and distribute the microcode and control code in the Intel287(TM), Intel386(TM), and Intel486(TM) microprocessor product families. (2) AMD agreed that it has no right to copy any other Intel microcode, including the Pentium(TM) Processor microcode, the P6(TM) microcode, and the 486 ICE (in-circuit emulation) microcode. (3) The companies agreed to negotiate a new patent cross-license agreement to become effective January 1, 1996. (4) AMD agreed to pay Intel $58 million in settlement of claims for past damages related to AMD's distribution of Am486 microprocessors containing Intel's 486 ICE microcode. (5) Intel and AMD dropped all cases pending against each other in the courts, including appeals. (6) AMD has the right to use foundries for Am486 products containing Intel microcode for up to 20 percent of the company's annual total unit shipments of Am486 microprocessors. (7) AMD and its customers have a license for Intel's "Crawford '338" patent, covering memory management. (8) The two companies agreed not to initiate legal action against one another for any activity occurring prior to January 6, 1995. During January, 1995, approximately $18 million in damages, including interest, which Intel was ordered to pay to AMD in a 1992 arbitration, was offset against the $58 million settlement amount and the company paid $20 million of the settlement amount in cash. The $20 million balance is payable upon execution of the new patent cross-license agreement. The company recorded both AMD's settlement obligation to Intel and Intel's arbitration award obligation to AMD in 1994.

Interest income and other, net increased in the first quarter of 1995 compared to the corresponding quarter a year ago due to increased cash available for investment. Interest expense decreased in the first quarter of 1995 from the same period of 1994 due to higher capitalized interest resulting from Fab 25 capital spending.

The income tax rate increased to 33 percent in the first quarter of 1994 from 32 percent in the corresponding quarter of 1994. The higher tax provisions in the first quarter of 1995 were primarily due to the higher earnings achieved during the first quarter of 1995. The company anticipates that the income tax rate will be approximately 33 percent in 1995.

The company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the company's foreign net monetary asset position. In the first quarter of 1995, these hedging transactions were denominated in lira, yen, French franc, deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The company believes its foreign exchange contracts do not subject the company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of April 2, 1995, the company had approximately $56.7 million (notional amount) of foreign exchange forward contracts.

In the first quarter of 1995, approximately 19 percent of the company's net sales were denominated in foreign currencies. The company does not have sales denominated in local currencies in those countries which have highly inflationary economies. The impact on the company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the company's interest rate obligation from a floating rate to a fixed rate basis. At the end of the first quarter of 1995, the net outstanding notional amount of interest rate swaps was $40 million, which will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

The company primarily addresses market risk by participating as an end-user in various derivative markets to manage its exposure to interest and foreign currency exchange rate fluctuations. The counterparties to the company's foreign exchange forward contracts, foreign currency options, and interest rate swaps consist of a number of major high credit quality international financial institutions. The company does not believe that there is significant risk of nonperformance by these counterparties because the company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one financial institution.

FINANCIAL CONDITION
- -------------------

Cash, cash equivalents, and short-term cash investments increased by $109.7 million from the end of 1994 to the first quarter of 1995. This increase was primarily attributable to a $150 million term loan obtained in January of 1995 and secondarily due to cash generated by higher sales. This increase was partially offset by investments in property, plant and equipment to expand manufacturing capacity primarily related to Fab 25 and cash payments made for the Intel litigation settlement. The company plans to continue to make significant capital investments throughout 1995.

Working capital increased by $89.7 million from $394.5 million at the end of 1994 to $484.2 million in the first quarter of 1995. This increase was primarily due to higher cash, cash equivalents, and short-term investments.

In 1993, the company began construction of its 700,000 square-foot submicron semiconductor manufacturing complex in Austin, Texas. Known as Fab 25, the new facility is expected to cost approximately $1.3 billion when fully equipped. Construction and initial equipment installation are expected to cost approximately $800 million through 1995 of which approximately $550 million was incurred through the first quarter of 1995. Volume production is currently scheduled to begin in late 1995.

The company and Fujitsu Limited, through their joint venture (FASL), are operating a wafer fabrication facility in Aizu-Wakamatsu, Japan, which is expected to ultimately cost $800 million. Each company is obligated to contribute equally toward funding and supporting FASL. AMD is expected to contribute approximately half of its share of funding in cash and may be required to guarantee third-party loans made to FASL for the remaining half. To the extent debt cannot be secured by FASL, AMD is required to contribute its portion in cash. The company is also required under the terms of the joint venture to contribute approximately one-half of any additional amounts as may be necessary to sustain FASL's operations. At the end of the first quarter of 1995, the company's total cash investment in FASL was $160.4 million as compared to $142.3 million at the end of 1994. No additional cash investment is currently planned for the remainder of 1995. The FASL costs are denominated in yen and therefore, are subject to change due to fluctuations in foreign exchange rates. The company has previously entered into short-term foreign currency options to hedge certain firm commitments relating to the company's FASL investment. Given that no additional cash investment is planned for 1995, the company did not hold any foreign currency options as of the end of the first quarter of 1995. Volume production is presently expected to begin in the second half of 1995.

As of the end of the first quarter of 1995, the company had the following financing arrangements: unsecured committed bank lines of credit of $250 million, unutilized; long-term secured equipment lease lines of $125 million, of which $111 million were utilized; short-term, unsecured uncommitted bank credit in the amount of $128 million, of which $34 million was utilized; and an outstanding $150 million four-year term loan.

The company's current capital plan and requirements are based on various product-mix, selling-price and unit-demand assumptions and are, therefore, subject to revision due to future market conditions.

On May 25, 1994, the Securities and Exchange Commission declared effective the company's shelf registration statement covering up to $400 million of its securities, which may be either debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock, or any combination of the foregoing which the company may offer from time to time in the future. To date, the company has not offered or sold any securities registered under the $400 million registration statement. The nature and terms of the securities will be established at the time of their sale. The company may offer the securities through underwriters to be named in the future, through agents or otherwise. It is presently expected that the net proceeds of any offering would be used for general corporate purposes including but not limited to the reduction of outstanding indebtedness, working capital increases and capital expenditures.

On February 10, 1995, the company called for redemption, on March 13, 1995 (the "Redemption Date"), all outstanding shares of its $30.00 Convertible Exchangeable Preferred Shares ("Preferred Shares") and, pursuant to the provisions of the Deposit Agreement between the company and The First National Bank of Boston, as Depositary, the Depositary called for redemption, on the Redemption Date, all of the outstanding shares of the company's Depositary Convertible Exchangeable Preferred Shares (the

"Depositary Shares"), each of which represented 1/10th of a Preferred Share. The redemption price per Depositary Share was $50.90 plus $0.73 of accrued and unpaid dividends from December 15, 1994, to the Redemption Date.

Each group of ten Depositary Shares, representing one whole share of Preferred Stock, was convertible into 19.873 shares of common stock of the company at any time prior to 5:00 P.M. eastern time on the Redemption Date. A total of 3,434,270 Depositary Shares were properly surrendered for conversion, resulting in the issuance of 6,824,694 shares of the company's common stock. A total of 14,350 Depositary Shares were redeemed.

The company had arranged for Dondaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc (the "Purchasers") to purchase directly from the company up to such whole number of shares of common stock as would have been issuable upon conversion of any Depositary Shares not surrendered for conversion. Pursuant to these arrangements, on March 14, 1995, the company sold 28,518 shares of its common stock to the Purchasers and used the proceeds to fund the redemption of the Depositary Shares which were not surrendered for conversion.

The company believes that cash flows from operations and current cash balances, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital investments, and research and development projects currently planned for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- ----------------------------------------------------------------------------

The semiconductor industry is generally characterized by a highly competitive and rapidly changing environment in which operating results are often subject to the effects of new product introductions, manufacturing technology innovations, rapid fluctuations in product demand, the availability of manufacturing capacity, and the ability to secure and maintain intellectual property rights. While the company attempts to identify and respond to rapidly changing events and conditions as soon as possible, the anticipation of and reaction to such events are an ongoing challenge.

The company believes that its future results of operations and financial condition could be impacted by any of the following factors: market acceptance and timing of new products; continued market acceptance of personal computer industry standards applicable to the company's products; trends in the personal computer marketplace; capacity constraints; intense price competition; interruption in procuring needed manufacturing materials; and changes in domestic and international economic conditions.

The company's microprocessor products, and more specifically the company's current generation of 486 microprocessors, have significantly contributed, and are expected to significantly contribute in 1995 to the company's revenues, margins and profits. The company's 486 microprocessors are re-engineered versions of 486 microprocessors originally developed by Intel, and contain and use, under license with Intel, its 486 microcode. The company's next generation K86 RISC SUPERSCALAR(TM) products are being designed to be Microsoft(R) Windows(R)-compatible and compete with Intel's post-486 generations of X86 microprocessors, including the Pentium and the P6. The company's K86 products will not be re-engineered versions of microprocessors developed by Intel, and pursuant to the litigation settlement agreement with Intel the company does not have the right to use Intel microcodes in AMD product generations following the
486. Volume production of the initial K86 products, known as K-5, had been scheduled to begin in the second half of 1995. Volume production is now anticipated to begin in the first half of 1996. There can be no assurance that the company will be able to introduce its K86 products in a timely manner to meet competition, that these microprocessors will not face severe price competition, or that superior competitive products will not be introduced. There can be no assurance that the K86 products will achieve market acceptance or desired operating results, including but not limited to profitability. Any such failure could adversely affect the company's future operations.

The company has entered into a number of licenses and cross-licenses relating to several of the company's products. As is common in the semiconductor industry, from time to time the company has been notified that it may be infringing other parties' patents or copyrights. While patent and copyright owners in such instances often express a willingness to resolve the dispute or grant a license, no assurance can be given that all necessary licenses will be honored or obtained on satisfactory terms, nor that the ultimate resolution of any material dispute concerning the company's present or future products will not have an adverse impact on the company's future results of operations or financial condition.

Due to the factors noted above, the company's future operations, financial condition, and stock price may be subject to volatility. In addition, an actual or anticipated shortfall in revenue, gross margins, or earnings from securities analysts' expectations could have an immediate adverse effect on the trading price of the company's common stock in any given period.

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   A. Settlement of '486 Microcode Litigation with Intel Corporation (Case No. C-93-20301 PVT, N.D. Cal.)


   Pursuant to the January 11, 1995, litigation settlement agreement with Intel, this action formally terminated on March 16, 1995. All claims in this case were dismissed with prejudice, except that a judgment was entered in favor of Intel on its claim that AMD was not licensed to use Intel in-circuit emulation (ICE) microcode, and a permanent injunction was entered in favor of Intel prohibiting AMD from distributing any products containing the unlicensed ICE microcode after January 15, 1995. The terms of the settlement are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations.


   B. Thorn EMI North America, Inc. v. Intel Corporation and AMD (Case No. 95-199, Delaware)

   On March 29, 1995, Thorn EMI North America filed and served a patent infringement action against both the company and Intel. The complaint, which was filed in Delaware federal district court, alleges patent infringement and inducement of infringement by others, and alleges specifically that the company and Intel manufacture microprocessors using a process technique for fabricating MOS transistors in large scale integrated circuits in violation of a 1984 patent now owned by Thorn EMI North America. The complaint seeks injunctive relief and treble damages in an unspecified amount.


   C.   Environmental Matters

   On March 28, 1995, Continental Casualty Company, CNA Casualty of California, Columbia Casualty Company and Transcontinental Insurance Company served the company with a declaratory relief action, filed in California state court in the County of Santa Clara. The plaintiffs have also named as defendants all other insurance companies who, like the plaintiffs, issued excess and/or excess/umbrella comprehensive liability policies to AMD during 1975 through 1982. The complaint seeks a declaratory judgment with respect to the named insurance companies' obligations to reimburse the company for expenses that it has incurred and will incur in the future in defending and resolving various environmental claims.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

   A.     Exhibits
          --------

          27.1  Financial Data Schedule

   B.     Reports on Form 8-K
          -------------------

          The following reports on Form 8-K were filed during the quarter for which this report is filed:

          1. Current Report on Form 8-K, dated December 30, 1994, filed January 19, 1995, reporting, under Item 5, developments in the AMD/Intel technology agreement arbitration, the settlement of the AMD/Intel litigations, and the restatement of earnings.

          2. Current Report on Form 8-K, dated February 10, 1995, reporting, under Item 5, the registrant's call for redemption of its outstanding $30.00 Convertible Exchangeable Preferred Stock.

          3.  Current Report on Form 8-K, dated March 13, 1995, reporting, under
              Item 5, the results of the registrant's call for redemption of its outstanding $30.00 Convertible Exchangeable Preferred Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED MICRO DEVICES, INC.


Date: April 25, 1995                    By:  /s/Marvin Burkett
      --------------                         -----------------
                                        Marvin Burkett
                                        Senior Vice President,
                                        Chief Financial and
                                        Administrative Officer.

                                        Signing on behalf of the
                                        registrant and as the principal
                                        financial officer

                                 EXHIBIT INDEX
                                 -------------

Exhibits
- --------
  27.1           Financial Data Schedule