Form 10-Q
period 1995-07-02
ADVANCED MICRO DEVICES INC
filed 1995-07-24
CIK 2488

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    July 2, 1995
                                    ---------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number          1-7882
                      --------------------------------------

                          ADVANCED MICRO DEVICES, INC
- --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Delaware                               94-1692300
- --------------------------------      ------------------------------------
State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                  94088-3453
- ---------------------------------------------       ---------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of July 20, 1995: 103,772,256

ADVANCED MICRO DEVICES, INC.
- ----------------------------


INDEX
- -----

Part I.  Financial Information                                          Page No.
         ---------------------                                          --------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income--
                     Quarters Ended July 2, 1995
                     and June 26, 1994, and Six Months Ended
                     July 2, 1995 and June 26, 1994                          3

                  Condensed Consolidated Balance Sheets--
                     July 2, 1995 and December 25, 1994                      4

                  Condensed Consolidated Statements of Cash Flows--
                     Six Months Ended July 2, 1995
                     and June 26, 1994                                       5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                      8

Part II. Other Information
         -----------------

         Item 4.  Submission of Matters to a Vote of Security Holders        12

         Item 6.  Exhibits and Reports on Form 8-K                           13

         Signature                                                           14
         ---------

I.FINANCIAL INFORMATION
  ---------------------

  ITEM 1.                   FINANCIAL STATEMENTS
  -------                   --------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)


                                                       Quarter Ended                   Six Months Ended
                                               -------------------------------  -----------------------------

                                                    July 2,        June 26,       July 2,        June 26,
                                                     1995           1994           1995           1994
                                               ---------------   -------------  ------------    -------------
Net sales                                          $ 626,214     $  533,297      $ 1,246,310  $  1,046,377

Expenses:
  Cost of sales                                      300,959        235,623         591,731        466,060
  Research and development                           101,032         67,889         193,532        136,110
  Marketing, general, and administrative              97,364         91,731         194,310        184,625
                                                   ----------    -----------    ------------  -------------
                                                     499,355        395,243         979,573        786,795
                                                   ----------    -----------    ------------  -------------

Operating income                                     126,859        138,054         266,737        259,582

Interest income and other, net                         6,657          6,366          13,370         10,548
Interest expense                                           -           (899)             (1)        (1,638)
                                                   ----------    -----------    ------------   -------------


Income before income taxes and equity in joint
  venture                                            133,516        143,521         280,106        268,492
Provision for income taxes                            44,060         47,362          92,435         87,352
                                                   ----------    -----------    ------------  -------------


Income before equity in joint venture                 89,456         96,159         187,671        181,140
Equity in net income (loss) of joint venture           2,529         (2,925)          1,115         (3,319)
                                                   ----------    -----------    ------------  -------------


Net income                                            91,985         93,234         188,786        177,821

Preferred stock dividends                                  -          2,587              10          5,175
                                                   ----------    -----------    ------------  -------------


Net income applicable to common stockholders       $  91,985     $   90,647     $   188,776   $    172,646
                                                   ==========    ===========    ============  =============


Net income per common share:
  Primary                                          $     .86     $      .93     $      1.81   $       1.78
                                                   ==========    ===========    ============  =============
  Fully diluted                                    $     .86     $      .89     $      1.76   $       1.71
                                                   ==========    ===========    ============  =============
Shares used in per share calculation:
  Primary                                            107,170         97,394         104,091         96,814
                                                   ==========    ===========    ============  =============
  Fully diluted                                      107,306        104,249         107,011        103,959
                                                   ==========    ===========    ============  =============

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                     July 2,         December 25,
                                                      1995              1994
                                                   (Unaudited)        (Audited)
                                                 ---------------    ---------------
Assets
- ------

Current assets:
  Cash and cash equivalents                       $     261,074      $     121,343
  Short-term investments                                287,886            256,511
                                                  --------------     --------------
    Total cash, cash equivalents, and
      short-term investments                            548,960            377,854
  Accounts receivable, net                              366,359            337,107
  Inventories:
    Raw materials                                        24,570             21,604
    Work-in-process                                      68,805             72,632
    Finished goods                                       39,829             34,454
                                                  --------------     --------------
      Total inventories                                 133,204            128,690
  Deferred income taxes                                  98,675             98,675
  Prepaid expenses and other current assets              46,442             44,293
                                                  --------------     --------------
    Total current assets                              1,193,640            986,619
Property, plant, and equipment, at cost               2,691,685          2,464,929
Accumulated depreciation and amortization            (1,206,603)        (1,200,718)
                                                  --------------     --------------
    Property, plant, and equipment, net               1,485,082          1,264,211
Investment in joint venture                             144,114            124,588
Other assets                                             78,283             70,284
                                                  --------------     --------------
                                                  $    2,901,119     $   2,445,702
                                                  ==============     ==============
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Notes payable to banks                          $      29,599      $      32,459
  Accounts payable                                      193,129            149,122
  Accrued compensation and benefits                     114,548            104,526
  Accrued liabilities                                    92,750             82,570
  Litigation settlement                                  20,000             58,000
  Income tax payable                                    111,223             53,795
  Deferred income on shipments to distributors           94,453             83,800
  Current portion of long-term debt and capital
    lease obligations                                    30,903             27,895
                                                  --------------     --------------
    Total current liabilities                           686,605            592,167

Deferred income taxes                                    42,518             42,518
Long-term debt and capital lease obligations, less
  current portion                                       223,223             75,752
Commitments and contingencies                                 -                  -

Stockholders' equity:
  Capital stock:
    Serial preferred stock, par value                         -                 34
    Common stock, par value                               1,038                956
  Capital in excess of par value                        719,328            698,673
  Retained earnings                                   1,228,407          1,035,602
                                                  --------------     --------------
    Total stockholders' equity                        1,948,773          1,735,265
                                                  --------------     --------------
                                                  $   2,901,119      $   2,445,702
                                                  ==============     ==============

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                      Six Months Ended
                                                                 ----------------------------
                                                                     July 2,        June 26,
                                                                      1995           1994
                                                                 ------------- --------------
Cash flows from operating activities:
  Net income                                                        $  188,786    $   177,821
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                    113,213        104,796
      Net gain on sale of property, plant, and equipment                    (9)          (431)
      Write-down of property, plant, and equipment                         380          1,044
      Compensation recognized under employee stock plans                 1,467            810
      Undistributed (income) loss of joint venture                      (1,115)         3,319
      Net increase in deferred income taxes                                  -           (183)
      Changes in operating assets and liabilities:
        Net increase in receivables, inventories, prepaid
            expenses, and other assets                                 (54,210)       (69,369)
        Increase in income tax payable                                  68,078         31,261
        Net increase in payables and accrued liabilities                74,862         10,834
        Litigation settlement                                          (20,000)             -
                                                                    -----------   ------------

Net cash provided by operating activities                              371,452        259,902
                                                                    -----------   ------------

Cash flows from investing activities:
  Purchase of property, plant, and equipment                          (322,814)      (139,688)
  Proceeds from sale of propery, plant, and equipment                    1,400          1,101
  Purchase of held-to-maturity debt securities                        (358,019)      (349,157)
  Maturities of held-to-maturity debt securities                       326,644        284,871
  Investment in joint venture                                          (18,019)       (39,453)
                                                                    -----------   ------------

Net cash used in investing activities                                 (370,808)      (242,326)
                                                                    -----------   ------------

Cash flows from financing activities:
  Proceeds from borrowings                                             198,492         30,387
  Payments on capital lease obligations and other debt                 (67,381)       (40,618)
  Net proceeds from issuance of stock                                   10,487         16,675
  Redemption of preferred stock                                         (2,501)             -
  Payments of preferred stock dividends                                    (10)        (5,175)
                                                                    -----------   ------------

Net cash provided by financing activities                              139,087          1,269
                                                                    -----------   ------------

Net increase in cash and cash equivalents                              139,731         18,845
Cash and cash equivalents at beginning of period                       121,343         60,423
                                                                    -----------   ------------

Cash and cash equivalents at end of period                          $  261,074    $    79,268
                                                                    ===========   ============

Supplemental disclosures of cash flow information:
  Cash paid during the first quarter for:
    Interest (net of amounts capitalized)                           $        -    $     1,983
                                                                    ===========   ============
    Income taxes                                                    $   24,010    $    56,272
                                                                    ===========   ============
  Non-cash financing activities:
    Equipment purchased under capital leases                        $   16,508    $    27,859
                                                                    ===========   ============
    Conversion of preferred stock to common stock                   $  164,127    $         -
                                                                    ===========   ============

See accompanying notes
- ----------------------

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

     The company uses a 52 to 53 week fiscal year ending on the Sunday closest to December 31. The quarters ended July 2, 1995 and June 26, 1994 included 13 weeks. The six months ended July 2, 1995 and June 26, 1994 included 27 and 26 weeks, respectively.

     Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1995 presentation.

2. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of an extensive clean-up and studies of its sites.

3. The effective tax rate used for the first quarters and first half of 1995 and 1994 was approximately 33 percent.

4. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu AMD Semiconductor Limited (FASL)." AMD's share of FASL is 49.95 percent, and this investment is being accounted for under the equity method. For the second quarter of 1995, the company's share of FASL's income was $3.9 million, which was reduced by an estimated income tax provision of approximately $1.4 million.

5. The following is a summary of held-to-maturity securities as of July 2, 1995 (in thousands):

          Cash and cash equivalents
            Money market preferreds                $ 117,400
            Commercial paper                          49,926
            Security  repurchase agreements           38,300
            Other                                     10,215
                                                -------------
            Total cash equivalents                   215,841
            Cash                                      45,233
                                                -------------
            Total cash and cash equivalents        $ 261,074
                                                =============
          Short-term investments
            Commercial paper                       $ 119,629
            Certificates of deposit                  110,583
            Corporate notes                           40,114
            Other                                     17,560
                                                -------------
            Total short-term investments           $ 287,886
                                                =============

     Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

     As of July 2, 1995, the company held $12.1 million of available-for-sale equity securities with a fair value of $31.7 million which is included in other assets. The net unrealized holding gain on these equity securities is included in retained earnings.

6. The primary net income per common share computation is based on the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. In the first quarter of 1995, the company called for redemption all outstanding shares of its Convertible Preferred Stock. As a result, all of its outstanding Preferred Stock was either redeemed or converted to the company's common stock. Shares used in the per share computations are as follows:

                                             Quarter Ended                      Six Months Ended
                                   --------------------------------    --------------------------------
                                       July 2,          June 26,            July 2,          June 26,
                                        1995              1994               1995             1994
                                   ---------------  ---------------    ---------------  ---------------
                                              (Thousands)                         (Thousands)
          Primary:
          Common shares outstanding       103,437           93,617            100,394           93,096
          Employee stock plans              3,733            3,777              3,697            3,718
                                   ---------------  ---------------    ---------------  ---------------
                                          107,170           97,394            104,091           96,814
                                   ===============  ===============    ===============  ===============

          Fully diluted:
          Common shares outstanding       103,437           93,617            100,394           93,096
          Employee stock plans              3,869            3,778              3,931            4,008
          Preferred stock                       -            6,854              2,686            6,855
                                   ---------------  ---------------    ---------------  ---------------
                                          107,306          104,249            107,011          103,959
                                   ===============  ===============    ===============  ===============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------   -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 25, 1994.

RESULTS OF OPERATIONS
- ---------------------

Net sales for the second quarter and first half of 1995, rose by 17 percent and 19 percent, respectively from the corresponding periods of 1994. These increases were primarily attributable to growth in flash memory sales and secondarily due to an increase in Am486(R) sales. Net sales for the second quarter of 1995 grew slightly over the immediate prior quarter. This increase was primarily attributable to increased flash memory sales and secondarily due to increased sales of communication products, offset by a decline in Am486 sales.

The increase in Am486 microprocessor sales in the second quarter and first six months of 1995 compared to the same periods a year ago was attributable to unit shipment growth while average selling prices declined. The decrease in Am486 microprocessor sales from first quarter 1995 to second quarter 1995 was due to continued price declines while unit shipments remained relatively flat primarily because of production constraints early in the quarter. Further price declines of Am486 products are anticipated to continue.

A significant portion of the company's revenues, profits, and margins in 1995 have been and are expected to be attributable to Am486 products. The future outlook for AMD's microprocessor business is highly dependent upon microprocessor market conditions, which are subject to price declines and changes in demand. The company anticipates that any growth in existing and future generation microprocessor products will depend on market demand and the company's ability to meet this demand.

Sales of flash memory devices for the second quarter and first six months of 1995 increased significantly as compared to the same periods in the prior year primarily due to increased unit shipments. The company plans to meet projected long-term demand for flash memory devices primarily through a manufacturing joint venture, Fujitsu AMD Semiconductor Limited (FASL). The company began purchasing products from FASL in the first quarter of 1995.

Revenues from communication products for the second quarter and first six months of 1995 increased as compared to the same periods a year ago primarily due to growth in the Ethernet family of products. For the second quarter and first six months of 1995, EPROM sales decreased as compared to the same periods in 1994 primarily because of pricing pressures caused by increased competition. Sales of CMOS programmable logic devices (PLDs) in the second quarter and first half of 1995 increased from comparable periods in 1994 primarily due to increased unit shipments.

International sales for the second quarter and first half of 1995 were 58 percent of total sales as compared to 52 percent and 54 percent, respectively for the comparable periods in 1994.

Am486 is a registered trademark of Advanced Micro Devices, Inc.
K86 RISC SUPERSCALAR and AMD-K5 are trademarks of Advanced Micro Devices, Inc

Gross margins of 52 percent and 53 percent for the second quarter and first half of 1995 declined approximately 4 percent and 2 percent, respectively, from comparable periods in 1994. The decrease in gross margin was attributable primarily to Am486 pricing pressures and secondarily to purchase of FASL products, which are purchased at higher costs compared to similar products manufactured internally. The impact of gross margin declines caused by purchase of FASL products was partially offset by the company's share of FASL income in the second quarter of 1995. Pricing pressures on Am486 microprocessors are expected to continue. Gross margin is also anticipated to decline further through 1995 due to increasing purchases from FASL and the transition of Fab 25 costs from research and development to cost of sales when production for revenue begins in the third quarter of 1995.

Research and development expenses increased in the second quarter and first six months of 1995 from the corresponding periods in the prior year. These increases were primarily due to higher Fab 25 spending and secondarily due to increased microprocessor development cost. The company anticipates that research and development expenses may decline for the remainder of 1995 as compared to the first half of 1995, depending on the rate of transition of Fab 25 costs from research and development to cost of sales.

Marketing, general, and administrative expenses remained relatively flat in the second quarter and first six months of 1995 from the corresponding periods a year ago.

The income tax rates have remained constant at approximately 33 percent for the second quarter and the first six months of 1995 compared to the same periods in 1994. The company anticipates that the income tax rate will be approximately 33 percent for the remainder of 1995.

The company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the company's foreign net monetary asset position. In the second quarter of 1995, these hedging transactions were denominated in lira, yen, French franc, deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The company believes its foreign exchange contracts do not subject the company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of July 2, 1995, the company had approximately $42.9 million (notional amount) of foreign exchange forward contracts.

In the second quarter of 1995, approximately 19 percent of the company's net sales were denominated in foreign currencies. The company does not have sales denominated in local currencies in those countries which have highly inflationary economies. The impact on the company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the company's interest rate obligation from a floating rate to a fixed rate basis. At the end of the second quarter of 1995, the net outstanding notional amount of interest rate swaps was $40 million, which will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

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

FINANCIAL CONDITION

Cash, cash equivalents, and short-term cash investments increased by $171.1 million from the end of 1994 to July 2, 1995. This increase was primarily attributable to a $150 million term loan obtained in January of 1995. Cash generated from operating activities in the first half of 1995 was offset by investments in property, plant and equipment to expand manufacturing capacity primarily related to Fab 25. The company plans to continue to make significant capital investments throughout 1995, including an estimated $150 million for Fab 25.

Working capital increased by $112.5 million from $394.5 million at the end of 1994 to $507.0 million in the second quarter of 1995. This increase was primarily due to higher cash, cash equivalents, and short-term investments.

At the end of the second quarter of 1995, the company's total cash investment in FASL was $160.4 million as compared to $142.3 million at the end of 1994. No additional cash investment is currently planned for the remainder of 1995.

As of the end of the second quarter of 1995, the company had the following financing arrangements: unsecured committed bank lines of credit of $250 million, unutilized; long-term secured equipment lease lines of $125 million, of which $123 million were utilized; short-term, unsecured uncommitted bank credit in the amount of $131 million, of which $33 million was utilized; and an outstanding $150 million four-year term loan.

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

The company believes that cash flows from operations and current cash balances, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital investments, and research and development projects currently planned for the remainder of 1995.

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

The company believes that its future results of operations and financial condition could be impacted by any of the following factors: market acceptance and timing of new products; continued market acceptance of personal computer industry standards applicable to the company's products; trends in the personal computer marketplace; capacity constraints; intense price competition; interruption in procuring needed manufacturing materials; disruption of manufacturing facilities; and changes in domestic and international economic conditions.

The company's microprocessor products, and more specifically the company's current generation of 486 microprocessors, have significantly contributed, and are expected to significantly contribute in 1995 to the company's revenues, margins and profits. There can be no assurance that there will be continued market acceptance of Am486 microprocessors, or that the Am486 microprocessors will continue to generate profits and margins for the remainder of 1995 at the levels experienced to date. The company's 486 microprocessors are re-engineered versions of 486 microprocessors originally developed by Intel, and contain and use, under license with Intel, its 486 microcode. The company's next generation K86 RISC SUPERSCALAR(TM) products are being designed to be Microsoft(R) Windows(R)-compatible and compete with Intel's post-486 generations of X86 microprocessors, including the Pentium and the P6. The company's K86 products will not be re-engineered versions of microprocessors developed by Intel, and pursuant to the litigation settlement agreement with Intel the company does not have the right to use Intel microcodes in AMD product generations following the
486. Volume production of the initial K86 products, known as AMD-K5(TM), is anticipated to begin in the first half of 1996. There can be no assurance that the company will be able to introduce its K86 products in a timely manner to meet competition, that these microprocessors will not face severe price competition, or that superior competitive products will not be introduced. There can be no assurance that the K86 products will achieve market acceptance or desired operating results, including but not limited to profitability. Any such failure could adversely affect the company's future operations.

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

II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on May 9, 1995.

          Proposal No. 1 - Election of Directors. The following individuals, who received the votes indicated, were elected as directors:

          NAME                           FOR                    WITHHELD

          W. J. Sanders III              88,827,903             352,282
          Friedrich Baur                 88,804,773             375,412
          Charles M. Blalack             88,849,214             330,971
          R. Gene Brown                  88,865,038             315,147
          Anthony B. Holbrook            88,815,619             364,566
          Richard Previte                88,849,649             330,536
          Joe L. Roby                    88,856,350             323,835
          Leonard Silverman              88,801,257             378,928

          Proposal No. 2 - The proposal to ratify the appointment of Ernst & Young LLP, as the company's independent auditors for the current fiscal year was approved. The results of the voting were as follows:

          For:  88,656,660       Against:  414,199       Abstain:  112,326

          Proposal No. 3 - The stockholders disapproved a stockholder proposal requesting that the Board of Directors establish a nominating committee composed solely of independent directors (as defined in the stockholder proposal). The results of the voting were as follows:

          For:  12,395,510       Against:  58,926,237    Abstain:  2,516,156
          Broker Non-votes:  15,342,282

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits
          --------

           3.1    Certificate of Incorporation as amended
           3.2 Certificate of Elimination of $30.00 Convertible Exchangeable Preferred Shares
           3.3 Certificate of Elimination of Series A Junior Participating Preferred Stock
          27.1    Financial Data Schedule

     B.   Report on Form 8-K
          ------------------

          The following report on Form 8-K was filed during the quarter for which this report is filed:

          1. Current Report on Form 8-K, dated April 17, 1995, filed April 19, 1995, reporting under Item 5, that the Board of Directors, acting through its Stockholder Rights Committee, ordered the redemption of the company's preferred stock purchase rights to occur on May 3, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ADVANCED MICRO DEVICES, INC.





Date: July 24,1995              By:  /s/ Marvin Burkett
     ---------------                 ------------------
                                Marvin Burkett
                                Senior Vice President,
                                Chief Financial and
                                Administrative Officer.

                                Signing on behalf of the
                                registrant and as the principal
                                financial officer

                                 EXHIBIT INDEX
                                 -------------

Exhibits
- --------
   3.1         Certificate of Incorporation as amended
   3.2         Certificate of Elimination of $30.00 Convertible Exchangeable
               Preferred Shares
   3.3         Certificate of Elimination of Series A Junior Participating
               Preferred Stock
  27.1         Financial Data Schedule