Form 10-K/A
period 1994-12-25
ADVANCED MICRO DEVICES INC
filed 1995-08-07
CIK 2488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K/A (No.1)
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended December 25, 1994

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from ____________ to _______________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                        (Name of each exchange
        (Title of each class)            on which registered)
-------------------------------------  ------------------------
     $.01 par value Common Stock       New York Stock Exchange
   Preferred Stock Purchase Rights     New York Stock Exchange
 Depositary Convertible Exchangeable   New York Stock Exchange
           Preferred Stock

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statements:


                                                               Page References
                                                              ------------------
                                                                    1994 Annual
                                                              Form   Report to
                                                              10-K  Stockholders
                                                              ----  ------------
Report of Ernst & Young LLP, Independent Auditors...........    --            25
Consolidated Statements of Income for each of the three
 fiscal years in the period ended December 25, 1994.........    --            11
Consolidated Balance Sheets at December 26, 1993 and
 December 25, 1994..........................................    --            12
Consolidated Statements of Cash Flows for each of the three
 fiscal years in the period ended December 25, 1994.........    --            13
Notes to consolidated financial statements..................    --            14
Supplementary financial data:
   Fiscal years 1993 and 1994 by quarter (unaudited)........    --            26

2. Financial Statement Schedules

     The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statement
Schedules:

                                                        Page References
                                                     --------------------
                                                              1994 Annual
                                                      Form     Report to
                                                      10-K   Stockholders
                                                     ------- ------------
   VIII Valuation and qualifying accounts...........  F-3           --

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

3. Exhibits

     The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated as part of this annual report. The following is a list of such exhibits:

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------

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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

   10.29(e) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

   11.      Statement re computation of per share earnings.

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------

   13. Selected portions of 1994 Annual Report to Stockholders, which has been incorporated by reference into Parts I, II and IV of this annual report. To the extent filed, refer to the front page hereinabove.

   21.      List of AMD subsidiaries.

   23.      Consent of Ernst & Young LLP, Independent Auditors, refer to page
            F-2 herein.

   24.      Power of Attorney.

   27.1     Financial Data Schedule

   99.1 Findings of Fact and Conclusions of Law following ''ICE'' module of trial dated October 7, 1994, in Intel v. AMD, Inc., Case No. C-93-
            20301 PVT, United States District Court, Northern District of
            California, San Jose Division, filed as Exhibit 99.1 to the
            Corporation's Quarterly Report in Form 10-Q, for the period ended
            September 25, 1994, is hereby incorporated by reference.

   99.2     Stipulated Preliminary Injunction dated October 31, 1994, in Intel
            Corporation v. AMD, Inc., Case No. C-93-20301 PVT, United States
            District Court, Northern District of California, San Jose Division, filed as Exhibit 99.2 to the Corporation's Quarterly Report on Form
            10-Q, for the period ended September 25, 1994, is hereby incorporated by reference.

---------
    The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential treatment has been requested as to certain portions of these Exhibits. Amendment No. 1 to this report includes a copy of Exhibit 10.35 which contains information not included in the copy filed with the original Report.

(b) Reports on Form 8-K

    1. A current Report on Form 8-K dated December 30, 1994, was filed announcing developments in AMD/Intel Technology Agreement Arbitration, the settlement of AMD/Intel litigations, and restatement of earnings.

    2. A current Report on Form 8-K dated February 10, 1995, was filed announcing that the Convertible Exchangeable Preferred Stock of the Corporation was called for redemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Advanced Micro Devices, Inc.
                                              Registrant

August 7, 1995


                                            By:  /s/ Marvin D. Burkett
                                                 -------------------------------
                                                       Marvin D. Burkett
                                                  Senior Vice President, Chief
                                                  Administrative Officer; Chief
                                                 Financial Officer and Treasurer

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                               INDEX TO EXHIBITS
                                (Item 14(A)(3))

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------

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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

   10.29(e) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

   11.      Statement re computation of per share earnings.

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------

   13. Selected portions of 1994 Annual Report to Stockholders, which has been incorporated by reference into Parts I, II and IV of this annual report. To the extent filed, refer to the front page hereinabove.

   21.      List of AMD subsidiaries.

   23.      Consent of Ernst & Young LLP, Independent Auditors, refer to page
            F-2 herein.

   24.      Power of Attorney.

   27.1     Financial Data Schedule

   99.1 Findings of Fact and Conclusions of Law following ''ICE'' module of trial dated October 7, 1994, in Intel v. AMD, Inc., Case No. C-93-
            20301 PVT, United States District Court, Northern District of
            California, San Jose Division, filed as Exhibit 99.1 to the
            Corporation's Quarterly Report in Form 10-Q, for the period ended
            September 25, 1994, is hereby incorporated by reference.

   99.2     Stipulated Preliminary Injunction dated October 31, 1994, in Intel
            Corporation v. AMD, Inc., Case No. C-93-20301 PVT, United States
            District Court, Northern District of California, San Jose Division, filed as Exhibit 99.2 to the Corporation's Quarterly Report on Form
            10-Q, for the period ended September 25, 1994, is hereby incorporated by reference.

---------
    Exhibit 10.35 is the only Exhibit attached to Amendment No. 1 to this Report. The Corporation will furnish a copy of any exhibit on request and payment of the Corporation's reasonable expenses of furnishing such exhibit.

* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential treatment has been requested as to certain portions of these Exhibits. Amendment No. 1 to this report includes a copy of Exhibit 10.35 which contains information not included in the copy filed with the original Report.