Form 10-Q
period 1995-10-01
ADVANCED MICRO DEVICES INC
filed 1995-11-02
CIK 2488

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    October 1, 1995
                                    ------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number     1-7882
                      ------------------

                          ADVANCED MICRO DEVICES, INC
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                      94-1692300
-------------------------------              -----------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                   94088-3453
--------------------------------                      ---------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of October 27, 1995: 104,269,884

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----

Part I.  Financial Information                                         Page No.
         ---------------------                                         --------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income--
                    Quarters Ended October 1, 1995
                    and September 25, 1994, and Nine Months Ended
                    October 1, 1995 and September 25, 1994                  3

                  Condensed Consolidated Balance Sheets--
                    October 1, 1995 and December 25, 1994                   4

                  Condensed Consolidated Statements of Cash Flows--
                    Nine Months Ended October 1, 1995
                    and September 25, 1994                                  5

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                      9

Part II. Other Information
         -----------------

         Item 5.  Other Information                                        15

         Item 6.  Exhibits and Report on Form 8-K                          16

         Signature                                                         18
         ----------

I. FINANCIAL INFORMATION
   ---------------------

   ITEM 1.                  FINANCIAL STATEMENTS
   -------                  --------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)


                                                                 Quarter Ended              Nine Months Ended
                                                             -------------------------- ---------------------------

                                                             October 1,   September 25,   October 1,     September 25,
                                                                1995          1994           1995            1994
                                                             ----------   -----------   -------------  ------------
Net sales                                                     $ 590,385     $ 543,114     $ 1,836,695   $ 1,589,491

Expenses:
  Cost of sales                                                 344,344       252,409         936,075       718,469
  Research and development                                      100,014        67,759         293,546       203,869
  Marketing, general, and administrative                         95,525        87,369         289,835       271,994
                                                              ---------     ---------     -----------   -----------
                                                                539,883       407,537       1,519,456     1,194,332
                                                              ---------     ---------     -----------   -----------

Operating income                                                 50,502       135,577         317,239       395,159

Interest income and other, net                                    9,867           394          23,237        10,942
Interest expense                                                      -          (205)             (1)       (1,843)
                                                              ---------     ---------     -----------   -----------

Income before income taxes and equity in joint venture           60,369       135,766         340,475       404,258
Provision for income taxes                                       16,517        44,803         108,952       132,155
                                                              ---------     ---------     -----------   -----------

Income before equity in joint venture                            43,852        90,963         231,523       272,103
Equity in net income (loss) of joint venture                     12,311        (4,277)         13,426        (7,596)
                                                              ---------     ---------     -----------   -----------

Net income                                                       56,163        86,686         244,949       264,507

Preferred stock dividends                                             -         2,587              10         7,762
                                                              ---------     ---------     -----------   -----------
Net income applicable to common stockholders                  $  56,163     $  84,099     $   244,939   $   256,745
                                                              =========     =========     ===========   ===========
Net income per common share:
  Primary                                                     $     .52     $     .86     $      2.33   $      2.64
                                                              =========     =========     ===========   ===========
  Fully diluted                                               $     .52     $     .83     $      2.29   $      2.54
                                                              =========     =========     ===========   ===========
Shares used in per share calculation:
  Primary                                                       107,318        97,778         105,167        97,135
                                                              =========     =========     ===========   ===========
  Fully diluted                                                 107,319       104,872         107,114       104,264
                                                              =========     =========     ===========   ===========

See accompanying notes
----------------------




                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                          October 1,               December 25,
                                                                            1995                       1994
                                                                         (Unaudited)                (Audited)
                                                                      -----------------          ---------------
Assets
------
Current assets:
  Cash and cash equivalents                                           $    178,428                $    121,343
  Short-term investments                                                   314,495                     256,511
                                                                      ------------                ------------
    Total cash, cash equivalents, and  short-term investments              492,923                     377,854
  Accounts receivable, net                                                 344,047                     337,107
  Inventories:
    Raw materials                                                           31,958                      21,604
    Work-in-process                                                         68,148                      72,632
    Finished goods                                                          53,024                      34,454
                                                                      ------------                ------------
            Total inventories                                              153,130                     128,690
  Deferred income taxes                                                     98,675                      98,675
  Prepaid expenses and other current assets                                 42,887                      44,293
                                                                      ------------                ------------
    Total current assets                                                 1,131,662                     986,619
Property, plant, and equipment, at cost                                  2,844,558                   2,464,929
Accumulated depreciation and amortization                               (1,258,973)                 (1,200,718)
                                                                      ------------                ------------
    Property, plant, and equipment, net                                  1,585,585                   1,264,211
Investment in joint venture                                                162,949                     124,588
Other assets                                                                87,211                      70,284
                                                                      ------------                ------------
                                                                      $  2,967,407                $  2,445,702
                                                                      ============                ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable to banks                                              $     24,980                $     32,459
  Accounts payable                                                         210,065                     149,122
  Accrued compensation and benefits                                         91,487                     104,526
  Accrued liabilities                                                      101,378                      82,570
  Litigation settlement                                                     20,000                      58,000
  Income tax payable                                                       106,034                      53,795
  Deferred income on shipments to distributors                             102,191                      83,800
  Current portion of long-term debt and capital lease obligations           31,921                      27,895
                                                                      ------------                ------------
    Total current liabilities                                              688,056                     592,167

Deferred income taxes                                                       42,518                      42,518
Long-term debt and capital lease obligations, less current portion         216,378                      75,752
Commitments and contingencies                                                   --                          --

Stockholders' equity:
  Capital stock:
    Serial preferred stock, par value                                           --                          34
    Common stock, par value                                                  1,044                         956
  Capital in excess of par value                                           727,308                     698,673
  Retained earnings                                                      1,292,103                   1,035,602
                                                                      ------------                ------------
    Total stockholders' equity                                           2,020,455                   1,735,265
                                                                      ------------                ------------
                                                                      $  2,967,407                $  2,445,702
                                                                      ============                ============


See accompanying notes
----------------------




                         ADVANCED MICRO DEVICES, INC.
                         ---------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)



                                                                            Nine Months Ended
                                                                     --------------------------------
                                                                        October 1,    September 25,
                                                                          1995            1994
                                                                     --------------  ----------------
Cash flows from operating activities:
  Net income                                                              $ 244,949     $ 264,507
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                         179,112       158,560
      Net (gain) loss on sale of property, plant, and equipment                (348)          713
      Write-down of property, plant, and equipment                              513         2,331
      Gain realized on available-for-sale securities                         (2,707)           --
      Compensation recognized under employee stock plans                      1,863         1,209
      Undistributed (income) loss of joint venture                          (13,426)        7,596
      Net increase in deferred income taxes                                      --          (183)
      Changes in operating assets and liabilities:
        Net increase in receivables, inventories, prepaid
            expenses, and other assets                                      (50,954)     (106,259)
        Increase in income tax payable                                       56,260        53,930
        Net increase in payables and accrued liabilities                     85,103        17,863
        Litigation settlement                                               (20,000)           --
                                                                          ---------     ---------

Net cash provided by operating activities                                   480,365       400,267
                                                                          ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant, and equipment                               (487,368)     (292,888)
  Proceeds from sale of property, plant, and equipment                        3,046         1,244
  Purchase of held-to-maturity debt securities                             (566,619)     (546,269)
  Maturities of held-to-maturity debt securities                            508,635       585,646
  Proceeds from available-for-sale securities                                 4,000            --
  Investment in joint venture                                               (18,019)      (75,186)
                                                                          ---------     ---------

Net cash used in investing activities                                      (556,325)     (327,453)
                                                                          ---------     ---------
Cash flows from financing activities:
  Proceeds from borrowings                                                  217,465        35,666
  Payments on capital lease obligations and other debt                      (99,982)      (53,150)
  Net proceeds from issuance of stock                                        18,073        22,596
  Redemption of preferred stock                                              (2,501)           --
  Payments of preferred stock dividends                                         (10)       (7,762)
                                                                          ---------     ---------

Net cash provided by (used in) financing activities                         133,045        (2,650)
                                                                          ---------     ---------

Net increase in cash and cash equivalents                                    57,085        70,164
Cash and cash equivalents at beginning of period                            121,343        60,423
                                                                          ---------     ---------

Cash and cash equivalents at end of period                                $ 178,428     $ 130,587
                                                                          =========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the first nine months for:
    Interest (net of amounts capitalized)                                 $      --     $   1,983
                                                                          =========     =========
    Income taxes                                                          $  53,291     $  77,960
                                                                          =========     =========
  Non-cash financing activities:
    Equipment purchased under capital leases                              $  19,690     $  30,818
                                                                          =========     =========
    Conversion of preferred stock to common stock                         $ 164,127     $      --
                                                                          =========     =========

See accompanying notes
----------------------

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

         The company uses a 52 to 53 week fiscal year ending on the Sunday closest to December 31. The quarters ended October 1, 1995 and September 25, 1994 included 13 weeks. The nine months ended October 1, 1995 and September 25, 1994 included 40 and 39 weeks, respectively.

         Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1995 presentation.

     2. AMD has three groundwater contamination sites that are on the Federal Superfund list. The company is in the process of continuing clean-up of its sites.

     3. The income tax rates used for the three months and nine months ended October 1, 1995 were 27 percent and 32 percent, respectively. For the same periods in 1994 the company's income tax rate was approximately 33 percent. The lower rate in the third quarter of 1995 resulted from the company's change in its estimated income tax rate for the year from 33 percent to 32 percent.

     4. In 1993, the company and Fujitsu Limited established a joint venture, "Fujitsu AMD Semiconductor Limited (FASL)." AMD's share of FASL is
         49.95 percent, and this investment is being accounted for under the equity method. For the third quarter of 1995, the company's share of FASL's income was $12.3 million, net of an estimated income tax provision of approximately $6.6 million. For the nine months ended October 1, 1995, the company's share of FASL's income was $13.4 million, net of an estimated income tax provision of approximately $7.2 million. In the third quarter of 1995, FASL approved construction of a second flash memory fab, FASL II, at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Ground-breaking on FASL II will be in the first quarter of 1996.

     5. The following is a summary of held-to-maturity securities as of October 1, 1995 (in thousands):

           Cash and cash equivalents
              Money market preferreds                $ 84,747
              Commercial paper                         16,928
              Security repurchase agreements           20,700
              Other                                       379
                                                    ---------
              Total cash equivalents                  122,754
              Cash                                     55,674
                                                    ---------
              Total cash and cash equivalents        $178,428
                                                    =========

           Short-term investments
              Commercial paper                       $ 75,787
              Certificates of deposit                 115,558
              Corporate notes                          28,907
              Other                                    94,243
                                                    ---------
              Total short-term investments           $314,495
                                                    =========

         Since the company's held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

         As of October 1, 1995, the company held $14.5 million of available-for-sale equity securities with a fair value of $44.9 million which are included in other assets. The net unrealized gain on these equity securities is included in retained earnings.

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

                                    Quarter Ended          Nine Months Ended
                             ------------------------  ------------------------
                             October 1,  September 25, October 1,  September 25,
                                1995           1994       1995          1994
                             ---------   ------------  ---------   ------------
                                   (Thousands)               (Thousands)
Primary:
Common shares outstanding      103,958         94,182    101,582         93,458
Employee stock plans             3,360          3,596      3,585          3,677
                             ---------   ------------  ---------   ------------
                               107,318         97,778    105,167         97,135
                             =========   ============  =========   ============
Fully diluted:
Common shares outstanding      103,958         94,182    101,582         93,458
Employee stock plans             3,361          3,837      3,741          3,951
Preferred stock                      -          6,853      1,791          6,855
                             ---------   ------------  ---------   ------------
                               107,319        104,872    107,114        104,264
                             =========   ============  =========   ============

     7. On October 20, 1995, AMD and NexGen, Inc. (NexGen) signed a definitive agreement under which AMD would acquire NexGen in an all-stock transaction. In accordance with the agreement NexGen shareholders will receive eight-tenths of a share of AMD common stock for each of NexGen's approximately 42 million shares of common stock outstanding, common stock equivalents, and other potentially dilutive securities. The transaction is expected to be accounted for as a pooling of interests and structured as a tax free exchange. The transaction is expected to close in the first quarter of 1996.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     -------   --------------------------------------------------
               OPERATIONS AND FINANCIAL CONDITION
               ----------------------------------

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 25, 1994.

     RESULTS OF OPERATIONS
     ---------------------

     Net sales for the third quarter and first nine months of 1995, rose by 9 percent and 16 percent, respectively, from the corresponding periods of 1994. These increases were primarily attributable to growth in flash memory sales and secondarily due to an increase in sales of communication products. Net sales for the third quarter of 1995 decreased 6 percent from the immediate prior quarter. This decrease was primarily attributable to a decline in Am486(R) sales caused by significantly lower average selling prices.

     In the first nine months of 1995 compared to the same period of 1994, Am486 microprocessor sales increased slightly due to a significant increase in unit shipments, offset by declines in average selling prices. In the third quarter of 1995 compared to the same quarter of 1994, Am486 microprocessor sales decreased significantly due to average selling price declines, partially offset by increases in unit sales. Am486 microprocessor sales also declined significantly from the second quarter of 1995 to the third quarter of 1995 due to decreases in average selling prices while unit shipments remained relatively flat. Price declines are anticipated to continue.

     Am486 microprocessor products contributed a significant portion of the company's revenues and profits in 1994 and 1995. However, the company expects Am486 microprocessor revenues, margins, and profits in 1996 to be below those of 1995. AMD's microprocessor product revenues and profits will depend on the timing of new product introductions, market acceptance of new products, market demand, pricing pressures and the company's ability to meet demand.

     Flash memory was the company's highest revenue producing product line for the first time in the third quarter of 1995. Sales of flash memory devices for the third quarter and first nine months of 1995 increased significantly as compared to the same periods in the prior year primarily due to increased unit shipments. The company plans to meet projected long-term demand for flash memory devices primarily through a manufacturing joint venture, Fujitsu AMD Semiconductor Limited (FASL).

     Am486 is a registered trademark of Advanced Micro Devices, Inc.
     K86, K86 RISC SUPERSCALAR, AMD-K5, and AMD-K6 are trademarks of Advanced Micro Devices, Inc.
     Nx686 is a trademark of NexGen, Inc.

     Revenues from communication products for the third quarter and first nine months of 1995 increased as compared to the same periods a year ago primarily due to growth in the Ethernet family of products. Sales of CMOS programmable logic devices in the third quarter and first nine months of 1995 increased from comparable periods in 1994 primarily due to increased unit shipments. For the third quarter and first nine months of 1995, EPROM sales decreased as compared to the same periods in 1994 primarily due to declines in market demand.

     Gross margins of 42 percent and 49 percent for the third quarter and first nine months of 1995 declined approximately 12 percent and 6 percent, respectively, from comparable periods in 1994. The decreases in gross margin were attributable primarily to Am486 price decreases and secondarily to the purchase price of FASL products, which are higher than the costs of similar products manufactured internally. The impact of gross margin declines caused by purchase of FASL products was partially offset by the company's share of FASL income. Pricing pressures on Am486 microprocessors are expected to continue. Gross margin is also anticipated to decline further through 1995 due to increasing purchases from FASL and the transition of Fab 25 costs from research and development to cost of sales as production volumes increase.

     Research and development expenses increased in the third quarter and first nine months of 1995 from the corresponding periods in the prior year. These increases were primarily due to higher Fab 25 spending and secondarily due to increased microprocessor development cost. Research and development expenses remained relatively flat compared to the immediate prior quarter. Research and development expenses may decline for the remainder of 1995 as compared to the first nine months of 1995, as the allocation of Fab 25 costs shifts from research and development to cost of sales.

     Marketing, general, and administrative expenses remained relatively flat in the third quarter and first nine months of 1995 from the corresponding periods a year ago.

     The income tax rates used for the three months and nine months ended October 1, 1995 were 27 percent and 32 percent, respectively. For the same periods in 1994 the company's income tax rate was approximately 33 percent. The lower rate in the third quarter of 1995 resulted from the company's change in its estimated income tax rate for the year from 33 percent to 32 percent.

     International sales were 56 percent of total sales for the third quarter and 57 percent of total sales for the first nine months of 1995 as compared to 55 percent and 54 percent, respectively, for the comparable periods in 1994.

     For the first three quarters of 1995, approximately 13 percent of the company's net sales were denominated in foreign currencies. The company does not have sales denominated in local currencies in those countries which have highly inflationary economies. The impact on the company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

     The company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the company's foreign net monetary asset position. In the third quarter of 1995, these hedging transactions were denominated in lira, yen, French franc, deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The company believes its foreign exchange contracts do not subject the company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of October 1, 1995, the company had approximately $54.7 million (notional amount) of foreign exchange forward contracts.

     The company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the company's interest rate obligation from a floating rate to a fixed rate basis. At the end of the third quarter of 1995, the net outstanding notional amount of interest rate swaps was $190 million, of which $150 million will mature in 1996 and $40 million will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

     The company primarily addresses market risk by participating as an end-user in various derivative markets to manage its exposure to interest and foreign currency exchange rate fluctuations. The counterparties to the company's foreign exchange forward contracts, and interest rate swaps consist of a number of major, high credit quality, international financial institutions. The company does not believe that there is significant risk of nonperformance by these counterparties because the company continually monitors the credit ratings of such counterparties, and reduces the financial exposure by limiting the amount of agreements entered into with any one financial institution.

     FINANCIAL CONDITION

     Cash, cash equivalents, and short-term investments increased by $115.1 million from the end of 1994 to October 1, 1995. This increase was primarily attributable to a $150 million term loan obtained in January of 1995. Cash generated from operating activities in the first three quarters of 1995 was offset by investments in property, plant and equipment to expand manufacturing capacity primarily related to Fab 25. The company plans to continue to make significant capital investments throughout 1995 and 1996, including an estimated $400 million for Fab 25 through the end of 1996.

     Working capital increased by $49.1 million from $394.5 million at the end of 1994 to $443.6 million in the third quarter of 1995. This increase was primarily due to higher cash, cash equivalents, and short-term investments.

     At the end of the third quarter of 1995, the company's total cash investment in FASL was $160.4 million as compared to $142.4 million at the end of 1994. No additional cash investment is currently planned for the remainder of 1995. In the first quarter of 1996, ground-breaking will begin on FASL II, a second flash memory fab planned for Aizu-Wakamatsu, Japan. The planned $1.1 billion in capital expenditures for FASL II construction is expected to be funded by the anticipated income from FASL operations and bank borrowings by FASL. However, in the event that FASL is unable to secure the necessary funds for FASL II, AMD is required to contribute cash or guarantee third-party loans in proportion to its percentage of interest in FASL. The planned FASL II costs are denominated in yen and therefore are subject to change due to foreign exchange rate fluctuations.

     As of the end of the third quarter of 1995, the company had the following financing arrangements: unsecured committed bank lines of credit of $250 million, unutilized; long-term secured equipment lease lines of $125 million, which were fully utilized; short-term, unsecured uncommitted bank credit in the amount of $128 million, of which $25 million was utilized; and an outstanding $150 million four-year term loan.

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

     The company believes that cash flows from operations and current cash balances, together with current and anticipated available long-term financing, will be sufficient to fund operations and capital investments currently planned for the remainder of 1995 and 1996.

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

     The company believes that its future results of operations and financial condition could be impacted by any of the following factors: market acceptance and timing of new products; continued market acceptance of personal computer industry standards applicable to the company's products; trends in the personal computer marketplace; capacity constraints; intense price competition; interruption in procuring needed manufacturing materials; disruption of manufacturing facilities; the company's ability to access financing in the debt and equity markets; and changes in domestic and international economic conditions.

     Although Am486 microprocessors have significantly contributed to the company's revenues and profits, there can be no assurance that there will be continued market acceptance of Am486 microprocessors. A gap in time between the cessation of market demand for Am486 microprocessors and volume availability of AMD's next generation of microprocessors could have a material adverse effect on the company's financial results. The company's next generation K86 RISC SUPERSCALAR(TM) products are being designed to be Microsoft(R) Windows(R)-compatible and to compete with Intel's post-486 generations of X86 microprocessors, including the Pentium and the Pentium Pro. Volume production of the initial K86(TM) products, a 75 MHz device tentatively known as the SSA/5-75, is anticipated to begin in the first half of 1996. K86 products designed to achieve a performance advantage over existing Pentium microprocessors are expected to be in volume production in the second half of 1996. There can be no assurance that the company will be able to introduce its K86 products in a timely manner to meet competition, that these microprocessors will not face severe price competition, that these microprocessors will achieve planned design performance, or that superior competitive products will not be introduced. There can be no assurance that the K86 products will achieve market acceptance or desired financial results. Any such failure could materially adversely affect the company's future operating results.

     The substantial resources which the company has devoted to the development of the AMD-K5(TM) in the third quarter of 1995 has impacted the company's efforts to develop successive generation products, such as those designed to compete with the Pentium Pro and Intel's subsequent generation products. To the extent that the introduction of each generation of K86 products is delayed, the company's revenues, margins and profits will be materially adversely affected.

     Compaq Computer Corporation ("Compaq") has advised the company that it is reviewing its practice of purchasing microprocessors from suppliers other than Intel, and is in the process of determining whether it will purchase microprocessors from suppliers other than Intel in the near term. The company believes that Compaq will consider the purchase of the company's K86 microprocessors when they become available, but no assurance can be given that any purchases will be made by Compaq or, if they are, that they will not be terminated by Compaq due to the availability of competing microprocessor products.

     On October 20, 1995, the company and NexGen, Inc. ("NexGen") executed an Agreement and Plan of Merger (the "Merger Agreement", a copy of which is attached to this report). A more complete discussion concerning the Merger Agreement is set forth in item 5 of this Report. The company has announced its intention to bring to production status NexGen's sixth-generation Nx686(TM) design in order to market the product as the AMD-K6(TM) microprocessor, the next generation of the AMD K86 SUPERSCALAR series. The company has also announced its intention to cease activity on its own sixth-generation design project in order to devote its related resources to future microprocessor generations. As a result, if the transaction provided for in the Merger Agreement were not to occur, the company would experience significant delays in bringing its own sixth-generation microprocessor product to production status.

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

     II.  OTHER INFORMATION

     Item 5.     Other Information

     On October 20, 1995, the company and NexGen, Inc. ("NexGen") executed an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, a wholly owned subsidiary of the company would be merged into NexGen (the "Merger"), and NexGen would become a wholly owned subsidiary of the company. Upon consummation of the Merger, each issued and outstanding share of the Common Stock of NexGen would be converted into the right to receive eight-tenths (0.8) of a share of the Common Stock of the Company. NexGen has approximately 42 million shares of common stock outstanding, common stock equivalents, and other potentially dilutive securities. The transaction is intended to be a tax free exchange for NexGen's stockholders.

     If approved, the transaction is expected to close in the first quarter of calendar 1996. There can be no assurance, however, that the transaction will be consummated. The consummation of the transaction is subject to customary conditions, including shareholders' approval and clearance by governmental agencies.

     Stockholders of NexGen holding approximately 38% of its outstanding Common Stock have executed Voting Agreements pursuant to which they have agreed to vote their shares in favor of the Merger.

     Concurrently with the execution of the Merger Agreement, the company and NexGen also executed a Secured Credit Agreement (the "Credit Agreement") pursuant to which the company has agreed to provide NexGen with a revolving line of credit in the aggregate principal amount of up to $30,000,000 until December 31, 1995, up to $50,000,000 from January 1, 1996, until March 31, 1996, and up to $60,000,000 from April 1, 1996, until June 30, 1996.
     Borrowings under the Credit Agreement will bear interest at prime plus 3.5% and will be secured by all tangible and intangible assets of NexGen, but will be subordinated to the existing senior indebtedness of NexGen. All outstanding principal and accrued interest on borrowings under the Credit Agreement are due 12 months after the termination of the Merger Agreement for any reason, or earlier if and when any person other than the company acquires more than 50% of NexGen's outstanding Common Stock but in any event not later than June 30, 1997.

     ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K
              -------------------------------

          A.  Exhibits
              --------

              2. Agreement and Plan of Merger dated October 20, 1995 among the company, AMD Merger Corporation and NexGen, Inc.

              3.4      Bylaws, as amended

              10.17(c) Letter Agreement dated August 4, 1995, between the company and Anthony Holbrook (amending that certain Letter Agreement filed as exhibit 10.17(b) to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

              10.28(a) First Amendment to Credit Agreement, dated as of April 7,
                       1995, amending the Credit Agreement dated as of September 21, 1994, by and among the company, Bank of America National Trust and Savings Association, as Agent, and the lenders named therein which was filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 25, 1994 and incorporated by reference in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 as Exhibit 10.28.

              10.28(b) Second Amendment to Amended and Restated Credit
                       Agreement, dated as of October 20, 1995, amending the Credit Agreement dated as of September 21, 1994 (as amended by the First Amendment to Credit Agreement dated as of April 7, 1995, filed herein as Exhibit 10.28(a)), by and among the company, Bank of America National Trust and Savings Association, as Agent, and the lenders named therein.

              10.29(a) Third Amended and Restated Guaranty dated August 21,
                       1995 by the company in favor of CIBC, Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment thereto filed as exhibits 10.29(a) and 10.29(b), respectively, to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

             10.29(b) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC, Inc. and AMD International Sales and Service, Inc. (amending the Building Lease filed as exhibit 10.29(c) to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

             10.29(c) Third Amendment to Land Lease dated August 21, 1995, by and between CIBC, Inc. and AMD International Sales and Service, Inc. (amending the Land Lease filed as exhibit 10.29(f) to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

             10.29(d) First Amendment to Third Amended and Restated Guaranty, dated as of October 20, 1995, amending the Third Amended and Restated Guaranty dated August 21, 1995, made by the company in favor of CIBC Inc. and filed herein as Exhibit 10.29(a).

             10.39(a) First Amendment to Term Loan Agreement, dated as of October 20, 1995, amending the Term Loan Agreement dated as of January 5, 1995, by and among the company, ABN AMRO Bank N. V., as Administrative Agent, and the lenders named therein which was filed as Exhibit 10.39 to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

             10.40 Secured Credit Agreement dated October 20, 1995, between the company and NexGen, Inc., and First Amendment to Secured Credit Agreement dated as of October 30, 1995 (incorporated by reference to Annex 1 of the Agreement and Plan of Merger attached as Exhibit 2 to this report).

             27.1      Financial Data Schedule

         B.  Report on Form 8-K
             ------------------

               The following report on Form 8-K was filed during the quarter for which this report is filed:

               1. Current Report on Form 8-K, dated September 25, 1995, filed on September 29, 1995, reporting under Item 5, the information contained in the company's press release dated September 25, 1995, which is attached as an exhibit to the report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ADVANCED MICRO DEVICES, INC.




     Date: November 1, 1995      By:  /s/ Geoffrey Ribar
          -------------------         ------------------
                                 Geoffrey Ribar
                                 Vice President and
                                 Corporate Controller

                                 Signing on behalf of the
                                 registrant and as the principal
                                 accounting officer

                                 EXHIBIT INDEX
                                 -------------

     Exhibits
     --------

        2. Agreement and Plan of Merger dated October 20, 1995 among the company, AMD Merger Corporation and NexGen, Inc.

        3.4          Bylaws, as amended

        10.17(c) Letter Agreement dated August 4, 1995, between the company and Anthony Holbrook (amending that certain Letter Agreement filed as exhibit 10.17(b) to the company's annual report on Form 10-K for the fiscal year ended December 25,
                     1994).

        10.28(a) First Amendment to Credit Agreement, dated as of April 7, 1995, amending the Credit Agreement dated as of September 21, 1994, by and among the company, Bank of America National Trust and Savings Association, as Agent, and the lenders named therein which was filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 25, 1994 and incorporated by reference in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 as Exhibit 10.28.

        10.28(b) Second Amendment to Amended and Restated Credit Agreement, dated as of October 20, 1995, amending the Credit Agreement dated as of September 21, 1994 (as amended by the First Amendment to Credit Agreement dated as of April 7, 1995, filed herein as Exhibit 10.28(a)), by and among the company, Bank of America National Trust and Savings Association, as Agent, and the lenders named therein.

        10.29(a) Third Amended and Restated Guaranty dated August 21, 1995 by the company in favor of CIBC, Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment thereto filed as exhibits 10.29(a) and 10.29(b), respectively, to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

        10.29(b) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC, Inc. and AMD International Sales and Service, Inc. (amending the Building Lease filed as exhibit 10.29(c) to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

        10.29(c) Third Amendment to Land Lease dated August 21, 1995, by and between CIBC, Inc. and AMD International Sales and Service, Inc. (amending the Land Lease filed as exhibit 10.29(f) to the company's annual report on Form 10-K for the fiscal year ended December 25, 1994).

        10.29(d) First Amendment to Third Amended and Restated Guaranty, dated as of October 20, 1995, amending the Third Amended and Restated Guaranty dated August 21, 1995, made by the company in favor of CIBC Inc. and filed herein as Exhibit 10.29(a).

        10.39(a) First Amendment to Term Loan Agreement, dated as of October 20, 1995, amending the Term Loan Agreement dated as of January 5, 1995, by and among the company, ABN AMRO Bank N. V., as Adminstrative Agent, and the lenders named therein which was filed as Exhibit 10.39 to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

        10.40 Secured Credit Agreement dated October 20, 1995, between the company and NexGen, Inc. and First Amendment to Secured Credit Agreement dated as of October 30, 1995 (incorporated by reference to Annex 1 of the Agreement and Plan of Merger attached as Exhibit 2 to this report).


        27.1         Financial Data Schedule