Form 10-K405
period 1995-12-31
ADVANCED MICRO DEVICES INC
filed 1996-03-21
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1995.

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  ______________________.


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


                                 One AMD Place
                             Sunnyvale, California
                    (Address of principal executive offices)
                                94086 (Zip Code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

                   Aggregate market value of the voting stock
                held by non-affiliates as of February 26, 1996.

                                 $2,623,543,765

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  133,337,618 shares as of February 26, 1996.



                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated into Parts I, II and IV hereof.

(2) Portions of the Proxy Statement dated on or before April 29, 1996, for the Annual Meeting of Stockholders to be held on April 25, 1996, are incorporated into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS

Cautionary Statement Regarding Forward Looking Statements

     The statements in Part I of this Form 10-K that are forward looking are based on current expectations, and actual results may differ materially. The forward looking statements include the future impact of the Advanced Micro Devices, Inc. (AMD) merger with NexGen, Inc.; future business prospects for microprocessor and Flash memory products; proposed and under construction projects in Japan, Germany and China; the use of external foundries for manufacturing; and the pricing and certification of K86 products. Forward looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the timely development and market acceptance of new products; the impact of competitive products and pricing; the timely development of wafer fabrication process technologies; the effect of changing general and industry specific economic conditions; business conditions and growth in the personal computer market; continued demand for AMD's microprocessor and Flash memory products; AMD's ability to access external sources of capital; and such risks and uncertainties detailed from time-to-time in AMD's Securities and Exchange Commission reports and filings, including Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-K and the Registration Statement on Form S-4 (Registration Statement No. 33-64911) filed in connection with the merger with NexGen, Inc.

General

     Advanced Micro Devices, Inc. was incorporated under the laws of the state of Delaware on May 1, 1969. The mailing address of AMD's executive offices is One AMD Place, P.O. Box

3453, Sunnyvale, California 94088-3453, and the telephone number is (408) 732-2400. Unless otherwise indicated, the terms ''the Corporation'' and ''AMD'' in this report refer to Advanced Micro Devices, Inc. and its subsidiaries.

     AMD is a semiconductor manufacturer with manufacturing facilities in the U.S. and Asia, and sales offices throughout the world. Focusing on the personal and networked computing and communications markets, AMD is a global company that derives more than half its revenues from international sales, mainly in Europe and Asia. The Corporation provides programmable products in concert with applications solutions to the manufacturers of equipment for personal and networked computation and communications.

Merger with NexGen, Inc.

     On January 17, 1996, the Corporation acquired NexGen, Inc. (NexGen) in a tax-free reorganization in which NexGen was merged directly into the Corporation (the Merger). The Merger will be accounted for under the pooling-of-interests method. The stockholders of NexGen received eight-tenths (0.8) of a share of the common stock of AMD for each outstanding share of the common stock of NexGen.

     The Merger resulted in substantial dilution of the interests of AMD's stockholders holding stock prior to the Merger. The 28,549,053 shares of AMD common stock issued to NexGen's stockholders represented approximately 21.5% of the approximately 133,074,340 shares of AMD common stock outstanding immediately after the Merger. In addition, AMD undertook to issue up to 4,541,528 shares of AMD common stock to fulfill NexGen's obligations with respect to outstanding options, warrants and rights. Assuming the issuance of all of such shares, those shares together with the shares of AMD common stock issued to the prior stockholders of NexGen in the Merger would represent approximately 24% of the approximately 137,615,868 shares of AMD common stock which would then be outstanding. As NexGen has not been profitable since its inception in 1986, the Merger has resulted in an immediate decrease in the earnings per share attributable to each share of AMD common stock outstanding prior to the Merger. The dilution resulting from the Merger could reduce the earnings per share of AMD common stock unless earnings growth or other business benefits sufficient to offset the effect of the issuance can be achieved. There can be no assurance that such benefits will be achieved.

     AMD will incur charges to operations currently estimated to be $10.0 million in the first quarter of 1996, to reflect transaction fees and costs incident to the Merger. Such fees and costs include investment banking, legal, accounting, financial, printing and other related charges. These amounts are preliminary estimates and are subject to change when the exact amounts are finally determined. Additional and unanticipated expenses may be incurred relating to the integration of the businesses of AMD and NexGen, including the integration of microprocessor products and the retargeting of NexGen products to AMD's manufacturing processes. Although AMD expects that over time the savings from elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses may offset additional expenses, there can be no assurance that such benefit will be achieved in the near term or at all.

     AMD will initially continue the operations of NexGen at its current location in Milpitas, California. The primary mission will be the development of high performance Microsoft Windows(R)-compatible microprocessors in the AMD K86(tm) Superscalar Series. S. Atiq Raza, former President and Chief Executive Officer of NexGen, will direct the operations. Mr. Raza has been appointed to the Board of Directors of the Corporation and has been named Corporate Vice President and Chief Technical Officer of AMD.

     AMD effected the Merger with the expectation that it would result in beneficial synergies. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of the companies will require, among other matters, integration of AMD's and NexGen's respective engineering personnel and product offerings, coordination of their sales and marketing and research and development efforts and implementation of the manufacturing of NexGen's products in AMD's facilities. There can be no assurance that the integration will be accomplished smoothly or successfully. The difficulties of the integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may divert the efforts of AMD personnel from other matters. The inability of management to integrate the operations of the two companies successfully could have a material adverse effect on the business and results of operations of the Corporation. In addition, as commonly occurs with mergers of technology companies, aggressive competitors may undertake formal initiatives during the integration phase to attract customers and to recruit key employees through various incentives.

     Prior to the Merger, NexGen granted limited manufacturing rights regarding certain of its current and future products, including the Nx586(R) and Nx686
(tm) microprocessors, to IBM and Compaq Computer Corporation (Compaq). The rights of IBM and Compaq to produce NexGen products for their own use and the rights of IBM to produce limited volumes of NexGen products for sale to third parties could reduce the potential market for NexGen products produced by AMD, the profit margin achievable with respect to such products, or both.

Products

     AMD began over twenty-five years ago as an alternate-source manufacturer of integrated circuits originally developed by other suppliers. Over time, AMD has become a manufacturer of proprietary products. The Corporation has made a significant investment in research and development, which has contributed to its becoming a leader in manufacturing and process technology within the integrated circuit industry. The Corporation plans to continue its significant commitment to research and development.

     The Corporation's products primarily consist of industry-standard integrated circuits, as opposed to custom circuits designed for a single customer. While a substantial portion of AMD's products are standard items, its products are increasingly designed for specific applications such as telecommunications, personal computers, engineering workstations, multimedia or local area networks. As a service to certain major customers, the Corporation modifies portions of these application-specific devices to meet specific customer needs. The resulting devices are produced in significant volumes for such customers.

     The Corporation is focusing its product development activities in two areas: (1) Computation Products, including x86, K86 Superscalar and other microprocessors, and I/O network products; and (2) Communications and Components, including voice/data communications (World Network(R)), and high-volume products such as programmable logic, non-volatile memory devices and embedded processors for personal computers. Personal computer (PC) products include microprocessors used in computers. High-volume products include Flash memory, Erasable Programmable Read-Only Memories (EPROMs), programmable logic devices (PLDs) and embedded processors. The Corporation's products are typically subject to intense competition, in an industry characterized by rapid technological advances and innovation.

     Since most of the Corporation's products are used in personal computers and related peripherals, the Corporation's future growth is closely tied to the performance of the PC industry. From time to time, the PC industry has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and resultant accelerated erosion of average selling prices. AMD's business could be materially and adversely affected by future industry-wide fluctuations in the PC marketplace.

Computation Products

     X86 Microprocessors. A microprocessor is the central processing unit (CPU) of a computer. A microprocessor processes system data and controls input/output, peripheral and memory devices. A microprocessor may also be used in connection with other processors such as microcontrollers, which are embedded microprocessors contained in peripherals or other coprocessors which perform certain functions such as arithmetic calculations. The x86 architecture, originally developed by Intel Corporation (Intel), has been the leading architecture for personal computer microprocessors. AMD's x86 microprocessor strategy has been to serve as an alternative source for x86 microprocessors, introducing products with higher performance at comparable prices. Since 1993 the Corporation has been licensed by Microsoft, the personal computer industry's leading supplier of operation systems software, to use the Microsoft(R) Windows(R) -compatible logo on AMD's microprocessor packaging and advertising to indicate that the Corporation's product is compatible with such software. The Corporation believes that this approach is consistent with what it perceives to be the computer industry's shift from an emphasis on hardware compatibility to software compatibility.

     In 1995, Am486(R) microprocessor sales decreased slightly primarily due to average selling price declines, partially offset by increases in unit sales. Am486 microprocessor products contributed a significant portion of the Corporation's revenues and profits in 1994 and 1995. Price declines are anticipated to continue in 1996 while unit shipments may be flat to down depending on market demand. The Corporation, therefore, expects Am486 microprocessor revenues and profits in 1996 to be below those of 1995 as the product life cycle of the fourth-generation x86 products draws to a close.

     K86(tm) Microprocessors. The Corporation expects that it will offer in 1996 its next generation of microprocessor products known as the K86 microprocessors, based on superscalar RISC-type architecture. The K86 products are designed to be compatible with operating system software such as Microsoft Windows. The K86 products are not designed to use any Intel copyrighted microcode; however, they do rely on patent licenses from several companies, including Intel.

     AMD expects 1996 to be a transitional year in the development of its next generation of microprocessor products and believes that the acquisition of NexGen is important to the development and introduction of K86 products. Future generations of K86 products will face competition not only from x86 products manufactured by Intel and others, but also from products based upon an increasing number of different architectures which have been developed or are under development by Hewlett Packard Company, IBM, Motorola, Inc., Sun Microsystems, Inc. and other manufacturers of integrated circuits. No assurance can be given that the K86 products will achieve market acceptance or be introduced before the average selling prices of comparable products have materially declined from their initial levels.

     AMD has an agreement with Compaq under which it supplies Compaq with microprocessor products, primarily the Am486 products; however, the agreement does not require Compaq to purchase microprocessor products from AMD. AMD believes that Compaq will consider the purchase of K86 microprocessors when they become available. No assurance can be given that any purchases will be made or, if they are, that they will not be terminated by Compaq due to the availability of competing microprocessor products.

     AMD plans to develop and produce NexGen's sixth-generation design as the AMD-K6(tm) microprocessor. AMD does not expect any sales of the AMD-K6 products in 1996.

     Adherence to industry standards is important to AMD's marketing strategy and product development effort. The establishment of standards is a function of user acceptance, and such standards are therefore subject to change. Customer acceptance of AMD's K86 products will depend upon the continued demand for x86-based personal computers, including the continued development of application software programs for such computers. There can be no assurance of the continued acceptance of the x86 standard or that software developers will continue to develop software compatible with this standard.

     For a discussion of the risk factors related to the Corporation's microprocessor products, please see the ''Cautionary Statements and Risk Factors'' section of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the 1995 Annual Report to Stockholders.

     Personal Computer I/O and Local Area Networks. The Corporation offers a range of integrated circuits that work with central processing units to manage selected input/output system functions such as control disk drives, keyboards, printers and communications and networking devices. The Corporation also supplies a range of products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are designed for a specific application. In the case of some large customers, these products are tailored for specific customer needs.

Communications and Components

     Networks and Voice/Data Communications. The Corporation provides a wide variety of products for a broad spectrum of connectivity solutions. These include applications in central office switches, PBX equipment, voice/data terminals, and different performance classes of Local Area Networks (LANs) used to connect workstations and personal computers. In addition to providing the integrated circuits for these applications, the Corporation also provides various forms of hardware evaluation tools, development software and interface software. The Corporation offers several Ethernet products designed for use on personal computer motherboards and add-in cards. AMD is also a supplier of chipsets to support the 100-megabit-per-second Fiber Distributed Data Interface (FDDI) local area network standard which is primarily used in network backbones and to connect high performance workstations and servers. The Corporation has also developed, in cooperation with systems manufacturers, a family of devices for the 10Base-T standard, which allows transmission of data using Ethernet protocols on twisted-pair wiring, rather than on the more expensive coaxial cable.

     The Subscriber Line Interface Circuit (SLIC) and the Subscriber Line Audio-Processing Circuit (SLAC(tm)) are an integral part of a design for digital telephone switching equipment. The SLIC connects the user's telephone wire to the telephone company's digital switching equipment. The SLAC is a coder/decoder which converts analog voice signals to a digital format and back.

     Non-Volatile/Volatile Memories. Memory components are used to store computer programs and data entered prior to or during system operation. There are two types of memory storage capability: volatile and non-volatile. Volatile memories include Dynamic and Static Random Access Memories (DRAMs and SRAMs). Non-volatile memories retain data when system power is shut off, while volatile memories do not. Non-volatile memories include EPROMs and Flash memories.

     The Corporation's memory products are primarily non-volatile memories used in a wide range of applications such as PCs, workstations, peripherals, cellular telephones, instrumentation, PBX equipment, avionics and a variety of other equipment where programmed data storage is needed. The Corporation has developed a family of Flash memories to address the emerging market for PC memory cards, solid-state disks, cellular communications and networking applications. The Corporation offers Flash memory devices up to 16 megabits in density. During 1995, Flash memory devices contributed, and are expected to continue to contribute in 1996, a significant and increased portion of the Corporation's revenues and profits. The Corporation also offers a family of CMOS EPROM devices from 64K to 4 megabits in density.

     Programmable Logic Devices (PLDs). The Corporation is a supplier of high-speed, field-programmable integrated circuits. PLDs generally afford a user increased design flexibility relative to standard logic devices. The initial design time and cost in customizing a programmable device is significantly less than designing a custom integrated circuit or customizing a gate array logic device. The Corporation is in the process of transferring its operations relating to the design, development and marketing of PLDs to a wholly-owned subsidiary dedicated solely to PLDs. The subsidiary will rely upon the Corporation for manufacturing services.

     Embedded Control Microprocessors. The Corporation's proprietary Am29000(R) family of RISC microprocessors is used in applications which include high-performance laser printer controllers, high-resolution graphics controllers, communications controllers and accelerator cards. Although the Corporation has discontinued development of new Am29000 products, it continues to produce existing ones. The Corporation will develop new products for the embedded control microprocessor market based on AMD's x86 microprocessors.

Marketing and Sales

     AMD's products are marketed and sold under the AMD(R) trademark. AMD markets and sells its products primarily to a broad base of original equipment manufacturers (OEMs) of computation and communication equipment. No single OEM customer accounted for more than ten percent (10%) of sales during the fiscal year ended December 31, 1995. One of AMD's distributors, Arrow Electronics, Inc., accounted for approximately twelve percent (12%) of net sales. AMD employs a direct sales force through its principal facilities in Santa Clara County, California, and field sales offices throughout the United States and abroad (primarily Europe and the Asia-Pacific Basin). AMD also sells its products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements.
The distributors also sell products manufactured by AMD's competitors, including those products for which AMD is an alternate source.

     Distributors typically maintain an inventory of AMD's products. Pursuant to the Corporation's agreements with the distributors, AMD protects its distributors' inventory of AMD's products against price reductions as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of AMD's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect AMD's operating results. (See
Note 2 of Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders.)

     AMD derives a substantial portion of its revenues from its sales subsidiaries located in Europe and the Pacific Rim. AMD subsidiaries have offices in Australia, Belgium, Canada, China, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Scotland, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom. (See Note 12 of Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders.) The international sales force also works with independent sales representatives and distributors in approximately 32 countries, including those where AMD has sales subsidiaries. AMD's international sales operations entail political and economic risks, including expropriation, currency controls, exchange fluctuations, changes in freight rates, and changes in rates and exemptions for taxes and tariffs.

     While AMD derives more than half of its revenues from international sales, only a portion of AMD's international sales are denominated in foreign currencies. The Corporation enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Corporation's foreign net monetary asset position including the Corporation's liabilities for products purchased from Fujitsu AMD Semiconductor Limited (FASL). The hedging transactions in 1995 were denominated in lira, yen, French franc, deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. (For more information, see Item 7, Footnotes 2 and 3, Management's Discussion and Analysis of Results of Operations and Financial Condition.)

     AMD's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect upon the results of AMD's operations and financial condition.

Backlog

     AMD manufactures and markets standard lines of products. Consequently, a significant portion of its sales are made from inventory on a current basis. Sales are made primarily pursuant to (1) purchase orders for current delivery, or (2) agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Generally, in light of current industry practice and experience, AMD does not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Competition

     The markets for AMD's products are characterized by rapid innovation and technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements and short product life cycles. AMD's success substantially depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances. An unexpected change in one or more of the technologies related to its products or in market demand for products based on a particular technology could have a material adverse effect on AMD's results of operations or financial condition. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

     Historically, the semiconductor industry has experienced rapid technological advances together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and a successive generation of products is developed and introduced for sale. AMD's future revenues and profits may continue to be adversely affected by price reductions by Intel and other competitors.

     Numerous firms compete with AMD in the manufacture and sale of integrated circuits. Some of these firms have resources greater than those of AMD and do not depend upon integrated circuits as their principal source of revenue. There is also significant captive production by certain large users of integrated circuits, such as manufacturers of computers, telecommunications equipment and consumer electronics products.

     AMD competes for integrated circuit market share with, among others, Intel, Texas Instruments, Motorola, National Semiconductor, IBM, Philips, Nippon Electric Co., SGS-Thomson, Hitachi, Toshiba, Fujitsu Limited (Fujitsu), Matsushita, Mitsubishi, Samsung, Hyundai and Siemens, all of whom are making active efforts to increase their respective and collective worldwide market shares. (For more information concerning Fujitsu, see the discussion on the joint venture with Fujitsu below.) Intel, in particular, has long held a dominant position in the market for microprocessors used in PCs. Intel's dominant market position has to date allowed it to set x86 microprocessor standards and thus dictate the type of product the market requires of Intel's competitors. In addition, Intel's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors who are forced to reduce prices to maintain competitiveness. AMD expects Intel to continue to spend substantial sums on research and development, on new manufacturing facilities, and to maintain its dominant position through advertising campaigns designed to engender brand loyalty to Intel among PC purchasers. As long as Intel remains in this dominant position, its product introduction schedule and product pricing strategy may have a material adverse effect on AMD's business, operating results and financial condition.

     With one exception, the above-mentioned competitors are either substantially larger in both gross sales and total assets than AMD or are part of larger corporate enterprises to whose resources, financial and otherwise, the competitors have access. In addition to the above, many other companies dedicated to only one or two process technologies and product types compete with the Corporation in those technologies and product types.

Research and Development

     The Corporation's expenses for research and development in 1993, 1994 and 1995, were $262,802,000, $279,984,000 and $397,555,000, respectively. Such expenses represented 15.9%, 13.1%, and 16.4% of sales in 1993, 1994 and 1995, respectively. AMD's research and development expenses are charged to operations as incurred. Most of AMD's research and development personnel are integrated into the engineering staff.

Manufacturing

     The Corporation's wafer fabrication activities are currently conducted at AMD's facilities in California and Texas. AMD also has formed a joint venture and has entered into foundry agreements for the manufacture of integrated circuits.

     AMD Facilities. The Corporation's 900,000 square foot submicron semiconductor manufacturing facility in Austin, Texas (Fab 25), began volume production in its first phase in late 1995. The Corporation presently estimates that the cost of this facility will be approximately $1.7 billion when fully equipped. The Corporation is currently planning to construct an 875,000 square foot submicron wafer fabrication and design facility in Dresden, Germany at a presently estimated cost of approximately $1.5 billion over the next five years before German government financing. Groundbreaking on the new facility is expected to occur in the second half of 1996.

     Joint Venture with Fujitsu Limited. In 1993, AMD and Fujitsu formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of integrated circuits. Through FASL, the two companies have constructed and are operating an $800 million wafer fabrication facility in Aizu-Wakamatsu, Japan, to produce non-volatile memory devices such as Flash memories and EPROMs. The facility began volume production in the first quarter of 1995, and utilizes eight-inch wafer processing technologies capable of producing products with geometries of one-half (0.5) micron or smaller. Currently, the primary mission of FASL is the production of Flash memory devices. AMD and Fujitsu will not independently produce Flash memory and EPROM products with geometries of one-half (0.5) micron or smaller outside of the joint venture.

     In the third quarter of 1995, FASL approved construction of a second Flash memory fab (FASL II) at a site contiguous to the existing facility. Groundbreaking on the new facility occurred in the first quarter of 1996. The planned $1.1 billion in capital expenditures for FASL II construction is expected to be funded by cash anticipated to be generated from FASL operations and, if necessary, bank borrowings by FASL. However, in the event that FASL is unable to secure the necessary funds for FASL II, AMD is required to contribute cash or guarantee third party loans in proportion to its 49.95 percentage interest in FASL. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

     In connection with FASL, AMD and Fujitsu have entered into various joint development, cross-license and investment arrangements. Accordingly, AMD and Fujitsu will provide their product designs and process and manufacturing technologies to FASL. In addition, both companies will collaborate in developing manufacturing processes and designing integrated circuits for FASL. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited to certain geographic areas. Consequently, AMD's ability to sell certain products incorporating Fujitsu intellectual property, whether or not produced by FASL, is also limited in certain territories, including the United Kingdom and Japan.

     Foundries. AMD has foundry arrangements with third parties for the production of products other than microprocessor and Flash products and may increase its use of such foundry arrangements in the future.

     If AMD is unable to generate sufficient manufacturing capabilities in its own facilities or through foundry or similar arrangements with others, AMD may not be able to produce sufficient products to meet demand. This could have an adverse effect on AMD's results of operations. AMD anticipates that NexGen's products and technology acquired in the Merger will eventually be manufactured by AMD. There can be no assurance that AMD's manufacturing facilities and processes will be compatible with the manufacturing of NexGen's products without substantial reconfiguration, the timing of which might adversely affect the results of AMD's operations and financial condition. If any substantial interruption were to occur with respect to any of AMD's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, there could be a material adverse effect on AMD's results of operations. AMD's operating results may also be materially adversely affected by fluctuations in manufacturing yields.

     Assembly and Testing. Nearly all product assembly and final testing are performed at AMD's manufacturing facilities in Penang, Malaysia; Singapore; and Bangkok, Thailand; or by subcontractors in Asia. In December 1995, AMD entered into an agreement to lease land in Suzhou, China to be used for the construction and operation of an additional test and assembly facility.

     Foreign manufacture entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight rates and in interest rates, and exemptions for taxes and tariffs. For example, if AMD were not able to assemble and test its products abroad, or if air transportation between the United States, the Corporation's overseas facilities and customers worldwide were disrupted, there could be a material adverse effect on the Corporation's operations. The Corporation has not experienced any material adverse effects associated with such risks.

     Raw Materials. Certain of the raw materials used by the Corporation in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry are principally supplied by Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations. To date, AMD has not experienced significant difficulty in obtaining the necessary raw materials.

     Environmental Regulations. AMD is subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Corporation believes that it is currently in compliance in all material respects with these regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Corporation, suspension of production, alteration of the Corporation's manufacturing processes or cessation of operations. Such regulations could require the Corporation to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. (See Item 3, Legal Proceedings, Number 1.) Any failure by the Corporation to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Corporation to future liabilities.

     Key Personnel. AMD's future success depends in part upon the continued service of its key engineering, sales, marketing and executive personnel in the engineering design areas of AMD's activities. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to AMD's product development programs or otherwise have a material adverse effect on AMD's business and operating results. AMD has an employment agreement with W. J. Sanders III, its Chairman and Chief Executive Officer, which obligates Mr. Sanders not to compete with the Company following a termination of his employment under certain circumstances. AMD has no employment or noncompetition agreements with any of its other officers, directors or key employees except S. Atiq Raza and Vinod Dham who entered into noncompetition agreements with AMD upon consummation of the Merger.

     Product Defects; Incompatibility. One or more of AMD's products may possibly be found to be defective after AMD has already shipped in volume, requiring a production replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on AMD. For its future generations of K86 microprocessors, AMD intends to obtain Windows and Windows 95 certifications from Microsoft Corporation (Microsoft), Platinum certification from XXCAL, a testing organization, and other appropriate certifications. While AMD submits its products to rigorous internal and external testing, there can be no assurance that AMD's products will be compatible with all standard PC software or hardware. Any inability of AMD's customers to achieve such compatibility or compatibility with other software or hardware after AMD's products are shipped in volume would have a material adverse effect on AMD's business and operating results. There can be no assurance that AMD will be able to successfully correct any such compatibility or other product defect problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the announcement of a product defect in AMD's products or incompatibility could have a material adverse effect on AMD.

     Earthquake Danger. AMD's corporate headquarters, a portion of its manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. AMD's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

Intellectual Property and Licensing

     AMD and its subsidiaries have been granted 972 United States patents, and approximately 872 patent applications are pending in the United States. In certain cases, the Corporation has filed corresponding applications in foreign jurisdictions. The Corporation expects to file future patent applications in both the United States and abroad on significant inventions as it deems appropriate.

     On January 11, 1995, the Corporation and Intel reached an agreement to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, the Corporation signed a five-year, comprehensive patent cross-license agreement with Intel which expires on December 31, 2000. The agreement provides that after December 31, 1999, the parties will negotiate in good faith a patent cross-license agreement to be effective January 1, 2001. Effective January 1, 1996, the new agreement gives the Corporation and Intel the rights to use each others' patents and certain copyrights, exclusive of microprocessor microcode copyrights. The cross-license is royalty-bearing for the Corporation's products that use certain Intel technologies. The Corporation is required to pay Intel minimum non-refundable royalties during the years 1997 to 2000.

     In addition, AMD has entered into numerous cross-licensing and technology exchange agreements with other companies under which it both transfers and receives technology and intellectual property rights. Although the Corporation attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Corporation will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Corporation may file will be issued or that foreign intellectual property laws will protect the Corporation's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Corporation will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Corporation. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Corporation's products or design around the patents licensed by or issued to the Corporation.

     From time to time, AMD has been notified that it may be infringing intellectual property rights of others. If any such claims are asserted against the Corporation, the Corporation may seek to obtain a license under the third party's intellectual property rights. The Corporation could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Corporation's business, financial condition and results of operations. No assurance can be given that all necessary licenses can be obtained on satisfactory terms, nor that litigation may always be avoided or successfully concluded. (See also Item 3, Legal Proceedings, Numbers 6 and 7.)

Employees

     On January 28, 1996, AMD and its subsidiaries employed approximately 12,797 employees.


ITEM 2.  PROPERTIES

     AMD's principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 3.07 million square feet and are located in Santa Clara County, California and Austin, Texas. (See Item 1, Manufacturing and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.) Over 2.54 million square feet of this space is in buildings owned by the Corporation.

     The Corporation entered into certain operating leases for property containing two buildings with approximately 360,000 square feet, located on 45.6 acres of land in Sunnyvale, California at One AMD Place and 991 Stewart Avenue (One AMD Place). In 1994, the Corporation began utilizing One AMD Place for its corporate sales, marketing and administrative offices. This lease provides the Corporation with the option to purchase One AMD Place during the lease term. At the end of the lease term in 1998, the Corporation is obligated to either purchase One AMD Place or arrange for its sale to a third party with a guarantee of residual value to the seller. In 1993, the Corporation entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used in connection with One AMD Place.

     The Corporation also owns or leases facilities containing approximately 730,000 square feet for its operations in Malaysia, Singapore and Thailand (See
Item 1, Manufacturing and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.) Of the entire worldwide facilities owned or leased by the Corporation, approximately 580,000 square feet are currently vacant. In addition, approximately 180,000 square feet are currently vacant until the construction of Fab 25 is completed. The Corporation has entered into an agreement to lease 723 acres of land in Suzhou, China. The Corporation holds 74 undeveloped acres of land in the Republic of Ireland. The Corporation also has an equity interest in 58 acres of land in Albuquerque, New Mexico, which it has under a contract to sell that is expected to close in 1996.

     AMD leases 34 sales offices in North America, six sales offices in Asia and thirteen sales offices in Europe for its direct sales force. These offices are located in cities in major electronics markets where concentrations of AMD's customers are located.

     Leases covering the Corporation's facilities expire over terms of generally one to twenty years. The Corporation anticipates no difficulty in either retaining occupancy of any of its facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities. (See Note 14 of Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders.)


ITEM 3.  LEGAL PROCEEDINGS

     1. Environmental Matters. Since 1981, the Corporation has discovered, investigated and begun remediation of three sites where releases from underground chemical tanks at its facilities in Santa Clara County, California, adversely affected the groundwater. The chemicals released into the groundwater were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which is no longer used by the Corporation) has been identified as a probable carcinogen.

     In 1991, the Corporation received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB) relating to the three sites. One of the sites (Final Site Clean-up Requirements Order No. 91-102) includes clean-up of groundwater contamination from TRW Microwave, Inc. (TRW), Philips Semiconductors (formerly Signetics Corporation) and AMD, which the RWQCB claims merged. AMD is proceeding jointly with Philips and TRW to clean up the merged contamination and the parties are contributing to the clean-up equally. However, there has been no allocation of responsibility for the contamination between the parties. Another of the sites (Final Site Clean-up Requirements Order Nos. 91-139 and 91-
140) includes clean-up of groundwater contamination from National Semiconductor Corporation, AMD and others, which the RWQCB claims merged. National Semiconductor Corporation and AMD have been named in the orders as primarily responsible and have commenced clean-up efforts in accordance with their respective orders. However, there has been no allocation of responsibility for the groundwater contamination. The third site (Final Site Clean-up Requirements Order No. 91-101) is primarily the responsibility of the Corporation.

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

     If the Corporation fails to satisfy federal compliance requirements or inadequately performs the compliance measures, the government (a) can bring an action to enforce compliance, or (b) can undertake the desired response actions itself and later bring an action to recover its costs and penalties, which is up to three times the costs of clean-up activities, if appropriate. With regard to certain claims related to this matter, the statute of limitations has been tolled. AMD has computed and recorded the estimated environmental liability in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the clean-up. The amount of environmental charges to earnings has not been material during the last three fiscal years. AMD believes that the potential liability, if any, in excess of amounts already accrued with respect to the foregoing environmental matters will not have a material adverse effect on the financial condition or results of operations of AMD.

     A notice dated October 3, 1994, was received by the Corporation from the Department of Ecology of the State of Washington indicating that the Department had determined the Corporation to be a potentially liable person for the release of hazardous substances on a site located in Yakima, Washington. The Corporation believes that the foregoing environmental matter will not have a material adverse effect on the financial condition or results of operations of the Corporation.

     2. Edward McDaid v. Sanders, et al. (Case No. C-95-20750-JW, N.D. Cal.). On November 3, 1995, an AMD shareholder filed a class action complaint against AMD and several of its officers and directors. The complaint avers a single claim for relief pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class consists of all purchasers of AMD common stock during the period April 11, 1995, through September 22, 1995. The plaintiff alleges that during this class period the defendants made or caused AMD to make misleading statements with respect to the development of the Corporation's AMD-K5(tm) microprocessor. The complaint seeks class damages in an unstated amount, equitable relief, plus interest, attorneys' fees, expert witness fees and other litigation costs. AMD intends to contest the litigation vigorously. Based upon information presently known to management, the Corporation does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Corporation.

     3. Caroline Kozlowski, et al. v. Sanders, et al. (Case No. C95-04081-MMC, N.D. Cal.). On November 15, 1995, two AMD shareholders filed a class action complaint against AMD and several of its officers and directors. The complaint mirrors the McDaid complaint (described in Item 3, Number 2, above) in all material respects and likewise avers a single claim for relief pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class consists of all purchasers of AMD common stock during the period April 11, 1995, through September 22, 1995. The plaintiffs allege that during this class period the defendants made or caused AMD to make misleading statements with respect to the development of the Corporation's AMD-K5 microprocessor. The complaint seeks class damages in an unstated amount, equitable relief, plus interest, attorneys' fees, expert witness fees and other litigation costs. AMD intends to contest the litigation vigorously. Based upon information presently known to management, the Corporation does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Corporation.

     4. SEC Investigation. The Securities and Exchange Commission (SEC) began an informal investigation of the Corporation in 1993 regarding the Corporation's disclosures about the development of its Am486SX microcode in a development process and the extent to which it included access to Intel's 386 microcode. These disclosures were the subject of securities class actions and a derivative suit that were settled and dismissed with prejudice. The Corporation has been cooperating fully with the SEC's requests for information. The investigation, however, is not yet completed and no assurance can be given that the SEC will not bring an action against the Corporation or any of its employees. There can also be no assurance that any action taken by the SEC arising from its investigation will not have a material adverse effect on the Corporation.

     5. Irving Karton and Jason Lyons v. S. Atiq Raza, et al. (Case No. CV753583, Cal. Sup. Ct., County of Santa Clara, California). On November 1, 1995, two alleged shareholders of NexGen filed suit against NexGen, its board of directors and a former director of NexGen. The complaint, as amended, alleged that the consideration which NexGen stockholders would receive pursuant to the Merger was inadequate; the defendants had therefore breached the directors' fiduciary duties to the stockholders of NexGen; the Merger consideration was below the fair or inherent value of NexGen; the defendants had not considered other potential purchasers of NexGen or its stock; and there had been inadequate disclosure of material facts concerning the business and prospects of NexGen as they related to the Merger. The amended complaint sought an injunction against the Merger, rescission of the Merger, if consummated, unspecified damages, attorneys' fees and other relief. On December 12, 1995, all parties to the litigation entered into a Memorandum of Understanding that contemplates the settlement of the litigation, pursuant to which the agreement governing the Merger was amended in certain respects; a stockholder rights plan adopted by NexGen was amended in certain respects; and NexGen made certain disclosures to its stockholders in connection with the Merger which were requested by the plaintiffs. The Stipulation of Settlement pursuant to which the litigation will be dismissed was preliminarily approved on January 11, 1996. AMD has succeeded to the rights and obligations of NexGen under the Memorandum of Understanding and the Stipulation of Settlement. Attorneys for the plaintiff class have agreed to apply to the court for fees and expenses to be paid by the defendants. The agreed upon amount is not material, and is payable in AMD common stock or, at AMD's option, in cash.

     6. Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C-94-20567-RMW, U.S. District Ct., San Jose, California). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the Corporation's and Altera Corporation's programmable logic devices. AMD intends to contest the counterclaim vigorously. Based upon information presently known to management, the Corporation does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Corporation.


     7. Thorn EMI North America, Inc. v. Advanced Micro Devices, Inc. (Case No. 95-199-RRM, U.S. District Ct., Wilmington, Delaware). This litigation was filed in 1995 and alleges that AMD is infringing a patent owned by Thorn EMI North America, Inc. relating to processes used by AMD to manufacture microprocessors. The action seeks unspecified damages for past infringement and an injunction against alleged further infringement. AMD intends to contest this litigation vigorously. Based upon information presently known to management, the Corporation does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Corporation.

     8. Other Matters. The Corporation is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Corporation.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



Executive Officers of the Registrant

                                                                                        Held
        Name              Age                          Position                         Since
        ----              ---                          --------                         -----
W. J. Sanders III         59       Chairman of the Board and Chief Executive Officer.    1969

Richard Previte           61       Director, President and Chief Operating Officer.      1989
                                   Mr. Previte became Chief Operating Officer in 1989
                                   and President in 1990.  Mr. Previte was Chief
                                   Financial Officer and Treasurer from 1969 to 1989.

Marvin D. Burkett         53       Senior Vice President, Chief Financial and            1989
                                   Administrative Officer and Treasurer.
                                   Mr. Burkett was Controller from 1972 until 1989.

Eugene D. Conner          52       Senior Vice President, Operations. Mr. Conner         1987
                                   joined the Corporation in 1969, and was elected
                                   an executive officer in 1981.

S. Atiq Raza              47       Director, Corporate Vice President and Chief          1996
                                   Technical Officer.  Formerly, Mr. Raza was
                                   the Chairman of the Board, President, Chief
                                   Executive Officer, and Secretary of NexGen, Inc.

Stanley Winvick           56       Senior Vice President, Human Resources. Mr. Winwick   1991
                                   had been Vice President, Human Resources since 1980.

Stephen J. Zelencik       61       Senior Vice President and Chief Marketing             1979
                                   Executive. Mr. Zelencik joined the Corporation
                                   in 1970.

Thomas M. McCoy           45       Vice President, General Counsel and  Secretary.       1995
                                   Prior to joining the Corporation, Mr. McCoy was
                                   with the law firm of O'Melveny and Myers where
                                   he had been a partner since 1985.

        There is no family relationship between any executive officers of the Corporation.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The information regarding market price range, dividend information and number of holders of common stock of AMD appearing under the caption "Financial Data and Financial Summary" on pages 30 and 31 of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.

     On May 25, 1994, the Securities and Exchange Commission declared effective the Corporation's shelf registration statement covering up to $400 million of its securities, which may be either debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock, or any combination of the foregoing which the Corporation may offer from time to time in the future. To date, the Corporation has not offered or sold any securities registered under the $400 million registration statement. The nature and terms of the securities will be established at the time of their sale. The Corporation may offer the securities through underwriters to be named in the future, through agents or otherwise.
The Corporation expects that the net proceeds of any offering would be used for general corporate purposes including but not limited to the reduction of outstanding indebtedness, working capital increases and capital expenditures.

     In February 1990, the Corporation adopted a shareholder rights plan. In accordance with this plan, the Corporation paid a dividend of one preferred stock purchase right on each outstanding share of common stock pursuant to a Rights Agreement. Each right entitled the registered holder to purchase from the Corporation one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, for a price of $65.00, subject to adjustment. The rights were redeemable by the Corporation and would have expired on December 31, 2000. At a meeting on February 16, 1995, the Board of Directors authorized and directed the redemption of the preferred stock purchase rights. They were redeemed on May 3, 1995.

     On February 10, 1995, the Corporation called all outstanding shares of its preferred stock for redemption on March 13, 1995, at a redemption price of $509.00 per share, plus $7.30 of accrued and unpaid dividends. Prior to the redemption date, 343,427 shares of preferred stock were surrendered for conversion which resulted in the issuance of 6,824,694 shares of the Corporation's common stock. Pursuant to previous arrangements, on March 14, 1995, the Corporation sold 28,518 shares of its common stock to certain institutions and used the proceeds to fund the redemption of 1,435 shares of preferred stock which were not converted.


ITEM 6.  SELECTED FINANCIAL DATA

     The information regarding selected financial data for the fiscal years 1991 through 1995 under the caption "Financial Summary" on page 31 of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The information appearing under the caption ''Management's Discussion and Analysis of Results of Operations and Financial Condition'' on pages 8 through 12 of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

      AMD's consolidated financial statements at December 25, 1994, and December 31, 1995 and for each of the three fiscal years in the period ended December 31, 1995, and the report of independent auditors thereon, and the unaudited quarterly financial data of AMD for the two-year period ended December 31, 1995, on pages 13 through 30 of the Corporation's 1995 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing at the end of Part I under the caption "Executive Officers of the Registrant" and under the captions "Proposal No. 1--Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the paragraphs entitled "Directors Fees and Expenses" under the caption "Committees and Meetings of the Board of Directors," and the information under the captions "Executive Compensation" (not including the Compensation Committee Report or the performance graph), "Compensation Agreements," "Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1996, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions "Principal Stockholders" and "Stock Ownership Table" in the Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1996, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Relationships and Related Transactions" in the Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statements:


                                                         Page References
                                                        ------------------
                                                              1995 Annual
                                                        Form   Report to
                                                        10-K  Stockholders
                                                        ----  ------------
Report of Ernst & Young LLP, Independent Auditors       ___       29
Consolidated Statements of Income for each of the
        three fiscal years in the period ended
         December 31, 1995                              ___       13
Consolidated Balance Sheets at December 25, 1994
        and December 31, 1995                           ___       14
Consolidated Statements of Cash Flows for each of the
        three fiscal years in the period ended
         December 31, 1995                              ___       15
Notes to Consolidated Financial Statements              ___       16
Supplementary Financial Data:
      Fiscal years 1994 and 1995 by quarter (unaudited) ___       30


2. Financial Statement Schedule

     The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule Covered by Reports of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statement
Schedule:


                                                      Page References
                                                      ---------------
                                                           1995 Annual
                                                      Form   Report to
                                                      10-K  Stockholders
                                                      ----  ------------
 Schedule II   Valuation and Qualifying Accounts      F-3       ___


     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto. With the exception of the information incorporated by reference into Parts I, II and IV of this Form 10-K, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. The following is a list of such Exhibits:


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
             2               Agreement and Plan of Merger dated October 20,
                             1995, as amended, between the Corporation and
                             NexGen, Inc. as filed as Exhibit 2 to the
                             Corporation's Quarterly Report for the period
                             ended October 1, 1995, and as Exhibit 2.2 to the
                             Corporation's Current Report on Form 8-K dated
                             January 17, 1996, is hereby incorporated by
                             reference.

             3.1             Certificate of Incorporation, as amended, filed as
                             Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended July 2, 1995, is hereby incorporated by reference.

             3.2             By-Laws, as amended.

              4 The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

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

           *10.6             Forms of Stock Option Agreements, filed as Exhibit
                             10.8 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

           *10.7             Form of Limited Stock Appreciation Rights
                             Agreement, filed as Exhibit 4.11 to the
                             Corporation's Registration Statement on Form S-8
                             (No. 33-26266), is hereby incorporated by reference.

           *10.8 AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 26, 1993, is hereby incorporated by reference.

           *10.9             Forms of Restricted Stock Agreements, filed as
                             Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, are hereby incorporated by reference.

           *10.10            Resolution of Board of Directors on September 9,
                             1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

           *10.11(a)         Employment Agreement dated July 1, 1991, between
                             the Corporation and W. J. Sanders III, filed as
                             Exhibit 10.1 to the Corporation's Form 8-K dated
                             September 3, 1991, is hereby incorporated by
                             reference.

           *10.12(b)         Amendment dated August 27, 1991, to Employment
                             Agreement between the Corporation and W. J.
                             Sanders III, filed as Exhibit 10.2 to the
                             Corporation's Form 8-K dated September 3, 1991, is
                             hereby incorporated by reference.

           *10.12            Management Continuity Agreement between the
                             Corporation and W. J. Sanders III, filed as
                             Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, is hereby incorporated by reference.

           *10.13            Bonus Agreement between the Corporation and
                             Richard Previte, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

           *10.14            Executive Bonus Plan, as amended, filed as Exhibit
                             10.16 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.


           *10.15(a)         Letter Agreement between the Corporation and
                             Anthony B. Holbrook dated August 24, 1994, filed
                             as Exhibit 10.17(b) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 24, 1994, is hereby incorporated by
                             reference.

           *10.15(b)         Letter Agreement dated August 4, 1995, between the
                             Corporation and Anthony B. Holbrook (amending the
                             Letter Agreement filed as Exhibit 10.17(b) to the
                             Corporation's Annual Report on Form 10-K for the
                             fiscal year ending December 24, 1994).

           *10.15(c)         Letter Agreement dated November 29, 1995, between
                             the Corporation and Anthony B. Holbrook (amending
                             the Letter Agreement filed as Exhibit 10.17(b) to
                             the Corporation's Annual Report on Form 10K for
                             the fiscal year ended December 24, 1994).

           *10.16            Form of Bonus Deferral Agreement, filed as Exhibit
                             10.12 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

           *10.17            Form of Executive Deferral Agreement, filed as
                             Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             31, 1989, is hereby incorporated by reference.

           *10.18 Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 31, 1989, is hereby incorporated by reference.

            10.19            License Agreement with Western Electric Company,
                             Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended 1979, is hereby incorporated by reference.

            10.20            Intellectual Property Agreements with Intel
                             Corporation, filed as Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

           *10.21 Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as
                             Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             27, 1987, is hereby incorporated by reference.

           *10.22            Form of Management Continuity Agreement, filed as
                             Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, is hereby incorporated by reference.


          **10.23(a)         Joint Venture Agreement between the Corporation
                             and Fujitsu Limited, filed as Exhibit 10.27(a) to
                             the Corporation's Amendment No. 1 to its Annual
                             Report on Form 10K/A for the fiscal year ended
                             December 26, 1993, is hereby incorporated by
                             reference.

          **10.23(b)         Technology Cross-License Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(b) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(c)         AMD Investment Agreement between the Corporation
                             and Fujitsu Limited, filed as Exhibit 10.27(c) to
                             the Corporation's Amendment No. 1 to its Annual
                             Report on Form 10K/A for the fiscal year ended
                             December 26, 1993, is hereby incorporated by
                             reference.

          **10.23(d)         Fujitsu Investment Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(d) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(e)         Joint Venture License Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(e) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(f)         Joint Development Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(f) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

            10.24 Credit Agreement dated as of September 21, 1994, among the Corporation, Bank of America National
                             Trust and Savings Association as Agent, The First
                             National Bank of Boston as Co-Agent, filed as
                             Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended September 25, 1994, is hereby incorporated by reference.

            10.24(a)         First Amendment to Credit Agreement, dated as of
                             April 7, 1995, amending the Credit Agreement dated as of September 21, 1994, by and among the Corporation, Bank of America National Trust and
                             Savings Association, as Agent, and the lenders named therein filed as Exhibit 10.28 to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.



           10.24(b)          Second Amendment to Amended and Restated Credit
                             Agreement, dated as of October 20, 1995, amending the Credit Agreement dated as of September 21, 1994 (as amended by the First Amendment to Credit
                             Agreement dated as of April 7, 1995), filed herein as Exhibit 10.28(a), by and among the Corporation, Bank of America National Trust and Savings
                             Association, as Agent, and the lenders named therein which was filed as Exhibit 10.28(b) to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.

           10.24(c)          Third Amendment to Amended and Restated Credit
                             Agreement, dated as of January 12, 1996, amending the Credit Agreement dated as of September 21, 1994, by and among the Corporation, Bank of America National Trust and Savings Association, as
                             Agent, and the lenders named therein.

           10.25(a)          Third Amended and Restated Guaranty dated as of
                             August 21, 1995, by the Corporation in favor of CIBC Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment thereto filed as Exhibits 10.29(a) and 10.29(b), respectively, to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             25, 1994) filed as Exhibit 10.29(a) to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.

           10.25(b)          First Amendment to Third Amended and Restated
                             Guaranty, dated as of October 20, 1995, amending the Third Amended and Restated Guaranty dated
                             August 21, 1995, made by the Corporation in favor of CIBC Inc. and filed as Exhibit 10.29(a), as filed as Exhibit 10.29(d) to the Corporation's
                             Quarterly Report on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.

           10.25(c)          Second Amendment to Third Amended and Restated
                             Guaranty, dated as of January 12, 1996 (amending the Third Amended and Restated Guaranty dated
                             August 21, 1995, made by the Corporation in favor of CIBC Inc.).

           10.25(d)          Building Lease by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. dated as of
                             September 22, 1992, filed as Exhibit 10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

           10.25(e)          First Amendment to Building Lease dated December
                             22, 1992, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.28(c) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 27, 1992, is hereby incorporated by reference.

           10.25(f)          Second Amendment to Building Lease dated December
                             17, 1993, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.29(e) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.

           10.25(g)          Third Amendment to Building Lease dated August 21,
                             1995, by and between CIBC Inc. and AMD
                             International Sales and Service, Inc. (amending the Building Lease filed as Exhibit 10.29(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(b) to the Corporation's Quarterly
                             Report on Form 10-Q for the period ended October
                             1, 1995, is hereby incorporated by reference.

           10.25(h)          Fourth Amendment to Building Lease, dated November
                             10, 1995, by and between CIBC Inc. and AMD
                             International Sales & Service, Inc. (amending the
                             Building Lease filed as Exhibit 10.29(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 24, 1994).

           10.25(i)          Land Lease by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. dated as of
                             September 22, 1992, filed as Exhibit 10.28(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

           10.25(j)          First Amendment to Land Lease dated December 22,
                             1992, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.28(e) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 27, 1992, is hereby incorporated by reference.

           10.25(k)          Second Amendment to Land Lease dated December 17,
                             1993, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.29(h) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.

           10.25(l)          Third Amendment to Land Lease dated August 21,
                             1995, by and between CIBC Inc. and AMD
                             International Sales and Service, Inc. (amending the Land Lease filed as Exhibit 10.29(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(c) to the Corporation's Quarterly
                             Report on Form 10-Q for the period ended October
                             1, 1995, is hereby incorporated by reference.

           10.25(m)          Fourth Amendment to Land Lease dated November 10,
                             1995, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. (amending the
                             Land Lease filed as Exhibit 10.29(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

           *10.26            Executive Savings Plan, as amended, filed as
                             Exhibit 10.30 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             25, 1994, is hereby incorporated by reference.

           *10.27 Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.


           *10.28 Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 26, 1993, is hereby incorporated by reference.

           *10.29            Forms of Stock Option Agreements to the 1992 Stock
                             Incentive Plan, filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-8
                             (No. 33-46577), are hereby incorporated by reference.

           *10.30            1992 United Kingdom Share Option Scheme, filed as
                             Exhibit 4.2 to the Corporation's Registration
                             Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

          **10.31            Compaq Computer Corporation/Advanced Micro
                             Devices, Inc. Agreement, filed as Exhibit 10.35 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

          **10.32            Foundry Agreement between the Corporation and
                             Taiwan Semiconductor Manufacturing Corporation,
                             Ltd., filed as Exhibit 10.37 to the Corporation's
                             Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

           *10.33 Form of indemnification agreements with current officers and directors of the Corporation, filed as Exhibit 10.38 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.

            10.34 Term Loan Agreement dated as of January 5, 1995, among the Corporation, ABN-AMRO Bank, N.V., as
                             Administrative Agent, and ABN-AMRO Bank, N.V. and
                             CIBC Inc., as Co-Arrangers filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

            10.34(a) First Amendment to Term Loan Agreement, dated as of October 20, 1995, amending the Term Loan
                             Agreement dated as of January 5, 1995, by and among the Corporation, ABN-AMRO Bank, N.V., as
                             Administrative Agent, and the lenders named therein which was filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, as filed as
                             Exhibit 10.39(a) on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.

            10.35 Secured Credit Agreement dated October 20, 1995, between the Corporation and NexGen, Inc. and First
                             Amendement to Secured Credit Agreement dated as of October 30, 1995 (incorporated by reference to
                             Annex 1 of the Agreement and Plan of Merger attached as Exhibit 2 to this report), as filed as
                             Exhibit 10.40 on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.

           *10.36            Agreement to Preserve Goodwill dated January 15,
                             1996, between the Corporation and S. Atiq Raza.

           *10.37 1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 99.1 to the Corporation's Registration
                             Statement on Form S-8 (No. 333-00969), is incorporated herein by reference.

        ***10.38             Patent Cross-License Agreement dated December 20,
                             1995, between the Corporation and Intel
                             Corporation.

           10.39 Contract for Transfer of the Right to the Use of Land between Advanced Micro Devices (Suzhou)
                             Limited and China-Singapore Suzhou Industrial Park
                             Development Co., Ltd.

           10.40             NexGen, Inc. 1987 Employee Stock Plan, filed as
                             Exhibit 99.3 to Post-Effective Amendment No. 1 on
                             Form S-8 to the Corporation's Registration
                             Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

           10.41             Form of indemnity agreement between NexGen, Inc.
                             and its directors and officers, filed as Exhibit
                             10.5 to the Registration Statement of NexGen, Inc.
                             on Form S-1 (No. 33-90750), is hereby incorporated by reference.

           10.42             Series E Preferred Stock Purchase Warrant of
                             NexGen, Inc. issued to Paine Webber Incorporated, filed as Exhibit 10.14 to the Registration
                             Statement of NexGen, Inc. on Form S-1 (No.
                             33-90750), is hereby incorporated by reference.

           10.43             Series F Preferred Stock Purchase Warrant of
                             NexGen, Inc., filed as Exhibit 10.15 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), is hereby incorporated by reference.

           10.44             Series G Preferred Stock Purchase Warrant of
                             NexGen, Inc., filed as Exhibit 10.16 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), is hereby incorporated by reference.

        ***10.45 Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2, 1994, filed as
                             Exhibit 10.17 to the Registration Statement of
                             NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

          *10.46 Letter Agreement dated as of September, 1988, between NexGen, Inc. and S. Atiq Raza, First
                             Promissory Note dated October 17, 1988, and Second
                             Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), are hereby incorporated by reference.

           10.47             Series B Preferred Stock Purchase Warrant of
                             NexGen, Inc. issued to Kleiner, Perkins, Caufield and Byers IV, as amended, filed as Exhibit 10.23 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

           11 Statement regarding computation of per share earnings.

           13 1995 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts I, II and IV of this annual report.

           21                List of AMD subsidiaries.

           23                Consent of Ernst & Young LLP, Independent
                             Auditors, refer to page F-2 herein.

           24                Power of Attorney.

           27.1              Financial Data Schedule.



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


(b) Reports on Form 8-K.

     1. A current Report on Form 8-K dated January 17, 1996, was filed announcing the completion of the Merger of the Corporation and NexGen.

     2. A current Report on Form 8-K dated January 12, 1996, was filed announcing NexGen's financial results of the second fiscal quarter ended

December 31, 1995.


     3.  A current Report on Form 8-K dated January 10, 1996, was filed announcing the Corporation's year-end earnings results.


     4.  A current Report on Form 8-K dated January 5, 1996, was filed announcing the patent cross-license agreement between the Corporation and Intel.


     5.  A current Report on Form 8-K dated December 18, 1995, was filed announcing that the Corporation expected fourth quarter earnings to be lower than the preceding quarter.


     6.  A current Report on Form 8-K dated November 6, 1995, was filed announcing that a securities class action lawsuit had been filed against the

Corporation and certain officers and directors of the Corporation.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Advanced Micro Devices, Inc.
                                Registrant
March 18, 1996

                                   By:      /s/   MARVIN D. BURKETT
                                      ----------------------------------
                                                  Marvin D. Burkett
                                           Senior Vice President, Chief
                              Financial and Administrative Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                        Title                        Date
         ---------                        -----                        ----
/s/   W. J. SANDERS III*       Chairman of the Board and Chief      March 18, 1996
---------------------------    Executive Officer
W. J. Sanders III              (Principal Executive Officer)

/s/   ANTHONY B. HOLBROOK*     Vice Chairman of the Board           March 18, 1996
---------------------------
Anthony B. Holbrook

/s/   RICHARD PREVITE*         Director, President and Chief        March 18, 1996
---------------------------    Operating Officer
Richard Previte

s/   FRIEDRICH BAUR*           Director                             March 18, 1996
---------------------------
Friedrich Baur

/s/  S. ATIQ RAZA*             Director, Vice President and         March 18, 1996
---------------------------    Chief Technical Officer
S. Atiq Raza

/s/   CHARLES M. BLALACK*      Director                             March 18, 1996
---------------------------
Charles M. Blalack

/s/   R. GENE BROWN*           Director                             March 18, 1996
---------------------------
R. Gene Brown

/s/   JOE L. ROBY*             Director                             March 18, 1996
---------------------------
Joe L. Roby

/s/   LEONARD SILVERMAN*       Director                             March 18, 1996
---------------------------
Leonard Silverman

/s/   MARVIN D. BURKETT        Senior Vice President,               March 18, 1996
---------------------------    Chief Administrative Officer;
Marvin D. Burkett              Chief Financial Officer and
                               Treasurer (Principal Financial
                               Officer)

/s/   GEOFF RIBAR              Vice President and Controller        March 19, 1996
---------------------------    (Principal Accounting Officer)
Geoff Ribar


*By:      /s/   MARVIN D. BURKETT
    ----------------------------------
               Marvin D. Burkett
   (Marvin D. Burkett, Attorney-in-Fact)

                          ADVANCED MICRO DEVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                   COVERED BY REPORTS OF INDEPENDENT AUDITORS

                             ITEM 14(a)(1) AND (2)

     The information under the following captions, which is included in the Corporation's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:


                                                       Page References
                                                      ------------------

                                                            1995 Annual
                                                      Form   Report to
                                                      10-K  Stockholders
                                                      ----  ------------

Report of Ernst & Young LLP, Independent Auditors      __       29

Consolidated Statements of Income for each of the
    three fiscal years in the period ended
    December 31, 1995                                  __       13

Consolidated Balance Sheets at December 25,1994
    and December 31,1995                               __       15

Consolidated Statements of Cash Flows for each of
    the three fiscal years in the period ended
    December 31, 1995                                  __       16
Notes to Consolidated Financial Statements             __       30
Supplementary Financial Data:
Fiscal years 1994 and 1995 by quarter                  __       __
    (unaudited)
Schedules for each of the three fiscal
    years in the period ended
    December 31, 1995:
Schedule II  Valuation and Qualifying Accounts        F-3       __


      All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto. With the exception of the information incorporated by reference into Parts I, II and IV of this Form 10-K, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

Schedule II

                          ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

    Years Ended December 26, 1993, December 25, 1994, and December 31, 1995
                                  (Thousands)


                                                     Additions
                                                      Charged
                                                    (Reductions
                                        Balance      Credited)                           Balance
                                       Beginning        to                               End of
                                       of Period     Operations     Deductions/(1)/      Period
                                       ---------      ---------     ----------------     --------
Allowance for doubtful accounts:
        Years ended:

   December 26, 1993                   $ 6,679       $1,595        $  (728)              $ 7,492
   December 25, 1994                     7,492        3,723           (896)               10,319
   December 31, 1995                    10,319        2,475         (2,635)               10,159



-------- (1)  Accounts (written off) recovered, net.



AMD-90275

                          ADVANCED MICRO DEVICES, INC.

                               INDEX TO EXHIBITS

          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
             2               Agreement and Plan of Merger dated October 20,
                             1995, as amended, between the Corporation and
                             NexGen, Inc. as filed as Exhibit 2 to the
                             Corporation's Quarterly Report for the period
                             ended October 1, 1995, and as Exhibit 2.2 to the
                             Corporation's Current Report on Form 8-K dated
                             January 17, 1996, is hereby incorporated by
                             reference.

             3.1             Certificate of Incorporation, as amended, filed as
                             Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended July 2, 1995, is hereby incorporated by reference.

             3.2             By-Laws, as amended.

             4 The Corporation hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Corporation or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

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


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           *10.5             AMD 1986 Stock Appreciation Rights Plan, as
                             amended, filed as Exhibit 10.5 to the
                             Corporation's Annual Report on Form 10-K for the
                             fiscal year ended December 26, 1993, is hereby
                             incorporated by reference.

           *10.6             Forms of Stock Option Agreements, filed as Exhibit
                             10.8 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

           *10.7             Form of Limited Stock Appreciation Rights
                             Agreement, filed as Exhibit 4.11 to the
                             Corporation's Registration Statement on Form S-8
                             (No. 33-26266), is hereby incorporated by reference.

           *10.8 AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 26, 1993, is hereby incorporated by reference.

           *10.9             Forms of Restricted Stock Agreements, filed as
                             Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, are hereby incorporated by reference.

           *10.10            Resolution of Board of Directors on September 9,
                             1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

           *10.11(a)         Employment Agreement dated July 1, 1991, between
                             the Corporation and W. J. Sanders III, filed as
                             Exhibit 10.1 to the Corporation's Form 8-K dated
                             September 3, 1991, is hereby incorporated by
                             reference.

           *10.12(b)         Amendment dated August 27, 1991, to Employment
                             Agreement between the Corporation and W. J.
                             Sanders III, filed as Exhibit 10.2 to the
                             Corporation's Form 8-K dated September 3, 1991, is
                             hereby incorporated by reference.

           *10.12            Management Continuity Agreement between the
                             Corporation and W. J. Sanders III, filed as
                             Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, is hereby incorporated by reference.

           *10.13            Bonus Agreement between the Corporation and
                             Richard Previte, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

           *10.14            Executive Bonus Plan, as amended, filed as Exhibit
                             10.16 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           *10.15(a)         Letter Agreement between the Corporation and
                             Anthony B. Holbrook dated August 24, 1994, filed
                             as Exhibit 10.17(b) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 24, 1994, is hereby incorporated by
                             reference.

           *10.15(b)         Letter Agreement dated August 4, 1995, between the
                             Corporation and Anthony B. Holbrook (amending the
                             Letter Agreement filed as Exhibit 10.17(b) to the
                             Corporation's Annual Report on Form 10-K for the
                             fiscal year ending December 24, 1994).

           *10.15(c)         Letter Agreement dated November 29, 1995, between
                             the Corporation and Anthony B. Holbrook (amending
                             the Letter Agreement filed as Exhibit 10.17(b) to
                             the Corporation's Annual Report on Form 10K for
                             the fiscal year ended December 24, 1994).

           *10.16            Form of Bonus Deferral Agreement, filed as Exhibit
                             10.12 to the Corporation's Annual Report on Form
                             10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

           *10.17            Form of Executive Deferral Agreement, filed as
                             Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             31, 1989, is hereby incorporated by reference.

           *10.18 Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 31, 1989, is hereby incorporated by reference.

            10.19            License Agreement with Western Electric Company,
                             Incorporated, filed as Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended 1979, is hereby incorporated by reference.

            10.20            Intellectual Property Agreements with Intel
                             Corporation, filed as Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

           *10.21 Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as
                             Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             27, 1987, is hereby incorporated by reference.

           *10.22            Form of Management Continuity Agreement, filed as
                             Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             29, 1991, is hereby incorporated by reference.



          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
          **10.23(a)         Joint Venture Agreement between the Corporation
                             and Fujitsu Limited, filed as Exhibit 10.27(a) to
                             the Corporation's Amendment No. 1 to its Annual
                             Report on Form 10K/A for the fiscal year ended
                             December 26, 1993, is hereby incorporated by
                             reference.

          **10.23(b)         Technology Cross-License Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(b) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(c)         AMD Investment Agreement between the Corporation
                             and Fujitsu Limited, filed as Exhibit 10.27(c) to
                             the Corporation's Amendment No. 1 to its Annual
                             Report on Form 10K/A for the fiscal year ended
                             December 26, 1993, is hereby incorporated by
                             reference.

          **10.23(d)         Fujitsu Investment Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(d) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(e)         Joint Venture License Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(e) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

          **10.23(f)         Joint Development Agreement between the
                             Corporation and Fujitsu Limited, filed as Exhibit
                             10.27(f) to the Corporation's Amendment No. 1 to
                             its Annual Report on Form 10K/A for the fiscal
                             year ended December 26, 1993, is hereby
                             incorporated by reference.

            10.24 Credit Agreement dated as of September 21, 1994, among the Corporation, Bank of America National
                             Trust and Savings Association as Agent, The First
                             National Bank of Boston as Co-Agent, filed as
                             Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the period ended September 25, 1994, is hereby incorporated by reference.

            10.24(a)         First Amendment to Credit Agreement, dated as of
                             April 7, 1995, amending the Credit Agreement dated as of September 21, 1994, by and among the Corporation, Bank of America National Trust and
                             Savings Association, as Agent, and the lenders named therein filed as Exhibit 10.28 to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.




          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           10.24(b)          Second Amendment to Amended and Restated Credit
                             Agreement, dated as of October 20, 1995, amending
                             the Credit Agreement dated as of September 21,
                             1994 (as amended by the First Amendment to Credit
                             Agreement dated as of April 7, 1995), filed herein
                             as Exhibit 10.28(a), by and among the Corporation,
                             Bank of America National Trust and Savings
                             Association, as Agent, and the lenders named
                             therein which was filed as Exhibit 10.28(b) to the
                             Corporation's Quarterly Report on Form 10-Q for
                             the period ended October 1, 1995, is hereby
                             incorporated by reference.

           10.24(c)          Third Amendment to Amended and Restated Credit
                             Agreement, dated as of January 12, 1996, amending the Credit Agreement dated as of September 21, 1994, by and among the Corporation, Bank of America National Trust and Savings Association, as
                             Agent, and the lenders named therein.

           10.25(a)          Third Amended and Restated Guaranty dated as of
                             August 21, 1995, by the Corporation in favor of CIBC Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment thereto filed as Exhibits 10.29(a) and 10.29(b), respectively, to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             25, 1994) filed as Exhibit 10.29(a) to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.

           10.25(b)          First Amendment to Third Amended and Restated
                             Guaranty, dated as of October 20, 1995, amending the Third Amended and Restated Guaranty dated
                             August 21, 1995, made by the Corporation in favor of CIBC Inc. and filed as Exhibit 10.29(a), as filed as Exhibit 10.29(d) to the Corporation's
                             Quarterly Report on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.

           10.25(c)          Second Amendment to Third Amended and Restated
                             Guaranty, dated as of January 12, 1996 (amending the Third Amended and Restated Guaranty dated
                             August 21, 1995, made by the Corporation in favor of CIBC Inc.).

           10.25(d)          Building Lease by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. dated as of
                             September 22, 1992, filed as Exhibit 10.28(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

           10.25(e)          First Amendment to Building Lease dated December
                             22, 1992, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.28(c) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 27, 1992, is hereby incorporated by reference.

           10.25(f)          Second Amendment to Building Lease dated December
                             17, 1993, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.29(e) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           10.25(g)          Third Amendment to Building Lease dated August 21,
                             1995, by and between CIBC Inc. and AMD
                             International Sales and Service, Inc. (amending
                             the Building Lease filed as Exhibit 10.29(c) to
                             the Corporation's Annual Report on Form 10-K for
                             the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(b) to the Corporation's Quarterly
                             Report on Form 10-Q for the period ended October
                             1, 1995, is hereby incorporated by reference.

           10.25(h)          Fourth Amendment to Building Lease, dated November
                             10, 1995, by and between CIBC Inc. and AMD
                             International Sales & Service, Inc. (amending the
                             Building Lease filed as Exhibit 10.29(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 24, 1994).

           10.25(i)          Land Lease by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. dated as of
                             September 22, 1992, filed as Exhibit 10.28(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.

           10.25(j)          First Amendment to Land Lease dated December 22,
                             1992, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.28(e) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 27, 1992, is hereby incorporated by reference.

           10.25(k)          Second Amendment to Land Lease dated December 17,
                             1993, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd., filed as
                             Exhibit 10.29(h) to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.

           10.25(l)          Third Amendment to Land Lease dated August 21,
                             1995, by and between CIBC Inc. and AMD
                             International Sales and Service, Inc. (amending the Land Lease filed as Exhibit 10.29(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(c) to the Corporation's Quarterly
                             Report on Form 10-Q for the period ended October
                             1, 1995, is hereby incorporated by reference.

           10.25(m)          Fourth Amendment to Land Lease dated November 10,
                             1995, by and between CIBC Inc. and AMD
                             International Sales & Service, Ltd. (amending the
                             Land Lease filed as Exhibit 10.29(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

           *10.26            Executive Savings Plan, as amended, filed as
                             Exhibit 10.30 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                             25, 1994, is hereby incorporated by reference.

           *10.27 Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.



          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           *10.28            Form of Collateral Security Assignment Agreement,
                             filed as Exhibit 10.32 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 26, 1993, is hereby incorporated by
                             reference.

           *10.29            Forms of Stock Option Agreements to the 1992 Stock
                             Incentive Plan, filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-8
                             (No. 33-46577), are hereby incorporated by reference.

           *10.30            1992 United Kingdom Share Option Scheme, filed as
                             Exhibit 4.2 to the Corporation's Registration
                             Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

          **10.31            Compaq Computer Corporation/Advanced Micro
                             Devices, Inc. Agreement, filed as Exhibit 10.35 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

          **10.32            Foundry Agreement between the Corporation and
                             Taiwan Semiconductor Manufacturing Corporation,
                             Ltd., filed as Exhibit 10.37 to the Corporation's
                             Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

           *10.33 Form of indemnification agreements with current officers and directors of the Corporation, filed as Exhibit 10.38 to the Corporation's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 25, 1994, is hereby incorporated by reference.

            10.34 Term Loan Agreement dated as of January 5, 1995, among the Corporation, ABN-AMRO Bank, N.V., as
                             Administrative Agent, and ABN-AMRO Bank, N.V. and
                             CIBC Inc., as Co-Arrangers filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

            10.34(a) First Amendment to Term Loan Agreement, dated as of October 20, 1995, amending the Term Loan
                             Agreement dated as of January 5, 1995, by and among the Corporation, ABN-AMRO Bank, N.V., as
                             Administrative Agent, and the lenders named therein which was filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, as filed as
                             Exhibit 10.39(a) on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.

            10.35 Secured Credit Agreement dated October 20, 1995, between the Corporation and NexGen, Inc. and First
                             Amendement to Secured Credit Agreement dated as of October 30, 1995 (incorporated by reference to
                             Annex 1 of the Agreement and Plan of Merger attached as Exhibit 2 to this report), as filed as
                             Exhibit 10.40 on Form 10-Q for the period ended
                             October 1, 1995, is hereby incorporated by reference.


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           *10.36            Agreement to Preserve Goodwill dated January 15,
                             1996, between the Corporation and S. Atiq Raza.

           *10.37 1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 99.1 to the Corporation's Registration
                             Statement on Form S-8 (No. 333-00969), is incorporated herein by reference.

        ***10.38             Patent Cross-License Agreement dated December 20,
                             1995, between the Corporation and Intel
                             Corporation.

           10.39 Contract for Transfer of the Right to the Use of Land between Advanced Micro Devices (Suzhou)
                             Limited and China-Singapore Suzhou Industrial Park
                             Development Co., Ltd.

           10.40             NexGen, Inc. 1987 Employee Stock Plan, filed as
                             Exhibit 99.3 to Post-Effective Amendment No. 1 on
                             Form S-8 to the Corporation's Registration
                             Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

           10.41             Form of indemnity agreement between NexGen, Inc.
                             and its directors and officers, filed as Exhibit
                             10.5 to the Registration Statement of NexGen, Inc.
                             on Form S-1 (No. 33-90750), is hereby incorporated by reference.

           10.42             Series E Preferred Stock Purchase Warrant of
                             NexGen, Inc. issued to Paine Webber Incorporated, filed as Exhibit 10.14 to the Registration
                             Statement of NexGen, Inc. on Form S-1 (No.
                             33-90750), is hereby incorporated by reference.

           10.43             Series F Preferred Stock Purchase Warrant of
                             NexGen, Inc., filed as Exhibit 10.15 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), is hereby incorporated by reference.

           10.44             Series G Preferred Stock Purchase Warrant of
                             NexGen, Inc., filed as Exhibit 10.16 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), is hereby incorporated by reference.

        ***10.45 Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2, 1994, filed as
                             Exhibit 10.17 to the Registration Statement of
                             NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

          *10.46 Letter Agreement dated as of September, 1988, between NexGen, Inc. and S. Atiq Raza, First
                             Promissory Note dated October 17, 1988, and Second
                             Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen, Inc. on Form S-1
                             (No. 33-90750), are hereby incorporated by reference.


          Exhibit
          Number                           Description of Exhibits
          -------                          -----------------------
           10.47             Series B Preferred Stock Purchase Warrant of
                             NexGen, Inc. issued to Kleiner, Perkins, Caufield
                             and Byers IV, as amended, filed as Exhibit 10.23
                             to the Registration Statement of NexGen, Inc. on
                             Form S-1 (No. 33-90750), is hereby incorporated by
                             reference.

           11 Statement regarding computation of per share earnings.

           13 1995 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts I, II and IV of this annual report.

           21                List of AMD subsidiaries.

           23                Consent of Ernst & Young LLP, Independent
                             Auditors, refer to page F-2 herein.

           24                Power of Attorney.

           27.1              Financial Data Schedule.



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


(b) Reports on Form 8-K.

     1. A current Report on Form 8-K dated January 17, 1996, was filed announcing the completion of the Merger of the Corporation and NexGen.