Form 10-Q
period 1996-03-31
ADVANCED MICRO DEVICES INC
filed 1996-05-15
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1996
                                       --------------

                              OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number      1-7882
                      ------------------

                          ADVANCED MICRO DEVICES, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                 94-1692300
- --------------------------------        ------------------------------------
  State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization

             One AMD Place
             P. O. Box 3453
         Sunnyvale, California                                 94088-3453
- ----------------------------------------                    ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of May 3, 1996: 134,864,625.

ADVANCED MICRO DEVICES, INC.
- ----------------------------

INDEX
- -----

                                                                     Page No.
                                                                     --------
Part I.   Financial Information
          ---------------------

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Income--
                     Quarters Ended March 31, 1996
                     and April 2, 1995                                    3

                   Condensed Consolidated Balance Sheets--
                     March 31, 1996 and December 31, 1995                 4

                   Condensed Consolidated Statements of Cash Flows--
                     Quarters Ended March 31, 1996
                     and April 2, 1995                                    5

                   Notes to Condensed Consolidated Financial
                     Statements                                           6

          Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                10

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                      17

          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                     19

          Item 6.  Exhibits and Report on Form 8-K                        20

          Signature                                                       21
          ----------

I. FINANCIAL INFORMATION
   ---------------------

   ITEM 1.                   FINANCIAL STATEMENTS
   ------                    --------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)


                                                            Quarter Ended
                                                        ---------------------
                                                                     April 2,
                                                        March 31,      1995
                                                          1996     (Restated)*
                                                        --------    ---------
Net sales                                               $544,212    $627,381

Expenses:
   Cost of sales                                         368,735     305,685
   Research and development                               94,780      96,874
   Marketing, general, and administrative                103,011     102,734
                                                        --------    --------
                                                         566,526     505,293
                                                        --------    --------

Operating income (loss)                                  (22,314)    122,088

Interest income and other, net                            28,059       7,058
Interest expense                                          (1,981)       (578)
                                                        --------    --------

Income before income taxes and equity in joint venture     3,764     128,568
Provision for income taxes                                     -      42,824
                                                        --------    --------

Income before equity in joint venture                      3,764      85,744
Equity in net income (loss) of joint venture              21,563      (1,414)
                                                        --------    --------

Net income                                                25,327      84,330

Preferred stock dividends                                      -          10
                                                        --------    --------

Net income applicable to common stockholders            $ 25,327    $ 84,320
                                                        ========    ========

Net income per common share:
   Primary                                              $    .18    $    .66
                                                        ========    ========
   Fully diluted                                        $    .18    $    .63
                                                        ========    ========
Shares used in per share calculation:
   Primary                                               138,399     127,181
                                                        ========    ========
   Fully diluted                                         138,399     134,421
                                                        ========    ========

*Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                                                              December 31,
                                                                                              March 31,          1995
                                                                                                 1996         (Unaudited)
                                                                                             (Unaudited)      (Restated)*
                                                                                            ------------     -------------
Assets
- ------

Current assets:
  Cash and cash equivalents                                                                 $    85,382       $   126,316
  Short-term investments                                                                        323,917           383,349
                                                                                            -----------       -----------
    Total cash, cash equivalents, and short-term investments                                    409,299           509,665
  Accounts receivable, net                                                                      235,159           284,238
  Inventories:
    Raw materials                                                                                38,384            29,494
    Work-in-process                                                                              81,726            68,827
    Finished goods                                                                               48,063            57,665
                                                                                            -----------       -----------
      Total inventories                                                                         168,173           155,986
  Deferred income taxes                                                                         151,089           147,489
  Prepaid expenses and other current assets                                                      49,230            40,564
                                                                                            -----------       -----------
    Total current assets                                                                      1,012,950         1,137,942
Property, plant, and equipment, at cost                                                       3,028,089         2,946,901
Accumulated depreciation and amortization                                                    (1,367,783)       (1,305,267)
                                                                                            -----------       -----------
    Property, plant, and equipment, net                                                       1,660,306         1,641,634
Investment in joint venture                                                                     175,382           176,821
Other assets                                                                                    106,171           122,070
                                                                                            -----------       -----------
                                                                                            $ 2,954,809       $ 3,078,467
                                                                                            ===========       ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Notes payable to banks                                                                    $    13,870       $    26,770
  Accounts payable                                                                              159,043           241,916
  Accrued compensation and benefits                                                              67,639           106,347
  Accrued liabilities                                                                            96,213           103,404
  Income tax payable                                                                             49,396            56,297
  Deferred income on shipments to distributors                                                  107,331           100,057
  Current portion of long-term debt and capital lease obligations                                39,244            41,642
                                                                                            -----------       -----------
    Total current liabilities                                                                   532,736           676,433

Deferred income taxes                                                                            94,207            84,607
Long-term debt and capital lease obligations, less current portion                              205,918           214,965
Commitments and contingencies                                                                         -                 -

Stockholders' equity:
  Capital stock:
    Common stock, par value                                                                       1,394             1,050
  Capital in excess of par value                                                                926,353           908,989
  Retained earnings                                                                           1,194,201         1,192,423
                                                                                            -----------       -----------
    Total stockholders' equity                                                                2,121,948         2,102,462
                                                                                            -----------       -----------
                                                                                            $ 2,954,809       $ 3,078,467
                                                                                            ===========       ===========

*Restated from previously released financial information to reflect the January
 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes.
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                         Three Months Ended
                                                        ---------------------
                                                        March 31,   April 2,
                                                          1996        1995
                                                                   (Restated)*
                                                        ---------  ----------
Cash flows from operating activities:
   Net income                                           $  25,327   $  84,330
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                       75,807      57,928
       Net loss on sale of property, plant,
        and equipment                                         416         398
       Write-down of property, plant, and equipment            84          27
       Net gain realized on sale of available-for-sale
         securities                                       (24,743)          -
       Compensation recognized under employee
        stock plans                                           687       1,079
       Undistributed (income) loss of joint venture       (21,563)      1,414
       Changes in operating assets and liabilities:
         Net (increase) decrease in receivables,
          inventories, prepaid expenses,
          and other assets                                 22,768     (12,131)
         Payment of litigation settlement                       -     (20,000)
         Net (increase) decrease in deferred income
          taxes                                             6,000      (5,551)
         Increase (decrease) in income tax payable         (6,901)     46,794
         Net increase (decrease) in payables and
          accrued liabilities                            (102,423)      6,020
                                                        ---------   ---------
Net cash (used in) provided by operating activities       (24,541)    160,308
                                                        ---------   ---------
Cash flows from investing activities:
   Purchase of property, plant, and equipment             (95,329)   (196,575)
   Proceeds from sale of property, plant, and equipment       802         583
   Purchase of available-for-sale securities             (236,331)   (140,657)
   Proceeds from sale of available-for-sale securities    322,128     137,680
   Purchase of held-to-maturity debt securities                 -    (230,488)
   Proceeds from maturities of held-to-maturity debt
    securities                                                  -     162,151
   Investment in joint venture                                  -     (18,019)
                                                        ---------   ---------
Net cash used in investing activities                      (8,730)   (285,325)
                                                        ---------   ---------
Cash flows from financing activities:
   Proceeds from borrowings                                15,125     171,808
   Payments on capital lease obligations and other debt   (39,812)    (28,731)
   Proceeds from issuance of stock                         17,024      18,001
   Redemption of preferred stock and stockholder rights         -      (2,501)
   Payments of preferred stock dividends                        -         (10)
                                                        ---------   ---------
Net cash (used in) provided by financing activities        (7,663)    158,567
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      (40,934)     33,550
Cash and cash equivalents at beginning of period          126,316      85,966
                                                        ---------   ---------
Cash and cash equivalents at end of period              $  85,382   $ 119,516
                                                        =========   =========
Supplemental disclosures of cash flow information:
   Cash paid during the first three months for:
      Interest (net of amounts capitalized)             $       -   $       -
                                                        =========   =========
      Income taxes                                      $     464   $   1,668
                                                        =========   =========
   Non-cash financing activities:
      Equipment capital leases                          $     342   $   4,192
                                                        =========   =========
      Conversion of preferred stock to common stock     $       -   $ 164,127
                                                        =========   =========

* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes
- ----------------------
                                       5

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

    The company uses a 52 to 53 week fiscal year ending on the last Sunday in December. The quarters ended March 31, 1996 and April 2, 1995 included 13 and 14 weeks, respectively.

    On January 17, 1996, the company acquired NexGen, Inc. (NexGen) which was accounted for as a pooling-of-interests. All financial data and footnote information of the company, including the company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of NexGen in accordance with generally accepted accounting principles.

    Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

2. No tax provision was recorded in the first quarter of 1996 due to the lower earnings during the period. The income tax rate was 33 percent in the first quarter of 1995. The company currently estimates that there will be no tax provision in 1996.

3. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of March 31, 1996 (in thousands):

    Cash equivalents
      Treasury notes                                $  2,017
      Federal agency notes                            23,444
      Security repurchase agreements                  29,100
      Commercial paper                                 5,000
      Other debt securities                              740
                                                    --------
      Total cash equivalents                        $ 60,301
                                                    ========
    Short-term investments
      Certificates of deposit                       $ 45,575
      Municipal notes and bonds                       53,257
      Corporate notes                                 47,861
      Treasury notes                                  57,790
      Commercial paper                                36,534
      Money market auction preferred stocks           82,900
                                                    --------
      Total short-term investments                  $323,917
                                                    ========

    As of March 31, 1996, the company held $12.9 million of available-for-sale equity securities with a fair value of $35.3 million which are included in other assets. The net unrealized gain on these equity securities is included in retained earnings. During the first quarter of 1996, the company sold a portion of its available-for-sale equity securities and realized a pre-tax gain of $24.7 million.

4. The primary net income per common share computation is based on the weighted average number of common shares outstanding plus dilutive common share equivalents. The fully diluted computation also includes other dilutive convertible securities. In the first quarter of 1995, the company called for redemption of all outstanding shares of its Convertible Preferred Stock. As a result, all of its outstanding Preferred Stock was either redeemed or converted to the company's common stock. Shares used in the per share computations are as follows:

                                                Quarter Ended
                                           ------------------------
                                           March 31,       April 2,
                                             1996            1995
                                           ---------       --------
                                                  (Thousands)
    Primary:
    Common shares outstanding               133,229         120,590
    Employee stock plans                      4,374           6,003
    Warrants                                    796             588
                                            -------         -------
                                            138,399         127,181
                                            =======         =======

    Fully diluted:
    Common shares outstanding               133,229         120,590
    Employee stock plans                      4,374           6,542
    Dilutive convertible securities               -             145
    Warrants                                    796           1,772
    Preferred stock                               -           5,372
                                            -------         -------
                                            138,399         134,421
                                            =======         =======

5. On January 17, 1996, the company acquired NexGen in a tax-free reorganization in which NexGen was merged directly into the company. The company has issued approximately 29.3 million shares of AMD common stock and has reserved for issuance approximately 4.3 million additional shares for issuance pursuant to the NexGen options and warrants assumed by the company. The 33.6 million total shares to be issued represent eight-tenths (0.8) of a share of the common stock of AMD for each share of the common stock of NexGen outstanding or subject to an assumed warrant or option. The merger has been accounted for under the pooling-of-interests method and all financial data of the company prior to the merger has been restated to include the historical financial information of NexGen. Merger related costs of $8.7 million were charged to operations during the three month period ended March 31,

    1996. NexGen maintained its financial records on a calendar month fiscal year ending on June 30. The December 31, 1995 restated consolidated balance sheet includes the balance sheet of NexGen as of December 31, 1995. The restated consolidated statements of income and cash flows for the quarter ended April 2, 1995 include NexGen's statements of operations and cash flows for the quarter ended March 31, 1995. No significant adjustments were required to conform the accounting policies of the company and NexGen. Financial information as of March 31, 1995 and for the quarter then ended reflects the company's and NexGen's operations for those periods.

    Separate results of the combining entities for the three months ended March 31, 1995 are as follows:

                                       (Thousands)
    Net sales:
      AMD                             $620,096
      NexGen                             7,285
                                      --------
                                      $627,381
                                      ========
    Net income (loss):
      AMD                             $102,352
      NexGen                           (18,022)
                                      --------
                                      $ 84,330
                                      ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------  -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995. All financial data and footnote information of the company, including the company's previously issued financial statements for the periods discussed herein have been restated to include the historical financial information of NexGen.

RESULTS OF OPERATIONS
- ---------------------

Net sales for the first quarter of 1996 decreased by 13 percent from the first quarter of 1995. This decrease was primarily attributable to a decline in Am486(R) microprocessor sales, which more than offset increased Flash memory sales. Net sales for the first quarter of 1996 decreased 9 percent from the immediate prior quarter. This decrease was primarily attributable to a decline in microprocessor sales and, secondarily, due to a decline in Flash memory sales.

First quarter sales of Flash memory devices increased significantly from the same period a year ago primarily due to higher average selling prices and, secondarily, due to growth in unit shipments. Flash memory sales declined in the first quarter of 1996 as compared to the immediate prior quarter due to a decrease in unit shipments. Prices are currently declining during the second quarter of 1996, which may contribute to decreased revenue from Flash memory devices in the second quarter. The company plans to continue to meet projected long-term demand for Flash memory devices primarily through its manufacturing joint venture, Fujitsu AMD Semiconductor Limited (FASL), located in Aizu-Wakamatsu, Japan, in which AMD has a 49.95 percent equity interest. A significant portion of the company's revenues in the first quarter of 1996 were derived from Flash memory products. The company presently anticipates demand for the company's Flash memory products to be adversely affected in the second quarter due to continued inventory adjustments by the company's customers.

Am486, MACH, AMD-K5, and Nx586 are registered trademarks of AMD.
K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, SLAC, and Nx686 are trademarks of AMD.
Microsoft and Windows are registered trademarks of Microsoft Corporation.

In addition to sales of Flash memory devices, revenues from communication products for the first quarter of 1996 increased as compared to the same period a year ago primarily due to increased sales of AMD's SLIC (subscriber line interface circuit), SLAC(TM) (subscriber line audio-processing circuit), and FDDI (Fiber Distributed Data Interface) circuit products. For the first quarter of 1996, EPROM sales increased as compared to the first quarter of 1995 due to increases in average selling prices.

Sales of CMOS programmable logic devices in the first quarter of 1996 increased from the same quarter in 1995 primarily due to increases in average selling prices.

In the first quarter of 1996 compared to the same period in 1995, Am486 microprocessor sales decreased significantly primarily due to decreases in unit sales and, secondarily, due to average selling price declines. Price and unit shipment declines are anticipated to continue in the remainder of 1996.

At the end of the first quarter of 1996, the company began shipments of the AMD-K5(TM) microprocessor, the first member of the K86 family. This microprocessor is a fifth-generation, superscalar device that is fully compatible with the Microsoft(R) Windows(R) operating system. On January 17, 1996, NexGen, Inc. merged with and into AMD. The company plans to bring to production status NexGen's sixth-generation design as the AMD-K6(TM) microprocessor. The company does not expect any sales of AMD-K6 in 1996.

Gross margin of 32 percent for the first quarter of 1996 declined approximately 19 percent from the comparable period in 1995. The three main factors contributing to the decrease in gross margin in the first quarter of 1996, in order of significance, were first, Am486 price declines; second, increasing sales volume of FASL products, with purchase prices higher than the costs of similar products manufactured internally; and third, the underutilization of Fab 25. These factors are expected to contribute to further declines in gross margin and increased operating losses in the second quarter of 1996 than in the immediate prior quarter.


Research and development expenses remained relatively flat in the first quarter of 1996 compared to the same quarter last year.

Marketing, general, and administrative expenses remained relatively flat in the first quarter of 1996 compared to the first quarter of 1995. A non-recurring charge of $8.7 million for expenses associated with AMD's merger with NexGen is included in marketing, general, and administrative expenses in the first quarter of 1996.

Interest income and other, net increased in the first quarter of 1996 compared to the corresponding quarter a year ago due to a pre-tax gain of $24.7 million resulting from a sale of equity securities. Interest expense increased in the first quarter of 1996 compared to the same period of 1995 due to lower capitalized interest mainly related to the construction of Fab 25.

No tax provision was recorded in the first quarter of 1996 due to the lower earnings during the period. The income tax rate was 33 percent in the first quarter of 1995. The company currently estimates that there will be no tax provision in 1996.

International sales were 52 percent of total sales in the first quarter of 1996 as compared to 58 percent for the comparable period in 1995. In the first quarter of 1996, approximately 16 percent of the company's net sales were denominated in foreign currencies. The company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standard No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the company's foreign net monetary asset position including the company's liabilities for products purchased from FASL. In the first quarter of 1996, these hedging transactions were denominated in lira, yen, French franc, deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The company believes its foreign exchange contracts do not subject the company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of March 31, 1996, the company had approximately $73 million (notional amount) of foreign exchange forward contracts.

The company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the company's interest rate obligation from a floating rate to a fixed rate basis. At the end of the first quarter of 1996, the net outstanding notional amount of interest rate swaps was $190 million, of which $150 million will mature in 1996 and $40 million will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

The company primarily addresses market risk by participating as an end user in various derivative markets to manage its exposure to interest and foreign currency exchange rate fluctuations. The counterparties to the company's foreign exchange forward contracts and interest rate swaps consist of a number of major, high credit quality, international financial institutions. The company does not believe that there is significant risk of nonperformance by these counterparties because the company monitors the credit ratings of such counterparties, and reduces the financial exposure by limiting the amount of agreements entered into with any one financial institution.

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The company adopted SFAS 121 in the first quarter of 1996 and there was no material impact on the company's financial condition or results of operations.

The company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, SFAS 123 is not expected to have any material impact on the company's financial condition or results of operations.


FINANCIAL CONDITION
- -------------------

Cash, cash equivalents, and short-term investments decreased by $100 million for the first quarter of 1996 primarily due to investments in property, plant and equipment to expand manufacturing capacity mainly related to Fab 25. The company's operations required the use of $24.5 million in cash during the quarter.

The company's total cash investment in FASL was $160 million at the end of the first quarter of 1996 and at the end of 1995. No additional cash investment is currently planned for the remainder of 1996. In March of 1996, FASL began construction of a second Flash memory fab, FASL II, at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by the cash anticipated to be generated from FASL operations and, if necessary, bank borrowings by FASL. However, in the event that FASL is unable to secure the necessary funds for FASL II, AMD is required to contribute cash or guarantee third-party loans in proportion to its percentage of interest in FASL. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations. Volume production in FASL II is currently scheduled to begin in late 1997 assuming continued demand for flash products.

The company is currently planning to build a submicron wafer fabrication and design facility in Dresden, Germany, at an estimated cost of approximately $1.5 billion over 5 years. The German federal and state governments will provide financing assistance to the facility through grants and allowances, loan guarantees, and interest subsidies. As of December 31, 1995, the company had commitments to make cash investments and loans, in aggregate, in this facility amounting to approximately $350 million over the next 4 years. The company plans to continue to make significant capital investments throughout 1996, including an estimated $240 million for Fab 25 and $75 million for the new facility in Dresden. The company presently anticipates that it will augment its working capital and fund a portion of its capital expenditures in the remainder of 1996 through external financing.

As of the end of the first quarter of 1996, the company had the following financing arrangements: unsecured committed bank lines of credit of $250 million, unutilized; long-term secured equipment lease lines of $132 million, which were fully utilized; short-term, unsecured uncommitted bank credit in the amount of $93 million, of which $14 million was utilized; and an outstanding $150 million four-year term loan.

The company's current capital plan and requirements are based on the availability of external financing, various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision due to future market conditions. The company presently anticipates that it may not remain in compliance during the second quarter of 1996 with the cash and cash equivalent requirements of the modified quick ratio covenants in certain of its bank credit agreements without additional external financing. Failure to meet these financial covenants would constitute an event of default under the company's agreements with its lenders, permitting the lenders, at their discretion, among other things, to demand repayment of all amounts owed to them and to refuse any further borrowings or advances. The company is currently exploring a number of alternatives to obtain external financing and/or a waiver or modification of its existing bank agreements. Although the company believes that it will be able to arrange external financing or renegotiate its bank agreements prior to June 30, 1996 in a manner that will eliminate any possible violation of the modified quick ratio covenants, no agreements or commitments have been obtained by the company to date and no assurance can be given as to whether or when any such financing, or modifications to or waivers under the bank agreements, can be obtained or the terms thereof.

On May 25, 1994, the Securities and Exchange Commission declared effective the company's shelf registration statement covering up to $400 million of its securities, which may be either debt securities, preferred stock, depositary shares representing fractions of shares of preferred stock, common stock, warrants to purchase common stock, or any combination of the foregoing which the company may offer from time to time in the future. To date, the company has not offered or sold any securities registered under the $400 million registration statement. The nature and terms of the securities will be established at the time of their sale. The company may offer the securities through underwriters to be named in the future, through agents or otherwise. It is presently expected that the net proceeds of any offering would be used for general corporate purposes including but not limited to the reduction of outstanding indebtedness, working capital increases, and capital expenditures.

The company believes that cash flows from operations and current cash balances, together with current and anticipated external financing, will be sufficient to fund operations and capital investments currently planned for the remainder of 1996.

CAUTIONARY STATEMENT
- --------------------

The statements in this Management's Discussion and Analysis that are forward looking, for example, estimates of 1996 gross margin, microprocessor and Flash memory business and prospects, capital spending, impact of the NexGen merger, external financing plans, financial instruments, and FASL II, are based on current expectations and actual results may differ materially. Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to differ materially, including but not limited to the timely development and market acceptance of new products, the impact of competitive products and pricing, the timely development of wafer fabrication process technologies, the effect of changing economic conditions, business conditions and growth in the personal computer market, continued demand for the company's microprocessor and Flash memory products, the company's ability to access external sources of capital, and such risks and uncertainties detailed from time to time in the company's SEC reports and filings, including the Form 10-K for the 1995 fiscal year.


RISK FACTORS
- ------------

The semiconductor industry is generally characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of new product introductions, manufacturing technology innovations, rapid fluctuations in product demand, the availability of manufacturing capacity, and the ability to secure and maintain intellectual property rights. While the company attempts to identify and respond to rapidly changing events and conditions as soon as possible, the anticipation of and reaction to such events are an ongoing challenge. The company's future results of operations and financial condition may be adversely impacted by various factors. Certain of these risk factors are detailed in the description of the company's business, operations and financial condition in the company's Form 10-K for the fiscal year ended December 31, 1995 under the captions "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition." In addition to those factors, the following risk factors should be considered by holders of AMD common stock.

The company's manufacturing facilities may be underutilized for the remainder of 1996. Such underutilization could materially adversely impact the company's quarterly and annual financial condition and operating results.

The company has recently introduced its first generation of K86 products which are now in volume production. The company's production and sales plans are subject to numerous risks and uncertainties, including customer inventory levels and orders for the company's products, changed industry and company forecasts of demand, the timing of introduction of higher-performance fifth generation microprocessors and other products, the pace at which the company is able to ramp production of fifth generation microprocessors in Feb 25, the effects of marketing and pricing strategies adopted by Intel Corporation which has a dominant position in the microprocessor market, the possibility that products newly introduced by the company may fail to achieve market acceptance or may be found defective, adverse conditions in the personal computer market and unexpected interruptions in the company's manufacturing operations. Lack of acceptance of the company's first generation K86 products would have a material adverse effect on the company's quarterly and annual financial condition and results of operations.

The company's future operations, financial condition, and stock price may be subject to volatility. Based on the trading history of its stock, the company believes that factors such as quarterly fluctuations in the company's financial results, announcements of new products by the company or its competitors, and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of AMD common stock. In addition, an actual or anticipated shortfall in revenue, gross margin, or earnings from securities analysts' expectations could have an immediate effect on the trading price of the company's common stock in any given period.

The company's current business plan envisions substantial cash outlays requiring external capital financing. In addition, as discussed in Financial Condition, above, the company anticipates that external financing will be required in order to remain in compliance with certain of its financial covenants in its bank credit agreements. There can be no assurance that capital will be available on terms favorable to the company in sufficient amounts to enable the company to implement its current business plan. In the event such capital is not available, the company may be required to reduce or eliminate one or more of its existing three product development areas: computations, communications and components, and programmable logic devices.

II.  OTHER INFORMATION

Item 1.  Legal Proceedings

SEC Investigation. The Securities and Exchange Commission (SEC) began an informal investigation of the company in 1993 regarding the company's disclosures about the development of its AM486SX microcode in a development process and the extent to which it included access to Intel's 386 microcode. These disclosures were the subject of securities class actions and a derivative suit that were settled and dismissed with prejudice. The company has cooperated fully with the SEC's requests for information. Based on information currently known, management does not believe that the informal investigation will have a material effect on the financial condition or results of operations of the company.

Irving Karton and Jason Lyons v. S. Atiq Raza, et al. (Case No. CV753583, Cal. Sup. Ct., County of Santa Clara, California). On November 1, 1995, two alleged shareholders of NexGen filed suit against NexGen, its board of directors and a former director of NexGen. The complaint, as amended, alleged that the consideration which NexGen stockholders would receive pursuant to the Merger was inadequate; the defendants had therefore breached the directors' fiduciary duties to the stockholders of NexGen; the Merger consideration was below the fair or inherent value of NexGen; the defendants had not considered other potential purchases of NexGen or its stock; and there had been inadequate disclosure of material facts concerning the business and prospects of NexGen as they related to the Merger. The amended complaint sought an injunction against the Merger, rescission of the Merger, if consummated, unspecified damages, attorney's fees and other relief. A settlement was reached pursuant to which the agreement governing the Merger was amended in certain respects; a stockholder rights plan adopted by NexGen was amended in certain respects; and NexGen made certain disclosures to its stockholders in connection with the Merger which were requested by the plaintiffs. On February 19, 1996, the court entered an order giving its final approval to the settlement and awarding plaintiffs' attorneys fees and expenses. The settlement and the attorneys fees and expenses award will not have a material adverse effect upon the financial condition or results of operations of the company.

Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C94-20567-RMW, U.S. District Ct., San Jose, California). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the company's and Altera Corporation's programmable logic devices. On March 11, 1996, the court has dismissed most of Altera's counterclaim, the remainder of which AMD intends to continue to contest vigorously. Based upon information presently known to management the company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the company.

Thorn EMI North America, Inc. v Advanced Micro Devices, Inc. (Case No. 95-199-RRM, U.S. District Ct., Wilmington, Delaware). This litigation was filed in 1995 and alleged that AMD infringed a patent owned by Thorn EMI North America, Inc. relating to processes used by AMD to manufacture microprocessors. The action sought unspecified damages for past infringement and an injunction against alleged further infringement. The litigation was settled and has been dismissed. The settlement will not have a material adverse effect upon the financial condition or results of operations of the company.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of the company's stockholders was held on January 16, 1996 at which the stockholders were asked to approve proposals to (1) approve and adopt an Agreement and Plan of Merger among AMD, AMD Merger Corporation, a wholly-owned subsidiary of AMD, and NexGen, Inc., as amended, and the transactions contemplated thereby ("Proposal No. 1") and (2) approve an Amendment to the Advanced Micro Devices, Inc. 1991 Stock Purchase Plan to increase the number of shares of AMD Common Stock issuable thereunder from 2,500,000 shares to 3,600,000 shares ("Proposal No.2"). Both proposals were approved by the requisite vote. The results of the voting on Proposals No. 1 and No. 2 were:

                            For        Against     Abstain    Broker Non-Votes
                         ----------   ---------   ---------   ----------------

     Proposal No. 1      58,114,751   3,006,579   1,154,092   25,121,794

     Proposal No. 2      82,799,025   3,280,044   1,318,147   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits      10.23(g)      Fujitsu Joint Development Agreement
                                           Amendment (confidential treatment has
                                           been requested as to certain portions
                                           of this Exhibit)

                             27.1          Financial Data Schedule

         (b).  Reports on Form 8-K

               The following reports on Form 8-K were filed during the quarter for which this report is filed:

               1. Current Report on Form 8-K dated January 5, 1996 reporting under Item 5 - Other Information-the execution of a comprehensive patent cross license agreement between the company and Intel Corporation.

               2. Current Report on Form 8-K dated January 10, 1996 reporting under Item 5 - Other Information-the financial results for the year ended December 31, 1995.

               3. Current Report on Form 8-K dated January 12, 1996 reporting under Item 5 - Other Information-NexGen, Inc.'s expected financial results for its second fiscal quarter ended December 31, 1995.

               4. Current Report on Form 8-K dated January 17, 1996 reporting under Item 2 - Acquisition or Disposition of Assets and
                   Item 7 - Financial Statements and Exhibits-the completion of the company's acquisition of NexGen, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ADVANCED MICRO DEVICES, INC.




Date: May 15, 1996                          By:  /s/ Geoffrey Ribar
     ---------------                             ------------------
                                            Geoffrey Ribar
                                            Vice President and
                                            Corporate Controller

                                            Signing on behalf of the
                                            registrant and as the principal
                                            accounting officer

                                 EXHIBIT INDEX
                                 -------------


Exhibits
- --------
10.23(g)       Fujitsu Joint Development Agreement Amendment (Confidential
               treatment has been requested as to certain portions of this
               Exhibit.)

27.1           Financial Data Schedule