Form 10-K/A
period 1995-12-31
ADVANCED MICRO DEVICES INC
filed 1996-08-05
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             FORM 10-K /A (No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ----------------   -------------------

                         Commission File Number 1-7882


                         ADVANCED MICRO DEVICES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                              94-1692300
   (State or other jurisdiction of      (IRS Employer Identification Number)
    incorporation or organization)                     94086
           One AMD Place                             (Zip Code)
        Sunnyvale, California
(Address of principal executive offices)

      Registrant's telephone number, including area code: (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                            (Name of each exchange
       (Title of each class)                  on which registered)
       ----------------------                ----------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                  Aggregate market value of the voting stock
                held by nonaffiliates as of February 26, 1996.

                                $2,623,543,765

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  133,337,618 shares as of February 26, 1996.

- --------------------------------------------------------------------------------

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

  The Corporation also owns or leases facilities containing approximately 730,000 square feet for its operations in Malaysia, Singapore and Thailand (See
Item 1, Manufacturing and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.) Of the entire worldwide facilities owned or leased by the Corporation, approximately 580,000 square feet are currently vacant. In addition, approximately 180,000 square feet are currently vacant until the construction of Fab 25 is completed. The Corporation has entered into an agreement to lease 14.6/(1)/ acres of land in Suzhou, China. The Corporation holds 74 undeveloped acres of land in the Republic of Ireland. The Corporation also has an equity interest in 58 acres of land in Albuquerque, New Mexico, which it has under a contract to sell that is expected to close in 1996.

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

(1) Corrected from the number appearing in the original report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statements:



                                                  Page References
                                                 ------------------
                                                       1995 Annual
                                                       ------------
                                                 Form   Report to
                                                 ----  ------------
                                                 10-K  Stockholders
                                                 ----  ------------
   Report of Ernst & Young LLP,
    Independent Auditors.......................   --        29
   Consolidated Statements of Income
    for each of the three fiscal years
     in the period ended December 31, 1995.....   --        13
   Consolidated Balance Sheets at
    December 25, 1994 and December 31,
     1995......................................   --        14
   Consolidated Statements of Cash
    Flows for each of the three fiscal
    years in the period ended December 31,
     1995......................................   --        15
   Notes to Consolidated Financial
    Statements.................................   --        16
   Supplementary Financial Data:
    Fiscal years 1994 and 1995 by
     quarter (unaudited).......................   --        30


2. Financial Statement Schedule

  The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule Covered by Reports of Independent Auditors are filed or incorporated by reference as part of this annual report. The following is a list of such Financial Statement
Schedule:


                                           Page References
                                          ------------------
                                                1995 Annual
                                                ------------
                                          Form   Report to
                                          ----  ------------
                                          10-K  Stockholders
                                          ----  ------------
   Schedule II Valuation and Qualifying   F-3       --
    Accounts............................

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


3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. The following is a list of such Exhibits:

  Exhibit
  -------
  Number                                 Description of Exhibits
  ------                                 -----------------------

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

****3.2                      By-Laws, as amended.

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

 Exhibit
 -------
 Number                                  Description of Exhibits
 ------                                  -----------------------

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

   Exhibit
   -------                              Description of Exhibits
    Number                              -----------------------
    ------

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

   Exhibit
   -------                             Description of Exhibits
    Number                             -----------------------
    ------

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

  10.25(g) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales and Service, Ltd. (amending the Building Lease filed as Exhibit 10.29(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(b) to the Corporation's Quarterly Report on Form 10-Q for the period ended October
                             1, 1995, is hereby incorporated by reference.

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

   Exhibit
   -------                                 Description of Exhibits
    Number                                 -----------------------
    ------

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

  10.25(l) Third Amendment to Land Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales and Service, Ltd. (amending the Land Lease filed as Exhibit 10.29(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
                             Exhibit 10.29(c) to the Corporation's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.

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

   Exhibit
   -------                              Description of Exhibits
    Number                              -----------------------
    ------

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

    Exhibit
    -------                             Description of Exhibits
     Number                             -----------------------
     ------

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

**** Amendment no. 1 to the report includes a correct copy of the bylaws in effect as of the date of the report in replacement of the copy of the bylaws originally filed.

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


                             Advanced Micro Devices, Inc.
                             Registrant
August 3, 1996

                             By: /s/   Marvin D. Burkett

                                              Marvin D. Burkett
                                         Senior Vice President, Chief
                             Financial and Administrative Officer and Treasurer