Form 10-Q
period 1996-06-30
ADVANCED MICRO DEVICES INC
filed 1996-08-08
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    June 30, 1996
                                    --------------------

                              OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission File Number            1-7882
                      ------------------------------------------

                    ADVANCED MICRO DEVICES, INC.
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                94-1692300
- --------------------------------        ------------------------------------
State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                   94088-3453
- ------------------------------------------          ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of August 1, 1996: 135,202,701.
       -----------

ADVANCED MICRO DEVICES, INC.
- ----------------------------


INDEX
- -----

Part I.   Financial Information                                      Page No.
          ---------------------                                      --------
          Item 1.   Financial Statements

                    Condensed Consolidated Statements of
                       Operations-- Quarters Ended June 30,
                       1996 and July 2, 1995, and Six Months
                       Ended June 30, 1996 and July 2, 1995              3

                    Condensed Consolidated Balance Sheets--
                       June 30, 1996 and December 31, 1995               4

                    Condensed Consolidated Statements of
                       Cash Flows-- Six Months Ended June
                       30, 1996 and July 2, 1995                         5

                    Notes to Condensed Consolidated
                       Financial Statements                              6

          Item 2.   Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                         9


Part II.  Other Information
          -----------------


          Item 1.   Legal Proceedings                                   29

          Item 4.   Submission of Matters to a Vote of
                       Security Holders                                 30

          Item 6.   Exhibits and Reports on Form 8-K                    31


          Signature                                                     32
          ---------

I.      FINANCIAL INFORMATION
        ---------------------

        ITEM 1.
        -------

                             FINANCIAL STATEMENTS
                             --------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                               Quarter Ended                      Six Months Ended
                                                  -------------------------------------   -----------------------------------
                                                                            July 2,                              July 2,
                                                      June 30,               1995             June 30,             1995
                                                       1996                (Restated)*          1996            (Restated)*
                                                  -----------------    ----------------   ---------------    ---------------

Net sales                                             $     455,077    $      638,867        $    999,289       $  1,266,248

Expenses:
        Cost of sales                                       379,779           315,905             748,514            621,590
        Research and development                             92,768           105,695             187,548            202,569
        Marketing, general and administrative                83,063           106,602             186,074            209,336
                                                       ------------       -----------        ------------       ------------
                                                            555,610           528,202           1,122,136          1,033,495
                                                       ------------       -----------        ------------       ------------

Operating income (loss)                                    (100,533)          110,665            (122,847)           232,753

Interest income and other, net                               23,039             6,975              51,098             14,033
Interest expense                                             (1,812)             (501)             (3,793)            (1,079)
                                                       ------------       -----------        ------------       ------------

Income (loss) before income taxes
        and equity in joint venture                         (79,306)          117,139             (75,542)           245,707
Provision (benefit) for income taxes                        (31,723)           39,016             (31,723)            81,840
                                                       ------------       -----------        ------------       ------------

Income (loss) before equity in joint venture                (47,583)           78,123             (43,819)           163,867
Equity in net income of joint venture                        12,911             2,529              34,474              1,115
                                                       ------------       -----------        ------------       ------------

Net income (loss)                                           (34,672)           80,652              (9,345)           164,982

Preferred stock dividends                                         -                 -                   -                 10
                                                       ------------       -----------        ------------       ------------

Net income (loss) applicable to common stockholders    $    (34,672)      $    80,652        $     (9,345)      $    164,972
                                                       ============       ===========        ============       ============

Net income (loss) per common share                     $       (.26)      $       .59        $       (.07)      $       1.24
                                                       ============       ===========        ============       ============
Shares used in per share calculation                        135,266           136,950             134,487            132,722
                                                       ============       ===========        ============       ============

* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                                                             December 31,
                                                                                   June 30,                     1995
                                                                                     1996                     (Audited)
                                                                                  (Unaudited)                 (Restated)*
                                                                               ----------------           -------------------
Assets
- ------
Current assets:
        Cash and cash equivalents                                               $        77,806             $       126,316
        Short-term investments                                                          203,852                     383,349
                                                                                ----------------           -----------------
             Total cash, cash equivalents, and short-term investments                   281,658                     509,665

        Accounts receivable, net                                                        209,691                     284,238
        Inventories:
             Raw materials                                                               31,924                      29,494
             Work-in-process                                                             99,683                      68,827
             Finished goods                                                              44,230                      57,665
                                                                                ----------------           -----------------
                 Total inventories                                                      175,837                     155,986
        Deferred income taxes                                                           141,089                     147,489
        Prepaid expenses and other current assets                                        64,236                      40,564
                                                                                ----------------           -----------------
                Total current assets                                                    872,511                   1,137,942
Property, plant, and equipment, at cost                                               3,117,829                   2,946,901
Accumulated depreciation and amortization                                            (1,436,709)                 (1,305,267)
                                                                                ----------------           -----------------
                Property, plant, and equipment, net                                   1,681,120                   1,641,634
Investment in joint venture                                                             187,881                     176,821
Other assets                                                                            103,513                     122,070
                                                                                ----------------            ----------------
                                                                                $     2,845,025             $     3,078,467
                                                                                ================            ================
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
        Notes payable to banks                                                  $        11,878             $        26,770
        Accounts payable                                                                177,240                     241,916
        Accrued compensation and benefits                                                57,178                     106,347
        Accrued liabilities                                                              96,916                     103,404
        Income tax payable                                                                3,000                      56,297
        Deferred income on shipments to distributors                                     93,990                     100,057
        Current portion of long-term debt and capital lease obligations                  27,739                      41,642
                                                                                ----------------            ----------------
                Total current liabilities                                               467,941                     676,433

Deferred income taxes                                                                   103,807                      84,607
Long-term debt and capital lease obligations, less current portion                      201,922                     214,965

Stockholders' equity:
        Capital stock:
            Common stock, par value                                                       1,404                       1,050
        Capital in excess of par value                                                  936,475                     908,989
        Retained earnings                                                             1,133,476                   1,192,423
                                                                                ----------------            ----------------
                Total stockholders' equity                                            2,071,355                   2,102,462
                                                                                ----------------            ----------------
                                                                                 $    2,845,025              $    3,078,467
                                                                                ================            ================


* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes                 4
- ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)


                                                                                           Six Months Ended
                                                                                ---------------------------------------
                                                                                                             July 2,
                                                                                  June 30,                    1995
                                                                                    1996                   (Restated)*
                                                                                -------------               ----------
Cash flows from operating activities:
   Net income (loss)                                                            $      (9,345)             $   164,982
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                 163,805                  114,096
        Net (gain) loss on sale of property, plant, and equipment                         678                       (9)
        Write-down of property, plant, and equipment                                      986                      380
        Net gain realized on sale of available-for-sale securities                    (41,028)                       -
        Compensation recognized under employee stock plans                              1,403                    1,467
        Undistributed income of joint venture                                         (34,474)                  (1,115)
        Changes in operating assets and liabilities:
          Net (increase) decrease in receivables, inventories,
            prepaid expenses, and other assets                                          8,134                  (63,677)
        Payment of litigation settlement                                                    -                  (20,000)
        Net (increase) decrease in deferred income taxes                               25,600                  (10,595)
        Increase (decrease) in income tax payable                                     (58,473)                  68,078
        Net increase (decrease) in payables and accrued liabilities                  (107,325)                  82,452
                                                                                -------------              ------------

Net cash provided by (used in) operating activities                                   (50,039)                 336,059
                                                                                -------------              ------------

Cash flows from investing activities:
  Purchase of property, plant, and equipment                                         (205,647)                (325,695)
  Proceeds from sale of property, plant, and equipment                                  1,248                    1,400
  Purchase of available-for-sale securities                                          (351,631)                (466,120)
  Proceeds from sale of available-for-sale securities                                 574,799                  384,547
  Purchase of held-to-maturity debt securities                                              -                 (358,019)
  Proceeds from maturities of held-to-maturity debt securities                              -                  326,644
  Investment in joint venture                                                               -                  (18,019)
                                                                                -------------              ------------


Net cash provided by (used in) investing activities                                    18,769                 (455,262)
                                                                                -------------              ------------


Cash flows from financing activities:
  Proceeds from borrowings                                                             26,231                  208,855
  Payments on capital lease obligations and other debt                                (68,411)                 (84,660)
  Proceeds from issuance of stock                                                      24,940                   88,581
  Redemption of preferred stock and stockholder rights                                      -                   (2,501)
  Payments of preferred stock dividends                                                     -                      (10)
                                                                                -------------              ------------


Net cash provided by (used in) financing activities                                   (17,240)                 210,265
                                                                                -------------              ------------

Net increase (decrease) in cash and cash equivalents                                  (48,510)                  91,062
Cash and cash equivalents at beginning of period                                      126,316                   85,966
                                                                                -------------              ------------


Cash and cash equivalents at end of period                                      $      77,806              $   177,028
                                                                                =============              ============


Supplemental disclosures of cash flow information:
  Cash paid during the first six months for:
    Interest (net of amounts capitalized)                                       $           -              $     2,541
                                                                                =============              ============

    Income taxes                                                                $       2,128              $    24,010
                                                                                =============              ============

  Non-cash financing activities:
    Equipment capital leases                                                    $         342              $    16,508
                                                                                =============              ============

    Conversion of preferred stock to common stock                               $           -              $   270,328
                                                                                =============              ============

* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes                         5
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

         The Company uses a 52 to 53 week fiscal year ending on the last Sunday in December. The quarters ended June 30, 1996 and July 2, 1995 included 13 weeks. The six months ended June 30, 1996 and July 2, 1995 included 26 and 27 weeks, respectively.

         Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

     2. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of June 30, 1996 (in thousands):

             Cash equivalents
               Treasury notes                                $   2,017
               Federal agency notes                             28,197
               Security repurchase agreements                   13,200
               Commercial paper                                  5,000
               Other debt securities                               368
                                                             ----------
               Total cash equivalents                        $  48,782
                                                             ==========
             Short-term investments
               Certificates of deposit                       $  25,597
               Municipal notes and bonds                        30,109
               Corporate notes                                  37,915
               Treasury notes                                   62,790
               Commercial paper                                 31,941
               Money market auction preferred stocks            15,500
                                                             ----------
               Total short-term investments                  $ 203,852
                                                             ==========



         As of June 30, 1996, the Company held $11.8 million of available-for-sale equity securities with a fair value of $17.8 million which are included in other assets. The net unrealized gain on these equity securities is included in retained earnings. During the second quarter and first six months of 1996, the Company sold a portion of its available-for-sale equity securities and realized pre-tax gains of $16.3 million and $41.0 million, respectively.

     3. The primary net income per common share computation is based on the weighted average number of common shares outstanding plus dilutive common share equivalents. The primary net loss per common share computation excludes common share equivalents as their effect on the net loss per share would be anti-dilutive. In the first quarter of 1995, the Company called for redemption of all outstanding shares of its Convertible Preferred Stock. As a result, all of its outstanding preferred stock was either redeemed or converted to the Company's common stock. Shares used in the per share computations are as follows:

                                      Quarter Ended        Six Months Ended
                                 ---------------------  ----------------------
                                  June 30,    July 2,    June 30,     July 2,
                                    1996       1995        1996        1995
                                 ----------  ---------  ----------   ---------
                                      (Thousands)            (Thousands)

         Common shares
           outstanding            135,027     128,020     134,259     124,306
         Employee stock plans         239       6,759         228       6,453
         Warrants                       -       2,171           -       1,963
                                 ---------   ---------   ---------   ---------
                                  135,266     136,950     134,487     132,722
                                 =========   =========   =========   =========


     4. On January 17, 1996, the Company acquired NexGen, Inc. (NexGen) in a transaction accounted for as a pooling-of-interests. All financial data and footnote information of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of NexGen in accordance with generally accepted accounting principles.


         Separate results of the combining entities for the quarter and six months ended July 2, 1995 are as follows:

                                      Quarter Ended        Six Months Ended
                                       July 2, 1995          July 2, 1995
                                       (Thousands)           (Thousands)
                                      --------------        --------------
         Net sales:
           AMD                         $  626,214           $    1,246,310
           NexGen                          12,653                   19,938
                                       -----------          --------------
                                       $  638,867           $    1,266,248
                                       ===========          ==============

         Net income (loss):
           AMD                         $   97,029           $      199,381
           NexGen                         (16,377)                 (34,399)
                                       -----------          --------------
                                       $   80,652           $      164,982
                                       ===========          ==============

     Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     -------     --------------------------------------------------
                 OPERATIONS AND FINANCIAL CONDITION
                 ----------------------------------

     CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     ---------------------------------------------------------

     The statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward looking statements include estimates of 1996 gross margin, operating results, capital expenditures and adequacy of resources to fund operations and capital investments; the planned sale of the Senior Secured Notes (as defined below); the description of the New Credit Agreement (as defined below); future business prospects for microprocessors, Flash memory device products and other product lines; the development, validation, certification, introduction, market acceptance and pricing of the K86(TM) products; the impact of the Company's acquisition of NexGen, Inc. (NexGen); the Company's commitment to research and development; the planned build-out of Fab 25; external financing plans and financial instruments; and the proposed Dresden and FASL II manufacturing facilities. FASL II is the second Flash memory device wafer fabrication facility to be built by the Company's manufacturing joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited ("FASL"). See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause the actual results to differ materially from the forward looking statements.

     The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto, and with the Company's Supplemental Consolidated Financial Statements and Notes thereto at December 31, 1995 and December 25, 1994, and for each of the three years in the period ended December 31, 1995. On January 17, 1996, the Company acquired NexGen in a transaction accounted for as a pooling-of-interests. All financial data and footnote information of the Company, including the Company's previously issued financial statements for the periods discussed herein, have been restated to give retroactive effect to the merger with NexGen.


     Am486 and Nx586 are registered trademarks of AMD.
     K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, SLAC, and Nx686 are trademarks of AMD.
     Windows and WindowsNT are registered trademarks of Microsoft Corporation.

     RESULTS OF OPERATIONS
     ---------------------
     Net sales were $455.1 million for the second quarter of 1996 as compared to $638.9 million for the same period in 1995 and $544.2 million for the first quarter of 1996. For the six month period ended June 30, 1996, net sales decreased to $999.3 million from $1,266.2 million for the comparable period in 1995. Net sales decreased in the second quarter of 1996 and for the six month period ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decline in Am486(R) microprocessor sales, as both unit volume and average selling prices decreased significantly. Net sales in the second quarter of 1996 decreased from the immediately prior quarter primarily due to a decline in Flash memory device sales, as both unit volume and average selling prices declined, and secondarily due to a continued decline in Am486 microprocessor sales caused by a continued decline in average selling prices.

     Communications and Components Group ("CCG") net sales were $290.1 million for the second quarter of 1996 as compared to $279.4 million for the same period in 1995 and $348.3 million for the first quarter of 1996. For the six month period ended June 30, 1996, CCG net sales increased to $638.5 million from $535.1 million for the comparable period in 1995. CCG net sales increased in the second quarter of 1996 as compared to the same period in 1995 due to higher unit shipments of communications products. CCG net sales in the second quarter of 1996 decreased from the immediately prior quarter primarily due to sales declines in Flash memory devices, which constitute a significant portion of CCG net sales, and secondarily due to a decline in unit shipments of other CCG products, slightly offset by increases in sales of SLIC and SLAC(TM) devices. CCG net sales increased in the six month period ended June 30, 1996 as compared to the corresponding period in 1995 due to increased unit shipments of Flash memory devices and communications products. The market for the Company's Flash memory devices in 1996 has been characterized by increasing competition from all major manufacturers, falling prices, and weak unit demand. There can be no assurance that these trends will not continue or accelerate.

     Programmable Logic Division ("PLD") net sales were $61.6 million for the second quarter of 1996 as compared to $61.4 million for the same period in 1995 and $69.6 million for the first quarter of 1996. For the six month period ended June 30, 1996, PLD net sales increased to $131.1 million from $118.8 million for the comparable period in 1995. PLD net sales in the second quarter of 1996 decreased from the immediately prior quarter due to decreased unit shipments and declines in average selling prices, principally involving simple programmable logic devices. The Company believes this decline is attributable to decreased market demand in the simple and complex programmable logic market. Net sales in the six month period ended June 30, 1996 increased as compared to the corresponding period in 1995 due to increased unit shipments of complex programmable logic devices, which have higher average selling prices than simple programmable logic devices.

     Computation Products Group ("CPG") net sales were $103.4 million for the second quarter of 1996 as compared to $298.1 million for the same period in 1995 and $126.3 million for the first quarter of 1996. For the six month period ended June 30, 1996, CPG net sales decreased to $229.7 million from $612.4 million for the comparable period in 1995. The decline in CPG net sales was in each case due to increased market acceptance of higher performance fifth generation microprocessors from Intel Corporation, coupled with the Company's delay in introducing competitive fifth generation microprocessors. The market for fourth generation micro-processors, including the Company's Am486 microprocessor, has continued to decline as the product life cycle is ending and the Company anticipates that the decline in Am486 microprocessor unit demand and average selling prices will continue and may accelerate during the remainder of 1996. The Company's fifth generation microprocessor, the AMD-K5(TM) microprocessor, was introduced relatively late in the life cycle of fifth generation products. As such, the Company believes the AMD-K5 microprocessor will be a transitional product and will be unlikely to result in the levels of revenues for the Company achieved by the Am486 microprocessor. The Company believes that the success of the Company's fifth generation microprocessor products during the remainder of 1996 will depend on market acceptance of the Company's 100 megahertz ("MHz") AMD-K5 product and the ability of the Company to develop and introduce on a timely basis subsequent higher performance fifth generation microprocessors. The Company does not expect any sales of the AMD-K6(TM) products in 1996. The Company intends to begin volume shipments of the AMD-K6 products in the first half of 1997, although no assurance can be made that such shipments will occur.

     Gross margins were 17 percent for the second quarter of 1996 as compared to 51 percent for the same period in 1995 and 32 percent for the first quarter of 1996. For the six month period ended June 30, 1996, gross margins decreased to 25 percent from 51 percent for the comparable period in 1995. The decline in gross margins was in each case due to lower sales, underutilization of the Company's high fixed cost production facilities, particularly at its newest manufacturing facility, located in Austin, Texas ("Fab 25"), and provisions against higher than expected Flash memory device inventory levels. These factors may contribute to further declines in gross margins during the remainder of 1996.

     Research and development expenses were $92.8 million for the second quarter of 1996 as compared to $105.7 million for the same period in 1995 and $94.8 million for the first quarter of 1996. For the six month period ended June 30, 1996, research and development expenses decreased to $187.5 million from $202.6 million for the comparable period in 1995. The decline in research and development expenses was in each case due to a recategorization of Fab 25 expenses from research and development to cost of sales as Fab 25 commenced production in the third quarter of 1995.

     Marketing, general and administrative expenses were $83.1 million for the second quarter of 1996 as compared to $106.6 million for the same period in 1995 and $103.0 million for the first quarter of 1996. For the six month period ended June 30, 1996, marketing, general and administrative expenses decreased to $186.1 million from $209.3 million for the comparable period in 1995. Marketing, general and administrative expenses in the second quarter of 1996 decreased from the immediately prior quarter primarily due to non-recurring costs associated with the

     NexGen merger in the first quarter of 1996. The decline in marketing, general and administrative expenses was in each other case due to the cessation of promotional expenses associated with NexGen's products, which the Company no longer offers.

     The Company incurred operating losses of $100.5 million for the second quarter of 1996 as compared to operating income of $110.7 million for the same period in 1995 and operating losses of $22.3 million for the first quarter of 1996. For the six month period ended June 30, 1996, operating losses were $122.8 million as compared to operating income of $232.8 million for the comparable period in 1995. The decline in operating income was in each case due to lower sales and underutilization of the Company's high fixed cost production facilities, particularly Fab 25. The Company can give no assurance of any improvement in its operating results in the third quarter of 1996.

     Interest income and other, net was $23.0 million for the second quarter of 1996 as compared to $7.0 million for the same period in 1995 and $28.1 million for the first quarter of 1996. For the six month period ended June 30, 1996, interest income and other, net increased to $51.1 million from $14.0 million for the comparable period in 1995. The Company's quarter and six-month results for the periods ended June 30, 1996 include pre-tax gains of $16.3 million and $41.0 million, respectively, resulting from the sales of equity investments.

     Interest expense was $1.8 million for the second quarter of 1996 as compared to $0.5 million for the same period in 1995 and $2.0 million for the first quarter of 1996. For the six month period ended June 30, 1996, interest expense increased to $3.8 million from $1.1 million for the comparable period in 1995. Interest expense increased in all periods of 1996 from 1995 due to lower capitalized interest mainly related to the completion of the first phase of construction of Fab 25.

     During the second quarter of 1996, the Company recorded a tax credit of $31.7 million. This results in an effective tax rate (benefit) of approximately 40 percent for the quarter and year-to-date reflecting the benefit of operating loss carrybacks to prior years. The income tax rate was 33 percent in both the second quarter and the first six months of 1995.

     The Company incurred net losses of $34.7 million, or $0.26 per share, for the second quarter of 1996 as compared to net income of $80.7 million, or $0.59 per share fully diluted, for the same period in 1995 and net income of $25.3 million, or $0.18 per share fully diluted, for the first quarter of 1996. For the six month period ended June 30, 1996, net losses were $9.3 million, or $0.07 per share, as compared to net income of $165.0 million, or $1.21 per share fully diluted, for the comparable period in 1995.

     International sales were 53 percent of net sales in the second quarter of 1996 as compared to 58 percent for the same period in 1995 and 52 percent for the first quarter of 1996. For the six month period ended June 30, 1996, international sales decreased to 52 percent of net sales from 57 percent for the comparable period in 1995. Approximately 17 percent of the Company's net sales were denominated in foreign currencies in the first six months of 1996. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

     The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Company's foreign net monetary asset position including the Company's liabilities for products purchased from FASL. In 1995 and 1996, these hedging transactions were denominated in lira, yen, French franc, Deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The Company believes its foreign exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of June 30, 1996, the Company had approximately $36.5 million (notional amount) of foreign exchange forward contracts as compared to $72.8 million at March 31, 1996.

     The Company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the Company's interest rate obligation from a floating rate to a fixed rate basis. At June 30, 1996, the net outstanding notional amount of interest rate swaps was $165.0 million, of which $125.0 million will mature in 1996 and $40.0 million will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

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

     FINANCIAL CONDITION
     -------------------

     The Company's working capital balance decreased to $404.6 million at June 30, 1996 from $480.2 million at March 31, 1996 and from $461.5 million at December 31, 1995 primarily due to continued capital spending, particularly on Fab 25. The Company's operations required the use of $50.0 million in cash for the six months ended June 30, 1996. The Company's cash, cash equivalents and short-term investments balance was approximately $281.7 million at June 30, 1996 compared to $409.3 million at March 31, 1996 and $509.7 million at December 31, 1995.

     The Company's capital investments and its recent operating performance have resulted in significant negative cash flow and the Company anticipates negative cash flow through the remainder of 1996. The Company is continuing to make substantial capital investments in its process technology and manufacturing capacity based, in part, upon Company and industry projections regarding future growth in the market for integrated circuits. The Company plans to continue to make significant capital investments through the remainder of 1996, including an estimated $215.0 million for Fab 25 and $75.0 million related to the proposed Dresden submicron integrated circuit manufacturing facility, as described below. During the six months ended June 30, 1996, the Company made capital investments of approximately $108.0 million in Fab 25.

     The Company is currently planning to construct an 875,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (the "Dresden Facility") over the next five years at a presently estimated cost in Deutsche marks equivalent to approximately $1.5 billion (under current exchange rates). It is presently intended that the Dresden Facility will be dedicated to the production of microprocessors and other advanced logic products. The governments of the Federal Republic of Germany and the State of Saxony have agreed to provide financing assistance for the Dresden Facility through grants and allowances in Deutsche marks in an aggregate amount equivalent to approximately $350.0 million at current exchange rates, interest subsidies in Deutsche marks in an aggregate amount equivalent to approximately $200.0 million at current exchange rates, and loan guarantees. Between 1996 and 1999, AMD currently intends to invest in the Dresden Facility, through a wholly owned subsidiary or through a wholly owned intermediate holding company, as appropriate (the "German Subsidiary"), an aggregate amount in Deutsche marks which is equivalent to approximately $350.0 million at current exchange rates; of this amount, the Deutsche mark equivalent of $150.0 million would be invested in the form of equity and approximately $200.0 million would be invested in the form of equity or subordinated loans. The German Subsidiary will construct, own and operate the Dresden Facility, but the Company, as sole shareholder of the German Subsidiary, will control it. The German Subsidiary has signed an agreement to acquire the land necessary to commence construction of the Dresden Facility for a purchase price in Deutsche marks in an amount equivalent to approximately $10.0 million at current exchange rates. The parcel consists of approximately 120 acres.

     The German Subsidiary is expected to incur substantial project-related debt in the form of a syndicated Deutsche mark bank loan in an aggregate amount up to approximately $1.1 billion at current exchange rates, the terms of which loan are currently under discussion with Dresdner Bank AG, as agent for the prospective lenders. No commitment has been issued by Dresdner Bank AG regarding the syndicated loan. This loan will be secured by the Dresden Facility and substantially all of the German Subsidiary's other assets, will be guaranteed as to payment of 65 percent of the principal and interest by the Federal Republic of Germany and the State of Saxony and will be nonrecourse to the Company. The Company will pledge all of the shares of the German Subsidiary to Dresdner Bank AG in connection with the syndicated loan. The Company will commit to provide the German Subsidiary an additional $100.0 million to $150.0 million, depending on the outcome of negotiations with Dresdner Bank AG, for the German Subsidiary's use with respect to the German Subsidiary's syndicated loan obligations. This obligation will expire once the Dresden Facility is completed, after which time the Company has been requested by Dresdner Bank AG to make available up to $100.0 million for the German Subsidiary to draw upon should it fail to meet certain financial covenants. Assuming successful completion of negotiations, it is currently expected that the initial draw down on the loan will be made in 1997. Construction of the Dresden Facility is expected to commence in the first half of 1997 and initial volume production is planned to begin in 1999.

     The Company is currently negotiating substantially all of the agreements relating to the construction, operation and financing of the Dresden Facility. It is presently expected that such agreements will be finalized during the fourth quarter of 1996. The negotiations presently contemplate that, in addition to the obligations discussed above, the Company (directly or indirectly) may be required to agree to (1) return all federal and state government grants, allowances and interest subsidies, or replace all such subsidies that are not made available, if the Company or the German Subsidiary fails to meet certain material obligations to the Federal Republic of Germany or the State of Saxony; (2) purchase the output of the Dresden Facility at transfer prices to be set pursuant to specific formulas, except where the Dresden Facility is operating at less than 75% capacity because of a lack of market demand for the products being fabricated there (the Company's product purchase obligation can be terminated once the syndicated loan has been repaid or under circumstances relating to a change of control of the German Subsidiary or the destruction or abandonment of the Dresden Facility); (3) cause the German Subsidiary to undertake bona fide research and development activities at the design center of the Dresden Facility; (4) grant a non-exclusive license to the German Subsidiary to use, at the Dresden Facility and in products manufactured at the Dresden Facility, intellectual property developed at the Dresden design center; and (5) make equity contributions or subordinated loans to the German Subsidiary to fund cost overruns, exceeding certain amounts, in constructing the Dresden Facility.

     In the event AMD agrees to purchase products from the German Subsidiary, the Indenture ("Indenture") under which Senior Secured Notes of the Company will be issued as described below provides that such purchases must occur at prices that would provide the Company with a minimum contribution margin as defined in the Indenture.

     No assurance can be given that the Company will be able to negotiate final agreements relating to the construction, operation and financing of the Dresden Facility on terms satisfactory to it, that the terms of any such agreements will not be materially different from those described, or that the financial exposure of the Company in connection with the Dresden Facility will not materially exceed the proposed terms described herein. Certain terms in the Indenture limit the amount and timing of the Company's investments in the German Subsidiary.

     The Company's total cash investment in FASL was $160.4 million at the end of the second quarter of 1996 and at the end of 1995. No additional cash investment is currently planned for the remainder of 1996. In March of 1996, FASL began construction of FASL II at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by the cash anticipated to be generated from FASL operations and, if necessary, bank borrowings by FASL. However, in the event that FASL is unable to secure the necessary funds for FASL II, AMD may be required to contribute cash or guarantee third-party loans in proportion to its percentage interest in FASL. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

     The Company is currently offering for sale $400.0 million of Senior Secured Notes (the "Offering") due August 1, 2003 under its shelf registration statement declared effective by the Securities and Exchange Commission on May 17, 1994. The Offering is being underwritten by Donaldson, Lufkin & Jenrette Securities Corporation and BA Securities, Inc. It is presently anticipated that the closing of the Offering will occur during the week of August 12, 1996. Upon the sale of the Senior Secured Notes, the Company will have fully utilized its existing shelf registration statement. Interest on the Senior Secured Notes will accrue at the rate of 11 percent per annum and will be payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 1997. Except as described under "Asset Sales, Collateral Asset Sales and Events of Loss" and "Change of Control" in the Indenture under which the Senior Secured Notes will be issued, the Company will not be required to make mandatory redemption or sinking fund payments with respect to the Senior Secured Notes. The Senior Secured Notes will not be redeemable at the Company's option prior to August 1, 2001. Thereafter, the Senior Secured Notes will be subject to redemption at the option of the Company, in whole or in part, at a premium.

     On July 19, 1996, the Company entered into an agreement, which was amended on August 7, 1996, with three commercial banks which provides for a new $400.0 million term loan and revolving credit facility which will become available concurrently with the sale of the Senior Secured Notes (as amended, the "New Credit Agreement"). Prior to January 1, 1997 the Indenture will limit the aggregate borrowings which can be made under the New Credit Agreement to $250.0 million. The New Credit Agreement will replace the Company's existing unsecured, and currently unused, $250.0 million line of credit and its unsecured $150.0 million four-year term loan. The Company will use a portion of the proceeds of the Offering to repay the existing $150.0 million term loan. The New Credit Agreement provides for a $150.0 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250.0 million four-year secured term loan which is available to the Company for a period of six months after the effective date of the New Credit Agreement (July 19, 1996) and which the Company expects to utilize fully. Borrowings under the New Credit Agreement are subject to the issuance of the Senior Secured Notes among other conditions. The Senior Secured Notes and borrowings under the New Credit Agreement will be secured by one or more deeds of trust and security agreements representing a first priority security interest, subject to the terms of an intercreditor and collateral agency agreement between the bank lenders under the New Credit Agreement and the Indenture Trustee under the Indenture pursuant to which the Senior Secured Notes will be issued, in substantially all of the Company's real property, plant and equipment at Fab 25 and ancillary buildings.

     Assuming consummation of the Offering, the net proceeds to the Company from the Offering, after deducting underwriting discounts and commissions and estimated expenses of the Offering, are expected to be approximately $389.0 million. The Company intends to use $150.0 million of the net proceeds to repay its existing four-year term bank loan which matures on January 5, 1999. The Company expects to use the balance of the net proceeds of approximately $238.5 million for general corporate purposes.

     As of June 30, 1996, the Company's available financial resources were (i) $281.7 million of cash, cash equivalents, and short-term investments, (ii) unsecured committed bank lines of credit of $250.0 million, and (iii) short-term, unsecured uncommitted bank credit in the amount of $80.0 million.

     Assuming consummation of the Offering and following the intended use of $150.0 million of the net proceeds to repay the Company's existing $150.0 million four-year term loan, the Company's available financial resources, as of June 30, 1996, would consist on a pro forma basis of (i) $520.2 million of cash, cash equivalents and short-term investments, (ii) the undrawn $150.0 million three-year secured and revolving line of credit discussed above, (iii) the undrawn $250.0 million secured term loan discussed above, and (iv) short-term, unsecured uncommitted bank credit in the amount of $80.0 million.

     The Company's current capital plan and requirements are based on the availability of financial resources and various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision.

     The Company's present business plan envisions substantial outlays requiring external capital financing which the Company intends to obtain from the proceeds of the sale of the Senior Secured Notes and borrowings under the New Credit Agreement. If the sale of the Senior Secured Notes is not consummated, the credit facilities provided for in the New Credit Agreement will not become available to the Company. There can be no assurance that the sale of the Senior Secured Notes will be consummated. Failure to obtain the requisite external capital financing could have a material adverse effect on the Company.

     The Company believes that current cash balances, together with cash flows, including anticipated external financing provided by the Offering and the New Credit Agreement, will be sufficient to fund operations and capital investments currently planned for the remainder of 1996.


     RISK FACTORS
     ------------

     The Company's business, results of operations and financial condition are subject to the following risk factors:


     Microprocessor Products

     Intel Dominance. Intel Corporation ("Intel") has long held a dominant position in the market for microprocessors used in personal computers ("PCs"). Intel's dominant market position has to date allowed it to set x86 microprocessor standards and thus dictate the type of product the market requires of Intel's competitors. In addition, Intel's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. AMD believes that the process technologies used in the fabrication of the Company's microprocessors are currently somewhat behind those of Intel. The Company expects Intel to continue to invest heavily in research and development and new manufac-turing facilities and to maintain its dominant position through advertising campaigns designed to engender brand loyalty to Intel among PC purchasers. In addition to its dominant microprocessor market share, Intel also dominates the PC platform in other manners. For example, Intel has obtained a dominant market share in sales of 64-bit or Pentium-class core logic chip sets, has emerged as the world's largest motherboard manufacturer, has become a significant manufacturer of personal computers, incorporating Intel microprocessors, chip sets, motherboards and other Intel-designed components for resale by third-party original equipment manufacturers ("OEMs") under such OEMs' names, and has purchased an equity interest in Phoenix Technologies Ltd., a company which has a significant share of the market for BIOS software (basic input/output system software encoded in read-only memory which controls access to devices connected to a PC, such as the monitor and the serial communications port). The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy and customer brand loyalty may continue to have a material adverse effect on the Company, as they have had in the past.

     As Intel has expanded its role in designing and setting standards for PC systems, many PC OEMs have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chip sets or in assembled motherboards. In marketing its microprocessors to these OEMs and dealers, AMD is dependent upon companies other than Intel for the design and manufacture of core-logic chip sets, motherboards, BIOS software and other components. In recent years, these third-party designers and manufacturers have lost market share to Intel. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. Any delay in the availability of such technologies would make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in 1996 and beyond, the Company intends to form closer relationships with third-party designers and manufacturers of core-logic chip sets, motherboards, BIOS software and other components, expand its chip set and system design capabilities, and sell a portion of the Company's processors along with chip sets and license system designs incorporating the Company's processors and products resulting from AMD's relationships with such third party designers and manufacturers to OEMs. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that as Intel introduces future generations of microprocessors, chip sets and motherboards, the design of chip sets and higher level board products which support Intel microprocessors will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel PC systems. If the infrastructure of third-party designers and manufacturers which supports non-Intel PC platforms were to fail to continue to support the Company's products or to offer products competitive with Intel's, the Company could experience difficulties marketing its microprocessors, which could have a material adverse effect on the Company.

     Dependence on New AMD Microprocessor Products. Am486 microprocessor products contributed a significant portion of AMD's revenues, profits and margins in 1994 and 1995. AMD expects Am486 microprocessor revenues, profits and margins in 1996 to be significantly below those of 1995. As the product life cycle of fourth-generation x86 products declines, AMD's ability to maintain or expand its current levels of revenues from microprocessor products, and its ability to benefit fully from the substantial financial commitments it has made to process technologies and integrated circuit manufacturing facilities dedicated to the production of microprocessors, will depend upon its success in developing and marketing in a timely manner its next generations of microprocessor products, the K86 RISC Superscalar(TM) products. The Company recently began shipping its first K86 products including the 100 MHz AMD-K5 products which are designed to be competitive with the Pentium, Intel's fifth generation microprocessor. The Company anticipates that the AMD-K5 microprocessor, which was introduced relatively late in the life cycle of fifth generation microprocessor products, will be a transitional product, unlikely to result in the levels of revenue for the Company realized from the Am486 microprocessor. The Company's AMD-K5 products have not, to date, achieved substantial market acceptance, which has had and continues to have a material adverse effect on the Company. The Company acquired NexGen, Inc. ("NexGen") in January 1996, in part, to accelerate the introduction of its microprocessor products, particularly its sixth generation products. The Company is modifying NexGen's sixth-generation design using AMD's design, verification and manufacturing technologies. With these changes, AMD intends to develop and produce the AMD-K6 microprocessor. AMD does not expect any sales of the AMD-K6 products in 1996. The Company intends to begin volume shipments of the AMD-K6 products in the first half of 1997, although no assurance can be given that such shipments will occur. The Company's production and sales plans for K86 microprocessors, including the AMD-K6 microprocessor, are subject to numerous risks and uncertainties, including the timing of the introduction of future AMD-K5 products and of AMD-K6 products, the possibility that volume shipments of the AMD-K6 may be delayed due to the time required to verify operating systems and application software compatibility, the development of market acceptance for the AMD-K5 and AMD-K6 products particularly with leading OEMs of PCs, the effects of marketing and pricing strategies adopted by Intel, the possible adverse effects of existing and future customer inventory levels, the pace at which the Company is able to ramp production of fifth and sixth generation microprocessors in Fab 25, the possibility that products newly introduced by the Company may be found to be defective, possible adverse conditions in the personal computer market and unexpected interruptions in the Company's manufacturing operations. A failure of the Company's K86 products, particularly the AMD-K6, to be timely introduced or to achieve market acceptance, would have a material adverse effect on the Company.

     Dependence on Market Acceptance of x86 Standard and Dominance of Windows. Customer acceptance of AMD's K86 products will depend upon the continued demand for x86-based personal computers, including the continued development of application software programs for such computers. There can be no assurance of the continued acceptance of the x86 standard or that software developers will continue to develop software compatible with this standard. AMD's K86 products will face competition not only from x86 products manufactured by Intel and others but also from products based upon an increasing number of different architectures which have been developed or are under development by Hewlett-Packard, IBM, Motorola, Silicon Graphics, Sun Microsystems, Digital Equipment Corporation and other manufacturers of integrated circuits. Several of these manufacturers, such as Motorola, Digital Equipment Corporation, Silicon Graphics and Sun Microsystems, produce microprocessors which are designed to be compatible with such operating systems as WindowsNT(R) and UNIX but not with Windows(R). Currently, as a result of the dominance of the Windows operating system, which operates with x86 based PCs, AMD is able to market its microprocessors without significant competition from these manufacturers. AMD would lose much of this advantage if the Microsoft Windows operating system should be displaced as the dominant operating system software by one or more other systems, such as WindowsNT or UNIX.
     A reduction
     in the market acceptance of either the x86 standard or the Windows operating system could have a material adverse effect on the Company.

     Compatibility Certifications. For its future generations of K86 micro-processors, AMD intends to obtain Windows and Windows 95 certifications from Microsoft and other appropriate certifications from recognized testing organizations. A failure to obtain certification from Microsoft would prevent the Company from describing and labeling its K86 microprocessors as Microsoft Windows compatible. This could substantially impair the Company's ability to market the products and could have a material adverse effect on the Company.

     Acquisition of NexGen. AMD believes that its acquisition of NexGen is important to the development and introduction of its K86 products, particularly the AMD-K6 microprocessor. Achieving the anticipated benefits of the acquisition will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The inability of management to integrate the operations of the two companies successfully could have a material adverse effect on the Company. In addition, as commonly occurs with mergers of technology companies, aggressive competitors may undertake formal initiatives during the integration phase to attract customers and to recruit key employees through various incentives. AMD has acquired and is currently developing new technologies to manufacture its sixth generation microprocessor which will utilize NexGen's sixth generation design as modified by AMD. A costly reconfiguration of its facilities may be required to implement these new technologies. There can be no assurance that AMD will be successful in implementing these new technologies even with a reconfiguration of its facilities. If the new technologies cannot be successfully implemented or if AMD encounters other difficulties in manufacturing its sixth generation microprocessors, such an event would have a material adverse effect on the Company.

     Fluctuation in PC Market. Since most of AMD's microprocessor products are used in personal computers and related peripherals, AMD's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future.

     Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586(R) and Nx686(TM), to IBM and Compaq. The Company does not intend to produce any NexGen products as it is the Company's position that its forthcoming AMD-K6 products are AMD products and not NexGen products. There can be no assurance that neither IBM nor Compaq will seek to establish rights with respect to the products. If either IBM or Compaq or both were deemed to have rights to produce AMD's AMD-K6 products for their own use and IBM were deemed to have the right to produce limited volumes of such products for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

     Manufacturing

     Underutilized Capacity. The Company's manufacturing facilities are currently underutilized as a result of reduced demand for certain of the Company's products and may remain so until the Company has developed new products and such products have achieved market acceptance. The Company's operations related to microprocessors are particularly affected by this situation. The underutilization of the Company's manufacturing facilities is having, and could continue to have, a material adverse effect on the Company. The Company plans to increase its manufacturing capacity by making significant capital investments in Fab 25 and in its German Subsidiary which will construct an integrated circuit manufacturing facility, which is presently intended to be dedicated to the production of microprocessors and other advanced logic products. In addition, FASL plans to construct a second Flash memory device manufacturing facility. There can be no assurance that the industry projections regarding future growth in the markets for integrated circuits upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, the underutilization of the Company's manufacturing facilities will likely increase and have a material adverse effect on the Company.

     Process Technology. Manufacturers of integrated circuits are constantly seeking to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used in the fabrication of its microprocessor products and by FASL in the fabrication of Flash memory devices. Portions of these investments might not be recoverable if the Company's K86 microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company.

     Commitments to Facilities Dedicated to Specific Products. The Company has made and plans to continue to make substantial capital investments in integrated circuit manufacturing facilities dedicated to the production of specific product lines. AMD has invested over $860.0 million in the Fab 25 integrated circuit manufacturing facility and ancillary buildings as of June 30, 1996, and currently expects to have invested over $1.2 billion by the end of 1997 and over $1.6 billion by the end of 1999, although the Company is not obligated to make such further investments. Fab 25 is currently dedicated to the production of Microsoft Windows compatible microprocessors. Other facilities of the Company are also dedicated to the production of specific product lines. In addition, the Company's German Subsidiary currently plans to construct a semiconductor manufacturing facility, at an estimated cost of $1.5 billion over 5 years, which will be dedicated to the production of microprocessors. Significant time and expense would be incurred were the Company to alter any of its facilities so that they could be used to produce other integrated circuit products. Any such alteration, resulting from a need to respond to changes in the markets for the Company's products or otherwise, could have a material adverse effect on the Company.

     Manufacturing Constraints. While the Company's manufacturing facilities are currently underutilized, there have been situations in the past in which the Company's manufacturing facilities were inadequate to enable the Company to meet demand for certain of its products. In addition to having its own fabrication facilities, AMD has foundry arrangements for the production of its products by third parties. Any inability of AMD to generate sufficient manufacturing capabilities to meet demand, either in its own facilities or through foundry or similar arrangements with others, could have a material adverse effect on the Company.

     Manufacturing Interruptions. Any substantial interruption with respect to any of AMD's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. The Company may also be materially adversely affected by fluctuations in manufacturing yields.

     Essential Manufacturing Materials. Certain of the raw materials used by AMD in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company.

     International Manufacturing. Nearly all product assembly and final testing of AMD's products are performed at its manufacturing facilities in Penang, Malaysia; Singapore; and Bangkok, Thailand; or by subcontractors in Asia. Foreign manufacturing entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and AMD's overseas facilities were disrupted, there could be a material adverse effect on the Company.

     Other Risk Factors

     Debt Restrictions.   The New Credit Agreement contains, and the indenture
     to be entered into in connection with the sale of the Senior Secured Notes (the "Indenture") will contain, significant covenants that will limit the Company's and its subsidiaries' ability to engage in various transactions and, in certain cases, require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of the indebtedness under the New Credit Agreement and the Indenture. The limitations imposed by the New Credit Agreement and the Indenture will be substantial, and failure to comply with such limitations could have a material adverse effect on the Company.

     Importance of Flash Memory Device Business; Recent Pricing Weakness. The market for Flash memory devices has recently experienced rapid growth and is likely to become increasingly competitive as additional manufacturers introduce competitive products and production capacity in the industry increases. The Company's primary competition with respect to Flash memory devices is Intel. A substantial portion of the Company's revenues are derived from sales of Flash memory devices, and the Company expects that this will continue to be the case. In the first quarter of 1996, the Company experienced declines in the selling prices of Flash memory devices, and in the second quarter, both demand for the products and their selling prices declined. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as new competitors emerge. A decline in the Company's Flash memory device business could have a material adverse effect on the Company.

     Dependence on Third Party for PLD Software; Possible Acquisition by Competitor of Existing PLD Software Supplier. Customers utilizing programmable logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program the programmable logic devices. AMD currently provides its programmable logic device customers with software which it licenses from MINC, Inc. ("MINC"), an unaffiliated company, and is dependent upon MINC for the software and continuing improvements in the software. Recently, AMD has been advised orally by MINC that it intends to enter into an agreement to be acquired by one of the Company's major competitors in the market for programmable logic devices. Such an acquisition could have an adverse effect on the existing relationship between the Company and MINC, as a result of which the Company might seek to develop its own software internally or to license alternative software from another third party. No assurance can be given that the Company would be successful in either endeavor. An inability of AMD to continue to obtain appropriate software and improvements from MINC, to license alternative software from another third party, or to develop its own software internally could adversely affect AMD's PLD business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

     Technological Change and Industry Standards. The market for AMD's products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. The establishment of industry standards is a function of market acceptance. Currently accepted industry standards may change at any time. AMD's success depends substantially upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to its products, in market demand for products based on a particular technology or in accepted industry standards could have a material adverse effect on the Company. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

     Product Incompatibility. While AMD submits its products to rigorous internal and external testing, there can be no assurance that AMD's products will be compatible with all industry standard software and hardware. Any inability of AMD's customers to achieve such compatibility or compatibility with other software or hardware after AMD's products are shipped in volume could have a material adverse effect on the Company. There can be no assurance AMD will be successful in correcting any such compatibility problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the mere announcement of an incompatibility problem relating to the Company's products could have a material adverse effect on the Company.

     Competition. The integrated circuit industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of integrated circuits is based upon performance, product quality and reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

     In each particular market in which it participates, the Company faces competition from different groups of companies. AMD, Fujitsu and Intel are the world's largest producers of Flash memory devices. Sharp and Atmel Corporation are also participants in the market. With respect to CCG's other product lines, the Company's primary competitors are: SGS Thomson and Texas Instruments with respect to EPROMs; Siemens, NEC, LM Erickson, Alcatel and other large producers of voice communications equipment with respect to line cards; National Semiconductor,

     3Com and Intel with respect to networking products; and Motorola, Intel, Texas Instruments and SGS Thomson with respect to embedded processors. In PLD's market, the Company's principal competitors are Altera, Lattice Semiconductor and other smaller companies focused on programmable logic device development and production. With respect to microprocessors, Intel holds a dominant position which has to date allowed it to set x86 microprocessor standards and thus dictate the type of product the market requires of Intel's competitors. See "--Microprocessor Products--Intel Dominance." The Company's principal competitors with respect to the network and I/O products include: National Semiconductor, Intel, 3Com, Digital Equipment Corporation, Fujitsu and Seeq with respect to Ethernet local area network products; and Western Digital and Hyundai with respect to SCSI disk host controllers.

     Fluctuations in Operating Results. AMD's operating results are subject to substantial quarterly and other fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of AMD's products, fluctuations in manufacturing yields, availability and cost of products from AMD's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of AMD's products, seasonal customer demand, the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. AMD's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of AMD's control. These factors are difficult to forecast, and these or other factors could materially adversely affect AMD's quarterly or annual operating results.

     Order Revision and Cancellation Policies. AMD manufactures and markets a standard line of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Distributors typically maintain an inventory of AMD's products. Pursuant to the Company's agreements with the distributors, AMD protects its distributors' inventory of AMD's products against price reductions as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of AMD's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect the Company.

     Key Personnel. AMD's future success depends upon the continued service of numerous key engineering, manufacturing, sales and executive personnel. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to AMD's product development programs or otherwise have a material adverse effect on the Company.

     Product Defects. One or more of AMD's products may possibly be found to be defective after AMD has already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on the Company.

     Intellectual Property Rights; Potential Litigation. Although AMD attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that AMD will be able to protect its intellectual property adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that AMD may file will be issued or that foreign intellectual property laws will protect AMD's intellectual property rights. There can be no assurance that any patent licensed by or issued to AMD will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to AMD. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate AMD's products or design around the patents issued to or licensed by AMD.

     From time to time, AMD has been notified that it may be infringing intellectual property rights of others. If any such claims are asserted against AMD, AMD may seek to obtain a license under the third party's intellectual property rights. AMD could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company. For example, for many years the Company was involved in intellectual property litigation with Intel which was settled in 1995. The litigation required substantial resources of the Company. No assurance can be given that all necessary licenses can be obtained on satisfactory terms, or that litigation may always be avoided or successfully concluded.

     Environmental Regulations. The failure to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process could result in fines being imposed on AMD, suspension of production, alteration of AMD's manufacturing processes or cessation of operations. Such regulations could require AMD to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by AMD to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject AMD to future liabilities and could have a material adverse effect on the Company.

     International Sales. AMD derives a substantial portion of its revenues from its subsidiaries located in Europe and Asia. AMD's international sales operations entail political and economic risks, including expropriation, currency controls, exchange fluctuations, changes in freight rates and changes in rates for taxes and tariffs.

     Domestic and International Economic Conditions. AMD's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect upon the Company.

     Volatility of Stock Price; Ability to Access Capital. Based on the trading history of its stock, AMD believes factors such as quarterly fluctuations in AMD's financial results, announcements of new products by AMD or its competitors and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of AMD's common stock and consequently limit the Company's ability to raise capital. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period.

     Earthquake Danger. AMD's corporate headquarters, a portion of its manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

     II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C94-20567-RMW, U.S. District Ct., San Jose, California). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. On June 21, 1996, the jury returned a verdict favorable to Altera. The Company has filed a motion seeking to set aside the verdict. If the motion is denied, the parties have stipulated that the court, not a jury, will decide which of the AMD patents-in-suit fall within the scope of the license that the jury found. Based upon information presently known to management the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders

                The Company's annual meeting of stockholders was held on April 25, 1996. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

                Proposal No. 1 - Election of Directors. The following individuals were elected as directors:

                NAME                   FOR              WITHHELD

                W. J. Sanders III      106,104,973      3,739,496
                Friedrich Baur         106,195,691      3,648,778
                Charles M. Blalack     106,421,611      3,422,858
                R. Gene Brown          106,467,916      3,376,553
                S. Atiq Raza           105,997,932      3,846,537
                Richard Previte        106,159,355      3,685,114
                Joe L. Roby            105,704,564      4,139,905
                Leonard Silverman      106,439,767      3,404,702

                Proposal No. 2 - The proposal to ratify the appointment of Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved.

                For: 109,136,095    Against: 384,768     Abstain: 323,606

                Proposal No. 3 - The proposal to approve the 1996 Stock Incentive Plan was approved.

                For: 99,184,839     Against: 8,532,428   Abstain: 2,127,202

                Proposal No. 4 - The proposal to approve the 1996 Executive Incentive Plan was approved.

                For: 104,105,617    Against: 3,623,044   Abstain: 2,115,808

                Other - A proposal by the New York City Employees' Retirement System ("NYCERS") requesting that the Board of Directors establish a nominating committee consisting solely of independent directors (as defined in the proposal) was not properly brought before the annual meeting for a vote because a representative of NYCERS failed to attend the meeting and offer the proposal for consideration and approval. If the proposal had been properly presented, it would have been defeated based upon the shares of AMD's common stock present in person or represented by proxy and entitled to vote at the annual meeting.

     Item 6.  Exhibits and Reports on Form 8-K

     (a).     Exhibits    10.11     Advanced Micro Devices, Inc. 1996 Stock
                                    Incentive Plan, filed as Exhibit 99 to the Corporation's Form S-8 Registration
                                    Statement (No. 333-04797) filed on May 30,
                                    1996, is hereby incorporated by reference.

                          10.14(b)  1996 Executive Incentive Plan

                          10.37     1995 Stock Plan of NexGen, Inc.
                                    (assumed by Advanced Micro Devices,
                                    Inc.) as amended.

                          27.1      Financial Data Schedule


        (b).  Reports on Form 8-K

              The following reports on Form 8-K were filed during the quarter for which this report is filed:

              1. Current Report on Form 8-K dated April 1, 1996 reporting under Item 5 - Other Events - lower than expected first quarter earnings.

              2. Current Report on Form 8-K dated April 9, 1996 reporting under Item 5 - Other Events - first quarter earnings.

              3. Current Report on Form 8-K dated June 19, 1996 reporting under Item 5 - Other Events - Supplemental Consolidated Financial Statements.

              4. Current Report on Form 8-K dated June 20, 1996 reporting under Item 5 - Other Events - lower than expected second quarter earnings.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ADVANCED MICRO DEVICES, INC.




     Date: August 7, 1996           By:  /s/ Geoffrey Ribar
          -----------------              ------------------
                                    Geoffrey Ribar
                                    Vice President and
                                    Corporate Controller

                                    Signing on behalf of the
                                    registrant and as the principal
                                    accounting officer

                                 EXHIBIT INDEX
                                 -------------

     Exhibits
     --------

     10.11 Advanced Micro Devices, Inc. 1996 Stock Incentive Plan, filed as Exhibit 99 to the Corporation's Form S-8 Registration Statement (No. 333-04797) filed on May 30, 1996, is hereby incorporated by reference.

     10.14(b)    1996 Executive Incentive Plan

     10.37 1995 Stock Plan of NexGen, Inc. (assumed by Advanced Micro Devices, Inc.) as amended.

     27.1        Financial Data Schedule