Form 10-Q
period 1996-09-29
ADVANCED MICRO DEVICES INC
filed 1996-11-08
CIK 2488

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q


       (Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    September 29, 1996
                                      ---------------------

                                             OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

Commission File Number            1-7882
                                  ------

                        ADVANCED MICRO DEVICES, INC.
                        ----------------------------
(Exact name of registrant as specified in its charter)

         Delaware                                       94-1692300
--------------------------------          -----------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                     94088-3453
---------------------                                  ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                      Yes   X     No
                         -------     ---------

The number of shares of $0.01 par value common stock outstanding as of October 31, 1996: 136,543,378.
           -----------

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.       Financial Information                                                 Page No.
              ---------------------                                                 --------

              Item 1.              Financial Statements

                                   Condensed Consolidated Statements of
                                   Operations--
                                     Quarters Ended September 29, 1996
                                     and October 1, 1995, and Nine Months
                                     Ended September 29, 1996 and October 1, 1995            3

                                   Condensed Consolidated Balance Sheets--
                                     September 29, 1996 and December 31, 1995                4

                                   Condensed Consolidated Statements of Cash Flows--
                                     Nine Months Ended September 29, 1996
                                     and October 1, 1995                                     5

                                   Notes to Condensed Consolidated Financial Statements      6

              Item 2.              Management's Discussion and Analysis of Results of
                                     Operations and Financial Condition                      9

Part II.      Other Information
              -----------------

              Item 1.             Legal Proceedings                                          26

              Item 6.             Exhibits and Reports on Form 8-K                           27

              Signature                                                                      32
              ----------

1.  FINANCIAL INFORMATION
    ---------------------

    ITEM 1.
    -------

                             FINANCIAL STATEMENTS
                             --------------------
                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                               Quarter Ended                   Nine Months Ended
                                                       -----------------------------    --------------------------------
                                                                        October 1,                           October 1,
                                                       September 29,        1995        September 29,           1995
                                                          1996           (Restated)*        1996             (Restated)*
                                                        --------          --------        ----------         ----------
Net sales                                               $456,862          $606,953        $1,456,151         $1,873,201
Expenses:
  Cost of sales                                          337,692           368,359         1,086,206            989,949
  Research and development                               105,656           106,237           293,204            308,806
  Marketing, general and administrative                   90,432           102,549           276,506            311,885
                                                        --------          --------        ----------         ----------
                                                         533,780           577,145         1,655,916          1,610,640
                                                        --------          --------        ----------         ----------
Operating income (loss)                                  (76,918)           29,808          (199,765)           262,561
Interest income and other, net                             4,214            10,408            55,312             24,441
Interest expense                                          (3,443)             (315)           (7,236)            (1,394)
                                                        --------          --------        ----------         ----------
Income (loss) before income taxes
  and equity in joint venture                            (76,147)           39,901          (151,689)           285,608
Provision (benefit) for income taxes                     (30,459)           10,212           (62,182)            92,052
                                                        --------          --------        ----------         ----------
Income (loss) before equity in joint venture             (45,688)           29,689           (89,507)           193,556
Equity in net income of joint venture                      7,326            12,311            41,800             13,426
                                                        --------          --------        ----------         ----------
Net income (loss)                                        (38,362)           42,000           (47,707)           206,982
Preferred stock dividends                                      -                 -                 -                 10
                                                        --------          --------        ----------         ----------
Net income (loss) applicable to common stockholders     $(38,362)         $ 42,000        $  (47,707)        $  206,972
                                                        ========          ========        ==========         ==========
Net income (loss) per common share                      $   (.28)         $    .30        $     (.35)        $     1.53
                                                        ========          ========        ==========         ==========
Shares used in per share calculation                     136,082           139,288           135,019            135,451
                                                        ========          ========        ==========         ==========

* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interests method.

See accompanying notes
----------------------
                                       3

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                        September 29,     December 31,
                                                                             1996            1995(1)
                                                                         (Unaudited)      (Restated)*
                                                                        -------------    -------------
Assets
------

Current assets:
  Cash and cash equivalents                                               $   108,748     $   126,316
  Short-term investments                                                      252,596         383,349
                                                                          -----------     -----------
     Total cash, cash equivalents, and short-term investments                 361,344         509,665
  Accounts receivable, net                                                    234,242         284,238
  Inventories:
     Raw materials                                                             23,680          29,494
     Work-in-process                                                           97,946          68,827
     Finished goods                                                            41,863          57,665
                                                                          -----------     -----------
       Total inventories                                                      163,489         155,986
  Deferred income taxes                                                       149,289         147,489
  Prepaid expenses and other current assets                                    95,287          40,564
                                                                          -----------     -----------
       Total current assets                                                 1,003,651       1,137,942
Property, plant, and equipment, at cost                                     3,231,071       2,946,901
Accumulated depreciation and amortization                                  (1,497,804)     (1,305,267)
                                                                          -----------     -----------
       Property, plant, and equipment, net                                  1,733,267       1,641,634
Investment in joint venture                                                   192,128         176,821
Other assets                                                                  124,946         122,070
                                                                          -----------     -----------
                                                                          $ 3,053,992     $ 3,078,467
                                                                          ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to banks                                                  $    12,902     $    26,770
  Accounts payable                                                            166,791         241,916
  Accrued compensation and benefits                                            73,333         106,347
  Accrued liabilities                                                         107,617         103,404
  Income tax payable                                                              148          56,297
  Deferred income on shipments to distributors                                 85,936         100,057
  Current portion of long-term debt and capital lease obligations              27,711          41,642
                                                                          -----------     -----------
     Total current liabilities                                                474,438         676,433

Deferred income taxes                                                          97,407          84,607
Long-term debt and capital lease obligations, less current portion            445,489         214,965

Stockholders' equity:
  Capital stock:
     Common stock, par value                                                    1,413           1,050
  Capital in excess of par value                                              943,077         908,989
  Retained earnings                                                         1,092,168       1,192,423
                                                                          -----------     -----------
     Total stockholders' equity                                             2,036,658       2,102,462
                                                                          -----------     -----------
                                                                          $ 3,053,992     $ 3,078,467
                                                                          ===========     ===========

(1) The information in this column was derived from the Company's Supplemental Audited Consolidated Balance Sheet as of December 31, 1995.

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

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                          ---------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                  Nine Months Ended
                                                                        ------------------------------------
                                                                                                October 1,
                                                                         September 29,            1995
                                                                             1996              (Restated)*
                                                                        --------------          ------------
Cash flows from operating activities
   Net income (loss)                                                           (47,707)         $    206,982
   Adjustments to reconcile net income (loss) to net cash:
     provided by (used in) operating activities
        Depreciation and amortization                                          248,457               180,622
        Net (gain) loss on sale of property, plant, and equipment                6,252                  (348)
        Write-down of property, plant, and equipment                             1,068                   513
        Net gain realized on sale of available-for-sale securities             (41,028)               (2,707)
        Compensation recognized under employee stock plans                       2,478                 1,863
        Undistributed income of joint venture                                  (41,800)              (13,426)
        Changes in operating assets and liabilities:
           Net increase in receivables, inventories, prepaid
             expenses, and other assets                                        (56,420)              (84,792)
           Payment of litigation settlement                                          -               (20,000)
           Net (increase) decrease in deferred income taxes                     11,000               (16,900)
           Increase (decrease) in income tax payable                           (59,471)               56,260
           Net increase (decrease) in payables and accrued liabilities         (98,972)              111,232
                                                                        --------------          ------------

Net cash provided by (used in) operating activities                            (76,143)              419,299
                                                                        --------------          ------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                 (349,132)             (491,176)
   Proceeds from sale of property, plant, and equipment                          2,278                 3,046
   Purchase of available-for-sale securities                                  (518,317)             (628,079)
   Proceeds from sale of available-for-sale securities                         692,741               582,072
   Purchase of held-to-maturity debt securities                                      -              (566,619)
   Proceeds from maturities of held-to-maturity debt securities                      -               508,635
   Investment in joint venture                                                       -               (18,019)
                                                                        --------------          ------------

Net cash used in investing activities                                         (172,430)             (610,140)
                                                                        --------------          ------------

Cash flows from financing activities:
   Proceeds from borrowings                                                    432,760               227,828
   Payments on capital lease obligations and other debt                       (230,377)             (117,270)
   Proceeds from issuance of stock                                              28,622                96,051
   Redemption of preferred stock and stockholder rights                              -                (2,501)
   Payments of preferred stock dividends                                             -                   (10)
                                                                        --------------          ------------

Net cash provided by financing activities                                      231,005               204,098
                                                                        --------------          ------------

Net increase (decrease) in cash and cash equivalents                           (17,568)               13,257
Cash and cash equivalents at beginning of period                               126,316                85,966
                                                                        --------------          ------------

Cash and cash equivalents at end of period                              $      108,748          $     99,223
                                                                        ==============          ============

Supplemental disclosures of cash flow information:
   Cash paid during the first nine months for:
        Interest (net of amounts capitalized)                           $            -          $      2,541
                                                                        ==============          ============
        Income taxes                                                    $        4,441          $     53,291
                                                                        ==============          ============
   Non-cash financing activities:
        Equipment capital leases                                        $          342          $     19,690
                                                                        ==============          ============
        Conversion of preferred stock to common stock                   $            -          $    270,328
                                                                        ==============          ============


* Restated from previously released financial information to reflect the January 1996 merger with NexGen, Inc., which has been accounted for under the pooling-of-interest method.

See accompanying notes
----------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ----------------------------------------------------

1. The results of operations of Advanced Micro Devices, Inc. (AMD or the Company) for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     The Company uses a 52 to 53 week fiscal year ending on the last Sunday in December. The quarters ended September 29, 1996 and October 1, 1995 included 13 weeks. The nine months ended September 29, 1996 and October 1, 1995 included 39 and 40 weeks, respectively.

     Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

2. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of September 29, 1996 (in thousands):


        Cash equivalents
          Certificates of deposit                       $  15,000
          Treasury notes                                    2,017
          Federal agency notes                             32,267
          Security repurchase agreements                    7,400
          Commercial paper                                 52,064
                                                        ---------
          Total cash equivalents                        $ 108,748
                                                        =========
        Short-term investments
          Certificates of deposit                       $  63,103
          Corporate notes                                  18,954
          Treasury notes                                   62,671
          Commercial paper                                 80,368
          Money market auction preferred stocks            27,500
                                                        ---------
          Total short-term investments                  $ 252,596
                                                        =========

     As of September 29, 1996, the Company held $13.2 million of available-for-sale equity securities with a fair value of $19.9 million which are included in other assets. The net unrealized gain on these equity securities is included in retained earnings. During the first nine months of 1996, the Company sold a portion of its available-for-sale equity securities and realized a pre-tax gain of $41.0 million.

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

                                             Quarter Ended                    Nine Months Ended
                                      -------------------------------       --------------------------
                                      September 29,       October 1,        September 29,   October 1,
                                         1996               1995                1996          1995
                                      -------------       -----------       -------------   ----------
                                                  (Thousands)
     Common shares outstanding             135,827            130,494             134,782      126,394
     Employee stock plans                      255              2,290                 237        5,808
     Warrants                                    -              6,504                   -        3,249
                                      -------------       -----------       -------------   ----------
                                           136,082            139,288             135,019      135,451
                                       ===========        ===========       =============   ==========

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


     Separate results of the combining entities for the quarter and nine months ended October 1, 1995 are as follows:

                                 Quarter ended          Nine Months Ended
                                October 1, 1995          October 1, 1995
                                  (Thousands)              (Thousands)
                                ----------------         ----------------
     Net sales:
      AMD                       $        590,385         $      1,836,695
      NexGen                              16,568                   36,506
                                ----------------         ----------------
                                $        606,953         $      1,873,201
                                ================         ================
     Net income (loss):
      AMD                       $         62,468         $        261,849
      NexGen                             (20,468)                 (54,867)
                                ----------------         ----------------
                                $         42,000         $        206,982
                                ================         ================

5. In August 1996, the Company sold $400.0 million of Senior Secured Notes due August 1, 2003 under its shelf registration statement declared effective by the Securities and Exchange Commission on May 17, 1994. Due to the sale of the Senior Secured Notes, the Company has fully utilized its existing shelf registration statement. Interest on the Senior Secured Notes accrues at the rate of 11 percent per annum and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 1997.

     On July 19, 1996, the Company entered into a syndicated bank loan agreement (the New Credit Agreement) which provides for a new $400.0 million term loan and revolving credit facility which became available concurrently with the sale of the Senior Secured Notes. The New Credit Agreement replaced the Company's unsecured and unused $250.0 million line of credit and its unsecured $150.0 million four-year term loan. The New Credit Agreement provides for a $150.0 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250.0 million four-year secured term loan which is available to the Company for a period of six months after the closing of the sale of Senior Secured Notes and which the Company expects to utilize fully.

     The Company used $150.0 million of the net proceeds to repay its existing four-year term bank loan which was to mature on January 5, 1999. The New Credit Agreement and the Indenture which relates to the Senior Secured Notes contain covenants regarding limits on the Company's ability to engage in various transactions and require maintenance of specified financial ratio requirements. The Senior Secured Notes are redeemable at the Company's option after August 1, 2001.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------     -----------------------------------------------------------------
            FINANCIAL CONDITION
            -------------------

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

The statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward looking statements relate to operating results, cash flow, capital expenditures and adequacy of resources to fund operations and capital investments; future business prospects for microprocessors, Flash memory device products and other product lines; the effect of foreign exchange contracts; the development, validation, certification, introduction, market acceptance and pricing of the K86(TM) products; the impact of the Company's acquisition of NexGen, Inc. (NexGen); the Company's commitment to research and development; the planned build-out of Fab 25 (as defined below); and the proposed Dresden and FASL II manufacturing facilities (which are defined below). See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause the actual results to differ materially from the forward looking statements.

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

RESULTS OF OPERATIONS
---------------------

Net sales were $456.9 million for the third quarter of 1996 as compared to $607.0 million for the same period in 1995 and $455.1 million for the second quarter of 1996. For the nine month period ended September 29, 1996, net sales decreased to $1,456.2 million from $1,873.2 million for the comparable period in 1995. Net sales decreased in the third quarter of 1996 as compared to the corresponding period in 1995 primarily due to a decline in Am486(R) microprocessor sales as average selling prices decreased significantly, and secondarily due to a decline in Flash memory device sales. These decreases were
partially offset by increased sales of  AMD-K5(TM) microprocessors.   Net sales
decreased in the nine month period ended September 29, 1996 as compared to the corresponding period in 1995 primarily due to a decline in Am486 microprocessor sales, as average selling prices decreased significantly.

Communications and Components Group (CCG) net sales were $284.2 million for the third quarter of 1996 as compared to $324.2 million for the same period in 1995 and $290.1 million for the second quarter of 1996. For the nine month period ended September 29, 1996, CCG net sales increased to $922.7 million from $859.3 million for the comparable period in 1995. The three main factors contributing to the decrease in CCG net sales in the third quarter of 1996 as compared to the same period in 1995, were first, a decline in Flash memory device sales, as average selling prices declined; second, a decline in unit shipments of bipolar programmable logic devices; and third, a decline in Erasable Programmable Read-Only Memories (EPROMs) sales, as average selling prices declined. CCG net sales increased in the nine month period ended September 29, 1996 as compared to the corresponding period in 1995 primarily due to increased unit shipments of Flash memory devices, and secondarily due to an increase in unit shipments of AMD's Subscriber Line Interface Circuit (SLIC) and Subscriber Line Audio-Processing Circuit (SLAC(TM)) products. These increases were partially offset by a decline in unit shipments of bipolar programmable logic devices. The market for the Company's Flash memory devices in 1996 has been characterized by increased competition and falling prices. There can be no assurance that these trends will not continue or accelerate.

Programmable Logic Division (PLD) net sales were $58.1 million for the third quarter of 1996 as compared to $68.1 million for the same period in 1995 and $61.6 million for the second quarter of 1996. For the nine month period ended September 29, 1996, PLD net sales increased to $189.2 million from $186.8 million for the comparable period in 1995. PLD net sales in the third quarter of 1996 decreased from the comparable period in 1995 due to decreased unit shipments and declines in average selling prices. The Company believes this decline in net sales is attributable to decreased market demand in the simple programmable logic market. There can be no assurance that this trend will not continue.

Computation Products Group (CPG) net sales were $114.6 million for the third quarter of 1996 as compared to $214.7 million for the same period in 1995 and $103.4 million for the second quarter of 1996. For the nine month period ended September 29, 1996, CPG net sales decreased to $344.3 million from $827.1 million for the comparable period in 1995. CPG net sales increased in the third quarter of 1996 as compared to the immediate prior quarter due to higher unit shipments of AMD-K5 microprocessors which more than offset the decline in Am486 microprocessor sales. The decline in CPG net sales was in each other case due to increased market acceptance of higher performance fifth generation microprocessors from Intel Corporation, coupled with the Company's delay in introducing competitive fifth generation microprocessors. Average selling prices for fourth generation microprocessors, including the Company's Am486 microprocessor, have continued to decline as the product life cycle ages. The Company's fifth generation microprocessor, the AMD-K5 microprocessor, was introduced relatively late in the life cycle of fifth generation products. As such, the Company believes the AMD-K5 microprocessor will be a transitional product and will be unlikely to generate levels of sales achieved by the Am486 microprocessor over its product life.

Gross margins were 26 percent for the third quarter of 1996 as compared to 39 percent for the same period in 1995. For the nine month period ended September 29, 1996, gross margins decreased to 25 percent from 47 percent for the comparable period in 1995. The gross margin declines were due to lower sales and underutilization of the Company's production facilities.

Research and development expenses were $105.7 million for the third quarter of 1996 as compared to $106.2 million for the same period in 1995. For the nine month period ended September 29, 1996, research and development expenses decreased to $293.2 million from $308.8 million for the comparable period in 1995.

Marketing, general and administrative expenses were $90.4 million for the third quarter of 1996 as compared to $102.5 million for the same period in 1995 and $83.1 million for the second quarter of 1996. For the nine month period ended September 29, 1996, marketing, general and administrative expenses decreased to $276.5 million from $311.9 million for the comparable period in 1995.
Marketing, general and administrative expenses in the third quarter of 1996 increased from the immediate prior quarter primarily due to a charge of approximately $6.0 million for employee severance pay and benefits associated with a work force reduction. The decline in marketing, general and administrative expenses was in each other case primarily due to the cessation of promotional expenses associated with NexGen's products, which the Company no longer offers.

Interest income and other, net was $4.2 million for the third quarter of 1996 as compared to $10.4 million for the same period in 1995 and $23.0 million for the second quarter of 1996. For the nine month period ended September 29, 1996, interest income and other, net increased to $55.3 million from $24.4 million for the comparable period in 1995. The Company's quarter ended June 30, 1996 and nine month period ended September 29, 1996 include pre-tax gains of $16.3 million and $41.0 million, respectively, resulting from the sales of equity investments.

Interest expense was $3.4 million for the third quarter of 1996 as compared to $0.3 million for the same period in 1995 and $1.8 million for the second quarter of 1996. For the nine month period ended September 29, 1996, interest expense increased to $7.2 million from $1.4 million for the comparable period in 1995. Interest expense increased from the immediate prior quarter primarily due to interest expense incurred on the Company's Senior Secured Notes sold in August 1996, partially offset by higher capitalized interest mainly related to the second phase of equipment installation at AMD's manufacturing facility in Austin, Texas (Fab 25) to increase its production capacity. Gross interest expense increased in the third quarter and the nine month periods ended September 29, 1996 from 1995, and is expected to increase in the future, primarily due to interest expense incurred on the Company's Senior Secured Notes as discussed above.

During the third quarter of 1996, the Company recorded a tax credit of $30.5 million. This results in an effective tax rate (benefit) of approximately 40 percent for the third quarter and nine month periods ended September 29, 1996. The income tax rate was 26 percent and 32 percent in the third quarter and the first nine months of 1995, respectively.

International sales were 53 percent of net sales in the third quarter of 1996 as compared to 56 percent for the same period in 1995 and 53 percent for the second quarter of 1996. For the nine month period ended September 29, 1996, international sales decreased to 52 percent of net sales from 58 percent for the comparable period in 1995. Approximately 17 percent of the Company's net sales were denominated in foreign currencies in the first nine months of 1996. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Company's foreign net monetary asset position including the Company's liabilities for products purchased from its manufacturing joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited (FASL). In 1995 and 1996, these hedging transactions were denominated in lira, yen, French franc, Deutsche mark, and pound sterling. The maturities of these contracts are generally short-term in nature. The Company believes its foreign exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of September 29, 1996, the Company had approximately $34.3 million (notional amount) of foreign exchange forward contracts.

The Company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the Company's interest rate obligation from a floating rate to a fixed rate basis. At September 29, 1996, the net outstanding notional amount of interest rate swaps was $165.0 million, of which $125.0 million will mature in 1996 and $40.0 million will mature in 1997. Gains and losses related to these interest rate swaps have been immaterial.

The Company participates as an end user in various derivative markets to manage its exposure to interest and foreign currency exchange rate fluctuations. The counterparties to the Company's foreign exchange forward contracts and interest rate swaps consist of a number of major, high credit quality, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors the credit ratings of such counterparties, and reduces the financial exposure by limiting the amount of agreements entered into with any one financial institution.

FINANCIAL CONDITION
-------------------

The Company's working capital balance increased to $529.2 million at September 29, 1996 from $461.5 million at December 31, 1995 primarily due to $400.0 million of cash received from the sale of its Senior Secured Notes in the third quarter of 1996, which was partially offset by both repayment of the Company's $150.0 million four-year term bank loan, and continued capital spending, particularly on Fab 25. The Company's operations required the use of $76.1 million in cash for the nine months ended September 29, 1996. The Company's cash, cash equivalents and short-term investments balance was approximately $361.3 million at September 29, 1996 compared to $509.7 million at December 31, 1995.

Excluding the cash received from the sale of the Senior Secured Notes, the Company's capital investments and its recent operating performance have resulted in significant negative cash flow and the Company anticipates negative cash flow through the remainder of 1996. In 1996, the Company has made substantial capital investments in its process technology and manufacturing capacity based, in part, upon Company and industry projections regarding future growth in the market for integrated circuits (ICs). The Company plans to continue to make significant capital investments through the remainder of 1996 and in 1997. The Company's current capital plan and requirements are based on the availability of financial resources and various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision.

The Company plans to construct an 875,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (the Dresden Facility) over the next five years at a presently estimated cost in Deutsche marks equivalent to approximately $1.5 billion (under current exchange rates). It is presently intended that the Dresden Facility will be dedicated to the production of microprocessors and other advanced logic products. The governments of the Federal Republic of Germany and the State of Saxony have agreed to provide financing assistance for the Dresden Facility through grants and allowances in Deutsche marks in an aggregate amount equivalent to approximately $350.0 million at current exchange rates, interest subsidies in Deutsche marks in an aggregate amount equivalent to approximately $200.0 million at current exchange rates, and loan guarantees. Through 1997, AMD currently intends to invest in the Dresden Facility, through a wholly owned subsidiary (the German Subsidiary) or through a wholly-owned intermediate holding company, as appropriate, an aggregate amount in Deutsche marks which is equivalent to approximately $150.0 million at current exchange rates. The planned Dresden Facility costs are denominated in Deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations.

The Company's total cash investment in FASL was $160.4 million at the end of the third quarter of 1996 and at the end of 1995. No additional cash investment is currently planned for the remainder of 1996. In March of 1996, FASL began construction of a second Flash memory device wafer fabrication facility (FASL
II) at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by the cash anticipated to be generated from FASL operations and, if necessary, bank borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, AMD may be required to contribute cash or guarantee third-party loans in proportion to its percentage interest in FASL. At September 29, 1996, AMD had loan guarantees of $12.6 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

In August 1996, the Company sold $400.0 million of Senior Secured Notes due August 1, 2003 under its shelf registration statement declared effective by the Securities and Exchange Commission on May 17, 1994. Due to the sale of the Senior Secured Notes, the Company has fully utilized its existing shelf registration statement. Interest on the Senior Secured Notes accrues at the rate of 11 percent per annum and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 1997.

The net proceeds to the Company from the sale of Senior Secured Notes, after deducting underwriting discounts and commissions and estimated expenses of the sale of Senior Secured Notes, were approximately $389.0 million. The Company used $150.0 million of the net proceeds to repay its existing four-year term bank loan which was to mature on January 5, 1999. The Company expects to use the balance of the net proceeds of approximately $239.0 million for general corporate purposes.

On July 19, 1996, the Company entered into a syndicated bank loan agreement (the New Credit Agreement) which provides for a new $400.0 million term loan and revolving credit facility which became available concurrently with the sale of the Senior Secured Notes. The New Credit Agreement replaced the Company's unsecured and unused $250.0 million line of credit and its unsecured $150.0 million four-year term loan. The New Credit Agreement provides for a $150.0 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250.0 million four-year secured term loan which is available to the Company for a period of six months after the closing of the sale of Senior Secured Notes and which the Company expects to utilize fully.

The Company believes that current cash balances, together with cash flows, will be sufficient to fund operations and capital investments currently planned through 1997.


RISK FACTORS
------------
The Company's business, results of operations and financial condition are subject to the following risk factors:

Microprocessor Products

Intel Dominance. Intel Corporation (Intel) has long held a dominant position in
---------------
the market for microprocessors used in personal computers (PCs). Intel's dominant market position has to date allowed it to set x86 microprocessor standards and thus dictate the type of product the market requires of Intel's competitors. In addition, Intel's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. AMD believes that the process technologies used in the fabrication of the Company's microprocessors are currently somewhat behind those of Intel. The Company expects Intel to continue to invest heavily in research and development and new manufacturing facilities and to maintain its dominant position through advertising campaigns designed to engender brand loyalty to Intel among PC purchasers. In addition to its dominant microprocessor market share, Intel also dominates the PC platform in other manners. For example, Intel has obtained a dominant market share in sales of 64-bit or Pentium-class core logic chip sets, has emerged as the world's largest motherboard manufacturer, has become a significant manufacturer of personal computers, incorporating Intel microprocessors, chip sets, motherboards and other Intel-designed components for resale by third-party original equipment manufacturers (OEMs) under such OEMs' names, and has purchased an equity interest in Phoenix Technologies Ltd., a company which has a significant share of the market for BIOS software (basic input/output system software encoded in read-only memory which controls access to devices connected to a PC, such as the monitor and the serial communications port). The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy and customer brand loyalty may continue to have a material adverse effect on the Company, as they have had in the past.

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

Dependence on New AMD Microprocessor Products. Am486 microprocessor products
---------------------------------------------
contributed a significant portion of AMD's revenues, profits and margins in 1994 and 1995. Am486 microprocessor revenues, profits and margins in 1996 will be significantly below those of 1995. As the product life cycle of fourth-generation x86 products ages, AMD's ability to maintain or expand its current levels of revenues from microprocessor products, and its ability to benefit fully from the substantial financial commitments it has made to process technologies and integrated circuit manufacturing facilities dedicated to the production of microprocessors, will depend upon its success in developing and marketing in a timely manner its next generations of microprocessor products, the K86 RISC SUPERSCALAR(TM) products. The Company is now shipping its K86 products including the 133 and 150 megahertz (MHz) AMD-K5 products which are designed to be competitive with the Pentium, Intel's fifth generation microprocessor. The Company anticipates that the AMD-K5 microprocessor, which was introduced relatively late in the life cycle of fifth generation microprocessor products, will be a transitional product, unlikely to result in the levels of revenue for the Company realized from the Am486 microprocessor. The Company's AMD-K5 products have not, to date, achieved substantial market acceptance, which has had and continues to have a material adverse effect on the Company. The Company acquired NexGen in January 1996, in part, to accelerate the introduction of its microprocessor products, particularly its sixth generation products. The Company is modifying NexGen's sixth-generation design using AMD's design, verification and manufacturing technologies. With these changes, AMD intends to develop and produce the AMD-K6(TM) microprocessor. AMD does not expect any sales of the AMD-K6 products in 1996. The Company intends to begin volume shipments of the AMD-K6 products in the first half of 1997, although no assurance can be given that such shipments will occur. The Company's production and sales plans for K86 microprocessors, including the AMD-K6 microprocessor, are subject to numerous risks and uncertainties, including the timing of the introduction of future AMD-K5 products and of AMD-K6 products, the possibility that volume shipments of the AMD-K6 may be delayed due to the time required to verify operating systems and application software compatibility, the development of market acceptance for the AMD-K5 and the AMD-K6 products particularly with leading OEMs of PCs, the effects of marketing and pricing strategies adopted by Intel, the possible adverse effects of existing and future customer inventory levels, the pace at which the Company is able to ramp production of fifth and sixth generation microprocessors in Fab 25, the possibility that products newly introduced by the Company may be found to be defective, possible adverse conditions in the personal computer market and unexpected interruptions in the Company's manufacturing operations. A failure of the Company's K86 products, particularly the AMD-K6, to be timely introduced or to achieve market acceptance, would have a material adverse effect on the Company.

Dependence on Market Acceptance of x86 Standard and Dominance of Windows.
------------------------------------------------------------------------
Customer acceptance of AMD's K86 products will depend upon the continued demand for x86-based personal computers, including the continued development of application software programs for such computers. There can be no assurance of the continued acceptance of the x86 standard or that software developers will continue to develop software compatible with this standard. AMD's K86 products will face competition not only from x86 products manufactured by Intel and others but also from products based upon an increasing number of different architectures which have been developed or are under development by Hewlett-Packard, IBM, Motorola, Silicon Graphics, Sun Microsystems, Digital Equipment Corporation and other manufacturers of integrated circuits. Several of these manufacturers, such as Motorola, Digital Equipment Corporation, Silicon Graphics and Sun Microsystems, produce microprocessors which are designed to be compatible with such operating systems as WindowsNT(R) and UNIX but not with Windows(R). Currently, as a result of the dominance of the Windows operating system, which operates with x86 based PCs, AMD is able to market its microprocessors without significant competition from these manufacturers. AMD would lose much of this advantage if the Microsoft Windows operating system should be displaced as the dominant operating system software by one or more other systems, such as WindowsNT or UNIX. A reduction in the market acceptance of either the x86 standard or the Windows operating system could have a material adverse effect on the Company.

Compatibility Certifications. For its future generations of K86 microprocessors,
----------------------------
AMD intends to obtain Windows and Windows 95 certifications from Microsoft and other appropriate certifications from recognized testing organizations. A failure to obtain certification from Microsoft would prevent the Company from describing and labeling its K86 microprocessors as Microsoft Windows compatible. This could substantially impair the Company's ability to market the products and could have a material adverse effect on the Company.

Acquisition of NexGen. AMD believes that its acquisition of NexGen is important
---------------------
to the development and introduction of its K86 products, particularly the AMD-K6 microprocessor. AMD has acquired and is currently developing new technologies to manufacture its sixth generation microprocessor which will utilize NexGen's sixth generation design as modified by AMD. There can be no assurance that AMD will be successful in implementing these new technologies. If the new technologies cannot be successfully implemented or if AMD encounters other difficulties in manufacturing its sixth generation microprocessors, such an event would have a material adverse effect on the Company.

Fluctuation in PC Market. Since most of AMD's microprocessor products are used
------------------------
in personal computers and related peripherals, AMD's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future.

Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted
-------------------------
limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586(R) and Nx686(TM), to IBM and Compaq. The Company does not intend to produce any NexGen products as it is the Company's position that its forthcoming AMD-K6 products are AMD products and not NexGen products. There can be no assurance that neither IBM nor Compaq will seek to establish rights with respect to the products. If either IBM or Compaq or both were deemed to have rights to produce AMD's AMD-K6 products for their own use and IBM were deemed to have the right to produce limited volumes of such products for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

Manufacturing

Underutilized Capacity. The Company's manufacturing facilities are currently
----------------------
underutilized as a result of reduced demand for certain of the Company's products and may remain so until the Company has developed new products and such products have achieved market acceptance. The Company's operations related to microprocessors are particularly affected by this situation. The underutilization of the Company's manufacturing facilities is having, and could continue to have, a material adverse effect on the Company. The Company plans to increase its manufacturing capacity by making significant capital investments in Fab 25 and in its German Subsidiary which will construct an integrated circuit manufacturing facility, which is presently intended to be dedicated to the production of microprocessors and other advanced logic products. In addition, FASL has begun construction of a second Flash memory device manufacturing facility (FASL II). There can be no assurance that the industry projections regarding future growth in the markets for integrated circuits upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, the underutilization of the Company's manufacturing facilities will likely increase and have a material adverse effect on the Company.

Process Technology. Manufacturers of integrated circuits are constantly seeking
------------------
to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used in the fabrication of its microprocessor products and by FASL in the fabrication of Flash memory devices. Portions of these investments might not be recoverable if the Company's K86 microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company.

Commitments to Facilities Dedicated to Specific Products. The Company has made
--------------------------------------------------------
and plans to continue to make substantial capital investments in integrated circuit manufacturing facilities dedicated to the production of specific product lines. AMD has invested over $970.0 million in Fab 25 and ancillary facilities as of September 29, 1996, and currently expects to have invested over $1.2 billion by the end of 1997 and over $1.6 billion by the end of 1999, although the Company is not obligated to make such further investments. Fab 25 is currently dedicated to the production of Microsoft Windows compatible microprocessors. Other facilities of the Company are also dedicated to the production of specific product lines. In addition, the Company's German Subsidiary currently plans to construct a semiconductor manufacturing facility, at an estimated cost of $1.5 billion over 5 years, which will be dedicated to the production of microprocessors. Significant time and expense would be incurred were the Company to alter any of its facilities so that they could be used to produce other IC products. Any such alteration, resulting from a need to respond to changes in the markets for the Company's products or otherwise, could have a material adverse effect on the Company.

Manufacturing Constraints. While the Company's manufacturing facilities are
-------------------------
currently underutilized, there have been situations in the past in which the Company's manufacturing facilities were inadequate to enable the Company to meet demand for certain of its products. In addition to having its own fabrication facilities, AMD has foundry arrangements for the production of its products by third parties. Any inability of AMD to generate sufficient manufacturing capabilities to meet demand, either in its own facilities or through foundry or similar arrangements with others, could have a material adverse effect on the Company.

Manufacturing Interruptions. Any substantial interruption with respect to any of
---------------------------
AMD's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. The Company may also be materially adversely affected by fluctuations in manufacturing yields.

Essential Manufacturing Materials. Certain of the raw materials used by AMD in
---------------------------------
the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company.

International Manufacturing. Nearly all product assembly and final testing of
---------------------------
AMD's products are performed at its manufacturing facilities in Penang, Malaysia; Singapore; and Bangkok, Thailand; or by subcontractors in Asia. Foreign manufacturing entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and AMD's overseas facilities were disrupted, there could be a material adverse effect on the Company.

Other Risk Factors

Debt Restrictions.   The New Credit Agreement and the Indenture related to the
-----------------
Senior Secured Notes contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and, in certain cases, require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of the indebtedness under the New Credit Agreement and the Indenture. The limitations imposed by the New Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on the Company.

Importance of Flash Memory Device Business; Recent Pricing Weakness. The market
-------------------------------------------------------------------
for Flash memory devices has recently experienced rapid growth and is likely to become increasingly competitive as additional manufacturers introduce competitive products and production capacity in the industry increases. The Company's primary competition with respect to Flash memory devices is Intel. A substantial portion of the Company's revenues are derived from sales of Flash memory devices, and the Company expects that this will continue to be the case. During 1996, the Company has experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as new competitors emerge. A decline in the Company's Flash memory device business could have a material adverse effect on the Company.

Dependence on Third Party for PLD Software. Customers utilizing programmable
-------------------------------------------
logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program these devices. AMD currently provides its programmable logic device customers with software which it licenses from MINC, Inc. (MINC), an unaffiliated company, and is dependent upon MINC for the software and continuing improvements in the software. An inability of AMD to continue to obtain appropriate software and improvements from MINC, to license alternative software from another third party, or to develop its own software internally could adversely affect AMD's PLD business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

Technological Change and Industry Standards. The market for AMD's products is
-------------------------------------------
generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. The establishment of industry standards is a function of market acceptance. Currently accepted industry standards may change at any time. AMD's success depends substantially upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to its products, in market demand for products based on a particular technology or in accepted industry standards could have a material adverse effect on the Company. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

Product Incompatibility. While AMD submits its products to rigorous internal and
-----------------------
external testing, there can be no assurance that AMD's products will be compatible with all industry standard software and hardware. Any inability of AMD's customers to achieve such compatibility or compatibility with other software or hardware after AMD's products are shipped in volume could have a material adverse effect on the Company. There can be no assurance AMD will be successful in correcting any such compatibility problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the mere announcement of an incompatibility problem relating to the Company's products could have a material adverse effect on the Company.

Competition. The integrated circuit industry is intensely competitive and,
-----------
historically, has experienced rapid technological advances in product and system technologies together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of integrated circuits is based upon performance, product quality and reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

Fluctuations in Operating Results. AMD's operating results are subject to
----------------------------------
substantial quarterly and other fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of AMD's products, fluctuations in manufacturing yields, availability and cost of products from AMD's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of AMD's products, seasonal customer demand, the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. AMD's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of AMD's control. These factors are difficult to forecast, and these or other factors could materially adversely affect AMD's quarterly or annual operating results.

Order Revision and Cancellation Policies. AMD manufactures and markets a
----------------------------------------
standard line of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Distributors typically maintain an inventory of AMD's products. Pursuant to the Company's agreements with the distributors, AMD protects its distributors' inventory of AMD's products against price reductions as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of AMD's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect the Company.

Key Personnel. AMD's future success depends upon the continued service of
-------------
numerous key engineering, manufacturing, sales and executive personnel. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to AMD's product development programs or otherwise have a material adverse effect on the Company.

Product Defects. One or more of AMD's products may possibly be found to be
---------------
defective after AMD has already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on the Company.

Intellectual Property Rights; Potential Litigation. Although AMD attempts to
--------------------------------------------------
protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that AMD will be able to protect its intellectual property adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that AMD may file will be issued or that foreign intellectual property laws will protect AMD's intellectual property rights. There can be no assurance that any patent licensed by or issued to AMD will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to AMD. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate AMD's products or design around the patents issued to or licensed by AMD.

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

Environmental Regulations. The failure to comply with present or future
-------------------------
governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process could result in fines being imposed on AMD, suspension of production, alteration of AMD's manufacturing processes or cessation of operations. Such regulations could require AMD to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by AMD to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject AMD to future liabilities and could have a material adverse effect on the Company.

International Sales. AMD derives a substantial portion of its revenues from its
-------------------
subsidiaries located in Europe and Asia. AMD's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates for taxes and tariffs.

Domestic and International Economic Conditions. AMD's business is subject to
----------------------------------------------
general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect upon the Company.

Volatility of Stock Price; Ability to Access Capital. Based on the trading
----------------------------------------------------
history of its stock, AMD believes factors such as quarterly fluctuations in AMD's financial results, announcements of new products by AMD or its competitors and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of AMD's common stock and consequently limit the Company's ability to raise capital. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period.

Earthquake Danger. AMD's corporate headquarters, a portion of its manufacturing
-----------------
facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

II.         OTHER INFORMATION

Item 1.     Legal Proceedings

SEC Investigation.  The Securities and Exchange Commission (SEC) began an
-----------------
informal investigation of the Company in 1993 regarding the Company's disclosures about the development of its AM486SX microcode and the extent to which it included access to Intel's 386 microcode. These disclosures were the subject of securities class actions and a derivative suit that were settled and dismissed with prejudice. The Company has entered into an agreement with the SEC settling proceedings related to this investigation. The Company has consented to entry of a cease and desist order barring the Company from committing future violations of SEC rules and regulations governing official Company reports and disclosure of material information. No fines were imposed, and only the Company was named as the subject of the order.

Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C94-20567-RMW, U.S.
--------------------------------------------------------------------------------
District Ct., San Jose, California). This litigation, which began in 1994,
-----------------------------------
involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. On June 21, 1996, the jury returned a verdict favorable to Altera. The Company filed a motion seeking to set aside the verdict. The judge issued a ruling confirming the jury's verdict. The parties have stipulated that the court, not a jury, will decide which of the AMD patents-in-suit fall within the scope of the license that the jury found. Based upon information presently known to management the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits       4.1       Form of Advanced Micro Devices, Inc. 11%
                                  Senior Secured Notes due August 1, 2003, filed as Exhibit 4.1 to the Corporation's
                                  Current Report on Form 8-K dated August 13,
                                  1996, is hereby incorporated herein by
                                  reference.

                        4.2       Indenture, dated as of August 1, 1996,
                                  between Advanced Micro Devices, Inc. and
                                  United States Trust Company of New York, as trustee, filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.3       Intercreditor and Collateral Agent
                                  Agreement, dated as of August 1, 1996, among United States Trust Company of New York, as trustee, Bank of America NT&SA, as agent for the banks under the Credit Agreement of July 19, 1996, and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.3 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.4 Payment, Reimbursement and Indemnity Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank & Trust Company, filed as
                                  Exhibit 4.4 to the Corporation's Current
                                  Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.5 Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of August 1, 1996, among Advanced Micro Devices, Inc., as grantor, IBJ Schroder Bank & Trust Company, as grantee, and Shelley W.

                                  Austin as trustee, filed as Exhibit 4.5 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.6 Security Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank & Trust Company, as agent for United States Trust Company of New York, as Trustee, and Bank of America NT&SA, as agent for banks, filed as Exhibit 4.6 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.7 Lease, Option to Purchase and Put Option Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc., as lessor, and AMD Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.8 Reciprocal Easement Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and AMD Texas Properties, LLC, filed as Exhibit 4.8 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        4.9 Sublease Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc., as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        10.11(a) Employment Agreement dated September 29, 1996 between the Company and W. J. Sanders III.

                        10.24 Credit Agreement, dated as of July 19, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.1 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        10.24(a) First Amendment to Credit Agreement, dated as of August 7, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as
                                  Exhibit 99.2 to the Corporation's Current
                                  Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        10.24(b) Second Amendment to Credit Agreement dated as of September 9, 1996 among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

                        10.25(n) Third Amendment to Third Amended and Restated Guaranty, dated as of May 10, 1996 (amending the Second Amendment to the Third Amended and Restated Guaranty, dated as of January

                                  12, 1996, made by the Company in favor of CIBC, Inc.).

                        10.25(o) Fourth Amendment to Third Amended and Restated Guaranty, dated as of June 20, 1996 (amending the Third Amendment to the Third Amended and Restated Guaranty, dated as of May 10, 1996, made by the Company in favor of CIBC, Inc.).

                        10.25(p) Fifth Amendment to Third Amended and Restated Guaranty, dated as of August 1, 1996 (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, made by the Company in favor of CIBC, Inc.), filed as Exhibit 99.3 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        10.25(q) Fifth Amendment to Building Lease, dated as of August 1, 1996 (amending the Building Lease, dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC, Inc.), filed as
                                  Exhibit 99.4 to the Corporation's Current
                                  Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                        10.25(r) Fifth Amendment to Land Lease, dated as of August 1, 1996 (amending the Land Lease, dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC, Inc.), filed as Exhibit 99.5 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

                                 *10.48     C-4 Technology Transfer and Licensing
                                            Agreement dated June 11, 1996
                                            between the Company and IBM
                                            Corporation.

                                  27.1      Financial Data Schedule.

  (b). Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter for which this report is filed:

       1.      Current Report on Form 8-K dated July 10, 1996 reporting under
               Item 5 - Other Events - second quarter earnings.

       2.      Current Report on Form 8-K dated July 22, 1996 reporting under
               Item 5 - Other Events - commencement of the underwritten offering of the Company's Senior Secured Notes.

       3.      Current Report on Form 8-K dated August 13, 1996 reporting under
               Item 5 - Other Events - Completion of the underwritten offering of the Company's Senior Secured Notes.

* Confidential treatment has been requested as to certain portions of this Exhibit.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANCED MICRO DEVICES, INC.





Date:      11/7/96                       By:  /s/ Geoffrey Ribar
     -------------------------------          ------------------
                                         Geoffrey Ribar
                                         Vice President and
                                         Corporate Controller

                                         Signing on behalf of the
                                         registrant and as the principal
                                         accounting officer

                                EXHIBIT INDEX
                                -------------

Exhibits
--------

4.1 Form of Advanced Micro Devices, Inc. 11% Senior Secured Notes due August 1, 2003, filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.2 Indenture, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and United States Trust Company of New York, as trustee, filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.3 Intercreditor and Collateral Agent Agreement, dated as of August 1, 1996, among United States Trust Company of New York, as trustee, Bank of America NT&SA, as agent for the banks under the Credit Agreement of July 19, 1996, and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.3 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.4 Payment, Reimbursement and Indemnity Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.4 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.5 Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of August 1, 1996, among Advanced Micro Devices, Inc., as grantor, IBJ Schroder Bank & Trust Company, as grantee, and Shelley W. Austin as trustee, filed as Exhibit 4.5 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.6 Security Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank & Trust Company, as agent for United States Trust Company of New York, as Trustee, and Bank of America NT&SA, as agent for banks, filed as Exhibit 4.6 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.7 Lease, Option to Purchase and Put Option Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc., as lessor, and AMD Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.8 Reciprocal Easement Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc. and AMD Texas Properties, LLC, filed as
          Exhibit 4.8 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

4.9 Sublease Agreement, dated as of August 1, 1996, between Advanced Micro Devices, Inc., as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

10.11(a) Employment Agreement dated September 29, 1996 between the Company and W.J. Sanders III.

10.24 Credit Agreement, dated as of July 19, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.1 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

10.24(a) First Amendment to Credit Agreement, dated as of August 7, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.2 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

10.24(b) Second Amendment to Credit Agreement dated as of September 9, 1996 among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

10.25(n) Third Amendment to Third Amended and Restated Guaranty, dated as of May 10, 1996 (amending the Second Amendment to the Third

          Amended and Restated Guaranty, dated as of January 12, 1996, made by the Company in favor of CIBC, Inc.).

10.25(o) Fourth Amendment to Third Amended and Restated Guaranty, dated as of June 20, 1996 (amending the Third Amendment to the Third Amended and Restated Guaranty, dated as of May 10, 1996, made by the Company in favor of CIBC, Inc.).

10.25(p) Fifth Amendment to Third Amended and Restated Guaranty, dated as of August 1, 1996 (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, made by Advanced Micro Devices, Inc. in favor of CIBC, Inc.), filed as Exhibit 99.3 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

10.25(q) Fifth Amendment to Building Lease, dated as of August 1, 1996 (amending the Building Lease, dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC, Inc.), filed as Exhibit 99.4 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

10.25(r) Fifth Amendment to Land Lease, dated as of August 1, 1996 (amending the Land Lease, dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC, Inc.), filed as
          Exhibit 99.5 to the Corporation's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated herein by reference.

*10.48 C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between the Company and IBM Corporation.

27.1      Financial Data Schedule


* Confidential treatment has been requested as to certain portions of this Exhibit.