Form 10-Q/A
period 1996-09-29
ADVANCED MICRO DEVICES INC
filed 1997-02-18
CIK 2488

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                              Form 10-Q/A (No. 1)


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

* Confidential treatment has been requested as to certain portions of this Exhibit. Amendment No. 1 to this Report includes a copy of this Exhibit which contains certain information not included in the copy filed with the original Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANCED MICRO DEVICES, INC.





Date:      2/14/97                       By:  /s/ Geoffrey Ribar
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

*10.48 C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between the Company and IBM Corporation.

27.1      Financial Data Schedule


* Confidential treatment has been requested as to certain portions of this Exhibit. Amendment No. 1 to this Report includes a copy of this Exhibit which contains certain information not included in the copy filed with the original Report.