Form 10-K
period 1996-12-29
ADVANCED MICRO DEVICES INC
filed 1997-03-20
CIK 2488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

  For the fiscal year ended December 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                       to


                         Commission File Number 1-7882

                         ADVANCED MICRO DEVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     94-1692300
    (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)



                  ONE AMD PLACE                             94086
              SUNNYVALE, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:


                                                       (NAME OF EACH EXCHANGE
            (TITLE OF EACH CLASS)                       ON WHICH REGISTERED)
            ---------------------                      ----------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                  Aggregate market value of the voting stock
                held by nonaffiliates as of February 25, 1997.

                                $5,068,372,307

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  138,952,155 shares as of February 25, 1997.

-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 29, 1996, are incorporated into Parts II and IV hereof.

(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, are incorporated into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ADVANCED MICRO DEVICES, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
  Item 1.  Business..............................................................................   3
  Item 2.  Properties............................................................................  14
  Item 3.  Legal Proceedings.....................................................................  15
  Item 4.  Submission of Matters to a Vote of Security Holders...................................  16
           Executive Officers of the Registrant..................................................  16
PART II
  Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters..............  17
  Item 6.  Selected Financial Data...............................................................  18
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
  Item 8.  Financial Statements and Supplementary Data...........................................  18
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  18
PART III
  Item 10. Directors and Executive Officers of the Registrant....................................  18
  Item 11. Executive Compensation................................................................  18
  Item 12. Security Ownership of Certain Beneficial Owners and Management........................  18
  Item 13. Certain Relationships and Related Transactions........................................  18
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  19


  AMD, the AMD logo, and combinations thereof, Advanced Micro Devices and NexGen, are either registered trademarks or trademarks of Advanced Micro Devices, Inc. Other terms used to identify companies and products may be trademarks of their respective owners. Am486, K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, SLAC and Am29000 are trademarks of Advanced Micro Devices, Inc. Microsoft, MS-DOS, Windows and Windows NT are either registered trademarks or trademarks of Microsoft Corporation.

                                    PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  THE STATEMENTS IN THIS REPORT THAT ARE FORWARD-LOOKING ARE BASED ON CURRENT EXPECTATIONS AND BELIEFS AND INVOLVE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. THE FORWARD-LOOKING STATEMENTS RELATE TO OPERATING RESULTS, CASH FLOWS, REALIZATION OF NET DEFERRED TAX ASSETS, CAPITAL EXPENDITURES AND ADEQUACY OF RESOURCES TO FUND OPERATIONS AND CAPITAL INVESTMENTS; FUTURE BUSINESS PROSPECTS FOR MICROPROCESSORS, FLASH MEMORY DEVICE PRODUCTS AND OTHER PRODUCT LINES; THE EFFECT OF FOREIGN EXCHANGE CONTRACTS AND INTEREST RATE SWAPS; THE DEVELOPMENT, VALIDATION, CERTIFICATION, INTRODUCTION, MARKET ACCEPTANCE AND PRICING OF THE K86 PRODUCTS; THE COMPANY'S COMMITMENT TO RESEARCH AND DEVELOPMENT; THE EFFECTIVE UTILIZATION OF FAB 25 (AS DEFINED BELOW); AND PROJECTS WHICH ARE PROPOSED OR UNDER CONSTRUCTION IN JAPAN, GERMANY AND CHINA. FOR A DISCUSSION OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, SEE SUCH OTHER RISKS AND UNCERTAINTIES AS SET FORTH BELOW IN THIS REPORT OR DETAILED IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION REPORTS AND FILINGS.

GENERAL

  Advanced Micro Devices, Inc. was incorporated under the laws of the state of Delaware on May 1, 1969. The Company's mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94086, and its telephone number is (408) 732-2400. Unless otherwise indicated, the terms "Company," "AMD" and "Registrant" in this report refer to Advanced Micro Devices, Inc. and its subsidiaries.

  AMD is a semiconductor manufacturer with manufacturing facilities in the U.S. and Asia and sales offices throughout the world. The Company's products include a wide variety of industry-standard integrated circuits (ICs) which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, personal computers (PCs) and workstations.

  For a discussion of the risk factors related to the Company's business operations please see the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" sections of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the 1996 Annual Report to Stockholders.

 INDUSTRY

  The IC market has grown dramatically over the past ten years, driven primarily by the demand for electronic business and consumer products. Today, ICs are used in virtually all products involving electronics, including personal computers and related peripherals, voice and data communications and networking products, fax and copy machines, home entertainment equipment, industrial control equipment and automobiles.

  The market for ICs can be divided into separate markets for digital and analog devices. AMD participates primarily in the market for digital ICs. The three principal types of digital ICs used in most electronic systems are: (i) memory circuits, (ii) logic circuits and (iii) microprocessors. Memory is used to store data and programming instructions, logic is employed to manage the interchange and manipulation of digital signals within a system, and microprocessors are used for control and computing tasks. Set forth below is a discussion of the principal segments of the digital IC market in which the Company participates.

 THE MEMORY MARKET

  Memory ICs store data or programs and are characterized as either volatile or non-volatile. Volatile devices lose their stored information after electrical power is shut off, while non-volatile devices retain their stored information. The three most significant categories of semiconductor memory are
(i) Dynamic Random Access Memory (DRAM) and (ii) Static Random Access Memory
(SRAM), both of which are volatile memories, and (iii) non-volatile memory, which includes Read-Only Memory (ROM), Flash memory and Erasable Programmable Read-Only Memory (EPROM) devices. DRAM provides large capacity "main" memory, and

SRAM provides specialized high speed memory. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. The Company does not produce any DRAM products, the largest and most commodity oriented segment of the memory market, or SRAM products.

  Several factors have contributed to an increasing demand for memory devices during recent years including the expanding unit sales of personal computers in the business and consumer market segments; the increasing use of personal computers to perform memory-intensive graphics and multimedia functions; the volume of memory required to support faster microprocessors; the proliferation of increasingly complex personal computer software; and the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

  The Company believes that Flash memory devices will be one of the fastest growing segments of the memory market in terms of both unit and dollar sales, as an expanding range of applications utilize Flash memory in the computer, telecommunications, networking, consumer electronics, automotive, industrial control and instrumentation industries. The ability of Flash memory devices to be electrically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as ROM or EPROM devices. Flash memory can be used to provide storage of control programs and system-critical data in communication devices such as cellular phones and routers (devices used to transfer data between local area networks). Another common application for Flash memory is in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.

 THE LOGIC MARKET

  Logic circuits contain interconnected groupings of simple logical circuits commonly described as "gates." Typically, complex combinations of individual gates are required to implement the specialized logic circuits required for digital systems applications. While system designers use a relatively small number of standard ICs to meet their microprocessor and memory needs, they require a wide variety of logic circuits in order to differentiate their products from those of their competitors.

  Logic circuits are found in a wide range of today's electronic systems, including communications equipment, computers, peripherals, instrumentation, industrial control and military systems. The logic market encompasses, among other segments, standard Transistor-to-Transistor Logic (TTL), custom designed Application Specific ICs (ASICs), input/output (I/O), communications, multimedia, networking and programmable logic devices. ASICs include conventional gate-arrays, standard cells and full custom logic circuits. Logic circuits are often classified by the number of gates per circuit, with TTL circuits typically containing up to 100 gates. Conventional gate arrays and custom logic circuits typically have up to several hundred thousand gates. Programmable logic devices typically have up to 20,000 gates but may have fewer gates in specialized applications.

  Logic circuits are used extensively in networking and telecommunications applications including Internet and intranet applications. Networking is a method of connecting PCs to other PCs and closely related peripherals (e.g., printers), so that resources and information can be transferred and shared. In large corporations today, most PCs are networked to improve productivity and communication. Networking continues to spread to medium- and small-sized companies and could eventually make inroads into the home market. The Ethernet standard is the most commonly used method for networking workstations, network servers, personal computers and related peripheral devices.

  Telecommunications applications relate to the lines, switches, and routing equipment required to provide connectivity among enterprises and homes that are part of the public infrastructure. This infrastructure is owned and operated by private companies such as AT&T and the regional Bell operating companies in the U.S., and may be owned and operated by governments, private companies, or some combination of these in other regions of the world. The infrastructure for voice communications continues to expand throughout the world, fueling demand for IC-based telecommunications line card solutions, which convert signals from analog to digital for transmission, then convert signals back to analog on the receiving end. To perform these tasks, line cards rely on integrated circuit logic products called subscriber line interface circuits and subscriber line audio processing circuits.

  Logic devices are also used extensively with respect to I/O applications, which involve the sending and receiving of data from the central processing unit (CPU) of a PC to peripheral devices such as disk drives and printers, and multimedia applications, which utilize combinations of sound, graphics, animation and text.

  Manufacturers of electronic systems are increasingly challenged to bring differentiated products to market quickly. These competitive pressures sometimes preclude the use of custom designed ASICs, which generally entail significant design costs and time delay. Standard logic products, an alternative to custom designed ASICs, limit a manufacturer's flexibility to adequately optimize and customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic devices are standard products, purchased by systems manufacturers in a "blank" state, which can be custom configured into many specific logic circuits by programming the device with electrical signals. Programmable logic devices give system designers the ability to quickly create their own custom logic circuits to provide product differentiation and rapid time to market. Certain programmable logic products, including the Company's, are reprogrammable, which means that the logic configuration can be modified, if needed, after the initial logic programming. A recent technology development, in-system programmability, extends the flexibility of standard programmable logic devices by allowing the system designer to configure and reconfigure the logic functions of the programmable logic device with a standard 3- or 5-volt power supply without removing the programmable logic device from the system board.

  Several common types of programmable logic devices currently coexist in the marketplace, each offering customers a particular set of benefits. These include simple programmable logic devices (SPLDs, less than 1,000 gates), complex programmable logic devices (CPLDs, up to 20,000 gates) and field programmable gate arrays (FPGAs, up to 100,000 gates). CPLDs are generally preferred to FPGAs for control logic applications, such as state machines, bus arbitration, encoders/decoders and sequencers. FPGAs are generally preferred to CPLDs for register intensive and data path logic applications, such as interface logic and arithmetic functions. The Company believes that a substantial portion of programmable logic device customers utilize both CPLD and FPGA architectures together to optimize overall system performance and improve time to market for new products.

 THE MICROPROCESSOR MARKET

  IBM introduced its first PC in 1981 containing a microprocessor based upon the x86 instruction set developed by Intel Corporation (Intel) and utilizing the Microsoft MS-DOS operating system. The so-called IBM-compatible computer has evolved over the years with each successive generation of x86 microprocessors. Each new generation of x86 microprocessors has delivered increased performance and functionality while maintaining software, hardware and peripheral compatibility for industry standard operating systems such as Microsoft MS-DOS and Microsoft Windows. The microprocessor market is currently dominated by Intel.

  The microprocessor, an IC generally consisting of millions of transistors, serves as the central processing unit, or "brain," of a computer system. The microprocessor is typically the most critical component to the performance and efficiency of a PC. The microprocessor is responsible for controlling data flowing through the electronic system, manipulating such data as specified by the hardware or software which controls the system. Microprocessors can be divided into two broad categories: Reduced Instruction Set Computing (RISC) and Complex Instruction Set Computing (CISC). Compared to CISC microprocessors, RISC microprocessors employ an architectural approach that requires a smaller number of simplified instructions to perform the microprocessors' internal operations. Developments in circuit design and very large scale integration process technology have resulted in dramatic advances in microprocessor performance over the past ten years. Today, the greatest demand for microprocessors is from personal computer manufacturers and, in particular, for microprocessors which are Microsoft Windows compatible and are based on the x86 instruction set. Improvements in the performance characteristics of microprocessors, coupled with decreases in production costs resulting from advances in process technology, have broadened the market for PCs and increased the demand for microprocessors.

  Embedded processors are also an important segment of the microprocessor market. Embedded processors are general purpose devices used to carry out a single application with limited user interface and programmability. A system designed around an embedded processor cannot usually be programmed by an end user because the system is preprogrammed to execute a specific task. Key markets for embedded processors include telecommunications, networking, office automation, storage, automotive applications and industrial control.

  The microprocessor business is characterized by short product life cycles, intense price competition and rapid advances in product design and process technology resulting in rapidly occurring product obsolescence. The early stages of the life cycle of each generation of microprocessors is generally characterized by high demand, prices and margins. Historically, as the product life cycle progresses, prices and margins decrease rapidly and production volume rapidly increases. Toward the end of the product life cycle, as the life cycles of one or more future generations of microprocessors are beginning, prices and margins decline further and demand for the product ultimately ends.

  The establishment of hardware and software standards for PCs and the emergence of numerous PC suppliers have caused the PC industry to be extremely competitive, with short product life cycles, limited product differentiation and substantial price competition. To compete more effectively, many PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Many of these suppliers now rely either on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard, and increasingly are outsourcing the design and manufacture of complete systems. The third-party suppliers of these subsystems, based primarily in Asia, are focused on providing PCs and motherboards that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party suppliers are also supplying fully configured PC systems through alternative distribution channels.

BUSINESS GROUPS; PRODUCTS

  AMD participates in all three segments of the digital IC market - memory circuits, logic circuits and microprocessors - through, collectively, its Communications and Components Group (CCG), its Computation Products Group
(CPG) and its Programmable Logic Division (Vantis).

 COMMUNICATIONS AND COMPONENTS GROUP

  CCG products ($1,364 million, or 70%, of the Company's 1996 net sales) include Flash memory devices, EPROM devices, voice and data communications products, embedded processors, I/O devices and network products.

  FLASH MEMORY. Flash memory devices are used in cellular telephones, networking equipment and other applications which require memory to be non-volatile and to be rewritten. Their ability to be rewritten electrically provides greater flexibility and ease of use than EPROMs and other similar integrated circuits which cannot be rewritten electrically. Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to program and reprogram frequently called numbers and manufacturers to preprogram other information. In networking applications, Flash memory devices are used in hubs and routers to enable systems to store programmed and reprogrammed Internet addresses and other routing information. The market for Flash memory devices has recently experienced rapid growth and is becoming increasingly competitive as additional manufacturers introduce competitive products and production capacity in the industry increases. A substantial portion of the Company's revenues are derived from sales of Flash memory devices.

  EPROMs. EPROMs represent an older generation of erasable programmable read-only memory technology which is used primarily in the electronic equipment industry. The devices are used in cellular phones and base stations, telecommunication switching equipment, automotive applications, personal computer hard disk drives and BIOS (basic input/output system software encoded in read-only memory which controls access to devices connected to a PC, such as the monitor and the serial communications port), printer controllers, industrial machine controls and numerous other types of electronic equipment to store software which controls the equipment's operation. The ability of EPROMs to be programmed electrically enables equipment manufacturers to achieve shorter time to market for new products than otherwise would be possible if they were required to have specific integrated circuits manufactured containing their final software programs. EPROMs are generally preferred to more expensive Flash memory devices in applications in which it is not necessary to enable the end user to reprogram the information stored on the integrated circuit. The market for EPROMs is significantly smaller than the market for Flash memory devices and the Company believes the market will decline as EPROMs are replaced in various applications by Flash memory devices.

  COMMUNICATIONS PRODUCTS. The Company's communications products are used in public and private communications infrastructure systems. Specifically, the products are used in such equipment as central office switches, private branch exchange (PBX) equipment and voice/data terminals. Among the Company's more significant products for the communications market are its logic products. In modern telephone communications systems, voice communications are generally transmitted between the speaker and the central office switch in analog format, but are switched and transmitted over longer distances in digital format. The AMD SLIC line cards connect the user's telephone wire to the telephone company's digital switching equipment. The AMD SLAC line cards are coder/decoders which convert analog voice signals to a digital format and back.

  EMBEDDED PROCESSORS. Embedded processors are general purpose devices, consisting of an instruction control unit and an arithmetic and logic unit, used to carry out a single application with limited user interface and programmability. The Company offers a proprietary family of RISC processors, known as its Am29000 products, which are used as embedded processors in applications which include high-performance laser printer controllers, high-resolution graphics controllers, communications controllers and accelerator cards. The Company has discontinued development of new versions of its Am29000 products, but it continues to produce existing versions. The Company's current product focus for embedded processors utilizes existing x86 microprocessor designs which are customized for specific applications. The Company offers a line of C186 and C188 processors for use as embedded processors in hard disk drives. In the future, the Company expects to offer embedded processors based upon third- and fourth-generation x86 microprocessor technology, the E86 family of processors, which are designed for use in hand-held computers and voice and data communication devices.

  NETWORK AND I/O PRODUCTS. The Company's network and I/O products are used within personal computers to manage the connection of the personal computer to local area networks and to manage selected input/output functions. The Company's network products support voice and data communications and internetworking and are used in hubs, routers and equipment used to connect workstations and personal computers in local area network infrastructures. In data communications, the Company is a supplier of network infrastructure ICs for products including Ethernet hubs and switches.

  The Company supplies integrated circuits for business applications utilizing the 10-megabit-per-second and the 100-megabit-per-second Ethernet local area network standards. The Company offers a range of integrated circuits that work with central processing units to manage selected input/output functions such as audio, small computer system interface disk drive controllers and communications and networking devices. The Company also supplies a range of products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are designed for a specific application. In the case of some large customers, these products are tailored for specific customers' needs.

  OTHER PRODUCTS. The Company also offers a wide variety of older standard products, some of which are nearing the end of their product life cycles, which are sold into various IC markets and require limited ongoing research and development or capital expenditures.

 COMPUTATION PRODUCTS GROUP

  CPG products ($341 million, or 17%, of 1996 net sales) include microprocessors and the majority of CPG's net sales are derived from Microsoft Windows compatible microprocessors which are used primarily in personal computers.

  The Company currently participates in the microprocessor market through its fourth- and fifth-generation Microsoft Windows compatible microprocessors. In 1994 and 1995, the Company's most significant microprocessor product was the Am486 microprocessor, a fourth-generation CISC x86 microprocessor. In 1996, Am486 microprocessor sales decreased significantly due to average selling price and unit volume declines. Accordingly, Am486 microprocessor revenues in 1996 were significantly below those of 1995 as the product life cycle of the fourth-generation x86 products aged. The Company's fifth- and future generations of microprocessor products, known as the K86 microprocessors, are based on Superscalar RISC architecture. The K86 products are designed to be compatible with operating system software such as Windows, UNIX, DOS and Windows NT. In the first quarter of 1996, the Company began shipping the AMD-K5PR75/1/ microprocessor, the first member of the K86 family, and during the third quarter of 1996, the Company began shipping the AMD-K5PR100. The AMD-K5 is a fifth-generation, superscalar device that has been certified by Microsoft as being fully compatible with its operating system. The Company introduced PR133 and PR150 versions of its AMD-K5 microprocessor in the fourth quarter of 1996, and the PR166 version in January of 1997. The AMD-K5 microprocessor was introduced relatively late in the life cycle of fifth-generation microprocessor products and will not result in the levels of revenue for the Company realized from the Am486 microprocessor.

  The Company's ability to maintain or expand its current levels of revenues from microprocessor products, and its ability to benefit fully from the substantial financial commitments it has made to process technologies and integrated circuit manufacturing facilities dedicated to the production of microprocessors, depends primarily upon its success in developing and marketing in a timely manner its sixth-generation microprocessor products, the AMD-K6 processors. The AMD-K6 microprocessor has been designed as a superscalar device to be competitive in performance to Intel Corporation's forthcoming single chip version of its sixth-generation microprocessor, the Pentium Pro, which is being designed by Intel specifically for desktop PCs and is expected to be introduced in 1997. The Company intends to begin volume shipments of the AMD-K6 products in the second quarter of 1997, although no assurance can be given that such products will be successfully or timely developed or that subsequent product orders or related shipments will occur. A failure of the Company's K86 products, particularly the AMD-K6, to be timely introduced or to achieve market acceptance, would have a material adverse effect on the Company. AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor, the AMD-K7 processor.

  Intel has long held a dominant position in the market for microprocessors used in PCs. Intel Corporation's dominant market position has allowed it to set x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. In addition to its dominant microprocessor market share, Intel also dominates the PC platform. The Company does not have the financial resources to compete with Intel on such a large scale.

  As Intel has expanded its dominance in designing and setting standards for PC systems, many PC original equipment manufacturers (OEMs) have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chip sets or in assembled motherboards. In marketing its microprocessors to these OEMs and dealers, AMD is dependent upon companies other than Intel for the design

--------
/1"PR"/refers to the performance rating assigned to the microprocessors by AMD based upon tests conducted employing the Ziff-Davis Winstone 96 benchmark, which compares the systems performance provided by a microprocessor to the systems performance provided by Pentium processors of various clock speeds. A performance rating of 166, for example, indicates that the microprocessor has been determined to deliver systems performance equal to or greater than that provided by a 166 Megahertz Pentium.

and manufacture of core logic chip sets, motherboards, BIOS software and other components. In recent years, these third-party designers and manufacturers have lost market share to Intel. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components. The Company similarly intends to continue to expand its chip set and system design capabilities, and offer to OEMs a portion of the Company's processors together with chip sets and licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful.

 VANTIS

  Vantis products ($248 million, or 13%, of the Company's 1996 net sales) are high speed programmable logic devices which are used in a wide range of electronic systems. Programmable logic devices are standard logic products produced in a "blank" state that can be custom configured into specific logic circuits by programming the devices with electrical signals.

  The Company offers a full range of simple programmable logic devices and complex programmable logic devices, but does not participate in the market for field programmable gate arrays. Programmable logic devices are used in telecommunications equipment, network infrastructures, hard disk drives, printers, industrial machine control and numerous other types of electronic equipment by third-party OEMs which seek to optimize the performance of their products by custom configuring the logic IC while minimizing time to market through the use of a standard logic product. The Company's programmable logic devices are sold to a broad range of manufacturers of electronics systems.

  Customers utilizing programmable logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program the programmable logic devices. AMD provides its programmable logic device customers with software which it licenses from third parties and is dependent upon third parties for the software and continuing improvements in the software. An inability of AMD to continue to obtain appropriate software and improvements from third parties, to license alternative software from another third party, or to develop its own software internally could materially adversely affect the Company's Vantis business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

  The Company is in the process of transferring its operations relating to the design, development and marketing of programmable logic devices to a wholly owned subsidiary, Vantis Corporation, dedicated solely to programmable logic devices. Vantis Corporation will rely upon the Company for manufacturing services. A dedicated programmable logic device sales force was formed from members of the Company's existing sales force and began operating as a separate unit in the second half of 1996.

RESEARCH AND DEVELOPMENT; MANUFACTURING TECHNOLOGY

  The Company's expenses for research and development in 1994, 1995 and 1996, were $295 million, $417 million and $401 million, respectively. Such expenses represented 14%, 17% and 21% of net sales in 1994, 1995 and 1996, respectively. The Company's research and development expenses are charged to operations as incurred. Most of the Company's research and development personnel are integrated into the engineering staff.

  Manufacturing technology is the key determinant in the improvement in semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance produced at lower cost. AMD continues to make significant infrastructure investments to enable the Company to continue to achieve high volume, high reliability and low cost production using leading edge process technology.

  The Company's efforts concerning process technologies are focused in three major areas: non-volatile memory technology used by Flash memory and EPROM products; logic technology used by the Company's microprocessors, embedded processors, I/O, networking and communications products; and programmable logic technology used in the Company's programmable logic products. The Company's goals are to increase density and improve product performance, to reduce the access time for non-volatile memory products and to increase the clock speed for microprocessor products.

  In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used in the fabrication of its microprocessor products and in the fabrication of Flash memory devices. Portions of these investments might not be recoverable if the Company's K86 microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company.

COMPETITION

  The IC industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of ICs is based upon performance, product quality and reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

  In each particular market in which it participates, the Company faces competition from different groups of companies. With respect to CCG's product lines, the Company's principal competitors are Intel, Sharp, Atmel, SGS Thomson, Texas Instruments, Siemens, NEC, LM Ericsson, Alcatel, National Semiconductor, 3Com and Motorola. With respect to microprocessors, Intel holds a dominant market position. In Vantis' market, the Company's principal competitors are Altera, Lattice Semiconductor and other smaller companies focused on programmable logic device development and production.

MANUFACTURING FACILITIES

  The Company's current integrated circuit manufacturing facilities are described in the chart set forth below:

                                                   PRODUCTION      APPROX.
                                  WAFER SIZE       TECHNOLOGY     CLEAN ROOM
      FACILITY LOCATION      (DIAMETER IN INCHES) (IN MICRONS) (SQUARE FOOTAGE)
      -----------------      -------------------- ------------ ----------------
      Austin, TX
        Fab 25..............           8              0.35          89,700
        Fab 15..............           6              0.7           22,000
        Fab 14..............           6              0.8           22,000
        Fab 10..............           5              0.9           22,000
      Aizu-Wakamatsu, Japan
        FASL................           8              0.35          70,000
      Sunnyvale, CA
        SDC.................           6              0.35          42,500

  The Company's joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited (FASL), is constructing a second manufacturing facility in Aizu-Wakamatsu, Japan. In addition, the Company is planning to construct and operate a manufacturing facility in Dresden, Germany, through a wholly owned subsidiary of the Company. AMD also has foundry arrangements for the production of its products by third parties.

  The Company's current assembly and test facilities are described in the chart set forth below:

                                                     APPROX.
                                                 ASSEMBLY & TEST
      FACILITY LOCATION                          SQUARE FOOTAGE     ACTIVITY
      -----------------                          --------------- ---------------
      Penang, Malaysia..........................     141,283     Assembly & Test
      Bangkok, Thailand.........................      77,473     Assembly & Test
      Singapore.................................      54,000          Test

  In addition to the assembly and test facilities described above, AMD has a 50 year land lease in Suzhou, China, and is constructing an additional assembly and test facility there. Foreign manufacturing entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

  CERTAIN MATERIAL AGREEMENTS. Set forth below are descriptions of certain material contractual relationships of the Company relating to FASL and the Company's planned facility in Dresden, Germany.

  FASL. In 1993, the Company and Fujitsu Limited (Fujitsu) formed a joint venture, FASL, for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The facility began volume production in the first quarter of 1995, and utilizes eight-inch wafer processing technologies capable of producing products with geometrics of 0.5 micron or smaller. Pursuant to the terms of the joint venture, the Company and Fujitsu have each agreed not to independently produce Flash memory devices with geometrics of
0.5 micron or smaller outside of the joint venture.

  In the third quarter of 1995, FASL approved construction of a second Flash memory integrated circuit manufacturing facility (FASL II) at a site contiguous to the existing FASL facility. Groundbreaking for FASL II occurred in the first quarter of 1996. The $1.1 billion in capital expenditures planned for the construction of FASL II are expected to be funded by cash generated from FASL operations and, if necessary, borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third party loans in proportion to its 49.95% interest in FASL. As of January 26, 1997, the Company had guarantees of $33 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

  In connection with FASL, the Company and Fujitsu have entered into various joint development, cross-license and investment arrangements. Accordingly, the Company and Fujitsu are providing their product designs and process and manufacturing technologies to FASL. In addition, both companies are collaborating in developing manufacturing processes and designing integrated circuits for FASL. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited to certain geographic areas. Consequently, the Company's ability to sell Flash memory products incorporating Fujitsu intellectual property, whether or not produced by FASL, is also limited in certain territories, including the United Kingdom and Japan. Fujitsu is likewise limited in its ability to sell Flash memory devices incorporating the Company's intellectual property, whether or not produced by FASL, in certain territories including the United States and Europe, other than the United Kingdom and Ireland.

  DRESDEN. AMD Saxony Manufacturing GmbH (AMD Saxony), a German subsidiary wholly owned by the Company through a German holding company, is building a 900,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (the Dresden Facility) over the next five years at a presently estimated cost of approximately $1.5 billion. The Dresden Facility is being designed for the production of microprocessors and other advanced logic products. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of (i) a guarantee of 65% of the bank debt to be incurred by AMD Saxony up to a maximum of Deutsche marks (DM) 1.65 billion, (ii) investment grants and subsidies totaling DM500.5 million, and (iii) interest subsidies from the State of Saxony totaling DM300 million. In March 1997, AMD Saxony will be entering into a loan agreement with a consortium of banks led by Dresdner Bank AG under which facilities totaling DM1.65 billion will be made available. In connection with the financing, the Company has agreed to invest in AMD Saxony over the next three years equity and subordinated loans in an amount totaling approximately DM507.5 million. Until the Dresden Facility has been completed, AMD has also agreed to guarantee AMD Saxony's obligations under the loan agreement up to a maximum of DM217.5 million. After completion of the Dresden Facility, AMD has agreed to make available to AMD Saxony up to DM145 million if the subsidiary does not meet its fixed charge coverage ratio covenant. Finally, AMD has agreed to undertake certain contingent obligations, including various obligations to fund project cost overruns. The Company began site preparation of the Dresden Facility in the fourth quarter of 1996, and plans to commence construction during the second quarter of 1997. The planned Dresden Facility costs are denominated in Deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations. The Company plans to hedge future foreign exchange exposure for the Dresden Facility.

  AMD is currently negotiating the final forms of all the agreements relating to the operation and financing of the Dresden Facility. The negotiations presently contemplate that, in addition to the obligations discussed above, AMD (directly or indirectly) will be required to (1) return all federal and state government grants, allowances and interest subsidies, or replace all such subsidies that are not made available, if the Company or AMD Saxony fails to meet certain material obligations to the Federal Republic of Germany or the State of Saxony; (2) purchase the output of the Dresden Facility at transfer prices to be set pursuant to specific formulas, and which adjust downwards when the Dresden Facility is operating at less than 75% capacity because of a lack of market demand for the products being fabricated there (the Company's product purchase obligation can be terminated once the syndicated loan has been repaid or under circumstances relating to a change of control of AMD Saxony or the destruction or abandonment of the Dresden Facility); (3) cause AMD Saxony to undertake bona fide research and development activities at the design center of the Dresden Facility; and (4) grant a non-exclusive license to AMD Saxony to use, at the Dresden Facility and in products manufactured at the Dresden Facility, intellectual property developed at the Dresden design center.

  No assurance can be given that AMD will be able to negotiate final agreements relating to the operation and financing of the Dresden Facility on terms satisfactory to it, that the terms of any such agreements will not be materially different from those described, or that the financial exposure of AMD in connection with the Dresden Facility will not materially exceed the proposed terms described herein.

MARKETING AND SALES

  The Company's products are marketed and sold under the AMD trademark. AMD employs a direct sales force through its principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad (primarily Europe and Asia Pacific). In 1996, the Company established a separate sales force dedicated to sales of programmable logic devices as a part of the Company's process of transferring its operations relating to the design, development and marketing of programmable logic devices to a wholly owned subsidiary, Vantis Corporation. AMD also sells its products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by the Company's competitors, including those products for which AMD is an alternate source. One of the Company's distributors, Arrow Electronics, Inc., accounted for approximately 13% of 1996 net sales. No other distributor or OEM customer accounted for 10% or more of net sales in 1996.

  Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, AMD protects its distributors' inventory of the Company's products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect the Company.

  AMD derives a substantial portion of its revenues from its sales subsidiaries located in Europe and Asia Pacific. AMD subsidiaries have offices in Australia, Belgium, Brazil, Canada, China, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. (See Note 11 of Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders.) The international sales force also works with independent sales representatives and distributors with offices in approximately 37 countries, including those where AMD has sales subsidiaries. The Company's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates, and changes in rates and exemptions for taxes and tariffs.

RAW MATERIALS

  Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

ENVIRONMENTAL REGULATIONS

  The failure to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process could result in fines being imposed on the Company, suspension of production, alteration of the Company's manufacturing processes or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY AND LICENSING

  AMD and its subsidiaries have been granted over 1,165 United States patents, and over 1,327 patent applications are pending in the United States. In certain cases, the Company has filed corresponding applications in foreign jurisdictions. The Company expects to file future patent applications in both the United States and abroad on significant inventions as it deems appropriate.

  On January 11, 1995, the Company and Intel reached an agreement to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, the Company signed a five-year, comprehensive cross-license agreement with Intel which expires on December 31, 2000. The agreement provides that after December 20, 1999, the parties will negotiate in good faith a patent cross-license agreement to be effective January 1, 2001. Effective January 1, 1996, the new agreement gives the Company and Intel the right to use each others' patents and certain copyrights, including copyrights to the x86 instruction sets but excluding other microprocessor microcode copyrights beyond the Intel 486(TM) processor code. The cross-license is royalty-bearing for the Company's products that use certain Intel technologies. The Company is required to pay Intel minimum non-refundable royalties during the years 1997 through 2000.

  In addition, AMD has entered into numerous cross-licensing and technology exchange agreements with other companies under which it both transfers and receives technology and intellectual property rights. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to or licensed by the Company.

  From time to time, AMD has been notified that it may be infringing intellectual property rights of others. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could materially adversely affect the Company. No assurance can be given that all necessary licenses can be obtained on satisfactory terms, nor that litigation may always be avoided or successfully concluded.

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

EMPLOYEES

  On January 28, 1997, AMD and its subsidiaries employed approximately 12,200 employees, none of whom are represented by collective bargaining arrangements. The Company believes that its relationship with its employees is generally good.

ITEM 2. PROPERTIES

  The Company's principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 3.11 million square feet and are located in Sunnyvale, California and Austin, Texas. Over 2.56 million square feet of this space is in buildings owned by the Company.

  The Company leases property containing two buildings with an aggregate of approximately 360,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). These leases provide the Company with an option to purchase One AMD Place for $40 million during the lease term. The lease term ends in 1998. At the end of the lease term, the Company is obligated to either purchase One AMD Place or to arrange for its sale to a third party with a guarantee of residual value to the seller equal to the option purchase price. In 1993, the Company entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used in connection with One AMD Place.

  The Company also owns or leases facilities containing approximately 804,000 square feet for its operations in Malaysia, Thailand and Singapore. The Company leases approximately 15 acres of land in Suzhou, China. The Company owns 74 undeveloped acres of land in the Republic of Ireland. The Company also has an equity interest in 58 acres of land in Albuquerque, New Mexico. In 1996, the Company acquired approximately 103 acres of land in Dresden, Germany. Fab 25 is encumbered by a lien securing the Company's $400 million Senior Secured Notes and its $400 million bank credit arrangements. The planned Dresden Facility will be encumbered by a lien securing borrowings of AMD Saxony.

  AMD leases 28 sales offices in North America, 9 sales offices in Asia Pacific, 12 sales offices in Europe and one sales office in South America for its direct sales force. These offices are located in cities in major electronics markets where concentrations of the Company's customers are located.

  Leases covering the Company's facilities expire over terms of generally one to twenty years. The Company currently does not anticipate significant difficulty in either retaining occupancy of any of its facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

ITEM 3. LEGAL PROCEEDINGS

  1. ENVIRONMENTAL MATTERS. Since 1981, the Company has discovered, investigated and begun remediation of three sites where releases from underground chemical tanks at its facilities in Santa Clara County, California, adversely affected the groundwater. The chemicals released into the groundwater were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which is no longer used by the Company) has been identified as a probable carcinogen.

  In 1991, the Company received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region, relating to the three sites. One of the orders named the Company as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. Another of the orders named the Company as well as National Semiconductor Corporation.

  The three sites in Santa Clara County are on the National Priorities List (Superfund). If the Company fails to satisfy federal compliance requirements or inadequately performs the compliance measures, the government (a) can bring an action to enforce compliance, or (b) can undertake the desired response actions itself and later bring an action to recover its costs, and penalties, which is up to three times the costs of clean-up activities, if appropriate. With regard to certain claims related to this matter the statute of limitations has been tolled.

  The Company has computed and recorded the estimated environmental liability in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The amount of environmental charges to earnings has not been material during any of the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued with respect to the foregoing environmental matters will not have a material adverse effect on the financial condition or results of operations of the Company.

  2. MCDAID V. SANDERS, ET AL. (CASE NO. C-95-20750-JW, N.D. CAL.); KOZLOWSKI, ET AL. V. SANDERS, ET AL. (CASE NO. C-95-20829-JW, N.D. CAL.). The McDaid complaint was filed November 3, 1995 and the Kozlowski complaint was filed November 15, 1995. Both actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, against the Company and certain individual officers and directors (the Individual Defendants), and purportedly were filed on behalf of all persons who purchased or otherwise acquired common stock of the Company during the period April 11, 1995 through September 22, 1995. The complaints seek damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the Individual Defendants regarding the Company's development of its AMD-K5, -K6 and -K7 microprocessors, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company's common stock during the period. The complaints seek compensatory damages in an amount to be proven at trial, fees and costs, and extraordinary equitable and/or injunctive relief. The court has consolidated both actions into one. Defendants filed answers in the consolidated action in May, 1996 and discovery has begun. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

  3. ADVANCED MICRO DEVICES, INC. V. ALTERA CORPORATION (CASE NO. C-94-20567-RMW, N. D. CAL.). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. On June 27, 1996, a jury returned a verdict and found that four of the eight patents-in-suit were licensed to Altera. The parties have stipulated that the court, not a jury, will decide which of the remaining AMD patents-in-suit fall within the scope of the license that the jury found. The court will hear the first of two phases regarding the remaining patents in April, 1997. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

  4. INTEL CORPORATION V. ADVANCED MICRO DEVICES, INC., ET AL. (CASE NO. 97-118, D. DEL.). On March 14, 1997, Intel Corporation (Intel) filed suit against the Company and Cyrix Corporation in the United States District Court for the District of Delaware alleging false designation of origin and false advertising, trademark infringement and trademark dilution, and deceptive trade practices arising out of alleged misuse by the Company of the term "MMX," which Intel claims as a trademark. In a related matter filed by Intel against the Company on March 14, 1997, in the regional Court of Braunschweig, Germany (Case Ref. No. 9 0 89/97), Intel was granted a temporary injunction prohibiting the Company from using the term "MMX" to identify, advertise or market its processors. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect upon the financial condition or results of operation of the Company.

  5. OTHER MATTERS. The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                      HELD
          NAME          AGE                         POSITION                          SINCE
          ----          ---                         --------                          -----
 W. J. Sanders III....   60 Chairman of the Board and Chief Executive Officer.        1969
 Richard Previte......   62 Director, President and Chief Operating Officer. Mr.      1989
                            Previte became Chief Operating Officer in 1989 and
                            President in 1990.  Mr. Previte was Chief Financial
                            Officer and Treasurer from 1969 to 1989.
 Marvin D. Burkett....   55 Senior Vice President, Chief Financial and                1989
                            Administrative Officer and Treasurer. Mr. Burkett was
                            Controller from 1972 until 1989.
 Eugene D. Conner.....   53 Senior Vice President, Operations. Mr. Conner joined      1987
                            the Company in 1969, and was elected an executive
                            officer in 1981.
 S. Atiq Raza.........   48 Director, Senior Vice President and Chief Technical       1996
                            Officer. Formerly, Mr. Raza was the Chairman of the
                            Board, President, Chief Executive Officer, and
                            Secretary of NexGen, Inc.
 Stanley Winvick......   57 Senior Vice President, Human Resources. Mr. Winvick had   1991
                            been Vice President, Human Resources since 1980.
 Stephen J. Zelencik..   62 Senior Vice President and Chief Marketing Executive.      1979
                            Mr. Zelencik joined the Company in 1970.
 Thomas M. McCoy......   46 Vice President, General Counsel and Secretary. Prior to   1995
                            joining the Company, Mr. McCoy was with the law firm of
                            O'Melveny and Myers where he had been a partner since
                            1985.

  There is no family relationship between any executive officers of the Company.

KEY EMPLOYEES

                                                                                   HELD
        NAME           AGE                        POSITION                         SINCE
        ----           ---                        --------                         -----
Donald M. Brettner...   60 Group Vice President, Manufacturing Services Group. Mr. 1996
                           Brettner joined the Company in 1982. Prior to joining
                           the Company, Mr. Brettner was Chief Operating Officer
                           at NBK Corporation and Vice President of Manufacturing
                           Services at Fairchild Semiconductor.
Vinod Dham...........   46 Group Vice President, Computation Products Group. Prior 1996
                           to joining the Company, Mr. Dham was Executive Vice
                           President and Chief Operating Officer of NexGen, Inc.
                           and held those positions from May, 1995, until it was
                           acquired by the Company on January 17, 1996. Before
                           joining NexGen, Mr. Dham was Vice President of the
                           Microprocessor Products Group and General Manager of
                           the Pentium Processor Division at Intel. Mr. Dham was
                           employed by Intel from July 1979 to April 1995.
Richard Forte........   53 Group Vice President, Communications and Components     1996
                           Group, and President, Vantis. Mr. Forte joined the
                           Company in 1986. Prior to joining the Company, Mr.
                           Forte was Vice President of Monolithic Memories, Inc.
                           from 1986 until it was acquired by the Company in 1987.
Gary O. Heerssen.....   50 Group Vice President, Wafer Fabrication Group. Mr.      1996
                           Heerssen joined the Company in 1986. Prior to joining
                           the Company, Mr. Heerssen worked for Fairchild
                           Semiconductor and spent 15 years with Texas Instruments
                           in a variety of engineering and operations management
                           positions.
William T. Siegle....   58 Group Vice President, Technology Development Group and  1990
                           Chief Scientist. Mr. Siegle joined the Company and was
                           elected Vice President and Chief Scientist in 1990.
                           Prior to joining the Company, Mr. Siegle was Director
                           of the Advanced Technology Center for IBM in East
                           Fishkill, New York.
Terryll R. Smith.....   47 Group Vice President, Sales and Marketing. Mr. Smith    1996
                           joined the Company in 1975. Prior to his current
                           position, Mr. Smith was Vice President of Sales &
                           Marketing for European Operations in Switzerland, Vice
                           President of International Sales & Marketing for AMD
                           Sunnyvale and Group Vice President of Applications
                           Solutions Products.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

  The Company's common stock is publicly traded on the New York Stock Exchange. The information regarding market price range, dividend information and number of holders of common stock of AMD appearing under the captions "Supplementary Financial Data" and "Financial Summary" on pages 38 and 39 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

  During 1996, the Company sold one million shares of its common stock to Fujitsu which were not registered under the Securities Act of 1933 based upon an exemption from the registration requirements of the Act for transactions not involving public offerings. The Company sold 500,000 shares on April 1, 1996, at $19.00 per share and 500,000 shares on October 1, 1996, at $14.00 per share. In each case, the consideration was cash.

ITEM 6. SELECTED FINANCIAL DATA

  The information regarding selected financial data for the fiscal years 1992 through 1996, under the caption "Financial Summary" on page 39 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8 through 17 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements at December 29, 1996 and December 31, 1995 and for each of the three years in the period ended December 29, 1996, and the report of independent auditors thereon, and the unaudited quarterly financial data of AMD for the two-year period ended December 29, 1996, appearing on pages 18 through 38 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information appearing at the end of Item 4 in Part I of this report under the caption "Executive Officers of the Registrant" and under the captions "Proposal No. 1 Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1997 (the 1997 Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the caption "Directors Fees and Expenses" under the main caption "Committees and Meetings of the Board of Directors," and the information under the captions "Executive Compensation," "Employment Agreements, Compensation Agreements and Change in Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information appearing under the captions "Principal Stockholders" and "Stock Ownership Table" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

  With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from the 1997 Proxy Statement, the 1997 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee" and "Comparison of Five-Year Cumulative Total Return Advanced Micro Devices, S&P 500 Composite Index and Technology-500 Index" in the 1997 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)

1. FINANCIAL STATEMENTS

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                               PAGE REFERENCES
                                                              -----------------
                                                                   1996 ANNUAL
                                                              FORM  REPORT TO
                                                              10-K STOCKHOLDERS
                                                              ---- ------------
   Report of Ernst & Young LLP, Independent Auditors......... --        37
   Consolidated Statements of Operations for the three years
    in the period ended December 29, 1996.................... --        18
   Consolidated Balance Sheets at December 29, 1996 and
    December 31, 1995........................................ --        19
   Consolidated Statements of Stockholders' Equity for the
    three years in the period ended December 29, 1996........ --        20
   Consolidated Statements of Cash Flows for the three years
    in the period ended December 29, 1996.................... --        21
   Notes to Consolidated Financial Statements................ --      22-36

2. FINANCIAL STATEMENT SCHEDULE

  The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors is filed as part of this Annual Report on Form 10-K as follows:

                                                                PAGE REFERENCES
                                                               -----------------
                                                                    1996 ANNUAL
                                                               FORM  REPORT TO
                                                               10-K STOCKHOLDERS
                                                               ---- ------------
   Schedule II Valuation and Qualifying Accounts.............. F-3      --

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

3. EXHIBITS

  The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  2.1    Agreement and Plan of Merger dated October 20, 1995, as amended, between the Company and NexGen, Inc., filed as Exhibit 2 to the
         Company's Quarterly Report for the period ended October 1, 1995, and as Exhibit 2.2 to the Company's Current Report on Form 8-K dated
         January 17, 1996, is hereby incorporated by reference.
  2.2    Amendment No. 2 to the Agreement and Plan of Merger, dated January 11,
         1996, among Advanced Micro Devices, Inc. and NexGen, Inc., filed as
         Exhibit 2.2 to the Company's Current Report on Form 8-K dated January
         17, 1996, is hereby incorporated by reference.
  3.1    Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended July 2,
         1995, is hereby incorporated by reference.
  3.2    By-Laws, as amended, filed as Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.
  4.1    Form of Advanced Micro Devices, Inc. 11% Senior Secured Notes due
         August 1, 2003, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.2    Indenture, dated as of August 1, 1996, between Advanced Micro Devices,
         Inc. and United States Trust Company of New York, as trustee, filed as
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated August
         13, 1996, is hereby incorporated by reference.
  4.3    Intercreditor and Collateral Agent Agreement, dated as of August 1,
         1996, among United States Trust Company of New York, as trustee, Bank of America NT&SA, as agent for the banks under the Credit Agreement of
         July 19, 1996, and IBJ Schroder Bank & Trust Company, filed as Exhibit
         4.3 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.4    Payment, Reimbursement and Indemnity Agreement, dated as of August 1,
         1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank &
         Trust Company, filed as Exhibit 4.4 to the Company's Current Report on
         Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.5    Deed of Trust, Assignment, Security Agreement and Financing Statement,
         dated as of August 1, 1996, among Advanced Micro Devices, Inc., as grantor, IBJ Schroder Bank & Trust Company, as grantee, and Shelley W.
         Austin as trustee, filed as Exhibit 4.5 to the Company's Current
         Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.6    Security Agreement, dated as of August 1, 1996, between Advanced Micro
         Devices, Inc. and IBJ Schroder Bank & Trust Company, as agent for
         United States Trust Company of New York, as Trustee, and Bank of
         America NT&SA, as agent for banks, filed as Exhibit 4.6 to the
         Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.7    Lease, Option to Purchase and Put Option Agreement, dated as of August
         1, 1996, between Advanced Micro Devices, Inc., as lessor, and AMD
         Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to the
         Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.8    Reciprocal Easement Agreement, dated as of August 1, 1996, between
         Advanced Micro Devices, Inc. and AMD Texas Properties, LLC, filed as
         Exhibit 4.8 to the Company's Current Report on Form 8-K dated August
         13, 1996, is hereby incorporated by reference.
  4.9    Sublease Agreement, dated as of August 1, 1996, between Advanced Micro
         Devices, Inc., as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to the Company's Current Report on
         Form 8-K dated August 13, 1996, is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
   4.10  The Company hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
 *10.1   AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 26, 1993, is hereby incorporated by reference.
 *10.2   AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 26, 1993, is hereby incorporated by reference.
 *10.3   AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 26, 1993, is hereby incorporated by reference.
 *10.4   AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit
         10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.5   AMD 1986 Stock Appreciation Rights Plan, as amended, filed as Exhibit
         10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.6   Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 29, 1991, are hereby incorporated by reference.
 *10.7   Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit
         4.11 to the Company's Registration Statement on Form S-8 (No. 33-
         26266), is hereby incorporated by reference.
 *10.8   AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit
         10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.9   Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 29, 1991, are hereby incorporated by reference.
 *10.10  Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.
 *10.11  Advanced Micro Devices, Inc. 1996 Stock Incentive Plan, as amended.
 *10.12  Employment Agreement dated September 29, 1996, between the Company and
         W. J. Sanders III, filed as Exhibit 10.11(a) to the Company's
         Quarterly Report on Form 10-Q for the period ended September 29, 1996, is hereby incorporated by reference.
 *10.13  Management Continuity Agreement between the Company and W. J. Sanders
         III, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-
         K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
 *10.14  Bonus Agreement between the Company and Richard Previte, filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 29, 1991, is hereby incorporated by reference.
 *10.15  Executive Bonus Plan, as amended, filed as Exhibit 10.16 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 25, 1994, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
   *10.16    Advanced Micro Devices, Inc. 1996 Executive Incentive Plan, filed as Exhibit 10.14(b) to the Company's Quarterly Report on Form 10-Q
             for the period ended June 30, 1996, is hereby incorporated by reference.
   *10.17    Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
             Company's Annual Report on Form 10-K for the fiscal year ended
             March 30, 1986, is hereby incorporated by reference.
   *10.18    Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989, is hereby incorporated by reference.
   *10.19    Director Deferral Agreement of R. Gene Brown, filed as Exhibit
             10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
    10.20    Intellectual Property Agreements with Intel Corporation, filed as
             Exhibit 10.21 to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 29, 1991, are hereby incorporated by reference.
   *10.21    Form of Indemnification Agreements with former officers of
             Monolithic Memories, Inc., filed as Exhibit 10.22 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 27,
             1987, is hereby incorporated by reference.
   *10.22    Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 29, 1991, is hereby incorporated by reference.
  **10.23(a) Joint Venture Agreement between the Company and Fujitsu Limited, filed as Exhibit 10.27(a) to the Company's Amendment No. 1 to its
             Annual Report on Form 10K/A for the fiscal year ended December 26,
             1993, is hereby incorporated by reference.
  **10.23(b) Technology Cross-License Agreement between the Company and Fujitsu
             Limited, filed as Exhibit 10.27(b) to the Company's Amendment No.
             1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.
  **10.23(c) AMD Investment Agreement between the Company and Fujitsu Limited, filed as Exhibit 10.27(c) to the Company's Amendment No. 1 to its
             Annual Report on Form 10K/A for the fiscal year ended December 26,
             1993, is hereby incorporated by reference.
  **10.23(d) Fujitsu Investment Agreement between the Company and Fujitsu
             Limited, filed as Exhibit 10.27(d) to the Company's Amendment No.
             1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.
 ***10.23(e) First Amendment to Fujitsu Investment Agreement dated April 28,
             1995.
    10.23(f) Second Amendment to Fujitsu Investment Agreement, dated February
             27, 1996.
  **10.23(g) Joint Venture License Agreement between the Company and Fujitsu
             Limited, filed as Exhibit 10.27(e) to the Company's Amendment No.
             1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.
  **10.23(h) Joint Development Agreement between the Company and Fujitsu
             Limited, filed as Exhibit 10.27(f) to the Company's Amendment No.
             1 to its Annual Report on Form 10K/A for the fiscal year ended
             December 26, 1993, is hereby incorporated by reference.
  **10.23(i) Fujitsu Joint Development Agreement Amendment, filed as Exhibit
             10.23(g) to the Company's Quarterly Report on Form 10-Q for the
             period ended March 31, 1996, is hereby incorporated by reference.
    10.24(a) Credit Agreement, dated as of July 19, 1996, among Advanced Micro
             Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and
             Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.1 to the Company's Current Report on
             Form 8-K dated August 13, 1996, is hereby incorporated by
             reference.

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 10.24(b) First Amendment to Credit Agreement, dated as of August 7, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as
          administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.2 to the
          Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
 10.24(c) Second Amendment to Credit Agreement, dated as of September 9, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as
          administrative agent and lender, ABN AMRO Bank, N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 10.24(b) to the
          Company's Quarterly Report on Form 10-Q for the period ended
          September 29, 1996, is hereby incorporated by reference.
 10.25(a) Third Amended and Restated Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc. (replacing in entirety the
          Amended and Restated Guaranty and the First Amendment thereto filed as Exhibits 10.29(a) and 10.29(b), respectively, to the Company's
          Annual Report on Form 10-K for the fiscal year ended December 25,
          1994) filed as Exhibit 10.29(a) to the Company's Quarterly Report on
          Form 10-Q for the period ended October 1, 1995, is hereby
          incorporated by reference.
 10.25(b) First Amendment to Third Amended and Restated Guaranty, dated as of
          October 20, 1995, amending the Third Amended and Restated Guaranty dated as of August 21, 1995, made by the Company in favor of CIBC
          Inc. and filed as Exhibit 10.29(a), as filed as Exhibit 10.29(d) to the Company's Quarterly Report on Form 10-Q for the period ended
          October 1, 1995, is hereby incorporated by reference.
 10.25(c) Second Amendment to Third Amended and Restated Guaranty, dated as of
          January 12, 1996 (amending the Third Amended and Restated Guaranty dated as of August 21, 1995, made by the Company in favor of CIBC
          Inc.), filed as Exhibit 10.25(c) to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.
 10.25(d) Third Amendment to Third Amended and Restated Guaranty, dated as of
          May 10, 1996 (amending the Second Amendment to the Third Amended and
          Restated Guaranty, dated as of January 12, 1996, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(n) to the Company's
          Quarterly Report on Form 10-Q for the period ended September 29,
          1996, is hereby incorporated by reference.
 10.25(e) Fourth Amendment to Third Amended and Restated Guaranty, dated as of
          June 20, 1996 (amending the Third Amendment to the Third Amended and
          Restated Guaranty, dated as of May 10, 1996, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(o) to the Company's
          Quarterly Report on Form 10-Q for the period ended September 29,
          1996, is hereby incorporated by reference.
 10.25(f) Fifth Amendment to Third Amended and Restated Guaranty, dated as of
          August 1, 1996 (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, made by the Company in favor of CIBC
          Inc.), filed as Exhibit 99.3 to the Company's Current Report on Form
          8-K dated August 13, 1996, is hereby incorporated by reference.
 10.26(a) Building Lease by and between CIBC Inc. and AMD International Sales &
          Service, Ltd., dated as of September 22, 1992, filed as Exhibit
          10.28(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
 10.26(b) First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(c) to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 27, 1992, is hereby incorporated by reference.
 10.26(c) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.29(e) to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 25, 1994, is hereby incorporated by reference.

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
  -------                         -----------------------
  10.26(d) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales and Service, Inc.
           (amending the Building Lease filed as Exhibit 10.29(c) to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 25, 1994), filed as Exhibit 10.29(b) to the Company's
           Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.
  10.26(e) Fourth Amendment to Building Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Inc.
           (amending the Building Lease filed as Exhibit 10.29(c) to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 24, 1994), filed as Exhibit 10.25(h) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, is hereby incorporated by reference.
  10.26(f) Fifth Amendment to Building Lease dated August 1, 1996 (amending the
           Building Lease dated as of September 22, 1992, by and between AMD
           International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit
           99.4 to the Company's Current Report on Form 8-K dated August 13,
           1996, is hereby incorporated by reference.
  10.27(a) Land Lease by and between CIBC Inc. and AMD International Sales &
           Service, Ltd., dated as of September 22, 1992, filed as Exhibit
           10.28(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
  10.27(b) First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.28(e) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 27, 1992, is hereby incorporated by reference.
  10.27(c) Second Amendment to Land Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd., filed as Exhibit 10.29(h) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 25, 1994, is hereby incorporated by reference.
  10.27(d) Third Amendment to Land Lease dated August 21, 1995, by and between
           CIBC Inc. and AMD International Sales & Service, Inc. (amending the
           Land Lease filed as Exhibit 10.29(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994), filed as
           Exhibit 10.29(c) to the Company's Quarterly Report on Form 10-Q for
           the period ended October 1, 1995, is hereby incorporated by reference.
  10.27(e) Fourth Amendment to Land Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
           (amending the Land Lease filed as Exhibit 10.29(f) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 25,
           1994), filed as Exhibit 10.25(m) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.
  10.27(f) Fifth Amendment to Land Lease dated as of August 1, 1996 (amending the Land Lease dated as of September 22, 1992, by and between AMD
           International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit
           99.5 to the Company's Current Report on Form 8-K dated August 13,
           1996, is hereby incorporated by reference.
 *10.28    Executive Savings Plan, as amended, filed as Exhibit 10.30 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 25, 1994, is hereby incorporated by reference.
 *10.29    Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
 *10.30    Form of Collateral Security Assignment Agreement, filed as Exhibit
           10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.31    Forms of Stock Option Agreements to the 1992 Stock Incentive Plan,
           filed as Exhibit 4.3 to the Company's Registration Statement on Form
           S-8 (No. 33-46577), are hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  *10.32 1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to the
         Company's Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.
 **10.33 Compaq Computer Company/Advanced Micro Devices, Inc. Agreement, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 25, 1994, is hereby incorporated by reference.
  *10.34 Form of indemnification agreements with current officers and directors of the Company, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
  *10.35 Agreement to Preserve Goodwill dated January 15, 1996, between the
         Company and S. Atiq Raza, filed as Exhibit 10.36 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1995, is hereby incorporated by reference.
  *10.36 1995 Stock Plan of NexGen, Inc., as amended.
 **10.37 Patent Cross-License Agreement dated December 20, 1995, between the
         Company and Intel Corporation, filed as Exhibit 10.38 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1995, is hereby incorporated by reference.
   10.38 Contract for Transfer of the Right to the Use of Land between Advanced
         Micro Devices (Suzhou) Limited and China-Singapore Suzhou Industrial
         Park Development Co., Ltd., filed as Exhibit 10.39 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1995, is hereby incorporated by reference.
  *10.39 NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-
         Effective Amendment No. 1 on Form S-8 to the Company's Registration
         Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.
  *10.40 1995 Stock Plan of NexGen, Inc. (assumed by Advanced Micro Devices,
         Inc.), as amended, filed as Exhibit 10.37 to the Company's Quarterly
         Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.
  *10.41 Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of
         NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
   10.42 Series E Preferred Stock Purchase Warrant of NexGen, Inc. issued to
         PaineWebber Incorporated, filed as Exhibit 10.14 to the Registration
         Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
   10.43 Series F Preferred Stock Purchase Warrant of NexGen, Inc., filed as
         Exhibit 10.15 to the Registration Statement of NexGen, Inc. on Form S-
         1 (No. 33-90750), is hereby incorporated by reference.
   10.44 Series G Preferred Stock Purchase Warrant of NexGen, Inc., filed as
         Exhibit 10.16 to the Registration Statement of NexGen, Inc. on Form S-
         1 (No. 33-90750), is hereby incorporated by reference.
 **10.45 Agreement for Purchase of IBM Products between IBM and NexGen, Inc.
         dated June 2, 1994, filed as Exhibit 10.17 to the Registration
         Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
   *10.46    Letter Agreement dated as of September, 1988, between NexGen, Inc.
             and S. Atiq Raza, First Promissory Note dated October 17, 1988, and Second Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen,
             Inc. on Form S-1 (No. 33-90750), are hereby incorporated by reference.
    10.47    Series B Preferred Stock Purchase Warrant of NexGen, Inc. issued to Kleiner, Perkins, Caufield and Byers IV, as amended, filed as
             Exhibit 10.23 to the Registration Statement of NexGen, Inc. on
             Form S-1 (No. 33-90750), is hereby incorporated by reference.
 ***10.48    C-4 Technology Transfer and Licensing Agreement dated June 11,
             1996, between the Company and IBM Corporation, filed as Exhibit
             10.48 to the Company's Amendment No. 1 to its Quarterly Report on
             Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.
 ***10.49(a) Design and Build Agreement dated November 15, 1996, between AMD
             Saxony Manufacturing GmbH and Meissner and Wurst GmbH.
    10.49(b) Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH.
    11       Statement regarding computation of per share earnings.
    13       1996 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts II and IV of this annual report.
    21       List of AMD subsidiaries.
    23       Consent of Ernst & Young LLP, Independent Auditors, refer to page
             F-2 herein.
    24       Power of Attorney.
    27       Financial Data Schedule.

The Company will furnish a copy of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.

  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

 ** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential treatment has been requested as to certain portions of these Exhibits.

  (B) REPORTS ON FORM 8-K.

  The following report on Form 8-K was filed during the fourth quarter of the Company's fiscal year ended December 29, 1996:

    1. A Current Report on Form 8-K dated October 7, 1996, was filed announcing the Company's third quarter revenues.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant

March 17, 1997


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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ W. J. Sanders III*         Chairman of the Board and       March 17, 1997
____________________________________ Chief Executive Officer
         W. J. Sanders III           (Principal Executive
                                     Officer)


        /s/ Friedrich Baur*          Director                        March 17, 1997
____________________________________
          Friedrich Baur


      /s/ Charles M. Blalack*        Director                        March 17, 1997
____________________________________
        Charles M. Blalack


        /s/ R. Gene Brown*           Director                        March 17, 1997
____________________________________
           R. Gene Brown


       /s/ Marvin D. Burkett         Senior Vice President, Chief    March 17, 1997
____________________________________ Financial and Administrative
         Marvin D. Burkett           Officer and Treasurer
                                     (Principal Financial
                                     Officer)


       /s/ Richard Previte*          Director, President and         March 17, 1997
____________________________________ Chief Operating Officer
          Richard Previte


         /s/ S. Atiq Raza*           Director, Senior Vice           March 17, 1997
____________________________________ President and Chief
           S. Atiq Raza              Technical Officer


         /s/ Joe L. Roby*            Director                        March 17, 1997
____________________________________
            Joe L. Roby


      /s/ Leonard Silverman*         Director                        March 17, 1997
____________________________________
         Leonard Silverman


*By: /s/ Marvin D. Burkett
    ________________________________
         Marvin D. Burkett
        (Marvin D. Burkett,
         Attorney-in-Fact)


          /s/ Geoff Ribar            Vice President and              March 17, 1997
____________________________________ Controller (Principal
            Geoff Ribar              Accounting Officer)

                         ADVANCED MICRO DEVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                            ITEM 14(A) (1) AND (2)

  The information under the following captions, which is included in the Company's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:

                                                                PAGE REFERENCES
                                                               -----------------
                                                                    1996 ANNUAL
                                                               FORM  REPORT TO
                                                               10-K STOCKHOLDERS
                                                               ---- ------------
   Report of Ernst & Young LLP, Independent Auditors.......... --        37
   Consolidated Statements of Operations for the three years
    in the period ended December 29, 1996..................... --        18
   Consolidated Balance Sheets at December 29, 1996 and
    December 31, 1995......................................... --        19
   Consolidated Statements of Stockholders' Equity for the
    three years in the period ended December 29, 1996......... --        20
   Consolidated Statements of Cash Flows for the three years
    in the period ended December 29, 1996..................... --        21
   Notes to Consolidated Financial Statements................. --      22-36
   Schedule for the three years in the period ended December
    29, 1996:
    Schedule II Valuation and Qualifying Accounts............. F-3       --

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-
K) of Advanced Micro Devices, Inc. of our report dated January 9, 1997, included in the 1996 Annual Report to Stockholders of Advanced Micro Devices, Inc.

  Our audits also included the financial statement schedule of Advanced Micro Devices, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-16095) pertaining to the Advanced Micro Devices, Inc. 1987 Restricted Stock Award Plan, in the Registration Statement on Form S-8 (No. 33-39747) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan, in the Registration Statements on Form S-8 (Nos. 33-10319, 33-36596 and 33-46578) pertaining to the Advanced Micro Devices, Inc. 1982 and 1986 Stock Option Plans and the 1980 and 1986 Stock Appreciation Rights Plans, in the Registration Statements on Form S-8 (Nos. 33-46577 and 33-55107) pertaining to the Advanced Micro Devices, Inc., 1992 Stock Incentive Plan, in the Registration Statement on Form S-8 (No. 333-00969) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan and to the 1995 Stock Plan of NexGen, Inc., in the Registration Statement on Form S-8 (No. 333-04797) pertaining to the Advanced Micro Devices Inc. 1996 Stock Incentive Plan, in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-95888) pertaining to the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan, in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-92688) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc. in Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc., the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan, and in Post-Effective Amendment No. 2 on Form S-3 to such registration statement pertaining to common stock issuable to certain warrantholders of our report dated January 9, 1997 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.

                                          ERNST & YOUNG LLP

March 19, 1997
San Jose, California

SCHEDULE II

                          ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996
                                  (THOUSANDS)

                                               ADDITIONS
                                                CHARGED
                                              (REDUCTIONS
                                     BALANCE   CREDITED)                BALANCE
                                    BEGINNING     TO                    END OF
                                    OF PERIOD OPERATIONS  DEDUCTIONS(1) PERIOD
                                    --------- ----------- ------------- -------
Allowance for doubtful accounts:
  Years ended:
    December 25, 1994..............  $ 7,492    $3,873       $  (896)   $10,469
    December 31, 1995..............   10,469     7,784        (2,635)    15,618
    December 29, 1996..............   15,618     2,000        (7,809)     9,809

--------
(1) Accounts (written off) recovered, net.

AMD-90286