Form 10-Q
period 1997-03-30
ADVANCED MICRO DEVICES INC
filed 1997-05-14
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


      (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 30, 1997
                                      -----------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission File Number        1-7882
                        ------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        94-1692300
-------------------------------            ------------------------------------
  State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                      94088-3453
---------------------                                    ---------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of May 2, 1997: 140,294,549.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.   Financial Information                                         Page No.
          ---------------------                                         --------

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Operations--
                       Quarters Ended March 30, 1997
                       and March 31, 1996                                     3

                   Condensed Consolidated Balance Sheets--
                       March 30, 1997 and December 29, 1996                   4

                   Condensed Consolidated Statements of Cash Flows--
                       Quarters Ended March 30, 1997
                       and March 31, 1996                                     5

                   Notes to Condensed Consolidated Financial Statements       6

          Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                     9

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                         24

          Item 5.  Other Information                                         25

          Item 6.  Exhibits and Reports on Form 8-K                          26

          Signature                                                          28
          ---------

I. FINANCIAL INFORMATION
   ---------------------

   ITEM 1.                  FINANCIAL STATEMENTS
   -------                  --------------------

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   (Unaudited)
                      (Thousands except per share amounts)


                                                              Quarter Ended
                                                         -----------------------
                                                          March 30,    March 31,
                                                            1997          1996
                                                         ---------      --------
Net sales                                                 $551,999      $544,212

Expenses:
  Cost of sales                                            349,076       368,735
  Research and development                                 104,908        94,780
  Marketing, general and administrative                     94,519       103,011
                                                           -------       -------
                                                           548,503       566,526
                                                           -------       -------

Operating income (loss)                                      3,496       (22,314)

Interest income and other, net                              13,322        28,059
Interest expense                                            (9,410)       (1,981)
                                                           -------       -------

Income before income taxes and equity in joint venture       7,408         3,764
Provision for income taxes                                   2,148             -
                                                           -------       -------

Income before equity in joint venture                        5,260         3,764
Equity in net income of joint venture                        7,691        21,563
                                                           -------       -------

Net income                                                $ 12,951      $ 25,327
                                                          ========      ========


Net income per common share:
  Primary                                                 $    .09      $    .18
                                                          ========      ========
  Fully diluted                                           $    .09      $    .18
                                                          ========      ========
Shares used in per share calculation:
  Primary                                                  146,751       138,399
                                                          ========      ========
  Fully diluted                                            147,322       138,399
                                                          ========      ========

See accompanying notes
----------------------

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS*
                     --------------------------------------
                                  (Thousands)

                                                   March 30,       December 29,
                                                      1997             1996
                                                  ----------       ------------
Assets
------

Current assets:
  Cash and cash equivalents                       $   225,385      $   166,194
  Short-term investments                              403,502          220,004
                                                  -----------      -----------
    Total cash, cash equivalents and
      short-term investments                          628,887          386,198
  Accounts receivable, net                            282,590          220,028
  Inventories:
    Raw materials                                      25,337           22,050
    Work-in-process                                    86,486           83,853
    Finished goods                                     37,395           48,107
                                                  -----------      -----------
      Total inventories                               149,218          154,010
  Deferred income taxes                               140,085          140,850
  Prepaid expenses and other current assets            51,976          127,991
                                                  -----------      -----------
    Total current assets                            1,252,756        1,029,077
Property, plant and equipment, at cost              3,456,077        3,326,768
Accumulated depreciation and amortization          (1,606,143)      (1,539,366)
                                                  -----------      -----------
    Property, plant and equipment, net              1,849,934        1,787,402
Investment in joint venture                           187,566          197,205
Other assets                                          135,870          131,599
                                                  -----------      -----------
                                                  $ 3,426,126      $ 3,145,283
                                                  ===========      ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to banks                          $    12,965      $    14,692
  Accounts payable                                    233,237          224,139
  Accrued compensation and benefits                    65,838           66,745
  Accrued liabilities                                 106,796          103,436
  Income tax payable                                   45,547           51,324
  Deferred income on shipments to distributors        105,390           95,466
  Current portion of long-term debt and capital
    lease obligations                                  31,406           27,671
                                                  -----------      -----------
    Total current liabilities                         601,179          583,473

Deferred income taxes                                  98,777           95,102
Long-term debt and capital lease obligations,
  less current portion                                682,413          444,830

Stockholders' equity:
  Capital stock:
    Common stock, par value                             1,400            1,380
  Capital in excess of par value                      989,767          957,226
  Retained earnings                                 1,052,590        1,063,272
                                                  -----------      -----------
    Total stockholders' equity                      2,043,757        2,021,878
                                                  -----------      -----------
                                                  $ 3,426,126      $ 3,145,283
                                                  ===========      ===========

* Amounts as of March 30, 1997 are unaudited. Amounts as of December 29, 1996 were derived from the December 29, 1996 audited financial statements.

  See accompanying notes
  ----------------------

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                             Quarter Ended
                                                                       -------------------------
                                                                        March 30,       March 31,
                                                                           1997           1996
Cash flows from operating activities:                                  ----------      ---------
  Net income                                                            $  12,951      $  25,327
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                        88,821         79,623
      Net loss on disposal of property, plant and equipment                 3,110            416
      Net gain realized on sale of available-for-sale securities           (4,978)       (24,743)
      Compensation recognized under employee stock plans                    7,733            687
      Undistributed income of joint venture                                (7,691)       (21,563)
      Changes in operating assets and liabilities:
        Net (increase) decrease  in receivables, inventories,
            prepaid expenses and other assets                              (5,286)        19,036
        Net decrease in deferred income taxes                               4,440          6,000
        Decrease in income tax payable                                     (5,777)        (6,901)
        Net increase (decrease) in payables and accrued liabilities        21,475       (102,423)
                                                                        ---------      ---------

Net cash provided by (used in) operating activities                       114,798        (24,541)
                                                                        ---------      ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                              (150,594)       (95,329)
  Proceeds from sale of property, plant and equipment                         130            802
  Purchase of  available-for-sale securities                             (308,326)      (236,331)
  Proceeds from sale of available-for-sale securities                     138,892        322,128
  Investment in joint venture                                                (128)             -
                                                                        ---------      ---------

Net cash used in investing activities                                    (320,026)        (8,730)
                                                                        ---------      ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                261,584         15,125
  Payments on debt and capital lease obligations                          (21,993)       (39,812)
  Proceeds from issuance of stock                                          24,828         17,024
                                                                        ---------      ---------

Net cash provided by (used in)  financing activities                      264,419         (7,663)
                                                                        ---------      ---------

Net increase (decrease) in cash and cash equivalents                       59,191        (40,934)
Cash and cash equivalents at beginning of period                          166,194        126,316
                                                                        ---------      ---------

Cash and cash equivalents at end of period                              $ 225,385       $ 85,382
                                                                        =========       ========

Supplemental  disclosures of cash flow information:
  Cash (refunded) paid during the first three months for:
    Income taxes                                                        $(101,435)      $    464
                                                                        =========       ========
  Non-cash financing activities:
    Equipment capital leases                                            $       -       $    342
                                                                        =========       ========

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

     The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 30, 1997 and March 31, 1996 included 13 weeks.

     Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of March 30, 1997 (in thousands):

          Cash equivalents
                Treasury notes                 $  2,017
                Federal agency notes             32,777
                Security repurchase agreements  125,300
                Commercial paper                 30,824
                Other debt securities               869
                                               --------
                Total cash equivalents         $191,787
                                               ========
          Short-term investments
                Certificates of deposit        $155,619
                Bank/Corporate notes             34,828
                Treasury notes                   81,614
                Commercial paper                131,441
                                               --------
                Total short-term investments   $403,502
                                               ========

     As of March 30, 1997 the Company held $6 million of available-for-sale equity securities with a fair value of $11 million which are included in other assets. The total net unrealized gain on these equity securities, net of tax, is included in retained earnings. During the first quarter of 1997, the Company sold a portion of its available-for-sale equity securities and realized a pre-tax gain of $5 million which is included in interest income and other, net.

3. The net income per common share computations are based on the weighted-average number of common shares outstanding plus dilutive common share equivalents. Shares used in the per share computations are as follows:

                                                     Quarter Ended
                                               -------------------------
                                               March 30,       March 31,
                                                 1997            1996
                                               ---------       ---------
                                                      (Thousands)
        Primary:
        Common shares outstanding               138,616         133,229
        Employee stock plans                      7,873           4,374
        Warrants                                    262             796
                                                -------         -------
                                                146,751         138,399
                                                =======         =======
        Fully diluted:
        Common shares outstanding               138,616         133,229
        Employee stock plans                      8,437           4,374
        Warrants                                    269             796
                                                -------         -------
                                                147,322         138,399
                                                =======         =======

     In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related interpretations and is effective for the periods ending after December 15, 1997. Upon adoption of SFAS 128, all prior-period earnings per share amounts are required to be restated. The Company's pro forma basic and diluted earnings per share as if SFAS 128 were effective for the periods presented, are $0.09 and $0.09 for the quarter ended March 30, 1997, respectively, and $0.19 and $0.18 for the quarter ended March 31, 1996, respectively.

4. On July 19, 1996 the Company entered into a syndicated bank loan agreement (the Credit Agreement) which provided for a new $400 million term loan and revolving credit facility. The Credit Agreement provided for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250 million four-year secured term loan, the latter of which the Company utilized fully in January, 1997.

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. At March 30, 1997, the accumulated adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $45 million to the investment in FASL. In the first quarter of 1997 and of 1996, the Company purchased $50 million and $69 million, respectively, of Flash memory devices from FASL. At March 30, 1997 and March 31, 1996, the Company had outstanding payables to FASL of $24 million and $55 million, respectively, for Flash memory device purchases. In the first quarter of 1997 and of 1996, the Company earned royalty income of $4 million and $5 million, respectively, as a result of purchases from FASL.

     The following is condensed unaudited financial data of FASL:

                                      Quarter Ended
                                -------------------------
        (Unaudited)             March 30,       March 31,
        (Thousands)               1997            1996
                                ---------       ---------
        Net sales               $103,711        $134,340
        Gross profit              35,583          83,732
        Operating income          25,205          66,630
        Net income                27,314          54,457

     The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed Consolidated Statements of Operations due to differences in tax rates, as the above table reflects the FASL tax expense (benefit) and the Statements of Operations reflects the tax AMD would expect to pay if the Company's share of FASL profits were remitted to AMD as a dividend.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

The statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results, cash flows, capital expenditures, tax rates and adequacy of resources to fund operations and capital investments; future business prospects for microprocessors, Flash memory device products and other product lines; the effect of foreign exchange contracts and interest rate swaps; the development, validation, certification, introduction, market acceptance and pricing of the K86(TM) products; the Company's commitment to research and development; the effective utilization of the Company's manufacturing facilities; the proposed Dresden (as defined below) and FASL manufacturing facilities; and the assembly and test facility being constructed in Suzhou, China. See Financial Condition and Risk Factors below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause the actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the attached condensed Consolidated Financial Statements and Notes thereto, and with the Company's Consolidated Financial Statements and Notes thereto at December 29, 1996 and December 31, 1995 and for each of the three years in the period ended December 29, 1996.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis and NexGen, are either registered trademarks or trademarks of Advanced Micro Devices, Inc. Other terms used to identify companies and products may be trademarks of their respective owners. MACH, Am486, K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, Nx586 and Nx686 are trademarks or registered trademarks of AMD. Microsoft, MS-DOS, Windows and Windows NT are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and MMX is a trademark of Intel Corporation.

RESULTS OF OPERATIONS
---------------------

AMD participates in the digital integrated circuit (IC) market - memory circuits, microprocessors and logic circuits - through, collectively, its Memory Group, its Communications Group, its Computation Products Group (CPG) and its Programmable Logic Division (Vantis). Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include voice and data communications products, embedded processors, input/output (I/O) devices, network products and bipolar programmable logic devices, an older line of programmable logic devices that the Company manufactures. CPG products include microprocessors and chip sets. Vantis products are high-speed CMOS programmable logic devices.

The following is a summary of the net sales of the Memory Group, Communications Group, CPG and Vantis for the first quarter of 1997 and of 1996, and the fourth quarter of 1996:

Quarter Ended        March 30,     December 29,      March 31,
                       1997           1996             1996
(Millions)           ---------     ------------      ---------

Memory Group            $184            $162            $210
Communications Group     171             166             182
CPG                      128             110              82
Vantis                    69              59              70
                        ----            ----            ----
Total                   $552            $497            $544
                        ====            ====            ====

Revenue Comparison of Quarters Ended March 30, 1997 and March 31, 1996
----------------------------------------------------------------------

Net sales increased as a result of increases in AMD-K5(TM) microprocessor sales, which more than offset declines in Am486(R) microprocessor and memory product sales.

Memory Group net sales decreased due to a decline in both the average selling price and unit shipments for EPROM products. Flash memory device sales were slightly lower as substantial unit growth was offset by average selling price declines.

Communications Group net sales decreased primarily due to a decline in the average selling price for network products and secondarily due to a decline in both unit shipments and average selling price of bipolar programmable logic devices. These declines were partially offset by increased sales, due to unit growth, of the Company's telecommunication products.

CPG net sales increased due to sales of AMD-K5 microprocessors at higher average selling prices than the Am486 microprocessor which represented most of the Company's microprocessor sales in the first quarter of 1996. The Company expects AMD-K5 microprocessor sales to substantially decrease as the Company ramps up production of its sixth generation processor, the AMD-K6(TM) MMX(TM) Enhanced processor. The Company began shipments of its AMD-K6 processor at the end of the first quarter of 1997. AMD-K6 microprocessor sales did not materially impact the first quarter results.

Vantis net sales remained relatively flat in the first quarter of 1997 as compared to the same period in 1996. The Company is in the process of transferring its programmable logic device operations to a wholly owned subsidiary, Vantis Corporation. Vantis Corporation will continue to rely upon the Company for manufacturing and administrative services.

Revenue Comparison of Quarters Ended March 30, 1997 and December 29, 1996
-------------------------------------------------------------------------

Net sales increased as a result of strength in nearly all product lines, led by sales growth in AMD-K5 microprocessors and Flash memory devices.

Memory Group net sales increased due to strong unit growth in Flash memory device sales offset by slight average selling price declines.

Communications Group net sales increased primarily due to increased unit shipments of network products.

CPG net sales increased due to sales of higher performance AMD-K5 microprocessors.

Vantis net sales increased as a result of unit growth in both MACH(R) and simple programmable logic products.

Comparison of Expenses and Interest
-----------------------------------

The following is a summary of expenses and interest income for the first quarter of 1997 and of 1996, and the fourth quarter of 1996:

Quarter Ended                 March 30,     December 29,     March 31,
                                1997            1996           1996
                              ---------     ------------     ---------
(Millions except for gross
margin percentages)

Cost of sales                   $349            $355            $369
Gross margin percentage           37%             29%             32%
Research and development        $105            $107            $ 95
Marketing, general and
  administrative                  95              88             103
Interest income and other, net    13               4              28
Interest expense                   9               8               2

Gross margin percentage increased as compared to the first quarter of 1996 and the fourth quarter of 1996 primarily due to better utilization of the Company's Fab 25 wafer production facilities and the transition of a higher proportion of Submicron Development Center (SDC) activities to research and development.

Research and development expenses increased as compared to the first quarter of 1996 due to the transition of a higher proportion of SDC activities to research and development, partially offset by reduced research and development spending related to the AMD-K5 processor.

Marketing, general and administrative expenses decreased as compared to the first quarter of 1996 primarily due to (i) non-recurring costs associated with the merger with NexGen, Inc. (NexGen) in the first quarter of 1996 and (ii) effective cost containment efforts. During the first quarter of 1997 the Company incurred higher advertising and marketing expenses primarily due to corporate image and AMD-K6 microprocessor advertising.

Interest income and other, net decreased as compared to the first quarter of 1996 primarily due to a pre-tax gain of $25 million resulting from the sale of equity securities in the first quarter of 1996, compared to a pre-tax gain of $5 million resulting from the sale of equity securities in the first quarter of 1997. The Company also fully utilized its $250 million four-year secured term loan in the first quarter of 1997, increasing the average cash and cash equivalents balance and the corresponding interest income. Interest income and other, net increased as compared to the fourth quarter of 1996 primarily due to the $5 million pre-tax gain and the utilization of the $250 million four-year secured term loan as described above. Interest expense increased as compared to the first quarter of 1996 primarily due to interest expense incurred on the Company's $400 million Senior Secured Notes sold in August, 1996 and interest expense on the $250 million four-year secured term loan. Interest expense increased slightly as compared to the fourth quarter of 1996 due to the interest expense on the $250 million four-year secured term loan.

Income Tax
----------

The Company's effective tax rate for the first quarter of 1997 was 29 percent. No tax provision was recorded in the first quarter of 1996. Management currently estimates that the 29 percent effective tax rate will continue throughout 1997.

Other Items
-----------

International sales were 56 percent of total sales in the first quarter of 1997 as compared to 52 percent for the same period in 1996, and 55 percent for the immediate prior quarter. In the first quarter of 1997, approximately 13 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Company's foreign net monetary asset position including the Company's liabilities for products purchased from FASL. In 1996 and 1997, these hedging transactions were denominated in lira, yen, French franc, deutsche mark (DM) and pound sterling. The maturities of these contracts are generally short-term in nature. The Company believes its foreign exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of March 30, 1997, the Company had approximately $34 million (notional amount) of foreign exchange forward contracts.

The Company has engaged in interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the Company's interest rate obligation from a floating rate to a fixed rate basis. At March 30, 1997, the net outstanding notional amount of interest rate swaps was $40 million, which will mature June 30, 1997. Gains and losses related to these interest rate swaps have not been material. The Company anticipates that it will engage in future swap arrangements after the outstanding amount has matured.

The Company participates as an end user in various derivative markets to manage its exposure to interest and foreign currency exchange rate fluctuations. The counterparties to the Company's foreign exchange forward contracts and interest rate swaps consist of a number of major, high credit quality, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings, and reduces the financial exposure by limiting the notional amount of agreements entered into with any one financial institution.

FINANCIAL CONDITION
-------------------

The Company's working capital balance increased to $652 million at March 30, 1997 from $446 million at December 29, 1996, primarily due to proceeds from a $250 million four-year secured term loan and receipt of a tax refund, partially offset by capital expenditures during the period. The Company's cash, cash equivalents and short-term investments balance was approximately $629 million at March 30, 1997 compared to $386 million at December 29, 1996.

As a result of the Company's improved operating performance and a $101 million tax refund received during the first quarter of 1997, the Company generated $115 million of cash flow from operating activities. The Company plans to continue to make significant capital investments through 1997, including those relating to the Dresden Facility (as defined below) and FASL. The Company's current capital plan and requirements are based on the availability of financial resources and various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision.

AMD Saxony Manufacturing GmbH (AMD Saxony), a German subsidiary wholly owned by the Company through a German holding company, is building a 900,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (the Dresden Facility) over the next five years at a presently estimated cost of approximately $1.5 billion. The Dresden Facility is being designed for the production of microprocessors and other advanced logic products. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of (i) a guarantee of 65% of the bank debt to be incurred by AMD Saxony up to a maximum of DM1.65 billion, (ii) investment grants and subsidies totaling DM500.5 million, and (iii) interest subsidies from the State of Saxony totaling DM300 million. In March, 1997 AMD Saxony entered into a loan agreement with a consortium of banks led by Dresdner Bank AG under which loan facilities totaling DM1.65 billion will be made available. In connection with the financing, the Company has agreed to invest in AMD Saxony over the next three years equity and subordinated loans in an amount totaling approximately DM507.5 million. Until the Dresden Facility has been completed, AMD has also agreed to guarantee AMD Saxony's obligations under the loan agreement up to a maximum of DM217.5 million. After completion of the Dresden Facility, AMD has agreed to make available to AMD Saxony up to DM145 million if the subsidiary does not meet its fixed charge coverage ratio covenant. Finally, AMD has agreed to undertake certain contingent obligations, including various obligations to fund project cost overruns. The Company began site preparation of the Dresden Facility in the fourth quarter of 1996, and has commenced construction in the second quarter of 1997. The planned Dresden Facility costs are denominated in deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations. The Company plans to hedge future foreign exchange transaction exposure for the Dresden Facility.

The Company's total cash investment in FASL was $160 million at March 30, 1997 and at the end of 1996. In March of 1996, FASL began construction of a second Flash memory device wafer fabrication facility (FASL II) at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, AMD may be required to contribute cash or guarantee third-party loans in proportion to its percentage interest in FASL.
At March 30, 1997, AMD had loan guarantees of $26 million outstanding with respect to such loans. The planned

FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

The Company has a syndicated bank loan agreement providing for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250 million four-year secured term loan, the latter of which the Company fully utilized in January, 1997. Additionally, as of March 30, 1997, the Company has available unsecured uncommitted bank lines of credit in the amount of $84 million, of which $16 million was utilized.

The Company believes that current cash balances, together with cash flows, will be sufficient to fund operations and capital investments currently planned through 1997.

RISK FACTORS
------------
The Company's business, results of operations and financial condition are subject to the following risk factors:

Microprocessor Products

Intel Dominance. Intel Corporation (Intel) has long held a dominant position in
---------------
the market for microprocessors used in personal computers (PCs). Intel Corporation's dominant market position has to date allowed it to set and control x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors, to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, other technology companies. The Company expects Intel to continue to invest heavily in research and development and new manufacturing facilities, and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also increasingly dominates the PC platform. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants may have a material adverse effect on the Company.

As Intel has expanded its dominance in designing and setting standards for PC systems, many PC original equipment manufacturers (OEMs) have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chip sets or in assembled motherboards. In marketing its microprocessors to these OEMs and dealers, AMD is dependent upon companies other than Intel for the design and manufacture of core-logic chip sets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only to the extent that Intel makes its related proprietary technology available. Any delay in the availability of such technologies would make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of core-logic chip sets, motherboards, BIOS software and other components. The Company similarly intends to expand its chip set and system design capabilities, and offer to OEMs a portion of the Company's processors together with chip sets and licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that as Intel introduces future generations of microprocessors, chip sets and motherboards, the design of chip sets and higher level board products which support Intel microprocessors will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems. Intel has announced that the Pentium II will be sold only in the form of a daughtercard that is not compatible with "Socket 7" motherboards currently used with Intel Pentium(R) processors. Thus, Intel will cease supporting the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Pentium II processors, the Company intends to work with third party designers and manufacturers of motherboards, chip sets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 processor, including support for enhancements and features the Company plans to add to the processor. The Company's ability to compete with Intel in the market for seventh- and future generation microprocessors will depend not only upon its success in designing and developing the microprocessors themselves, but also in ensuring either that they can be used in PC platforms designed to support future Intel microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chip sets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.

Dependence on New AMD Microprocessor Products. The Company's microprocessor
---------------------------------------------
products have traditionally made significant contributions to the Company's revenues, profits and margins. The Company's AMD-K5 microprocessor, its fifth-generation microprocessor and its first K86 RISC SUPERSCALAR(TM) microprocessor, was introduced relatively late in the life cycle of fifth-generation products and has not resulted in the levels of revenue that the Company realized from its fourth-generation product. The Company expects AMD-K5 microprocessor sales to substantially decrease as the Company ramps up production for the AMD-K6 microprocessor. The Company's ability to expand its current levels of revenues from microprocessor products and to benefit fully from the substantial financial commitments it has made related to microprocessors will depend upon the success of the AMD-K6 microprocessor and future generations of K86 microprocessors. The Company's production and sales plans for its AMD-K6 microprocessors are subject to numerous risks and uncertainties, including the pace at which the Company will be able to ramp production in Fab 25, the effects of marketing and pricing strategies adopted by Intel, the development of market acceptance for the products particularly with leading PC OEMs, the possibility that products newly introduced by the Company may be found to be defective, possible adverse conditions in the personal computer market and unexpected interruptions in the Company's manufacturing operations. A failure of the Company's AMD-K6 processors to achieve market acceptance would have a material adverse effect on the Company. AMD is also devoting substantial resources to the development of its seventh-generation Microsoft(R) Windows(R) compatible microprocessor.

Compatibility Certifications. For its future generations of K86 microprocessors,
----------------------------
AMD intends to obtain Windows, Windows 95 and Windows NT(R) certifications from Microsoft and other appropriate certifications from recognized testing organizations. A failure to obtain certifications from Microsoft would prevent the Company from describing and labeling its K86 microprocessors as Microsoft Windows compatible. This could substantially impair the Company's ability to market the products and could have a material adverse effect on the Company.

Fluctuation in PC Market. Since most of the Company's microprocessor products
------------------------
are used in personal computers and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future.

Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted
-------------------------
limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586 and Nx686(TM), to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 processors are AMD products and not NexGen products. There can be no assurance that another company will not seek to establish rights with respect to the processors. If another company were deemed to have rights to produce the Company's AMD-K6 processors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

Flash Memory Products

Importance of Flash Memory Device Business; Increasing Competition. In 1996, the
------------------------------------------------------------------
market for Flash memory devices experienced rapid growth and increased competition as additional manufacturers introduced competitive products and industry-wide production capacity increased. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues are derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. During 1996 and the first quarter of 1997, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as new competitors emerge. A decline in the Company's Flash memory device business could have a material adverse effect on the Company.

Manufacturing

Capacity. The Company's manufacturing facilities have been underutilized from
--------
time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company plans to increase its manufacturing capacity by making significant capital investments in Fab 25 and in Fab 30 in Dresden, Germany. In addition, FASL has begun construction of a second Flash memory device manufacturing facility (FASL II). There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and have a material adverse effect on the Company.

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

Process Technology. Manufacturers of integrated circuits are constantly seeking
------------------
to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company's microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company.

Manufacturing Interruptions. Any substantial interruption with respect to any of
---------------------------
the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. The Company may also be materially adversely affected by fluctuations in manufacturing yields.

Essential Manufacturing Materials. Certain raw materials used by the Company in
---------------------------------
the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by Japanese companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

International Manufacturing.  Nearly all product assembly and final testing of
---------------------------
the Company's products are performed at the Company's manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. AMD has a 50 year land lease in Suzhou, China, to be used for the construction and operation of an additional assembly and test facility. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

Other Risk Factors

Debt Restrictions.   The Credit Agreement and the Indenture related to the
-----------------
Senior Secured Notes contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on the Company. In addition, the agreements entered into by AMD Saxony in connection with the Dresden Facility loan substantially prohibit the transfer of assets from AMD Saxony to the Company, which will prevent the Company from utilizing current or future assets of AMD Saxony other than to satisfy obligations of AMD Saxony.

Dependence on Third Parties for Programmable Logic Software. Customers utilizing
-----------------------------------------------------------
programmable logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program these devices. AMD provides its programmable logic device customers with software which it licenses from third parties and is dependent upon third parties for the software and continuing improvements in the quality of the software. No assurance can be made that the Company will be able to maintain its existing relationships with these third parties. An inability of AMD to continue to obtain appropriate software and improvements from third parties or to develop its own software internally could materially adversely affect the Company's Vantis business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

Technological Change and Industry Standards. The market for the Company's
-------------------------------------------
products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. The establishment of industry standards is a function of market acceptance. Currently accepted industry standards may change. The Company's success depends substantially upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to its products, in market demand for products based on a particular technology or on accepted industry standards could have a material adverse effect on the Company. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

Product Incompatibility. While AMD submits its products to rigorous internal and
-----------------------
external testing, there can be no assurance that the Company's products will be compatible with all industry-standard software and hardware. Any inability of the Company's customers to achieve such compatibility or compatibility with other software or hardware after the Company's products are shipped in volume could have a material adverse effect on the Company. There can be no assurance that AMD will be successful in correcting any such compatibility problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the mere announcement of an incompatibility problem relating to the Company's products could have a material adverse effect on the Company.

Competition. The IC industry is intensely competitive and, historically, has
-----------
experienced rapid technological advances in product and system technologies together with substantial price reductions in maturing products. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product performance. Competition in the sale of ICs is based on performance, product quality and reliability, price, compatibility with industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

Fluctuations in Operating Results. The Company's operating results are subject
---------------------------------
to substantial quarterly and annual fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, production capacity levels and fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. The Company's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of the Company's control. These factors are difficult to forecast, and these or other factors could materially adversely affect the Company's quarterly or annual operating results.

Order Revision and Cancellation Policies. AMD manufactures and markets standard
----------------------------------------
lines of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, AMD protects its distributors' inventory of the Company's products against price reductions as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect the Company.

Key Personnel. The Company's future success depends upon the continued service
-------------
of numerous key engineering, manufacturing, sales and executive personnel. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to the Company's product development programs or otherwise have a material adverse effect on the Company.

Product Defects. One or more of the Company's products may possibly be found to
---------------
be defective after AMD has already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on the Company.

Intellectual Property Rights; Potential Litigation. Although the Company
--------------------------------------------------
attempts to protect its intellectual property rights through patents, copyrights, trade secrets, trademarks and other measures, there can be no assurance that the Company will be able to protect its technology or other intellectual property adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the Company's patents and other rights.

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

International Sales. AMD derives a substantial portion of its revenues from its
-------------------
sales subsidiaries located in Europe and Asia Pacific. The Company's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates for taxes and tariffs.

Domestic and International Economic Conditions. The Company's business is
----------------------------------------------
subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company.

Volatility of Stock Price; Ability to Access Capital. Based on the trading
----------------------------------------------------
history of its stock, AMD believes factors such as quarterly fluctuations in the Company's financial results, announcements of new products by AMD or its competitors and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of the Company's common stock and consequently limit the Company's ability to raise capital. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period.

Earthquake Danger. The Company's corporate headquarters, a portion of its
-----------------
manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

II.         Other Information

Item 1.     Legal Proceedings

Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C94-20567-RMW, U.S.
--------------------------------------------------------------------------------
District Ct., San Jose, California).  This litigation, which began in 1994,
------------------------------------
involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. On June 27, 1996, the jury returned a verdict and found four of the eight patents-in-suit were licensed to Altera. The parties have stipulated that the court, not a jury, will decide which of the remaining AMD patents-in-suit fall within the scope of the license that the jury found. The court has set August 7 and August 8, 1997 for the next phase regarding the remaining patents. Based upon information presently known to management the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

Intel Corporation v. Advanced Micro Devices, Inc., et al. (Case No. 97-118, D.
------------------------------------------------------------------------------
Del.).  On March 14, 1997, Intel Corporation (Intel) filed suit against the
------
Company and Cyrix Corporation in the United States District Court for the District of Delaware alleging false designation of origin and false advertising, trademark infringement and trademark dilution, and deceptive trade practices arising out of alleged misuse by the Company of the term "MMX," which Intel claims as a trademark. On April 2, 1997, Intel was denied a temporary restraining order to prohibit the Company from using the term "MMX" until the preliminary injunction hearing. In a related matter filed by Intel against the Company on March 14, 1997, in the regional Court of Braunschweig, Germany (Case Ref. No. 9 0 89/97), Intel was granted a temporary injunction prohibiting the Company from using the term "MMX" to identify, advertise or market its processors. These litigations have now been settled and dismissed. The settlement gives AMD worldwide rights to use the term MMX in a variety of ways in the marketing of AMD-K6 processors, and also provides analogous rights to AMD customers in marketing AMD-K6 processor-based systems. In return, AMD agreed to acknowledge MMX as an Intel trademark.

Item 5. Other Information

On March 11, 1997, the Company, AMD Saxony and bank syndicate representatives executed definitive agreements relating to the financing of the Dresden Facility. In addition to the obligations discussed above in Management's Discussion and Analysis of Results of Operations and Financial Condition, the agreements require the Company (directly or indirectly) to (1) return all federal and state government grants, allowances and interest subsidies, or replace all such subsidies that are not made available, if the Company or AMD Saxony fails to meet certain material obligations to the Federal Republic of Germany or the State of Saxony; (2) purchase the output of the Dresden Facility at transfer prices to be set pursuant to specific formulas, and which adjust downwards when the Dresden Facility is operating at less than 75% capacity because of a lack of market demand for the products being fabricated there (the Company's product purchase obligation can be terminated once the syndicated loan has been repaid or under circumstances relating to a change of control of AMD Saxony or the destruction or abandonment of the Dresden Facility); (3) cause AMD Saxony to undertake bona fide research and development activities at the design center of the Dresden Facility; and (4) grant a non-exclusive license to AMD Saxony to use, at the Dresden Facility and in products manufactured at the Dresden Facility, intellectual property developed at the Dresden design center.

Item 6.    Exhibits and Reports on Form 8-K

(a).       Exhibits  *10.48(a)  Amendment No. 1 to the C-4 Technology Transfer
                                and Licensing Agreement, dated as of February 23, 1997, between the Company and International Business Machine Corporation.

                     *10.50(a)  Syndicated Loan Agreement with Schedules 1, 2
                                and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

                     *10.50(b)  Determination Regarding the Request for a
                                Guarantee by AMD Saxony Manufacturing GmbH.

                     *10.50(c)  AMD Subsidy Agreement, among AMD Saxony
                                Manufacturing GmbH and Dresdner Bank AG.

                     *10.50(d)  Subsidy Agreement, dated February 12, 1997,
                                among Sachsische Aufbaubank and Dresdner Bank AG with Appendix 1, 2a, 2b, 3 and 4.

                      10.50(e) AMD, Inc. Guaranty, dated as of March 11, 1997, among the Company and Saxony Manufacturing GmbH and Dresdner Bank AG.

                      10.50(f) Sponsors' Support Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

                      10.50(g) Sponsors' Loan Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH.

                      10.50(h) Sponsors' Subordination Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG.

                      10.50(i) Sponsors' Guaranty, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

                     *10.50(j)  AMD Holding Wafer Purchase Agreement, dated as
                                of March 11, 1997, among the Company and AMD
                                Saxony Holding GmbH.

                     *10.50(k)  AMD Holding Research, Design and Development
                                Agreement, dated as of March 11, 1997, among AMD Saxony Holding GmbH and the Company.

                     *10.50(l)  AMD Saxonia Wafer Purchase Agreement, dated as
                                of March 11, 1997, among AMD Saxony Holding
                                GmbH and AMD Saxony Manufacturing GmbH.

                     *10.50(m)  AMD Saxonia Research, Design and Development
                                Agreement, dated as of March 11 1997, among AMD Saxony Manufacturing GmbH and AMD
                                Saxony Holding.

                      10.50(n) License Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and
                                AMD Saxony Manufacturing GmbH.

                      10.50(o) AMD, Inc. Subordination Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

                     *10.50(p)  ISDA Agreement, dated March 11, 1997, among the
                                Company and AMD Saxony Manufacturing GmbH.


                      27.1      Financial Data Schedule

* Confidential treatment has been requested as to certain portions of this Exhibit.


(b).       Reports on Form 8-K


                The following reports on Form 8-K were filed during the quarter for which this report is filed:

                1. Current Report on Form 8-K dated January 13, 1997 reporting under Item 5 - Other Events - fourth quarter earnings.


                2. Current Report on Form 8-K dated March 13, 1997 reporting under Item 5 - Other Events - announcement of the Dresden loan agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADVANCED MICRO DEVICES, INC.





Date:    May 13, 1997                    By:  /s/ Geoffrey Ribar
     -------------------------------          ------------------
                                              Geoffrey Ribar
                                              Vice President and
                                              Corporate Controller

                                              Signing on behalf of the
                                              registrant and as the principal
                                              accounting officer

                                 EXHIBIT INDEX
                                 -------------
Exhibits
--------

*10.48(a)                    Amendment No. 1 to the C-4 Technology Transfer and
                             Licensing Agreement, dated as of February 23, 1997, between the Company and International Business
                             Machine Corporation.

*10.50(a)                    Syndicated Loan Agreement with Schedules 1, 2 and
                             17, dated as of March 11, 1997, among AMD Saxony
                             Manufacturing GmbH, Dresdner Bank AG and Dresdner
                             Bank Luxemborg S.A.

*10.50(b)                    Determination Regarding the Request for a Guarantee
                             by AMD Saxony Manufacturing GmbH.

*10.50(c)                    AMD Subsidy Agreement, among AMD Saxony
                             Manufacturing GmbH and Dresdner Bank AG.

*10.50(d)                    Subsidy Agreement, dated February 12, 1997,
                             among Sachsische Aufbaubank and Dresdner Bank AG with Apendix 1, 2a, 2b, 3 and 4.

10.50(e) AMD, Inc. Guaranty, dated as of March 11, 1997, among the Company and Saxony Manufacturing GmbH and Dresdner Bank AG.

10.50(f) Sponsors' Support Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

10.50(g) Sponsors' Loan Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH.

10.50(h) Sponsors' Subordination Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG.

10.50(i) Sponsors' Guaranty, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

*10.50(j)                    AMD Holding Wafer Purchase Agreement, dated as of
                             March 11, 1997, among the Company and AMD Saxony
                             Holding GmbH.

*10.50(k)                    AMD Holding Research, Design and Development
                             Agreement, dated as of March 11, 1997, among AMD
                             Saxony Holding GmbH and the Company.

*10.50(l)                    AMD Saxonia Wafer Purchase Agreement, dated as of
                             March 11, 1997, among AMD Saxony Holding GmbH and
                             AMD Saxony Manufacturing GmbH.

*10.50(m)                    AMD Saxonia Research, Design and Development
                             Agreement, dated as of March 11, 1997, among AMD
                             Saxony Manufacturing GmbH and AMD Saxony Holding.

 10.50(n) License Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH.

 10.50(o) AMD, Inc. Subordination Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.

*10.50(p)                    ISDA Agreement, dated March 11, 1997, among the
                             Company and AMD Saxony Manufacturing GmbH.

 27.1                        Financial Data Schedule


* Confidential treatment has been requested as to certain portions of this Exhibit.