Form 10-Q
period 1997-06-29
ADVANCED MICRO DEVICES INC
filed 1997-08-13
CIK 2488

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q


         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 29, 1997
                                       ------------------

                                     OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission File Number            1-7882
                      -------------------------------------------------

                          ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  94-1692300
--------------------------------          -----------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                94088-3453
---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
                                                   ------------------

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

The number of shares of $0.01 par value common stock outstanding as of August 1, 1997: 140,925,759.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----

Part I.       Financial Information
              ---------------------
                                                                                        Page No.
                                                                                        -------
              Item 1.      Financial Statements

                           Condensed Consolidated Statements of Operations--
                               Quarters Ended June 29, 1997 and June 30, 1996,
                               and Six Months Ended June 29, 1997 and June 30,
                               1996                                                        3

                           Condensed Consolidated Balance Sheets--
                               June 29, 1997 and December 29, 1996                         4

                           Condensed Consolidated Statements of Cash Flows--
                               Six Months Ended June 29, 1997
                               and June 30, 1996                                           5

                           Notes to Condensed Consolidated Financial Statements            6

              Item 2.      Management's Discussion and Analysis of Results of
                               Operations and Financial Condition                          9

Part II.      Other Information
              -----------------

              Item 4.      Submission of Matters to a Vote of Security Holders            23

              Item 6.      Exhibits and Reports on Form 8-K                               24


              Signature                                                                   25
              ---------



I.   FINANCIAL INFORMATION

     ITEM 1.                  FINANCIAL STATEMENTS
                              --------------------
                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                      (Thousands except per share amounts)



                                                          Quarter Ended                  Six Months Ended
                                                 ----------------------------     -----------------------------

                                                   June 29,         June 30,        June 29,         June 30,
                                                    1997             1996             1997             1996
                                                 -----------      -----------      -----------      -----------
Net sales ..................................     $   594,561      $   455,077      $ 1,146,560      $   999,289

Expenses:
     Cost of sales .........................         372,266          379,779          721,342          748,514
     Research and development ..............         110,021           92,768          214,929          187,548
     Marketing, general and administrative .         102,983           83,063          197,502          186,074
                                                 -----------      -----------      -----------      -----------
                                                     585,270          555,610        1,133,773        1,122,136
                                                 -----------      -----------      -----------      -----------

Operating income (loss) ....................           9,291         (100,533)          12,787         (122,847)

Interest income and other, net .............           9,718           23,039           23,040           51,098
Interest expense ...........................          (9,958)          (1,812)         (19,368)          (3,793)
                                                 -----------      -----------      -----------      -----------

Income (loss) before income taxes
     and equity in joint venture ...........           9,051          (79,306)          16,459          (75,542)
Provision (benefit) for income taxes .......           2,630          (31,723)           4,778          (31,723)
                                                 -----------      -----------      -----------      -----------

Income (loss) before equity in joint venture           6,421          (47,583)          11,681          (43,819)
Equity in net income of joint venture ......           3,547           12,911           11,238           34,474
                                                 -----------      -----------      -----------      -----------

Net income (loss) ..........................     $     9,968      $   (34,672)     $    22,919      $    (9,345)
                                                 ===========      ===========      ===========      ===========

Net income (loss) per common share:
     Primary ...............................     $       .07      $      (.26)     $       .16      $      (.07)
                                                 ===========      ===========      ===========      ===========
     Fully diluted .........................     $       .07      $      (.26)     $       .16      $      (.07)
                                                 ===========      ===========      ===========      ===========
Shares used in per share calculation:
     Primary ...............................         147,919          135,266          147,335          134,487
                                                 ===========      ===========      ===========      ===========
     Fully diluted .........................         147,919          135,266          147,621          134,487
                                                 ===========      ===========      ===========      ===========



See accompanying notes
----------------------



                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS*
                     -------------------------------------
                                   (Thousands)


                                                                           June 29,        December 29,
                                                                             1997            1996
                                                                         ------------     -----------
Assets
-----

Current assets:
     Cash and cash equivalents .....................................     $   160,595      $   166,194
     Short-term investments ........................................         382,420          220,004
                                                                         -----------      -----------
        Total cash, cash equivalents and short-term investments ....         543,015          386,198
     Accounts receivable, net ......................................         314,101          220,028
     Inventories:
        Raw materials ..............................................          33,011           22,050
        Work-in-process ............................................         100,258           83,853
        Finished goods .............................................          29,345           48,107
                                                                         -----------      -----------
            Total inventories ......................................         162,614          154,010
     Deferred income taxes .........................................         139,014          140,850
     Prepaid expenses and other current assets .....................          50,358          127,991
                                                                         -----------      -----------
        Total current assets .......................................       1,209,102        1,029,077
Property, plant and equipment, at cost .............................       3,567,654        3,326,768
Accumulated depreciation and amortization ..........................      (1,658,978)      (1,539,366)
                                                                         -----------      -----------
        Property, plant and equipment, net .........................       1,908,676        1,787,402
Investment in joint venture ........................................         207,410          197,205
Other assets .......................................................         146,543          131,599
                                                                         -----------      -----------
                                                                         $ 3,471,731      $ 3,145,283
                                                                         ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Notes payable to banks ........................................     $    12,000      $    14,692
     Accounts payable ..............................................         239,270          224,139
     Accrued compensation and benefits .............................          76,877           66,745
     Accrued liabilities ...........................................         114,216          103,436
     Income tax payable ............................................          34,341           51,324
     Deferred income on shipments to distributors ..................          90,897           95,466
     Current portion of long-term debt and capital lease obligations          31,847           27,671
                                                                         -----------      -----------
        Total current liabilities ..................................         599,448          583,473

Deferred income taxes ..............................................         102,452           95,102
Long-term debt and capital lease obligations, less current portion .         679,284          444,830

Stockholders' equity:
     Capital stock:
        Common stock, par value ....................................           1,410            1,380
     Capital in excess of par value ................................       1,009,344          957,226
     Retained earnings .............................................       1,079,793        1,063,272
                                                                         -----------      -----------
        Total stockholders' equity .................................       2,090,547        2,021,878
                                                                         -----------      -----------
                                                                         $ 3,471,731      $ 3,145,283
                                                                         ===========      ===========

* Amounts as of June 29, 1997 are unaudited. Amounts as of December 29, 1996 were derived from the December 29, 1996 audited financial statements.

     See accompanying notes
     ----------------------



                        ADVANCED MICRO DEVICES, INC.
                        ----------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                                 (Unaudited)
                                 (Thousands)
                                                                                     Six Months Ended
                                                                                ------------------------
                                                                                 June 29,       June 30,
                                                                                  1997            1996
                                                                                ---------      ---------
Cash flows from operating activities:
     Net income (loss) ....................................................     $  22,919      $  (9,345)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization .................................       182,825        170,756
            Net loss on disposal of property, plant and equipment .........        19,548            678
            Net gain realized on sale of available-for-sale securities ....        (4,978)       (41,028)
            Compensation recognized under employee stock plans ............        12,867          1,403
            Undistributed income of joint venture .........................       (11,238)       (34,474)
            Changes in operating assets and liabilities:
                Net (increase) decrease  in receivables, inventories,
                    prepaid expenses and other assets .....................       (67,637)         2,169
                Net decrease in deferred income taxes .....................         9,186         25,600
                Decrease in income tax payable ............................       (16,983)       (58,473)
                Net increase (decrease) in payables and accrued liabilities        31,476       (107,325)
                                                                                ---------      ---------

Net cash provided by (used in) operating activities .......................       177,985        (50,039)
                                                                                ---------      ---------

Cash flows from investing activities:
     Purchase of property, plant and equipment ............................      (310,890)      (205,647)
     Proceeds from sale of property, plant and equipment ..................           567          1,248
     Purchase of  available-for-sale securities ...........................      (407,098)      (351,631)
     Proceeds from sale of available-for-sale securities ..................       258,746        574,799
     Investment in joint venture ..........................................          (128)          --
                                                                                ---------      ---------

Net cash provided by (used in) investing activities .......................      (458,803)        18,769
                                                                                ---------      ---------

Cash flows from financing activities:
     Proceeds from borrowings .............................................       271,644         26,231
     Payments on debt and capital lease obligations .......................       (35,706)       (68,411)
     Proceeds from issuance of stock ......................................        39,281         24,940
                                                                                ---------      ---------

Net cash provided by (used in) financing activities .......................       275,219        (17,240)
                                                                                ---------      ---------

Net decrease in cash and cash equivalents .................................        (5,599)       (48,510)
Cash and cash equivalents at beginning of period ..........................       166,194        126,316
                                                                                ---------      ---------

Cash and cash equivalents at end of period ................................     $ 160,595      $  77,806
                                                                                =========      =========

Supplemental disclosures of cash flow information:
     Cash (refunded) paid during the first six months for:
         Income taxes .....................................................     $(102,830)     $   2,128
                                                                                =========      =========
     Non-cash financing activities:
         Equipment capital leases .........................................     $   1,005      $     342
                                                                                =========      =========


See accompanying notes
----------------------
                                       5

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

       The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 29, 1997 and June 30, 1996 included 13 weeks. The six months ended June 29, 1997 and June 30, 1996 included 26 weeks.

       Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of June 29, 1997 (in thousands):

                Cash equivalents
                   Certificates of deposit                      $  5,001
                   Treasury notes                                  1,997
                   Federal agency notes                           37,375
                   Security repurchase agreements                 36,100
                   Commercial paper                               61,666
                   Other debt securities                             944
                                                                --------
                   Total cash equivalents                       $143,083
                                                                ========
                Short-term investments
                   Certificates of deposit                      $140,028
                   Bank/Corporate notes                           44,729
                   Treasury notes                                 95,463
                   Commercial paper                              102,200
                                                                --------
                   Total short-term investments                 $382,420
                                                                ========

       As of June 29, 1997, the Company held $6 million of available-for-sale equity securities with a fair value of $12 million which are included in other assets. The total net unrealized gain on these equity securities, net of tax, is included in retained earnings.

3. The net income per common share computations are based on the weighted-average number of common shares outstanding plus dilutive common share equivalents. The net loss per common share computations exclude common share equivalents as their effect on the net loss per share would be anti-dilutive. Shares used in the per share computations are as follows:

                                 Quarter Ended               Six Months Ended
                             ---------------------        ----------------------
                             June 29,     June 30,        June 29,      June 30,
                               1997         1996            1997          1996
                             --------     --------        --------       -------
                                  (Thousands)                  (Thousands)
Primary:
Common shares outstanding     140,255     135,027         139,435       134,259
Employee stock plans            7,602         239           7,738           228
Warrants                           62           -             162             -
                              -------     -------         -------       -------
                              147,919     135,266         147,335       134,487
                              =======     =======         =======       =======

Fully diluted:
Common shares outstanding     140,255     135,027         139,435       134,259
Employee stock plans            7,602         239           8,020           228
Warrants                           62           -             166             -
                              -------     -------         -------       -------
                              147,919     135,266         147,621       134,487
                              =======     =======         =======       =======

       In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related interpretations and is effective for the periods ending after December 15, 1997. Upon adoption of SFAS 128, all prior-period earnings per share amounts are required to be restated. The Company's pro forma basic and diluted earnings (loss) per share as if SFAS 128 were effective for the periods presented, are $0.07 and $0.07 for the quarter ended June 29, 1997, respectively, and $(0.26) and $(0.26) for the quarter ended June 30, 1996, respectively. The Company's pro forma basic and diluted earnings
       (loss) per share as if SFAS 128 were effective for the periods presented, are $0.16 and $0.16 for the six months ended June 29, 1997, respectively, and $(0.07) and $(0.07) for the six months ended June 30, 1996, respectively.

4. On July 19, 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), providing for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks). No balances were outstanding under the revolving line of credit at June 29, 1997 or December 29, 1996. The Credit Agreement contains provisions regarding limits on the Company's and its subsidiaries' ability to engage in various transactions and requires satisfaction of specified financial performance criteria. At June 29, 1997, the Company was in compliance with all restrictive covenants of the Credit Agreement and all retained earnings were restricted as to payments of cash dividends on common stock.

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. The accumulated adjustment for the six months ended June 29, 1997 related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $29 million to the investment in FASL. In the second quarter of 1997 and of 1996, the Company purchased $62 million and $65 million, respectively, of Flash memory devices from FASL. At June 29, 1997 and June 30, 1996, the Company had outstanding payables to FASL of $42 million and $39 million, respectively, for Flash memory device purchases. In the second quarter of 1997 and of 1996, the Company earned royalty income of $5 million and $9 million, respectively, as a result of FASL sales. For the six months ended June 29, 1997 and June 30, 1996, the Company earned royalty income of $9 million and $14 million, respectively, as a result of purchases from FASL.

       The following is condensed unaudited financial data of FASL:


                           Quarter Ended             Six Months Ended
                        --------------------      ----------------------
(Unaudited)             June 29,    June 30,      June 29,      June 30,
(Thousands)              1997         1996          1997          1996
                        -------     --------      --------      --------
Net sales               $92,768     $172,324      $196,479      $306,664
Gross profit             38,071      122,993        73,654       206,725
Operating income         25,646       94,558        50,851       161,188
Net income               10,612       54,772        37,926       109,229


       The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the Consolidated Statements of Operations due to adjustments resulting from the related party relationship between FASL and the Company which are reflected on the Company's Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

The statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results, cash flows, capital expenditures, adequacy of resources to fund operations and capital investments; the effect of foreign exchange contracts and interest rate swaps; and the proposed Dresden (as defined below) and FASL manufacturing facilities. See Financial Condition and Risk Factors below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause the actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the attached condensed Consolidated Financial Statements and Notes thereto, and with the Company's Consolidated Financial Statements and Notes thereto at December 29, 1996 and December 31, 1995 and for each of the three years in the period ended December 29, 1996.





AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis, NexGen, MACH, Am486, K86, AMD-K5, AMD-K6, Nx586 and Nx686, are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows 95 and Windows NT are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and MMX is a trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS
---------------------

AMD participates in the digital integrated circuit (IC) market - memory circuits, microprocessors and logic circuits - through, collectively, its Communications Group, its Memory Group, its Computation Products Group (CPG) and its Programmable Logic Division (Vantis). Communications Group products include voice and data communications products, microcontrollers, input/output (I/O) devices, network products and bipolar programmable logic devices (an older line of programmable logic devices that the Company manufactures). Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. CPG products include microprocessors and chip sets. Vantis products are high-speed CMOS programmable logic devices. During 1996 the Company's business groups were reorganized. Results for periods in 1996 have been reclassified to conform to the current presentation.

The following is a summary of the net sales of the Communications Group, Memory Group, CPG and Vantis for the periods presented below:


                             Quarter Ended             Six Months Ended
                     June 29,   March 30,   June 30,  June 29,   June 30,
(Millions)             1997       1997        1996      1997       1996
                       -----      -----      ------    ------      ----

Communications Group    $183       $171       $159     $  354      $341
Memory Group             181        184        167        365       378
CPG                      174        128         67        302       149
Vantis                    57         69         62        126       131
                        ----       ----       ----     ------      ----
Total                   $595       $552       $455     $1,147      $999
                        ====       ====       ====     ======      ====

Revenue Comparison of Quarters Ended June 29, 1997 and June 30, 1996
--------------------------------------------------------------------

Net sales increased, led by sales of AMD-K6(TM) MMX(TM) Enhanced microprocessors.

Communications Group net sales increased primarily due to increased unit shipments of the Company's telecommunication products and secondarily due to an increase in both unit shipments and the average selling price of microcontroller products. This increase was partially offset by a decline in both unit shipments and the average selling price of bipolar programmable logic products.

Memory Group net sales increased as substantial unit growth more than offset average selling price declines for Flash memory devices. This increase was partially offset by decreased sales of EPROM products, due to a decline in both the average selling price and unit shipments.

CPG net sales increased primarily due to sales of AMD-K6 microprocessors and secondarily due to sales of AMD-K5 (TM) microprocessors. In addition, the Company made initial shipments of chip sets in the second quarter of 1997. These increases were partially offset by decreased sales of Am486 microprocessors which represented most of the Company's microprocessor sales in the second quarter of 1996. The Company expects AMD-K5 microprocessor sales to substantially decrease. The Company has stopped producing the AMD-K5 microprocessor in favor of maximizing the production ramp of the AMD-K6 microprocessor.

Vantis net sales decreased primarily due to a decline in average selling prices in both MACH(R) and simple programmable logic products and secondarily due to a decrease in unit shipments of simple programmable logic products. These decreases were partially offset by unit growth in MACH products.


Revenue Comparison of Quarters Ended June 29, 1997 and March 30, 1997
---------------------------------------------------------------------

Net sales increased primarily as a result of increased sales of AMD-K6 microprocessors, which more than offset declines in AMD-K5 microprocessor sales.

Communications Group net sales increased primarily due to increased unit shipments of the Company's telecommunication products and secondarily due to an increase in both unit shipments and the average selling price of microcontroller products.

Memory Group net sales decreased slightly due to a decline in the average selling price of both EPROM and Flash memory device products.

CPG net sales increased primarily due to sales of AMD-K6 microprocessors which shipped in volume for the first time in the second quarter of 1997, and secondarily due to initial sales of chip sets. These increases more than offset decreased sales of AMD-K5 microprocessors, due to a decrease in both unit shipments and the average selling prices. The Company began shipments of its AMD-K6 microprocessor at the end of the first quarter of 1997. AMD-K6 microprocessor sales did not materially impact the first quarter results.

Vantis net sales decreased primarily due to a decline in unit shipments and secondarily due to a decline in the average selling prices in both MACH and simple programmable logic products.


Revenue Comparison of Six Months Ended June 29, 1997 and June 30, 1996
----------------------------------------------------------------------

Net sales growth was driven by increased CPG sales, with sales of AMD-K6 microprocessors and related chip sets contributing most of this increase. In addition, AMD-K5 microprocessor sales were at higher average selling prices than the Am486 microprocessor which represented most of the Company's microprocessor sales in the first half of 1996.

Communications Group net sales increased primarily due to increased unit shipments of the Company's telecommunication products and secondarily due to an increase in both unit shipments and the average selling price of microcontroller products. This increase was partially offset by a decline in the average selling price for network products and a decline in both unit shipments and the average selling price of bipolar programmable logic products.

Memory Group net sales decreased primarily due to a decline in the average selling price of Flash memory devices, and secondarily due to a decline in both unit shipments and the average selling price for EPROM products. These declines were mostly offset by substantial unit growth of Flash memory devices.

Vantis net sales decreased primarily due to a decline in average selling prices in both MACH and simple programmable logic products and secondarily due to a decline in unit shipments of simple programmable logic products. These decreases were partially offset by unit growth in MACH products.


Comparison of Expenses, Gross Margin Percentage and Interest
------------------------------------------------------------

The following is a summary of expenses, gross margin percentage and interest income for the periods presented below:

                                Quarter Ended               Six Months Ended
                        June 29,    March 30,  June 30,    June 29,  June 30,
                          1997        1997       1996        1997      1996
                        --------    ---------  --------    --------  --------
(Millions except for
gross margin percentage)

Cost of sales             $372        $349       $380        $721      $749
Gross margin percentage     37%         37%        17%         37%       25%
Research and development  $110        $105       $ 93        $215      $188
Marketing, general and
  administrative           103          95         83         198       186
Interest income and
  other, net                10          13         23          23        51
Interest expense            10           9          2          19         4

Gross margin percentage increased as compared to the second quarter of 1996 primarily due to better utilization of the Company's Fab 25 wafer production facilities for production of the higher margin AMD-K6 microprocessor, and secondarily due to the transition of a higher proportion of Submicron Development Center (SDC) activities from production to research and development. These items were partially offset by lower margins on the AMD-K5 microprocessor as average selling prices declined. Gross margin percentage remained the same as compared to the first quarter of 1997. Higher margins on the AMD-K6 microprocessor were offset by lower Memory Group product and AMD-K5 microprocessor margins as average selling prices for these products declined. The Company's gross margin in the second quarter of 1997 benefited from a $9 million gain on the sale of a building, which was included in cost of sales. Gross margin percentage in the first half of 1997 increased as compared to the first half of 1996 primarily due to better utilization of the Company's Fab 25 wafer production facilities for production of the higher margin AMD-K6 microprocessor, and secondarily due to the transition of a higher proportion of Submicron Development Center (SDC) activities from production to research and development. These items were partially offset by lower Memory Group product and AMD-K5 microprocessor margins as average selling prices for these products declined.

Research and development expenses increased as compared to the second quarter of 1996 primarily due to the transition of a higher proportion of SDC activities from production to research and development, and secondarily due to research and development costs related to the Dresden Facility (as defined below) and the AMD-K6 microprocessor. SDC activities support research and development efforts for all product lines. These increases were partially offset by the cessation of research and development spending related to the AMD-K5 microprocessor. Research and development expenses increased in the first half of 1997 as compared to the first half of 1996 primarily due to the transition of a higher proportion of SDC activities from production to research and development.

Marketing, general and administrative expenses increased in all cases primarily due to higher advertising and marketing expenses.

Interest income and other includes pre-tax gains of $5 million, $16 million and $41 million, resulting from sales of equity investments for the first quarter of 1997, the second quarter of 1996 and the six months ended June 30, 1996, respectively. Interest expense increased as compared to the second quarter of 1996 and the six months ended June 30, 1996, primarily due to interest expense incurred on the Company's $400 million Senior Secured Notes sold in August, 1996 and interest expense on its $250 million four-year secured term loan. These increases were partially offset by higher capitalized interest mainly related to the second phase of construction of Fab 25.

Income Tax
----------

The Company's effective tax rate for the second quarter and the first six months of 1997 was 29 percent primarily due to certain foreign source income being taxed at less than the U.S. statutory tax rate, and to a lesser extent, the utilization of research and development and other tax credits. The income tax benefit rate was approximately 40 percent in the second quarter and first six months of 1996.

Other Items
-----------

International sales were 54 percent of total sales in the second quarter of 1997 as compared to 53 percent for the same period in 1996, and 56 percent for the immediate prior quarter. For the six month period ended June 29, 1997, international sales increased to 55 percent of net sales from 52 percent for the comparable period in 1996. In the first six months of 1997, approximately 13 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Company's foreign net monetary asset position including the Company's liabilities for products purchased from FASL. In 1996 and 1997, these hedging transactions were denominated in lira, yen, French franc, deutsche mark (DM) and pound sterling. The maturities of these contracts are generally short-term in nature. The Company believes its foreign exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of June 29, 1997, the Company had approximately $42 million (notional amount) of foreign exchange forward contracts.

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

FINANCIAL CONDITION
-------------------

The Company's working capital balance increased to $610 million at June 29, 1997 from $446 million at December 29, 1996, primarily due to proceeds from a $250 million four-year secured long-term loan, receipt of a tax refund and cash flows from operations, offset by capital expenditures during the period. The Company's cash, cash equivalents and short-term investments balance was approximately $543 million at June 29, 1997 compared to $386 million at December 29, 1996.

The Company plans to continue to make significant capital investments through 1997, including those relating to the Dresden Facility (as defined below) and FASL. The Company's current capital plan and requirements are based on the availability of financial resources and various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision.

AMD Saxony Manufacturing GmbH (AMD Saxony), a German subsidiary wholly owned by the Company through a German holding company, is building a 900,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (the Dresden Facility) over the next five years at a presently estimated cost of approximately $1.5 billion. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of guarantees of bank debt, investment grants and subsidies, and interest subsidies. In March, 1997 AMD Saxony entered into a loan agreement with a consortium of banks led by Dresdner Bank AG under which loan facilities will be made available, and AMD Saxony plans to draw down on this loan in the near future. In connection with the financing, the Company has agreed to invest in AMD Saxony over the next three years equity and subordinated loans, and to guarantee a portion of AMD Saxony's obligations under the loan agreement until the Dresden Facility has been completed. In addition, after completion of the Dresden Facility, AMD has agreed to make funds available to AMD Saxony if the subsidiary does not meet its fixed charge coverage ratio covenant. Finally, AMD has agreed to undertake certain contingent obligations, including various obligations to fund project cost overruns. The Company commenced construction in the second quarter of 1997. The planned Dresden Facility costs are denominated in deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations. The Company plans to begin hedging future foreign exchange transaction exposure for the Dresden Facility in the third quarter of 1997.

In March of 1996, FASL began construction of a second Flash memory device wafer fabrication facility (FASL II) at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, AMD may be required to contribute cash or guarantee third-party loans in proportion to its percentage interest in FASL. At June 29, 1997, AMD had loan guarantees of $31 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

The Company has a syndicated bank loan agreement providing for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks). Additionally, as of June 29, 1997, the Company has available unsecured uncommitted bank lines of credit in the amount of $84 million, of which $16 million was utilized.

The Company believes that current cash balances, together with cash flows, will be sufficient to fund operations and capital investments currently planned through 1997 and 1998.

RISK FACTORS
------------

The Company's business, results of operations and financial condition are subject to the following risk factors:

Microprocessor Products

Intel Dominance.  Intel Corporation (Intel) has long held a dominant position in
---------------
the market for microprocessors used in personal computers (PCs). Intel Corporation's dominant market position enables it to set and control x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength enables it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Intel Corporation's financial strength also enables it to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, many other technology companies. The Company expects Intel to continue to invest heavily in research and development and new manufacturing facilities, and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also increasingly dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants may have a material adverse effect on the Company.

As Intel has expanded its dominance in designing and setting standards for PC systems, many PC manufacturers have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chip sets or in assembled motherboards. In marketing its microprocessors to these OEMs and dealers, AMD is dependent upon companies other than Intel for the design and manufacture of core-logic chip sets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only to the extent that Intel makes its related proprietary technology available. Any delay in the availability of such technologies would make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form and maintain closer relationships with third-party designers and manufacturers of core-logic chip sets, motherboards, BIOS software and other components. The Company similarly intends to expand its chip set and system design capabilities, and offer to OEMs some of the Company's processors together with chip sets and licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that, as Intel introduces future generations of microprocessors, chip sets and motherboards, the design of chip sets and higher level board products which support Intel microprocessors will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems. Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or bus interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium(R) processors. Thus, Intel will cease supporting the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 microprocessor is designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II processors, the Company intends to work with third party designers and manufacturers of motherboards, chip sets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessor, including support for enhancements and features the Company plans to add to the processor. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 micro-processor will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with Pentium II processors, because the Company's patent cross license agreement with Intel Corporation does not extend to AMD processors that are bus interface protocol compatible with Intel Corporation's Pentium Pro, Pentium II and later generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh-and future generation microprocessors will depend not only upon its success in designing and developing the microprocessors themselves, but also in ensuring either that they can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chip sets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.

Dependence on New AMD Microprocessor Products. The Company's microprocessor
----------------------------------------------
products have traditionally made significant contributions to the Company's revenues, profits and margins. The Company's ability to expand its current levels of revenues from microprocessor products and to benefit fully from the substantial financial commitments it has made related to microprocessors will depend upon the success of the AMD-K6 microprocessor and future generations of K86 microprocessors. The Company's production and sales plans for its AMD-K6 microprocessors are subject to numerous risks and uncertainties, including the pace at which the Company continues to ramp production in Fab 25, the effects of marketing and pricing strategies adopted by Intel, the development of market acceptance for the products particularly with leading PC OEMs, the possibility that products newly introduced by the Company may be found to be defective, possible adverse conditions in the personal computer market and unexpected interruptions in the Company's manufacturing operations. In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessor at least 25 percent below the price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and has impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact the Company's margins. A failure of the Company's AMD-K6 microprocessors to achieve market acceptance would have a material adverse effect on the Company. AMD is also devoting substantial resources to the development of its seventh-generation
Microsoft(R) Windows(R) compatible microprocessor.

Compatibility Certifications. AMD has obtained Windows, Windows 95(R) and
-----------------------------
Windows NT(R) certifications from Microsoft and other appropriate certifications from recognized testing organizations for its K86 microprocessors. A failure to maintain certifications from Microsoft would prevent the Company from describing and labeling its K86 microprocessors as Microsoft

Windows compatible. This could substantially impair the Company's ability to market the products and could have a material adverse effect on the Company.

Fluctuation in PC Market. Since most of the Company's microprocessor products
-------------------------
are used in personal computers and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future.

Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted
--------------------------
limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586 and Nx686(TM), to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 microprocessors are AMD products and not NexGen products. There can be no assurance that another company will not seek to establish rights with respect to the processors. If another company were deemed to have rights to produce the Company's AMD-K6 microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

Flash Memory Products

Importance of Flash Memory Device Business; Increasing Competition. The market
-------------------------------------------------------------------
for Flash memory devices continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues are derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. During 1996 and the first half of 1997, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as more competitors emerge. A decline in the Company's Flash memory device business or continued declines in the gross margin percentage in this business could have a material adverse effect on the Company.

Manufacturing

Capacity. The Company's manufacturing facilities have been underutilized from
---------
time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company plans to increase its manufacturing capacity by making significant capital investments in Fab 25 and in Fab 30 in Dresden, Germany. In addition, FASL has begun construction of a second Flash memory device manufacturing facility (FASL II). There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and have a material adverse effect on the Company.

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

Process Technology. Manufacturers of integrated circuits are constantly seeking
-------------------
to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company's microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company. For example, the Company's success in competing with Intel and producing higher performance AMD-K6 microprocessors in volumes sufficient to increase market share depends on the timely development and qualification of 0.25 micron process technology.

Manufacturing Interruptions. Any substantial interruption with respect to any of
----------------------------
the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. The Company may also be materially adversely affected by fluctuations in manufacturing yields.

Product Incompatibility. While AMD submits its products to rigorous internal and
------------------------
external testing, there can be no assurance that the Company's products will be compatible with all industry-standard software and hardware. Any inability of the Company's customers to achieve such compatibility or compatibility with other software or hardware after the Company's products are shipped in volume could have a material adverse effect on the Company. There can be no assurance that AMD will be successful in correcting any such compatibility problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the mere announcement of an incompatibility problem relating to the Company's products could have a material adverse effect on the Company.

Product Defects. One or more of the Company's products may possibly be found to
----------------
be defective after AMD has already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on the Company.

Essential Manufacturing Materials. Certain raw materials used by the Company in
----------------------------------
the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by Japanese companies.

Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

International Manufacturing.  Nearly all product assembly and final testing of
----------------------------
the Company's products are performed at the Company's manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. AMD has a 50 year land lease in Suzhou, China, to be used for the construction and operation of an additional assembly and test facility. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

Other Risk Factors

Debt Restrictions.   The Credit Agreement and the Indenture related to the
------------------
Senior Secured Notes contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on the Company. In addition, the agreements entered into by AMD Saxony in connection with the Dresden Facility loan substantially prohibit the transfer of assets from AMD Saxony to the Company, which will prevent the Company from utilizing current or future assets of AMD Saxony other than to satisfy obligations of AMD Saxony.

Dependence on Third Parties for Programmable Logic Software. Customers utilizing
------------------------------------------------------------
programmable logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program these devices. AMD provides its programmable logic device customers with software which it licenses from third parties and is dependent upon third parties for the software and continuing improvements in the quality of the software. No assurance can be made that the Company will be able to maintain its existing relationships with these third parties. An inability of AMD to continue to obtain appropriate software and improvements from third parties or to develop its own software internally could materially adversely affect the Company's Vantis business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

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

Year 2000 Compliance.  The Company is aware of the issues associated with the
--------------------
limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the millennium (year 2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is currently in the process of evaluating its information technology infrastructure for year 2000 compliance. A Company-wide taskforce has been assembled to identify, correct or reprogram, and test the systems to ensure that they do not malfunction as a result of the year 2000. Management has not yet assessed the year 2000 compliance expenses and related potential effect on the Company's earnings.

II.         Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

                The Company's annual meeting of stockholders was held on April 24, 1997. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

                Proposal No. 1 - Election of Directors. The following individuals were elected as directors:

                NAME                           FOR                      WITHHELD

                W. J. Sanders III           111,158,929                1,878,747
                Friedrich Baur              111,207,448                1,803,228
                Charles M. Blalack          111,136,860                1,900,816
                R. Gene Brown               111,224,831                1,812,845
                Richard Previte             111,227,572                1,810,104
                S. Atiq Raza                111,227,066                1,810,610
                Joe L. Roby                 110,723,550                2,314,126
                Leonard Silverman           111,295,467                1,742,209

                Proposal No. 2 - The proposal to ratify the appointment of Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved.

                For:  112,578,596   Against:  226,037         Abstain:  233,043

                Proposal No. 3 - The proposal to approve the amendment to the 1996 Stock Incentive Plan was approved.

                For:  70,710,684    Against:  41,842,428      Abstain:  484,136

                Proposal No. 4 - The proposal to approve the amendment to the 1991 Stock Purchase Plan was approved.

                For:  109,147,648   Against:  3,440,777       Abstain:  449,251

Item 6.    Exhibits and Reports on Form 8-K

(a).       Exhibits

                27   Financial Data Schedule



(b).       Reports on Form 8-K


                The following report on Form 8-K was filed during the quarter for which this report is filed:

                1. Current Report on Form 8-K dated April 7, 1997 reporting under Item 5 - Other Events - first quarter earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ADVANCED MICRO DEVICES, INC.





Date:    August 13, 1997                    By:  /s/ Geoff Ribar
         ---------------                        -------------------

                                                Geoff Ribar
                                                Vice President and
                                                Corporate Controller

                                                Signing on behalf of the
                                                registrant and as the principal
                                                accounting officer

                                  EXHIBIT INDEX
                                  -------------

Exhibits
--------


 27          Financial Data Schedule