Form 10-K/A
period 1996-12-29
ADVANCED MICRO DEVICES INC
filed 1997-09-30
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K/A (No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended December 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                       ----------------   -----------------

                         Commission File Number 1-7882


                         ADVANCED MICRO DEVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     94-1692300
      (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)
              ONE AMD PLACE                                   94086
          SUNNYVALE, CALIFORNIA                             (ZIP CODE)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (408) 732-2400

         Securities registered pursuant to Section 12(b) of the Act:

                                                    (Name of each exchange
        (Title of each class)                         on which registered)
        ---------------------                         --------------------
     $.01 Par Value Common Stock                    New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                             -------      ------
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. FINANCIAL STATEMENTS

        The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                                                            Page References
                                                                                          --------------------
                                                                                                  1996 Annual
                                                                                           FORM    REPORT TO
                                                                                           10-K   STOCKHOLDERS
                                                                                          ------  ------------
          Report of Ernst & Young LLP, Independent Auditors.............................     --        37
          Consolidated Statements of Operations for the three years in
             the period ended December 29, 1996.........................................     --        18
          Consolidated Balance Sheets at December 29, 1996 and December 31, 1995             --        19
          Consolidated Statements of Stockholders' Equity for the three
                   years in the period ended December 29, 1996..........................     --        20
          Consolidated Statements of Cash Flows for the three years
             in the period ended December 29, 1996......................................     --        21
          Notes to Consolidated Financial Statements....................................     --        22-36


2. FINANCIAL STATEMENT SCHEDULE

        The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors is filed as part of this Annual Report on Form 10-K as follows:

                                                                Page References
                                                             ----------------------
                                                                       1996 Annual
                                                               FORM     REPORT TO
                                                               10-K    STOCKHOLDERS
                                                             --------  ------------
Schedule II Valuation and Qualifying Accounts................  F-3          --

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

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------

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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
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

     10.11       Advanced Micro Devices, Inc. 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.11 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

     *10.12      Employment Agreement dated September 29, 1996, between the Company and W. J. Sanders III, filed as Exhibit 10.11(a) to the Company's Quarterly Report on Form 10-Q for the period ended September
                 29, 1996, is hereby incorporated by reference.

     *10.13      Management Continuity Agreement between the Company and W. J. Sanders III, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

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

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
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

 ***10.23(e)     First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as Exhibit 10.23(e)
                 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

    10.23(f)     Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23(f)
                 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
    *10.35       Agreement to Preserve Goodwill dated January 15, 1996, between the Company and S. Atiq Raza, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1995, is hereby incorporated by reference.

    *10.36       1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 99.1 to the Company's
                 Registration Statement on Form S-8 (No. 333-00969), is incorporated herein by reference.

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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
------                          -----------------------
  ***10.48       C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between the Company and IBM
                 Corporation, filed as Exhibit 10.48 to the Company's Amendment No. 1 to its Quarterly Report on
                 Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

     10.49(a)    Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst
                 GmbH, filed as Exhibit 10.49(a) to the Company's Annual Report on Form 10-K for the fiscal year ended on December
                 29, 1996, is hereby incorporated by reference.

     10.49(b)    Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(b) to the Company's Annual Report on Form 10-K for the fiscal year ended on
                 December 29, 1996, is hereby incorporated by reference.

     11          Statement regarding computation of per share earnings, filed as Exhibit 11 to the Company's Annual Report on Form
                 10-K for the fiscal year ended on December 29, 1996, is hereby incorporated by reference.

     13          1996 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts II and IV of this annual report, filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended on
                 December 29, 1996, is hereby incorporated by reference.

     21          List of AMD subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended on December 29, 1996, is hereby incorporated by reference.

     23          Consent of Ernst & Young LLP, Independent Auditors, refer to page F-2 herein, filed as Exhibit 23 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended on December 29, 1996, is hereby incorporated by reference.

     24          Power of Attorney, filed as Exhibit 24 to the Company's Annual Report on Form 10-K for the fiscal year ended on
                 December 29, 1996, is hereby incorporated by reference.

     27          Financial Data Schedule, filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended on December 29, 1996, is hereby incorporated by reference.



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



(b)  REPORTS ON FORM 8-K.

  The following report on Form 8-K was filed during the fourth quarter of the Company's fiscal year ended December 29, 1996:

   1. A Current Report on Form 8-K dated October 7, 1996, was filed announcing the Company's third quarter revenues.



(d)  FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors.................   21

     Statement of Operations for the three years in
      the period ended March 31, 1997..................................   12

     Balance Sheets at March 31, 1997 and March 31, 1996...............   13

     Statements of Stockholders' Equity for the three years
      in the period ended March 31, 1997...............................   14

     Statements of Cash flows for the three years
      in the period ended March 31, 1997...............................   15

     Notes to Financial Statements.....................................   16

FUJITSU AMD SEMICONDUCTOR LIMITED
STATEMENTS OF OPERATIONS

Three Years Ended March 31, 1997                                           (Unaudited)
(Thousands except share and per share amounts)            1997          1996           1995
                                                        --------      --------       --------
Net sales                                               $367,103      $379,749        $13,092
Expenses:
  Cost of sales                                          219,079       149,916         42,325
  Selling, general and administrative                     42,153        35,844          2,673
                                                        --------      --------       --------
                                                         261,232       185,760         44,998
                                                        --------      --------       --------
Operating income (loss)                                  105,871       193,989        (31,906)

Interest income                                              161           198             90
Interest expense                                            (322)             -            -
Other income (expense), net                                  412          (950)        (1,992)
                                                        --------      --------       --------
Income (loss) before income taxes                        106,122       193,237        (33,808)
Provision (benefit) for income taxes                      53,850        98,661        (16,941)
                                                        --------      --------       --------
Net income (loss)                                       $ 52,272      $ 94,576       $(16,867)
                                                        ========      ========       ========
Net income (loss) per common share                      $  82.19      $ 148.70       $ (26.52)
Shares used in per share calculation                     636,000       636,000        636,000

See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED
BALANCE SHEETS

March 31, 1997, and March 31, 1996                                          (Unaudited)
(Thousands except share and per share amounts)          1997                   1996
                                                      ---------             ----------
Assets
Current assets:
 Cash                                                 $   4,067             $  119,521
 Accounts receivable from affiliates                     47,115                103,624
 Inventories:
  Raw materials and supplies                              4,123                  6,112
  Work-in-process                                        23,573                 15,230
  Finished goods                                          2,009                    780
                                                      ---------             ----------
    Total inventories                                    29,705                 22,122
 Prepaid expenses and other current assets                  314                  4,165
                                                      ---------             ----------
  Total current assets                                   81,201                249,432
Property, plant and equipment:
 Buildings                                               72,506                 68,491
 Equipment                                              543,261                392,036
 Construction in progress                                33,388                 50,362
                                                      ---------             ----------
  Total property, plant and equipment                   649,155                510,889
 Accumulated depreciation                              (164,122)               (68,061)
                                                      ---------             ----------
  Property, plant and equipment, net                    485,033                442,828
Other assets                                              2,445                  2,050
                                                      ---------             ----------
                                                      $ 568,679             $  694,310
                                                      =========             ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Loan payable to related affiliate                    $  52,447             $        -
 Accounts payable                                        40,118                174,818
 Payables to affiliates                                  20,124                 72,034
 Accrued liabilities                                      4,112                  5,766
 Income taxes payable                                    30,161                 20,216
                                                      ---------             ----------
  Total current liabilities                             146,962                272,834
Deferred income taxes                                    57,344                 52,792
Other accrued liabilities                                   468                    282
Commitments                                                   -                      -
Stockholders' equity:
 Common stock, par value $500; 636,000 shares
  issued and outstanding in 1997 and 1996               318,790                318,790
 Retained earnings                                      128,545                 76,273
 Cumulative translation adjustment                      (83,430)               (26,661)
                                                      ---------             ----------
  Total stockholders' equity                            363,905                368,402
                                                      ---------             ----------
                                                      $ 568,679             $  694,310
                                                      =========             ==========

See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED
STATEMENTS OF CASH FLOWS

Three Years Ended March 31, 1997                                                           (Unaudited)
(Thousands)                                                          1997               1996         1995
                                                                  ----------         ---------     ---------
Cash flows from operating activities:
 Net income (loss)                                                  $ 52,272         $  94,576     $ (16,867)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                       117,287            63,604        11,477
  Changes in operating assets and liabilities:
     Net (increase) decrease in receivables, inventories,
         prepaid expenses and other assets                            32,268          (106,720)      (28,445)
     Net (increase) decrease in deferred income taxes                 12,668            69,674       (19,055)
     Increase in income taxes payable                                 12,813            20,188            34
     Net increase (decrease) in payables and accrued liabilities    (152,059)          234,715       (39,402)
                                                                    --------          --------      --------
Net cash provided by (used in) operating activities                   75,249           376,037       (92,258)
                                                                    --------          --------      --------
Cash flows from investing activities:
 Purchase of property, plant, and equipment                         (233,817)         (283,914)     (203,623)
                                                                    --------          --------      --------
Net cash used in investing activities                               (233,817)         (283,914)     (203,623)
                                                                    --------          --------      --------
Cash flows from financing activities:
 Proceeds from borrowings                                             92,791                 -             -
 Payments on debt                                                    (44,758)                -             -
 Proceeds from issuance of stock                                           -                 -       301,813
                                                                    --------          --------      --------
Net cash provided by financing activities                             48,033                 -       301,813
                                                                    --------          --------      --------
Net increase (decrease) in cash                                     (110,535)           92,123         5,932
Net effect of exchange rate changes on cash                           (4,919)           10,844         9,802
Cash at beginning of year                                            119,521            16,554           820
                                                                    --------          --------      --------
Cash at end of year                                                 $  4,067          $119,521      $ 16,554
                                                                    ========          ========      ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                                          $    322          $      -      $      -
                                                                    ========          ========      ========
  Income taxes                                                      $ 27,034          $      -      $      -
                                                                    ========          ========      ========

 See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED
STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years Ended March 31, 1997
(Thousands except share amounts)

                                           Common Stock
                                     ------------------------
                                       Number                                   Cumulative       Total
                                         of                       Retained      Translation   Stockholders'
                                       Shares        Amount       Earnings      Adjustment       Equity
                                     ----------     ---------     ---------     -----------   -------------

March 31, 1994 (Unaudited)               36,000      $ 16,977      $ (1,436)     $    (40)       $ 15,501

Issuance of common stock                600,000       301,813             -             -         301,813
Net loss                                      -             -       (16,867)            -         (16,867)
Net change in cumulative
 translation adjustment                       -             -             -        36,221          36,221
                                        -------      --------      --------      --------        --------
March 31, 1995 (Unaudited)              636,000       318,790       (18,303)       36,181         336,668

Net income                                    -             -        94,576             -          94,576
Net change in cumulative
 translation adjustment                       -             -             -       (62,842)        (62,842)
                                        -------      --------      --------      --------        --------
March 31, 1996 (Unaudited)              636,000       318,790        76,273       (26,661)        368,402

Net income                                    -             -        52,272             -          52,272
Net change in cumulative
 translation adjustment                       -             -             -       (56,769)        (56,769)
                                        -------      --------      --------      --------        --------
March 31, 1997                          636,000      $318,790      $128,545      $(83,430)       $363,905
                                        =======      ========      ========      ========        ========

See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
(Information as of and for the years ended March 31, 1996 and 1995 is unaudited)

1. NATURE OF OPERATIONS

In 1993, Advanced Micro Devices (AMD) and Fujitsu Limited (Fujitsu) formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL or the Company), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. AMD has a 49.992% interest in FASL, and Fujitsu has the remaining interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES. The accounting records of the Company are maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments which have not been recorded in the legal books of account of the Company but are necessary to conform with generally accepted accounting principles in the United States of America (U.S.
GAAP). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision of deferred income taxes, and adjustments stemming from the translation of the Company's financial statements into the U.S. dollar for reporting purposes.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company is the Japanese yen. Financial statements are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for income statement items. Translation adjustments are recorded as a separate component of stockholders' equity in the U.S. dollar financial statements.

INVENTORIES. Inventories are stated principally at standard cost adjusted to approximate the lower of cost (average method) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment 3 to 5 years; buildings up to 26 years.

Effective April 1, 1996 the Company adopted, for U.S. GAAP reporting purposes only, Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Adoption of SFAS 121 has not had a material impact on the Company's financial position or results of operations.

NET INCOME (LOSS) PER COMMON SHARE. Per share amounts have been computed based on the average number of common shares outstanding. The Company has no common stock equivalents.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
(Information as of and for the years ended March 31, 1996 and 1995 is unaudited)

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

3. RELATED PARTY TRANSACTIONS

The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest, and Fujitsu having the remaining interest. Prior to January, 1997, AMD had a 49.95% interest in FASL. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company's sales and accounts receivable for the years 1997, 1996 and 1995 were with these related parties. In 1997, 1996 and 1995, FASL made purchases from AMD and Fujitsu totaling $14 million, $14 million and $3 million, respectively. At March 31, 1997, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries $73 million which consisted of loan, trade and royalty payables. At March 31, 1996, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries $72 million which consisted of trade and royalty payables.

The Company has an agreement with Fujitsu Capital Limited (FCAP), a wholly-owned subsidiary of Fujitsu, to provide financing to FASL at lower interest rates than banks. Had the Company obtained financing from a lender other than FCAP, the additional interest expense would have been immaterial. In March of 1996, FASL began construction of a second Flash memory device wafer fabrication facility (FASL II) at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. The facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by cash generated from FASL operations and, if necessary, borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, AMD and Fujitsu may be required to contribute cash or guarantee third-party loans in proportion to their percentage interest in FASL. At March 31, 1997, AMD and Fujitsu had loan guarantees outstanding totaling $52 million with respect to such loans.

The Company has a severance benefit package for employees formerly employed by Fujitsu. FASL accrues the Company's share of severance benefits at year-end in an amount to be settled with Fujitsu if the eligible employee terminates their service with FASL and returns to Fujitsu or another Fujitsu group company.

4. OTHER RISKS

PRODUCTS. At present the only type of products produced by the Company are Flash memory devices. The Company expects that its ability to maintain or expand its current levels of revenues in the future will depend upon, among other things, its dependence on AMD and Fujitsu in developing and marketing in a timely manner its future generations of Flash memory devices.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
(Information as of and for the years ended March 31, 1996 and 1995 is unaudited)

MARKETS. The markets for the Company's products are characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements and short product life cycles. The market for Flash memory devices is primarily dependent upon the market for communications devices, such as cellular phones and routers (devices used to transfer data between local area networks).

CUSTOMERS. The Company derives all of its revenues from sales to AMD and Fujitsu. Under the terms of the joint venture, the production is allocated nearly equally to AMD and Fujitsu. The Company is dependent on the demand of Flash memory devices from AMD and Fujitsu.

MATERIALS. Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If FASL were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect on the Company. To date, FASL has not experienced significant difficulty in obtaining the necessary raw materials.


5. INCOME TAXES

Provision (benefit) for income taxes consists of:

(Thousands)                          1997            1996            1995
                                   -------         -------         --------
Current:
   Foreign National                $27,415         $14,868         $     40
   Foreign Local                    13,841           7,632                -
Deferred:
   Foreign National and Local       12,594          76,161          (16,981)
                                   -------         -------         --------
Provision (benefit) for income
 taxes                             $53,850         $98,661         $(16,941)
                                   =======         =======         ========

Under SFAS No. 109, deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
(Information as of and for the years ended March 31, 1996 and 1995 is unaudited)

(Thousands)                              1997            1996
                                       --------        --------

Deferred tax assets:
  Inventory reserves                   $  2,606        $  2,464
  Sales reserves                             84               -
  Accrued expenses not currently
   deductible                             3,365           2,219
                                       --------        --------
    Total deferred tax assets             6,055           4,683

Deferred tax liabilities:
  Depreciation                          (62,985)        (40,865)
  Sales reserves                                        (16,030)
  Other                                    (414)           (580)
                                       --------        --------
    Total deferred tax liabilities      (63,399)        (57,475)
                                       --------        --------
Net deferred tax liabilities           $ 57,344        $ 52,792
                                       ========        ========

The following is a reconciliation between statutory Japanese income taxes and the total provision (benefit) for income taxes:

                                  1997                    1996                   1995
(Thousands except percent)    Tax      Rate           Tax      Rate         Tax        Rate
                            -------    ----         -------    ----       --------     ----
Statutory income tax
 provision                  $53,492    50.4 %       $97,387    50.4 %     $(17,121)    50.6 %
Permanent book/tax
 differences                    (36)   (0.0)             84     0.1             70     (0.2)
Inhabitant tax per
 capital                         36     0.0              42     0.0             40     (0.1)
Other                           358     0.3           1,148     0.6             70     (0.2)
                            -------    ----         -------    ----       --------     ----
                            $53,850    50.7 %       $98,661    51.1 %     $(16,941)    50.1 %
                            =======    ====         =======    ====       ========     ====

6. COMMITMENTS

At March 31, 1997, the Company had commitments of approximately $81 million for the construction of FASL II.

The Company leases the land from Fujitsu under an agreement which expires May 31, 2023. Beginning in 1994, the lease fee is revised every three years based on the fair market value of the land. For each of the next five years and beyond, lease obligations are:

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
(Information as of and for the years ended March 31, 1996 and 1995 is unaudited)

(Thousands)                     Leases
                                ------
1998                            $  357
1999                               357
2000                               357
2001                               357
2002                               357
Beyond 2002                        357
                                ------
Total                           $2,142
                                ======


7. RETAINED EARNINGS

The amount of retained earnings available for dividends under the Commercial Code in Japan is based on the amount recorded in the Company's books maintained in accordance with Japanese accounting practices. The adjustments included in the accompanying financial statements but not recorded in the books as explained in Note 2 have no effect on the determination of retained earnings available for dividends under the Commercial Code in Japan.

                            [LOGO OF ERNST & YOUNG]

                        Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheet of Fujitsu AMD Semiconductor Limited as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We have also reported separately on the financial statements of Fujitsu AMD Semiconductor Limited for the same year prepared in accordance with accounting principles generally accepted in Japan.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 1997, and the results of its operations and the cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Ernst & Young

Tokyo, Japan
September 19, 1997

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED MICRO DEVICES, INC.
                                  Registrant
September 30, 1997

                                  By:/s/ Marvin D. Burkett
                                     --------------------------------------
                                               Marvin D. Burkett
                                          Senior Vice President, Chief
                                      Financial and Administrative Officer
                                                 and Treasurer