Form 10-Q
period 1997-09-28
ADVANCED MICRO DEVICES INC
filed 1997-11-12
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 28, 1997
                                    --------------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number   1-7882
                       ----------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       94-1692300
--------------------------------            ------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                   94088-3453
------------------------                              ---------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                              Yes [X]     No [_]

The number of shares of $0.01 par value common stock outstanding as of October 31, 1997: 141,771,297.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.
Financial Information
---------------------

                                                                               Page No.
                                                                               --------

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Operations--
                    Quarters Ended September 28, 1997 and September 29, 1996,
                    and Nine Months Ended September 28, 1997 and September 29,
                    1996                                                            3

                   Condensed Consolidated Balance Sheets--
                    September 28, 1997 and December 29, 1996                        4

                   Condensed Consolidated Statements of Cash Flows--
                    Nine Months Ended September 28, 1997
                    and September 29, 1996                                          5

                   Notes to Condensed Consolidated Financial Statements             6

          Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                              9

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                               24
          Item 6.  Exhibits and Reports on Form 8-K                                24

          Signature                                                                25
          ----------

1.  FINANCIAL INFORMATION
    ---------------------

    ITEM 1.                                           FINANCIAL STATEMENTS
    ------                                            --------------------

                                                   ADVANCED MICRO DEVICES, INC.
                                                   ----------------------------

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -----------------------------------------------
                                                            (Unaudited)
                                               (Thousands except per share amounts)


                                                            Quarter Ended                                Nine Months Ended
                                             ____________________________________________     ______________________________________


                                                September 28,            September 29,             September 28,       September 29,
                                                    1997                    1996                     1997                  1996
                                             -------------------     --------------------      -------------------   --------------
Net sales                                               $596,644                 $456,862                $1,743,204     $1,456,151

Expenses:
    Cost of sales                                        428,240                  337,692                 1,149,582      1,086,206
    Research and development                             125,917                  105,656                   340,846        293,204
    Marketing, general and administrative                100,915                   90,432                   298,417        276,506
                                               -----------------        -----------------         -----------------    -----------
                                                         655,072                  533,780                 1,788,845      1,655,916
                                               -----------------        -----------------         -----------------    -----------

Operating loss                                           (58,428)                 (76,918)                  (45,641)      (199,765)

Interest income and other expense, net                     5,532                    4,214                    28,572         55,312
Interest expense                                         (14,151)                  (3,443)                  (33,519)        (7,236)
                                               -----------------        -----------------         -----------------    -----------
Loss before income taxes
    and equity in joint venture                          (67,047)                 (76,147)                  (50,588)      (151,689)
Benefit for income tax                                   (30,072)                 (30,459)                  (25,294)       (62,182)
                                               -----------------        -----------------         -----------------    -----------
Loss before equity in joint venture                      (36,975)                 (45,688)                  (25,294)       (89,507)
Equity in net income of joint venture                      5,300                    7,326                    16,538         41,800
                                               -----------------        -----------------         -----------------    -----------

Net loss                                                $(31,675)                $(38,362)               $   (8,756)    $  (47,707)
                                               =================        =================         =================   ============

Net loss per common share:
    Primary                                                $(.22)                   $(.28)                    $(.06)         $(.35)
                                               =================        =================         =================   ============
    Fully diluted                                          $(.22)                   $(.28)                    $(.06)         $(.35)
                                               =================        =================         =================   ============
Shares used in per share calculation:
    Primary                                              141,730                  136,082                   140,619        135,019
                                               =================        =================         =================   ============
    Fully diluted                                        141,730                  136,082                   140,619        135,019
                                               =================        =================         =================   ============

See accompanying notes
----------------------

                                                   ADVANCED MICRO DEVICES, INC.
                                                   ---------------------------

                                              CONDENSED CONSOLIDATED BALANCE SHEETS*
                                              -------------------------------------
                                                            (Thousands)


                                                                                     September 28,               December 29,
                                                                                         1997                         1996
                                                                                  ------------------           ------------------
Assets
------

Current assets:
    Cash and cash equivalents                                                            $   162,781                  $   166,194
    Short-term investments                                                                   278,229                      220,004
                                                                                  ------------------           ------------------
        Total cash, cash equivalents and short-term investments                              441,010                      386,198
    Accounts receivable, net                                                                 309,153                      220,028
    Inventories:
        Raw materials                                                                         38,273                       22,050
        Work-in-process                                                                       94,112                       83,853
        Finished goods                                                                        31,046                       48,107
                                                                                  ------------------           ------------------
        Total inventories                                                                    163,431                      154,010
    Deferred income taxes                                                                    163,905                      140,850
    Prepaid expenses and other current assets                                                 56,215                      127,991
                                                                                  ------------------           ------------------
        Total current assets                                                               1,133,714                    1,029,077
Property, plant and equipment, at cost                                                     3,679,836                    3,326,768
Accumulated depreciation and amortization                                                 (1,734,435)                  (1,539,366)
                                                                                  ------------------           ------------------
        Property, plant and equipment, net                                                 1,945,401                    1,787,402
Investment in joint venture                                                                  199,998                      197,205
Other assets                                                                                 146,833                      131,599
                                                                                  ------------------           ------------------
                                                                                         $ 3,425,946                  $ 3,145,283
                                                                                  ==================           ==================
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Notes payable to banks                                                               $     9,864                  $    14,692
    Accounts payable                                                                         249,439                      224,139
    Accrued compensation and benefits                                                         70,480                       66,745
    Accrued liabilities                                                                      112,900                      103,436
    Income tax payable                                                                        59,193                       51,324
    Deferred income on shipments to distributors                                              85,036                       95,466
    Current portion of long-term debt and capital lease obligations                           35,141                       27,671
                                                                                  ------------------           ------------------
        Total current liabilities                                                            622,053                      583,473

Deferred income taxes                                                                         82,857                       95,102
Long-term debt and capital lease obligations, less current portion                           677,419                      444,830

Stockholders' equity:
    Capital stock:
      Common stock, par value                                                                  1,425                        1,380
    Capital in excess of par value                                                         1,010,901                      957,226
    Retained earnings                                                                      1,031,291                    1,063,272
                                                                                  ------------------           ------------------
        Total stockholders' equity                                                         2,043,617                    2,021,878
                                                                                  ------------------           ------------------
                                                                                         $ 3,425,946                  $ 3,145,283
                                                                                  ==================           ==================

* Amounts as of September 28, 1997 are unaudited. Amounts as of December 29, 1996 were derived from the December 29, 1996 audited financial statements.

See accompanying notes
----------------------


                                                    ADVANCED MICRO DEVICES, INC.
                                                    ---------------------------

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                            (Unaudited)
                                                            (Thousands)

                                                                                               Nine Months Ended
                                                                              ------------------------------------------------
                                                                                September 28,                  September 29,
                                                                                    1997                           1996
                                                                              -----------------             ------------------
Cash flows from operating activities:
    Net loss                                                                          $  (8,756)                     $ (47,707)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
        Depreciation and amortization                                                   286,790                        262,591
        Net loss on disposal of property, plant and equipment                            21,381                          6,252
        Net gain realized on sale of available-for-sales securities                      (4,978)                       (41,028)
        Compensation recognized under employee stock plans                               16,955                          2,478
        Undistributed income of joint venture                                           (16,538)                       (41,800)
        Changes in operating assets and liabilities:
              Net increase in receivables, inventories,
               prepaid expenses and other assets                                        (80,937)                       (69,486)
              Net (increase) decrease in deferred income taxes                          (35,300)                        11,000
              Decrease in income tax payable                                             (5,142)                       (59,471)
              Net increase (decrease) in payables and
               accrued liabilities                                                       28,071                        (98,972)
                                                                              -----------------              ------------------

Net cash provided by (used in) operating activities                                     201,546                        (76,143)
                                                                              -----------------              ------------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                          (468,375)                      (349,132)
    Proceeds from sale of property, plant and
     equipment                                                                           22,698                          2,278
    Purchase of available-for-sale securities                                          (442,416)                      (518,317)
    Proceeds from sale of available-for-sale
     securities                                                                         398,255                        692,741
    Investment in joint venture                                                            (128)                             -
                                                                              -----------------             ------------------

Net cash used in investing activities                                                  (489,966)                      (172,430)
                                                                              -----------------             ------------------

Cash flows from financing activities:
    Proceeds from borrowings                                                            287,930                        432,760
    Payments on debt and capital lease obligations                                      (52,699)                      (230,377)
    Proceeds from issuance of stock                                                      49,776                         28,622
                                                                              -----------------             ------------------

Net cash provided by financing activities                                               285,007                        231,005
                                                                              -----------------             ------------------

Net decrease in cash and cash equivalents                                                (3,413)                       (17,568)
Cash and cash equivalents at beginning of period                                        166,194                        126,316
                                                                              -----------------             ------------------

Cash and cash equivalents at end of period                                            $ 162,781                      $ 108,748
                                                                              =================             ==================

Supplemental disclosures of cash flow information:
    Cash (refunded) paid during the first nine months for:
        Income taxes                                                                  $(101,047)                     $   4,441
                                                                              =================             ==================
    Non-cash financing activities:
        Equipment capital leases                                                      $  16,768                      $   3,366
                                                                              =================             ==================

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

   The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 28, 1997 and September 29, 1996 included 13 weeks. The nine months ended September 28, 1997 and September 29, 1996 included 39 weeks.

   Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2. The following is a summary of available-for-sale securities included in cash and cash equivalents and short-term investments as of September 28, 1997 (in thousands):

   Cash equivalents
        Treasury notes                   $ 1,997
        Federal agency notes              36,333
        Commercial paper                  32,500
        Other debt securities              1,135
                                         -------
        Total cash equivalents           $71,965
                                         =======
   Short-term investments
        Certificates of deposit         $ 80,021
        Bank/Corporate notes              45,724
        Treasury notes                    79,448
        Commercial paper                  73,036
                                        --------
        Total short-term investments    $278,229
                                        ========

   As of September 28, 1997, the Company held $8 million of available-for-sale equity securities with a fair value of $12 million which are included in other assets. The total net unrealized gain on these equity securities, net of tax, is included in retained earnings.

3. The net income per common share computations are based on the weighted-average number of common shares outstanding plus dilutive common share equivalents. The net loss per common share computations exclude common share equivalents as their effect on the net loss per share would be anti-dilutive. Shares used in the per share computations are as follows:

                                      Quarter Ended                 Nine Months Ended
                                ------------------------        ------------------------
                                Sept. 28        Sept. 29        Sept. 28        Sept. 29
                                  1997            1996            1997            1996
                                --------        --------        --------        --------
                                       (Thousands)                     (Thousands)
   Primary:
   Common shares outstanding    141,491         135,827         140,376         134,782
   Employee stock plans             239             255             243             237
                                -------         -------         -------         -------
                                141,730         136,082         140,619         135,019
                                =======         =======         =======         =======
   Fully diluted:
   Common shares outstanding    141,491         135,827         140,376         134,782
   Employee stock plans             239             255             243             237
                                -------         -------         -------         -------
                                141,730         136,082         140,619         135,019
                                =======         =======         =======         =======

   In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related interpretations and is effective for the periods ending after December 15, 1997. Upon adoption of SFAS 128, all prior-period earnings per share amounts are required to be restated. Pro forma basic and diluted net loss per share in accordance with SFAS 128 would be unchanged from historical reported net loss per share for all periods presented.

4. On July 19, 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provides for a new $400 million term loan and revolving credit facility. The Credit Agreement provided for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250 million four-year secured term loan, the latter of which the Company used fully in January 1997. No balances were outstanding under the revolving line of credit at September 28, 1997 or December 29, 1996. The Credit Agreement contains provisions regarding limits on the Company's and its subsidiaries' ability to engage in various transactions and requires satisfaction of specified financial performance criteria. At September 28, 1997, the Company was in compliance with all restrictive covenants of the Credit Agreement and all retained earnings were restricted as to payments of cash dividends on common stock.

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. The accumulated adjustment at September 28, 1997 related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $42 million to the investment in FASL. In the third quarter of 1997 and of 1996, the Company purchased $61 million and $41 million, respectively, of Flash memory devices from FASL. At September 28, 1997 and September 29, 1996, the Company had outstanding payables to FASL of $39 million and $35 million, respectively, for Flash memory device purchases. In the third quarter of 1997 and of 1996, the Company earned royalty income of $6 million and $3 million, respectively, as a result of FASL sales. For the nine months ended September 28, 1997 and September 29, 1996, these royalties were $15 million and $17 million, respectively.

   The following is condensed unaudited financial data of FASL:

                                      Quarter Ended                 Nine Months Ended
                                ------------------------        ------------------------
(Unaudited)                     Sept. 28        Sept. 29        Sept. 28        Sept. 29
(Thousands)                       1997            1996            1997            1996
                                --------        --------        --------        --------
                                       (Thousands)                     (Thousands)
Net sales                       $116,249        $63,228         $298,980        $369,891
Gross profit                      39,151          3,172           81,594         179,292
Operating income                  38,417          2,715           79,808         177,856
Net income                        12,511         13,301           38,822         122,530

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

The statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; the Company's ability to access external sources of capital; the effect of foreign exchange contracts and interest rate swaps; and the Fab 30 and FASL manufacturing facilities. See Financial Condition and Risk Factors below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause the actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the included condensed Consolidated Financial Statements and Notes thereto, and with the Company's Consolidated Financial Statements and Notes thereto at December 29, 1996 and December 31, 1995 and for each of the three years in the period ended December 29, 1996.



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

RESULTS OF OPERATIONS
---------------------

AMD participates in the digital integrated circuit (IC) market - memory circuits, microprocessors and logic circuits - through, collectively, its Communications Group, its Memory Group, its Computation Products Group (CPG) and its Programmable Logic Division, now a wholly-owned subsidiary, Vantis Corporation (Vantis). Communications Group products include voice and data communications products, microcontrollers, input/output (I/O) devices, network products and bipolar programmable logic devices. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. CPG products include Microsoft compatible microprocessors and chip sets. Vantis products include MACH(R) products as well as other high speed
CMOS programmable logic devices. During 1996, the Company's business groups were reorganized. Results for periods in 1996 have been reclassified to conform to the current presentation.

The following is a summary of the net sales of the Communications Group, Memory Group, CPG and Vantis for the periods presented below:

                                              Quarter Ended                         Nine Months Ended
                                ----------------------------------------        ------------------------
                                Sept. 28        June 29,        Sept. 29,        Sept. 28       Sept. 29,
(Millions)                        1997            1997            1996            1997            1996
                                --------        --------        --------        --------        --------
Communications Group             $179            $183            $158            $  533          $  499
Memory Group                      178             181             159               543             537
CPG                               178             174              82               479             231
Vantis                             62              57              58               188             189
                                 ----            ----            ----            ------          ------
Total                            $597            $595            $457            $1,743          $1,456
                                 ====            ====            ====            ======          ======

Revenue Comparison of Quarters Ended September 28, 1997 and September 29, 1996
------------------------------------------------------------------------------

Communications Group net sales increased primarily due to increased unit shipments of the Company's telecommunication products. This increase was partially offset by a decline in both unit shipments and the average selling price of network and logic products.

Memory Group net sales increased as substantial Flash memory device unit growth more than offset average selling price declines. EPROM product sales decreased, due to a decline in both the average selling price and unit shipments.

CPG net sales increased significantly due to sales of AMD-K6(TM) MMX(TM) Enhanced microprocessors, which became available at the end of the first quarter of 1997. These increases were partially offset by decreased sales of AMD-K5(TM) microprocessors and Am486 microprocessors which represented most of the Company's microprocessor sales in the third quarter of 1996. The Company expects AMD-K5 microprocessor sales to be negligible in the future.

Vantis net sales increased due to unit growth in MACH products and other CMOS products.

Revenue Comparison of Quarters Ended September 28, 1997 and June 29, 1997
-------------------------------------------------------------------------

Communications Group net sales decreased slightly primarily due to decreased unit shipments of network products, partially offset by increases in unit shipments and average selling price of microcontroller products, and increased unit shipments of telecommunications products.

Memory Group net sales decreased slightly, due to a decline in unit shipments of EPROM products. Flash memory device sales were flat, with unit volume growth offset by lower average selling prices.

CPG net sales increased slightly. Higher unit volume of AMD-K6 microprocessors and related chip sets more than offset a decrease in the average selling price of AMD-K6 microprocessors. AMD-K5 microprocessor sales decreased substantially, due to a decrease in both unit shipments and average selling prices. The Company expects AMD-K5 microprocessor sales to be negligible in the future.

Vantis net sales increased primarily due to an increase in average selling price for MACH products and an increase in unit shipments of other CMOS products.


Revenue Comparison of Nine Months Ended September 28, 1997 and September 29,
----------------------------------------------------------------------------
1996
----

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

Memory Group net sales increased slightly, with increased unit shipments of Flash memory devices mostly offset by declines in their average selling prices, as well as price and unit declines in EPROM devices.

CPG net sales increased with sales of AMD-K6 microprocessors and related chip sets contributing most of this increase. AMD-K5 microprocessor sales were below cumulative AMD-K5 and Am486 microprocessor sales during the first nine months of 1996. The Company expects AMD-K5 microprocessor sales to be negligible in the future.

Vantis net sales remained relatively flat as increased unit shipments of MACH products were offset by a decline in the average selling price for other CMOS products.


Comparison of Expenses, Gross Margin Percentage and Interest
------------------------------------------------------------

The following is a summary of expenses, gross margin percentage and interest income for the periods presented below:

                                              Quarter Ended                         Nine Months Ended
                                ----------------------------------------        ------------------------
                                Sept. 28        June 29,        Sept. 29,        Sept. 28       Sept. 29,
                                  1997            1997            1996            1997            1996
                                --------        --------        --------        --------        --------
(Millions except for gross
margin percentage)
Cost of sales                    $428           $372            $338            $1,150          $1,086
Gross margin percentage            28%            37%             26%               34%             25%
Research and development         $126           $110            $106            $  341          $  293
Marketing, general and
 administrative                   101            103              90               298             277
Interest income and other, net      6             10               4                29              55
Interest expense                   14             10               3                34               7

Gross margin percentage in the third quarter of 1997 increased slightly as compared to the third quarter of 1996 as sales increased significantly. The increase in sales was mostly offset by higher costs, primarily due to AMD-K6 microprocessor production ramp during the third quarter of 1997. Gross margin percentage in the third quarter of 1997 was also adversely affected by aggressive price cuts that became effective during the quarter, lower than expected yields in the production of AMD-K6 microprocessors, and a less favorable product mix with fewer of the higher speed, higher margin AMD-K6 microprocessors. Gross margin percentage in the third quarter of 1997 decreased as compared to the second quarter of 1997 primarily due to lower margins on the AMD-K6 microprocessor caused by the factors mentioned above. In addition, during the second quarter of 1997, the Company's gross margin benefited from a $9 million gain on the sale of a building, which was included in cost of sales. Gross margin percentage for the first nine months of 1997 increased as compared to the same period in 1996 primarily due to the sale of higher margin AMD-K6 microprocessors in 1997 as compared to the sale of AMD-K5 and Am486 microprocessors in 1996. The Company's gross margin for the first nine months of 1997 also benefited from a $9 million gain on the sale of a building, which was included in cost of sales.

Research and development expenses increased in all cases due to a higher proportion of Submicron Development Center (SDC) activities being used for research and development. SDC activities support research and development efforts for all product lines. In addition, in the third quarter of 1997, the Company had a $5 million increase in research and development due to its share in a cooperative research and development arrangement with other semiconductor manufacturers for extreme ultra violet lithography.

Marketing, general and administrative expenses remained relatively flat as compared to the second quarter of 1997. Marketing, general and administrative expenses increased in all other cases primarily due to higher advertising and marketing expenses.

Interest income and other as compared to the third quarter of 1996 increased slightly due to a higher average cash and cash equivalents balance. Interest income and other decreased as compared to the second quarter of 1997 as the cash and cash equivalents balance decreased. Interest income and other for the nine months ended September 29, 1996 includes pre-tax gains of $41 million resulting from sales of equity investments. Interest expense increased as compared to the third quarter of 1996 and the nine months ended September 29, 1996, primarily due to interest expense incurred on the Company's $400 million Senior Secured Notes sold in August, 1996 and interest expense on its $250 million four-year secured term loan. These increases were partially offset by higher capitalized interest mainly related to the second phase of construction of Fab 25.

Income Tax
----------

The Company's effective tax rate (benefit) for the third quarter and the first nine months of 1997 was 45 percent and 50 percent, respectively. The effective tax rate (benefit) was approximately 40 percent in the third quarter and the first nine months of 1996, respectively.

Other Items
-----------

International sales were 60 percent of total sales in the third quarter of 1997 as compared to 53 percent for the same period in 1996, and 54 percent for the immediate prior quarter. For the nine month period ended September 28, 1997, international sales increased to 57 percent of net sales from 52 percent for the comparable period in 1996. In the first nine months of 1997, approximately 12 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of the Company's foreign net monetary asset position including the Company's liabilities for products purchased from FASL. In 1996 and 1997, these hedging transactions were denominated in lira, yen, French franc, deutsche mark and pound sterling. The maturities of these contracts are generally short-term in nature. The Company believes its foreign exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on these contracts are designed to offset losses and gains on the net monetary asset position being hedged. Net foreign currency gains and losses have not been material. As of September 28, 1997, the Company had approximately $62 million (notional amount) of foreign exchange forward contracts.

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

FINANCIAL CONDITION
-------------------

The increase in cash and cash equivalents from December 29, 1996 primarily resulted from net cash provided by operating activities and proceeds from financing activities, offset by capital expenditures during the period. Net cash provided by operating activities was $202 million which includes receipt of a tax refund for $101 million. Financing activities include proceeds from a $250 million four-year secured long-term loan and $50 million from issuance of stock, offset by $53 million in repayments of debt and capital lease obligations. These funds were used to support capital additions of $468 million for the nine months ended September 28, 1997.

The Company plans to continue to make significant capital investments through at least 1999, including those relating to Dresden Fab 30 and FASL. The Company's current capital plan and requirements are based on the availability of financial resources and various product-mix, selling-price, and unit-demand assumptions and are, therefore, subject to revision.

AMD Saxony Manufacturing GmbH (AMD Saxony), a German subsidiary wholly owned by the Company through a German holding company, is building a 900,000 square foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany (Dresden Fab 30) over the next five years at a presently estimated cost of approximately $1.9 billion. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of guarantees of bank debt, investment grants and subsidies, and interest subsidies. In March 1997, AMD Saxony entered into a loan agreement with a consortium of banks led by Dresdner Bank AG under which loan facilities will be made available, and AMD Saxony plans to draw down on this loan in the near future. In connection with the financing, the Company has agreed to invest in AMD Saxony over the next three years equity and subordinated loans, and to guarantee a portion of AMD Saxony's obligations under the loan agreement until Dresden Fab 30 has been completed. In addition, after completion of Dresden Fab 30, AMD has agreed to make funds available to AMD Saxony if the subsidiary does not meet its fixed charge coverage ratio covenant. Finally, AMD has agreed to undertake certain contingent obligations, including various obligations to fund project cost overruns. The Company commenced construction in the second quarter of 1997. The planned Dresden Fab 30 costs are denominated in deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations. During the third quarter of 1997, the Company entered into foreign currency swaps to hedge foreign exchange transaction exposure for Dresden Fab 30, and anticipates that it will engage in future hedging arrangements.

FASL completed the building construction of a second Flash memory device wafer fabrication facility (FASL II) at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in process and the facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction are expected to be funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, AMD may be required to contribute cash or guarantee third-party loans in proportion to its percentage interest in FASL. At September 28, 1997, AMD had loan guarantees of $48 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and, therefore, are subject to change due to foreign exchange rate fluctuations.

The Company has an unused syndicated bank loan agreement providing for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks). Additionally, as of September 28, 1997, the Company has available unsecured uncommitted bank lines of credit in the amount of $83 million, of which $10 million was used.

The Company believes that cash flows from operations and current cash balances, together with financing activities will be sufficient to fund operations and capital investments currently planned through 1998.

RISK FACTORS
------------

The Company's business, results of operations and financial condition are subject to the following risk factors:

Microprocessor Products

Intel Dominance. Intel Corporation (Intel) has long held a dominant position in
----------------
the market for microprocessors used in personal computers (PCs). Intel Corporation's dominant market position enables it to set and control x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength and dominant position enable it to vary prices on its microprocessors at will and thereby affect the margins and profitability of its competitors. Intel Corporation's strength also enables it to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, many other technology companies. The Company expects Intel to continue to invest heavily in research and development, new manufacturing facilities, other technology companies and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also increasingly dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants may have a material adverse effect on the Company.

As Intel has expanded its dominance in designing and setting standards for PC systems, many PC manufacturers have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chip sets or in assembled motherboards. In marketing its microprocessors to these OEMs and dealers, AMD is dependent upon companies other than Intel for the design and manufacture of core-logic chip sets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only if Intel makes information about its products available. Delay in the availability of such information makes and will continue to make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of core-logic chip sets, motherboards, BIOS software and other components. The Company similarly intends to expand its chip set and system design capabilities, and offer to OEMs a portion of the Company's processors together with chip sets and licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that, as Intel introduces future generations of microprocessors, chip sets and motherboards, the design of chip sets and higher level board products which support Intel microprocessors will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems. Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium(R) processors. Thus, Intel will cease supporting the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 microprocessor is designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II processors, the Company intends to work with third party designers and manufacturers of motherboards, chip sets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessor, including support for enhancements and features the Company plans to add to the processor. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 microprocessor will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with the Pentium II processors, because the Company's patent cross license agreement with Intel Corporation does not extend to AMD processors that are bus interface protocol compatible with Intel Corporation's Pentium Pro, Pentium II and subsequent generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh- and future generation microprocessors will depend not only upon its success in designing and developing the microprocessors themselves, but also in ensuring either that they can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chip sets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.

Investment in and Dependence on K86/TM/ AMD Microprocessor Products. The
-------------------------------------------------------------------
Company's microprocessor products have traditionally made significant contributions to the Company's revenues, profits and margins. The Company's ability to expand its current levels of revenues from microprocessor products and to benefit fully from the substantial financial commitments it has made and continues to make related to microprocessors will depend upon the success of the AMD-K6 microprocessor and future generations of K86 microprocessors. The Company's production and sales plans for its AMD-K6 microprocessors are subject to numerous risks and uncertainties, including the pace at which the Company continues to ramp production in Fab 25 to 0.25 micron process technology, the percentage of production yields of the higher performing parts, the effects of marketing and pricing strategies adopted by Intel, the development of market acceptance for the products particularly with leading PC OEMs, the possibility that products newly introduced by the Company may be found to be defective, possible adverse conditions in the personal computer market and unexpected interruptions in the Company's manufacturing operations. In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessor at least 25 percent below the price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and has impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact the Company's margins. A failure to successfully ramp to 0.25 micron process technology or of the Company's AMD-K6 microprocessors to achieve market acceptance would have a material adverse effect on the Company. AMD is also devoting substantial resources to the development of its seventh-generation Microsoft(R) Windows(R) compatible microprocessor.

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

Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted
--------------------------
limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586 and Nx686/TM/, to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 microprocessors are AMD products and not NexGen products. There can be no assurance that another company will not seek to establish rights with respect to the processors. If another company were deemed to have rights to produce the Company's AMD-K6 microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

Flash Memory Products

Importance of Flash Memory Device Business; Increasing Competition. The market
-------------------------------------------------------------------
for Flash memory devices continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues are derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. During 1996 and the first three quarters of 1997, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as more competitors emerge. A decline in the Company's Flash memory device business or continued declines in the gross margin percentage in this business could have a material adverse effect on the Company.

Manufacturing

Capacity. The Company's manufacturing facilities have been underutilized from
---------
time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company plans to increase its manufacturing capacity by making significant capital investments in Fab 25 and in Fab 30 in Dresden, Germany. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and have a material adverse effect on the Company.

In contrast to the above, there also have been situations in the past in which the Company's manufacturing facilities were inadequate to enable the Company to meet demand for certain of its products. In addition to having its own fabrication facilities, AMD has foundry arrangements for the production of its products by third parties. Any inability of AMD to generate sufficient manufacturing capabilities to meet demand, either in its own facilities or through foundry or similar arrangements with others, could have a material adverse effect on the Company.

Process Technology. Manufacturers of integrated circuits are constantly seeking
-------------------
to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company's microprocessors fail to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company. For example, the Company's success in competing with Intel and producing higher performance AMD-K6 microprocessors in volumes sufficient to increase market share depends on the timely development and qualification of 0.25 micron process technology. There can be no assurance that the Company will be able to commit Fab 25 production to a qualified 0.25 micron process technology in order to fabricate product in sufficient volume to meet the anticipated needs and demands of its customers.

Manufacturing Interruptions. Any substantial interruption with respect to any of
----------------------------
the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. The Company has in the past and may in the future be materially adversely affected by fluctuations in manufacturing yields.

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

Essential Manufacturing Materials. Certain raw materials used by the Company in
----------------------------------
the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by a few foreign companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

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

Dependence on Third Parties for Programmable Logic Software. Customers utilizing
------------------------------------------------------------
programmable logic devices must use special software packages, generally provided by the suppliers of the programmable logic devices, to program these devices. The Company's wholly-owned programmable logic company, Vantis, provides its customers with software which it licenses from third parties and is dependent upon third parties for the software and continuing improvements in the quality of the software. No assurance can be made that Vantis will be able to maintain its existing relationships with these third parties. An inability of Vantis to continue to obtain appropriate software and improvements from third parties or to develop its own software internally could materially adversely affect Vantis business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

Technological Change and Industry Standards. The market for the Company's
--------------------------------------------
products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Currently accepted industry standards may change. The Company's success depends substantially upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to its products, in market demand for products based on a particular technology or on accepted industry standards could have a material adverse effect on the Company. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

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

Fluctuations in Operating Results. The Company's operating results are subject
----------------------------------
to substantial quarterly and annual fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, production capacity levels and fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products produced and sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. The Company's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of the Company's control. These factors are difficult to forecast, and these or other factors could materially adversely affect the Company's quarterly or annual operating results.

Order Revision and Cancellation Policies. AMD manufactures and markets standard
-----------------------------------------
lines of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, AMD protects its distributors' inventory of the Company's products against price reductions as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. The price protection and return rights AMD offers to its distributors may materially adversely affect the Company.

Key Personnel. The Company's future success depends upon the continued service
--------------
of numerous key engineering, manufacturing, sales and executive personnel. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to the Company's product development programs or otherwise have a material adverse effect on the Company.

Intellectual Property Rights; Potential Litigation. Although the Company
---------------------------------------------------
attempts to protect its intellectual property rights through patents, copyrights, trade secrets, trademarks and other measures, there can be no assurance that the Company will be able to protect its technology or other intellectual property adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the Company's patents and other rights.

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

Environmental Regulations. The failure to comply with present or future
--------------------------
governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process could result in fines being imposed on the Company, suspension of production, alteration of the Company's manufacturing processes or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company.

International Sales. AMD derives a substantial portion of its revenues from its
--------------------
sales subsidiaries located in Europe and Asia Pacific. The Company's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates for taxes and tariffs.

Domestic and International Economic Conditions. The Company's business is
-----------------------------------------------
subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company.

Volatility of Stock Price; Ability to Access Capital. Based on the trading
-----------------------------------------------------
history of its stock, AMD believes factors such as quarterly fluctuations in the Company's financial results, announcements of new products and/or pricing by AMD or its competitors, the pace of new product manufacturing ramp, production yields of key products and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of the Company's common stock and consequently limit the Company's ability to raise capital. The Company's current business plan envisions substantial cash outlays requiring external capital financing. There can be no assurances that capital and/or long-term financing will be available on terms favorable to the Company or in sufficient amounts to enable the Company to implement its current business plan.

Earthquake Danger. The Company's corporate headquarters, a portion of its
------------------
manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

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

The Company is currently in the process of evaluating its information technology infrastructure for year 2000 compliance. A Company-wide task force has been assembled to identify, correct or reprogram, and test the systems to ensure that they do not malfunction as a result of the year 2000. Management has not yet assessed the year 2000 compliance expenses and related potential effect on the Company's earnings.

II.      Other Information

Item 1.  Legal Proceedings

Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C94-20567-RMW, U.S.
--------------------------------------------------------------------------------
District Ct., San Jose, California).  This litigation, which began in 1994,
-------------------------------------
involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. As a result of a bench trial held on August 11 and 13, 1997, the Court held that Altera is licensed to the remaining three AMD patents-in-suit. Two of the seven patents asserted by Altera in its counterclaim against the Company remain in the suit. The Company intends to seek entry of final judgment with respect to the jury and Court determinations that Altera is licensed to each of the Company's eight patents-in-suit, and to appeal these rulings at the earliest practicable time. The Company anticipates that Altera will file a motion for attorney fees following entry of the final judgment. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits

            10.24(d) Third Amendment to Credit Agreement, dated as of October 1, 1997, among Advanced Micro Devices, Inc., Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank, N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

            21        List of AMD Subsidiaries

            27        Financial Data Schedule


(b).     Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter for which this report is filed:

         1. Current Report on Form 8-K dated July 8, 1997 reporting under Item 5 - Other Events - second quarter earnings.

         2. Current Report on Form 8-K dated September 3, 1997 reporting under Item 5 - Other Events - expectation of a small operating loss.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANCED MICRO DEVICES, INC.


Date:    November 12, 1997                     By:  /s/ Geoff Ribar
         -----------------                          ----------------

                                                     Geoff Ribar
                                                     Vice President and
                                                     Corporate Controller

                                                     Signing on behalf of the
                                                     registrant and as the
                                                     principal accounting
                                                     officer

               EXHIBIT INDEX
               -------------
Exhibits
--------


10.24(d) Third Amendment to Credit Agreement, dated as of October 1, 1997, among Advanced Micro Devices, Inc., Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank, N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

21             List of AMD Subsidiaries

27             Financial Data Schedule