Form 10-K405
period 1997-12-28
ADVANCED MICRO DEVICES INC
filed 1998-03-03
CIK 2488

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

    FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-7882

                         ADVANCED MICRO DEVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                          94-1692300

      (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

  ONE AMD PLACE, SUNNYVALE, CALIFORNIA                 94086

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

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by non-affiliates as of February 25, 1998.

                               $3,092,910,944

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 142,646,957 shares as of February 25, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis, NexGen, K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, AMD-K7, SLAC, Nx586 and Nx686 are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft, MS-DOS, Windows, Windows 95 and Windows NT are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and MMX is a trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

                                    PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results; anticipated cash flows; realization of net deferred tax assets; capital expenditures; adequacy of resources to fund operations and capital investments; the Company's ability to access external sources of capital; the Company's ability to transition to new process technologies; anticipated market growth; year 2000 expenses; the effect of foreign currency hedging transactions; the effect of adverse economic conditions in Asia; and the Dresden Fab 30 and FASL manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially, see such other risks and uncertainties as set forth below in this report or detailed in the Company's other Securities and Exchange Commission reports and filings.

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

  For a discussion of the risk factors related to the Company's business operations please see the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" sections set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Industry

  The IC market has grown dramatically over the past ten years, driven primarily by the demand for electronic business and consumer products. Today, ICs are used in virtually all products involving electronics, including personal computers and related peripherals, voice and data communications and networking products, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

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

Programmable Read-Only Memory (EPROM) devices. DRAM provides large capacity "main" memory, and SRAM provides specialized high-speed memory. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. The Company does not produce any DRAM products, the largest segment of the memory market, or SRAM products.

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

  The Company believes that Flash memory devices are being used for an expanded use of operations. The ability of Flash memory devices to be electrically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as ROM or EPROM devices. Flash memory can be used to provide storage of control programs and system-critical data in communication devices such as cellular telephones and routers (devices used to transfer data between local area networks). Another common application for Flash memory is in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.

 The Logic Market

  Logic devices consist of structurally interconnected groupings of simple logical "AND" and logical "OR" functions, commonly described as "gates." Typically, complex combinations of individual gates are required to implement the specialized logic functions required for system applications. The greater the number of gates on a logic device, the higher that logic device's "density." Logic devices are generally grouped into five families of products (from lowest density to highest density): standard logic devices, programmable logic devices (PLDs), conventional gate-arrays, standard cells and full custom ICs. Conventional gate-arrays, standard cells and full-custom ICs are often referred to as application-specific ICs (ASICs).

  Many manufacturers of electronic systems are striving to develop new and increasingly complex products to rapidly address evolving market opportunities. Achievement of this goal often precludes the use of standard logic ICs and ASICs. Standard logic ICs generally perform simple functions and are not customizable, limiting a manufacturer's ability to adequately customize an end system. Although ASICs can be manufactured to perform customized functions, they generally involve relatively high up-front design, engineering and manufacturing costs and significant design risks and may increase an end-product's time to market. As a result, ASICs are generally limited to high-volume products, and products for which time to market may be less critical.

  Unlike ASICs and standard logic ICs, PLDs are standard products, purchased by system manufacturers in an unprogrammed or "blank" state, which can be programmed by each system manufacturer to perform a variety of specific logic functions. Certain PLDs, including the Company's, are reprogrammable, which means that the logic configuration can be modified after the device is initially programmed, and, in many cases, while the PLD remains in the end-product system. The programmable and reprogrammable characteristics of PLDs reduce the risk of inventory obsolescence for system designers and distributors by allowing them to stock a large number of standard PLDs that may be programmed for a variety of applications. The system designer enjoys the additional flexibility of having the ability to make last minute design changes, reducing time to market and accelerating design cycle time. Compared to standard logic ICs and ASICs, PLDs allow system designers to more quickly design and implement custom logic.

  The PLD market consists primarily of three product categories, which can generally be distinguished by their density: simple programmable logic devices (SPLDs), which have less than 1,000 gates, are considered low-density devices, while complex programmable logic devices (CPLDs), which have up to 20,000 gates, and field programmable gate arrays (FPGAs), which have up to 100,000 gates, are considered high-density devices.

  SPLDs are typically based on common architectures that are familiar to most system designers and are supported by standard, widely available software tools. SPLDs are usually the most effective solution to support simple logic functions. However, as the prices of high-density PLDs become more competitive, customers are increasingly migrating to CPLDs or FPGAs to address complex logic requirements and space constraints and to achieve power savings. Typically, the smallest CPLD is equivalent in logic function to, and occupies nearly the same amount of space as, approximately four SPLDs.

  CPLDs and FPGAs are typically based on proprietary architectures and require support from sophisticated software tools. In situations requiring complex logic functions, high-density PLDs can provide important advantages over a large cluster of low-density devices, including improved system speed, lower power requirements and lower cost. The Company believes that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

  PLDs are used in complex electronic systems, including telecommunications and networking systems, high-performance computers and peripherals, video graphics and imaging systems, and instrumentation and test systems. PLDs are also used in a variety of consumer electronic devices, and in medical instrumentation and industrial control applications.

 The Microprocessor Market

  In 1981, IBM introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation (Intel) and utilizing the Microsoft(R) Corporation (Microsoft) MS-DOS(TM) operating system. The so-called IBM-compatible computer has evolved over the years with each successive generation of x86 microprocessors. Each new generation of x86 microprocessors has delivered increased performance and functionality while maintaining software, hardware and peripheral compatibility for industry standard operating systems such as Microsoft MS-DOS and Microsoft Windows(R). The microprocessor market is currently dominated by Intel.

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

  The establishment of hardware and software standards for PCs and the emergence of numerous PC suppliers have caused the PC industry to be extremely competitive, with short product life cycles, limited product differentiation and substantial price competition. To compete more effectively, almost all PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely either on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard, and are increasingly outsourcing the design and manufacture of complete systems. The third-party suppliers of these subsystems, based primarily in Asia, are focused on providing PCs and motherboards that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party suppliers are also supplying fully configured PC systems through alternative distribution channels.

BUSINESS GROUPS; PRODUCTS

  AMD participates in all three segments of the digital IC market--memory circuits, logic circuits and microprocessors--through, collectively, its Communications Group, its Memory Group, its Computation Products Group (CPG) and its programmable logic subsidiary, Vantis Corporation.

COMMUNICATIONS GROUP

  Communications Group products ($707 million, or 30 percent, of the Company's 1997 net sales) include telecommunication products, networking and input/output (I/O) products and embedded processors.

  Telecommunication Products. The Company's telecommunication products are used primarily in public communications infrastructure systems and cordless telephony applications. Specifically, the products are used in such equipment as central office switches, digital loop carriers, wireless local loop systems, private branch exchange (PBX) equipment and voice/data terminals. Among the Company's more significant products for the communications market are its line card products. In modern telephone communications systems, voice communications are generally transmitted between the speaker and the central office switch in analog format, but are switched and transmitted over longer distances in digital format. The AMD subscriber line interface circuits (SLIC) for line cards connect the user's telephone wire to the telephone company's digital switching equipment. The AMD subscriber line audio processing circuits (SLAC(TM)) line cards are coder/decoders which convert analog voice signals to a digital format and back. The Company's non-cellular telephony products are used in digital cordless phone solutions.

  Networking and I/0 Products. The Company's networking and I/O products are used within personal computers to manage the connection of the personal computer to local area networks and to manage selected input/output functions. The Company's networking products primarily support data communications and internetworking and are used in hubs, switches, routers and network interface cards used to connect workstations and personal computers to local area networks.

  The Company supplies integrated circuits for business applications utilizing the 10-megabit-per-second, the 100-megabit-per-second and the gigabit-per-second Ethernet local area network standards. The Company offers a range of integrated circuits that work with central processing units to manage selected input/output functions such as small computer system interface disk drive controllers and communications and networking devices. The Company also supplies a range of products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are designed for a specific application. In the case of some large customers, these products are tailored for specific customers' needs.

  Embedded Processors. Embedded processors are general purpose devices, consisting of an instruction control unit and an arithmetic and logic unit, used to carry out a single application with limited user interface and programmability. The Company's current product focus for embedded processors utilizes existing x86 cores increasingly targeted at communications applications. The Company offers a line of C186 and C188 processors for use as embedded processors in hard disk drives. The Company offers an expanding range of embedded processors based upon third- and fourth-generation x86 microprocessor technology, for both communications as well as handheld computing applications.

MEMORY GROUP

  Memory Group products ($724 million, or 31 percent, of the Company's 1997 net sales) include Flash memory devices and EPROMs.

  Flash Memory. The Company's Flash memory devices are used in cellular telephones, networking equipment and other applications which require memory to be non-volatile and to be rewritten. Their ability to be electrically rewritten provides greater flexibility and ease of use than EPROMs and other similar integrated circuits which cannot be rewritten electrically. Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to add and modify frequently called numbers and to allow manufacturers to preprogram firmware and other information. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information.

  The market for Flash memory devices has experienced rapid unit growth and continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases. Almost all of the Company's Flash memory devices are produced in Aizu-Wakamatsu, Japan through the Company's joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited (FASL).

  EPROMs. EPROMs represent an older generation of erasable programmable read-only memory technology which is used primarily in the electronic equipment industry. The devices are used in cellular telephones, wireless base stations, telecommunication switching equipment, automotive applications, personal computer hard disk drives, printer controllers, industrial machine controls and numerous other types of electronic equipment to store firmware which controls the equipment's operation. The ability of EPROMs to be programmed electrically enables equipment manufacturers to achieve shorter time to market for new products than would otherwise be possible if they were required to have specific integrated circuits manufactured containing their final firmware programs. EPROMs are generally preferred to more expensive Flash memory devices in applications in which it is not necessary to enable the end user to reprogram the information stored on the integrated circuit. The market for EPROMs is significantly smaller than the market for Flash memory devices and the Company believes the market will continue to decline as EPROMs are replaced in various applications by Flash memory devices.

COMPUTATION PRODUCTS GROUP

  CPG products ($682 million, or 29 percent, of the Company's 1997 net sales) include microprocessors and core logic products, with the majority of CPG's net sales being derived from Microsoft Windows compatible microprocessors which are used primarily in personal computers.

  In 1997, the Company's most significant microprocessor product was the AMD-K6(R) MMX(TM) Enhanced Processor, a sixth-generation microprocessor product and a member of the K86(TM) microprocessor family. The K86 microprocessors are based on Superscalar RISC architecture and are designed to be compatible with operating system software such as MS-DOS, Windows 3.X, Windows 95(R), Windows NT(R) and UNIX. In the second quarter of 1997, the Company began volume shipments of the AMD-K6 microprocessor. The AMD-K6 microprocessor was designed to be competitive in performance to Intel Corporation's sixth-generation microprocessor, the Pentium(R) II, which was designed by Intel specifically for desktop PCs.

  The Company's ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 microprocessor in 1998 and future generations of K86 microprocessors in 1999 and beyond. The microprocessor market is characterized by very short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel Corporation in this market, the Company must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. The Company has recently experienced significant difficulty in achieving its microprocessor yield and volume plans on 0.35 micron process technology, which in turn has adversely affected the Company's results of operations and liquidity. The Company has determined that it must convert from 0.35 micron to 0.25 micron process technology in its Fab 25 in Austin, Texas as soon as possible in order to meet customer microprocessor needs for performance and volume, and to compete successfully against Intel. The Company's process technology transition schedule is aggressive and entails a high degree of risk. The Company's 0.25 micron process technology, while successfully put into production in the Company's Submicron Development Center in Sunnyvale, California, has not been qualified in Fab 25. There can be no assurance that the Company will execute a successful transition to 0.25 micron process technology in Fab 25, or that the Company will achieve the production ramp necessary to meet customer needs for higher performance AMD-K6 microprocessors in the volumes customers require, or that the Company will increase revenues sufficient to achieve profitability in the microprocessor business. The failure to convert Fab 25 to 0.25 micron process technology on a timely basis could adversely affect unit production yields and volumes, result in the failure to meet customer demands, cause customers to cease purchasing AMD-K6 microprocessors, and could impact the viability of the Company's microprocessor business, any of which would have a material adverse effect on the Company.

  AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor. The success of the AMD-K7 and future generations of microprocessors depends greatly on the Company achieving success and increasing market share with the AMD-K6 microprocessor.

  Intel has long held a dominant position in the market for microprocessors used in PCs. Intel Corporation's dominant market position enables it to set and control x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength and dominant position enable it to vary prices on its microprocessor products at will and thereby affect the margins and profitability of its competitors. In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessor at least 25 percent below the published price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and has impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and has impacted the Company's margins. As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale.

  As Intel has expanded its dominance over the entirety of the PC system platform, many PC original equipment manufacturers (OEMs) have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with core logic chipsets or in assembled motherboards. The trend has been for PC OEMs to be increasingly dependent on Intel, less innovative on their own, and more of a distribution channel for Intel technology. In marketing its microprocessors to these OEMs and dealers, AMD depends upon companies other than Intel for the design and manufacture of chipsets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of chipsets, motherboards, BIOS software and other components. The Company similarly intends to expand its chipset and system design capabilities, and to offer OEMs licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful.

VANTIS CORPORATION

  In 1997, the Company transferred its operations relating to the design, development and marketing of programmable logic devices (excluding bipolar products) to a wholly owned subsidiary, Vantis Corporation (Vantis). Vantis does not fabricate any of the silicon wafers used in the production of its products. As a result, Vantis relies on the Company and others for manufacturing. In addition, Vantis relies on the Company for certain administrative and other services.

  Vantis products ($243 million, or 10 percent, of the Company's 1997 net sales) include both complex and simple, high performance CMOS (complimentary-metal-oxide-semiconductor) programmable logic devices (PLDs).

  PLDs are standard products purchased by system manufacturers in an unprogrammed or "blank" state, which can be programmed by each system manufacturer to perform a variety of specific logic functions. Certain PLDs, including the Company's, are reprogrammable, which means that the logic configuration can be modified after the device is initially programmed, and, in many cases, while the PLD remains in the end-product system. PLDs are used by manufacturers of telecommunications and networking systems, computers and industrial and other electronic systems to reduce product development time and costs and to improve system performance and reliability.

  Vantis has developed a broad product line of low-density and high-density PLD products, including simple programmable logic devices and complex programmable logic devices, and recently introduced its new line of field programmable gate arrays. PLDs are used in complex electronic systems, including telecommunications and networking systems, high-performance computers and peripherals, video graphics and imaging systems, and instrumentation and test systems. PLDs are also used in a variety of consumer electronic devices, and in medical instrumentation and industrial control applications.

  Customers utilizing programmable logic devices generally use special software "fitters," usually provided by the suppliers of the programmable logic devices, that allow electrical circuit designs to be implemented using complex programmable logic devices. Vantis provides its PLD customers with software fitters which it licenses from third parties and is dependent upon third parties for continued development and maintenance of the software. The Company recently initiated efforts to internally manage and control the development and maintenance of software fitters for the Company's products. No assurance can be given that the Company's efforts to internally develop and maintain the software needed to sell and support its products will be successful. An inability of Vantis to continue to obtain appropriate software and improvements from third parties, to license alternative software from another third party, or to successfully develop and maintain its own software internally could materially adversely affect Vantis' business, including the timing of new or improved product introductions, which could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT; MANUFACTURING TECHNOLOGY

  The Company's expenses for research and development in 1997, 1996 and 1995 were $468 million, $401 million and $417 million, respectively. Such expenses represented 20 percent, 21 percent and 17 percent of net sales in 1997, 1996 and 1995, respectively. The Company's research and development expenses are charged to operations as incurred. Most of the Company's research and development personnel are integrated into the engineering staff.

  Manufacturing technology is the key determinant in the improvement in semiconductor products. Each new generation of process technology has resulted in products with higher speeds and greater performance produced at lower cost. AMD continues to make significant infrastructure investments to enable the Company to continue to achieve high volume, high reliability and low cost production using leading edge process technology.

  The Company's efforts concerning process technologies are focused in three major areas: non-volatile memory technology used by Flash memory and EPROM products; logic technology used by the Company's microprocessors, embedded processors, I/O, networking and communications products; and programmable logic technology used in the Vantis programmable logic products. The Company's goals are to increase density and improve product performance, to reduce the access time for non-volatile memory products and to increase the clock speed for microprocessor products.

  In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used in the fabrication of its microprocessor products and in the fabrication of Flash memory devices. If the Company is not successful in its microprocessor and Flash memory businesses, it will be unable to recover such investments, which could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company.

COMPETITION

  The IC industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of ICs is based on performance, product quality and reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

  In each particular market in which it participates, the Company faces competition from different groups of companies. With respect to the Communications Group product lines, the Company's principal competitors are SGS Thomson, Texas Instruments, Siemens, NEC, LM Ericsson, Alcatel, National Semiconductor, 3Com, Intel and Motorola. With respect to the Memory Group, the Company's principal competitors are Intel, Sharp and Atmel. The Company competes to a lesser degree with Fujitsu Limited, its joint venture partner in FASL. With respect to microprocessors, Intel holds a dominant market position. In Vantis' market, the Company's principal competitors are Altera, Lattice Semiconductor, Xilinx and other smaller companies focused on programmable logic device development and production.

MANUFACTURING FACILITIES

  The Company's current integrated circuit manufacturing facilities are described in the chart set forth below:

                                                   PRODUCTION      APPROX.
                                  WAFER SIZE       TECHNOLOGY     CLEAN ROOM
    FACILITY LOCATION        (DIAMETER IN INCHES) (IN MICRONS) (SQUARE FOOTAGE)
    -----------------        -------------------- ------------ ----------------
   Austin, TX
     Fab 25.................          8           0.25 & 0.35       89,700
     Fab 15.................          6               0.7           22,000
     Fab 14.................          6               0.8           22,000
     Fab 10/1/..............          5               0.9           22,000
   Aizu-Wakamatsu, Japan
     FASL/2/................          8            0.35 & 0.5       70,000
     FASL II................          8               0.35          91,000
   Sunnyvale, CA
     SDC....................        6 & 8             0.25          42,500

--------
(1)Fab 10 will decrease production levels and close by the end of 1998.
(2)The Company owns 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

  In the third quarter of 1997, FASL completed construction of the building for a second manufacturing facility in Aizu-Wakamatsu, Japan (FASL II) at a site contiguous to the existing FASL facility. In addition, the Company commenced construction in the second quarter of 1997 of a manufacturing facility in Dresden, Germany (Dresden Fab 30), through a wholly owned subsidiary of the Company. AMD also has foundry arrangements for the production of its products by third parties.

  The Company's current assembly and test facilities are described in the chart set forth below:

                                                   APPROX.
                                               ASSEMBLY & TEST
    FACILITY LOCATION                           SQUARE FOOTAGE     ACTIVITY
    -----------------                          ---------------- ---------------
   Penang, Malaysia...........................     377,000      Assembly & Test
   Bangkok, Thailand..........................      77,000      Assembly & Test
   Singapore..................................      62,500           Test

  In addition to the assembly and test facilities described above, AMD has a 50-year land lease in Suzhou, China, and is constructing an additional assembly and test facility there. Foreign manufacturing and construction of foreign facilities entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

  Certain Material Agreements. Set forth below are descriptions of certain material contractual relationships of the Company relating to FASL and the Company's Dresden Fab 30.

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

  In the third quarter of 1997, FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, at a site contiguous to the existing FASL facility. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. As of December 28, 1997, the Company had loan guarantees of $48 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

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

  Dresden Fab 30. AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of the Company, is building a 900,000-square-foot submicron integrated circuit manufacturing and design facility in Dresden, in the State of Saxony, Germany over the next four years at a presently estimated cost of approximately $1.9 billion. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of guarantees of bank debt, investment grants and subsidies and interest subsidies. In March 1997, AMD Saxony entered into a loan agreement (the Dresden Loan Agreement) with a consortium of banks led by Dresdner Bank AG. The plan for Dresden has been revised recently to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, which has increased the proportion of the project to be funded by the Company rather than the Federal Republic of Germany, the State of Saxony and the consortium of banks.

  In connection with the Dresden Loan Agreement, as amended in February 1998, the Company has agreed to invest in AMD Saxony over the next two years equity and subordinated loans, and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement until Dresden Fab 30 has been completed. In addition, after completion of Dresden Fab 30, the Company has agreed to make funds available to AMD Saxony if the subsidiary does not meet its fixed charge coverage ratio covenant. The Company has agreed to fund certain contingent obligations, including various obligations to fund project cost overruns, if any.

  The Company commenced construction in the second quarter of 1997 and completed construction of the building shell for the plant and administration building at the end of 1997. The planned Dresden Fab 30 costs are denominated in deutsche marks and, are therefore subject to change due to foreign exchange rate fluctuations. The Company entered into foreign currency hedging transactions for Dresden Fab 30 during the first quarter of 1997 and anticipates entering into additional such foreign currency hedging transactions in the first quarter of 1998 and in the future.

MARKETING AND SALES

  The Company's products are marketed and sold under the AMD trademark. AMD employs a direct sales force through its principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad (primarily Europe and Asia Pacific). AMD also sells its products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by the Company's competitors, including those products for which AMD is an alternate source. One of the Company's distributors, Arrow Electronics, Inc., accounted for approximately 12 percent of 1997 net sales. No other distributor or OEM customer accounted for 10 percent or more of net sales in 1997.

  Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, in most instances AMD protects its distributors' inventory of the Company's products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. The market for the Company's products is generally characterized by, among other things, severe price competition, The price protection and return rights AMD offers to its distributors could materially adversely affect the Company if there is an unexpected significant decline in the price of the Company's products.

  AMD derives a substantial portion of its revenues from its sales subsidiaries located in Europe and Asia Pacific. AMD subsidiaries have offices in Australia, Belgium, Brazil, Canada, China, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. (See Note 11 of Notes to Consolidated Financial Statements.) The international sales force also works with independent sales representatives and distributors who sell the Company's products worldwide, including countries where AMD has sales subsidiaries. The Company's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates, and changes in rates and exemptions for taxes and tariffs.

RAW MATERIALS

  Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by a few foreign companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

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

INTELLECTUAL PROPERTY AND LICENSING

  AMD and its subsidiaries have been granted over 1,400 United States patents, and over 2,000 patent applications are pending in the United States. In certain cases, the Company has filed corresponding applications in foreign jurisdictions. The Company expects to file future patent applications in both the United States and abroad on significant inventions as it deems appropriate.

  In January of 1995, the Company and Intel reached an agreement to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, the Company signed a five-year, comprehensive cross-license agreement with Intel which expires on December 31, 2000. The agreement provides that after December 20, 1999, the parties will negotiate in good faith a patent cross-license agreement to be effective January 1, 2001. The cross-license agreement gives the Company and Intel the right to use each others' patents and certain copyrights, including copyrights to the x86 instruction sets but excluding other microprocessor microcode copyrights beyond the Intel 486 processor code. The cross-license is royalty-bearing for the Company's products that use certain Intel technologies. The Company is required to pay Intel minimum non-refundable royalties during the years 1997 through 2000.

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

EMPLOYEES

  On January 25, 1998, AMD and its subsidiaries employed approximately 12,800 employees, none of whom are represented by collective bargaining arrangements. The Company believes that its relationship with its employees is generally good.

ITEM 2. PROPERTIES

  The Company's principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 3.33 million square feet and are located in Sunnyvale, California and Austin, Texas. Over 2.26 million square feet of this space is in buildings owned by the Company.

  The Company leases property containing two buildings with an aggregate of approximately 360,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). These leases provide the Company with an option to purchase One AMD Place for $40 million during the lease term. The lease term ends in December 1998. At the end of the lease term, the Company is obligated to either purchase One AMD Place or to arrange for its sale to a third party with a guarantee of residual value to the seller equal to the option purchase price. Alternatively, the Company may seek to renegotiate the terms of the lease. In 1993, the Company entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used by the product groups as engineering offices and laboratory facilities. In addition, the Company entered into lease agreements for approximately 83,950 square feet, also located adjacent to One AMD Place (known as the Vantis Facility). A portion of AMD Square was allocated to Vantis in 1995 and is currently used as its corporate headquarters. Vantis is expected to relocate to the Vantis Facility in the first half of 1998.

  The Company also owns or leases facilities containing approximately 805,000 square feet for its operations in Malaysia, Thailand and Singapore. The Company leases approximately 15 acres of land in Suzhou, China. In 1996, the Company acquired approximately 103 acres of land in Dresden, Germany. Dresden Fab 30 is encumbered by a lien securing borrowings of AMD Saxony. Fab 25 is encumbered by a lien securing the Company's $400 million Senior Secured Notes and its $400 million syndicated bank loan agreement.

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

  In 1991, the Company received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region relating to the three sites. One of the orders named the Company as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. Another of the orders named the Company as well as National Semiconductor Corporation.

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

  2. McDaid v. Sanders, et al. (Case No. C-95-20750-JW, N.D. Cal.); Kozlowski, et al. v. Sanders, et al. (Case No. C-95-20829-JW, N.D. Cal.). The McDaid complaint was filed November 3, 1995 and the Kozlowski complaint was filed November 15, 1995. Both actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, against the Company and certain individual officers and directors (the Individual Defendants), and purportedly were filed on behalf of all persons who purchased or otherwise acquired common stock of the Company during the period April 11, 1995 through September 25, 1995. The complaints seek damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the Individual Defendants regarding the Company's development of its K5 microprocessor, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company's common stock during the period. The complaints also allege that Company statements regarding its K6 and K7 series microprocessors were materially misleading. The complaints seek compensatory damages in an amount to be proven at trial, fees and costs, and extraordinary equitable and/or injunctive relief. The Court has consolidated both actions into one. Defendants filed answers in the consolidated action in May 1996. The trial is scheduled to commence on January 11, 1999. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

  3. Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C-94-20567-RMW, N. D. Cal.). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. In a trial held in May of 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held on August 11 and 13, 1997, the Court held that Altera is licensed to the three remaining AMD patents-in-suit (U.S. Patent Nos. 5,015,884; 5,225,719; and 5,151,623). Seven
patents were asserted by Altera in its counterclaim against the Company. The Court determined that AMD is licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees on November 17, 1997. The Company then filed, and the Court granted, a motion to stay determination of the attorney's fees motion until resolution of its appeal. The Company has filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of the Company's eight patents-in-suit. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock (symbol AMD) is listed on the New York Stock Exchange. The following table sets forth the high and low sales prices of the Company's common stock for each quarter within the two most recent fiscal years:

                         DEC. 28, SEPT. 28, JUNE 29, MAR. 30,  DEC. 29, SEPT. 29,  JUNE 30, MAR. 31,
                           1997      1997     1997     1997      1996      1996      1996     1996
                         -------- --------- -------- --------- -------- ---------- -------- --------
Common stock market
 price range
  High.................. $ 32.75   $ 42.50  $ 45.00   $ 47.38  $ 28.38   $ 16.25   $ 19.88  $ 21.25
  Low................... $ 17.56   $ 31.25  $ 35.50   $ 25.75  $ 14.13   $ 10.25   $ 12.88  $ 16.13

  The Company has never paid cash dividends on common stock and has no present plans to do so. The number of stockholders of record at January 31, 1998 was 10,190. During 1997, there were no sales by the Company of its equity securities which were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The consolidated financial data set forth below for each of the years in the five-year period ended December 28, 1997 are derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included herein.

                                    FIVE YEARS ENDED DECEMBER 28, 1997
                          ----------------------------------------------------------
                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                   (THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET SALES...............  $2,356,375  $1,953,019  $2,468,379  $2,155,453  $1,648,280
Expenses:
  Cost of sales.........   1,578,438   1,440,828   1,417,007   1,013,589     789,564
  Research and
   development..........     467,877     400,703     416,521     295,326     279,412
  Marketing, general and
   administrative.......     400,713     364,798     412,651     377,503     296,912
                          ----------  ----------  ----------  ----------  ----------
                           2,447,028   2,206,329   2,246,179   1,686,418   1,365,888
                          ----------  ----------  ----------  ----------  ----------
Operating income (loss).     (90,653)   (253,310)    222,200     469,035     282,392
Litigation settlement...         --          --          --      (58,000)        --
Interest income and
 other, net.............      35,097      59,391      32,465      17,134      16,931
Interest expense........     (45,276)    (14,837)     (3,059)     (4,410)     (4,398)
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes and equity
 in joint venture.......    (100,832)   (208,756)    251,606     423,759     294,925
Provision (benefit) for
 income taxes...........     (55,155)    (85,008)     70,206     142,232      85,935
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 equity in joint
 venture................     (45,677)   (123,748)    181,400     281,527     208,990
Equity in net income
 (loss) of joint
 venture................      24,587      54,798      34,926     (10,585)       (634)
                          ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS).......     (21,090)    (68,950)    216,326     270,942     208,356
Preferred stock
 dividends..............         --          --           10      10,350      10,350
                          ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS)
 APPLICABLE TO COMMON
 STOCKHOLDERS...........  $  (21,090) $  (68,950) $  216,316  $  260,592  $  198,006
NET INCOME (LOSS) PER
 COMMON SHARE
  Basic                   $    (0.15) $    (0.51) $     1.69  $     2.22  $     1.75
                          ----------  ----------  ----------  ----------  ----------
  Diluted...............  $    (0.15) $    (0.51) $     1.57  $     2.03  $     1.64
                          ----------  ----------  ----------  ----------  ----------
Shares used in per share
 calculation:
  Basic.................     140,453     135,126     127,680     117,597     113,159
                          ----------  ----------  ----------  ----------  ----------
  Diluted...............     140,453     135,126     137,698     133,674     126,925
                          ----------  ----------  ----------  ----------  ----------
Long-term debt and
 capital lease
 obligations less
 current portion........  $  662,689  $  444,830  $  214,965     $75,752     $90,066
Total assets............  $3,515,271  $3,145,283  $3,078,467  $2,525,721  $1,944,953

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results; anticipated cash flows; realization of net deferred tax assets; capital expenditures; adequacy of resources to fund operations and capital investments; the Company's ability to access external sources of capital; the Company's ability to transition to new process technologies; anticipated market growth; year 2000 expenses; the effect of foreign currency hedging transactions; the effect of adverse economic conditions in Asia; and the Dresden Fab 30 and FASL manufacturing facilities. See Financial Condition and Risk Factors below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

  The following discussion should be read in conjunction with the included Consolidated Financial Statements and Notes thereto at December 28, 1997 and December 29, 1996 and for each of the three years in the period ended December 28, 1997.

RESULTS OF OPERATIONS

  AMD participates in all three segments of the digital IC market--memory circuits, logic circuits and microprocessors--through, collectively, its Memory Group, its Communications Group, its Computation Products Group (CPG) and Vantis. During 1996, the Company's business groups were reorganized. Results for all periods have been reclassified to conform to the current presentation. Memory Group products include Flash memory devices and EPROM devices. Communications Group products include telecommunication products, networking and I/O products, and embedded processors. CPG products include microprocessors and core logic products. Vantis products are complex and simple, high performance CMOS PLDs.

  The following is a summary of the net sales of the Memory Group, Communications Group, CPG and Vantis for 1997, 1996 and 1995:

                                                             1997   1996   1995
                                                            ------ ------ ------
                                                                 (MILLIONS)
   Memory Group............................................ $  724 $  698 $  701
   Communications Group....................................    707    666    733
   CPG.....................................................    682    341    778
   Vantis..................................................    243    248    256
                                                            ------ ------ ------
    Total.................................................. $2,356 $1,953 $2,468
                                                            ====== ====== ======

RECENT AND ANTICIPATED RESULTS OF OPERATIONS

  In the fourth quarter of 1997, revenues were approximately $613 million and the net loss was approximately $12 million. The Company expects revenues in the first quarter of 1998 to decline significantly, and the net loss to increase significantly as compared to the fourth quarter of 1997.

REVENUE COMPARISON OF YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

  1997 net sales of $2.4 billion increased approximately 21 percent from 1996.

  Memory Group net sales increased as substantial Flash memory device unit growth more than offset average selling price declines. EPROM product net sales decreased due to a decline in both the average selling price and unit shipments. In 1997, the Company's Flash memory devices saw increasing competition which resulted in prices falling significantly.

  Communications Group net sales increased primarily due to increased unit shipments of the Company's telecommunication products. This increase was partially offset by a decline in the average selling price of network products.

  CPG net sales doubled largely due to sales of AMD-K6 microprocessors, which became available at the end of the first quarter of 1997. This sales growth was partially offset by decreased sales of earlier generations of microprocessors. These earlier generations of product represented most of the Company's microprocessor sales in 1996. CPG sales growth in 1998 is dependent on a successful transition to the 0.25 micron process technology in Fab 25 in order to meet customer microprocessor needs for performance and volume.

  Vantis net sales decreased due to declines in the average selling price of both SPLDs and CPLDs. These decreases were partially offset by increases in unit shipments of both CPLDs and SPLDs.

REVENUE COMPARISON OF YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

  Memory Group net sales were relatively flat. In 1996, the market for the Company's Flash memory devices saw increasing competition, resulting in falling prices which offset the substantial increase in unit shipments.

  Communications Group net sales decreased in 1996, primarily due to a decline in unit shipments of logic products and secondarily due to a decline in the average selling prices of network products. These decreases were partially offset by increases in unit shipments of telecommunication products.

  The decline in CPG sales was due to increased market acceptance of higher performance fifth-generation microprocessors from Intel Corporation (Intel), coupled with the Company's delay in introducing competitive fifth-generation microprocessors. The Company's fifth-generation microprocessor, the AMD-K5 microprocessor, was introduced relatively late in the life cycle of fifth-generation products.

  Vantis net sales decreased in 1996 due to lower unit shipments. The Company believes this decrease was caused by decreased market demand in the simple programmable logic market.

COMPARISON OF EXPENSES, GROSS MARGIN PERCENTAGE AND INTEREST INCOME AND OTHER,
NET

  The following is a summary of expenses, gross margin percentage and interest income and other, net for 1997, 1996 and 1995:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                      (MILLIONS EXCEPT FOR
                                                    GROSS MARGIN PERCENTAGE)
   Cost of sales.................................. $  1,578  $  1,441  $  1,417
   Gross margin percentage........................       33%       26%       43%
   Research and development....................... $    468  $    401  $    417
   Marketing, general and administrative..........      401       365       413
   Interest income and other, net.................       35        59        32
   Interest expense...............................       45        15         3

  Gross margin percentage in 1997 increased primarily due to increased sales in microprocessors manufactured in Fab 25, resulting in the 21 percent increase in sales despite relatively disappointing yields on the AMD-K6 microprocessor. The decline in gross margin in 1996 was primarily due to lower sales, underutilization of Fab 25, and increased purchases by the Company of Flash memory devices from its manufacturing joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited (FASL), at contract prices that were higher than the costs of similar products manufactured internally. The Company expects almost all purchases of Flash memory devices in the future will be from FASL.

  Research and development expenses increased in 1997 due to a higher proportion of research and development activities in the Submicron Development Center, primarily to support CPG and the Memory Group. The decrease from 1995 to 1996 was due to the commencement of production at Fab 25 in the third quarter of 1995, when Fab 25 costs transitioned from research and development to cost of sales.

  Marketing, general and administrative expenses increased in 1997, primarily due to higher advertising and marketing expenses associated with the introduction of the AMD-K6 microprocessor. Additionally, business systems expenses increased due to new system installation and system upgrade expenses. The decrease from 1995 to 1996 was primarily due to the cessation of expenses associated with products from NexGen, which the Company no longer offers, coupled with effective expense controls.

  Interest income and other, net decreased in 1997 due to realized gains in 1996 of approximately $41 million from equity securities sales, which were partially offset by higher interest income in 1997 as a result of higher cash balances. The increase from 1995 to 1996 was due to realized gains of approximately $41 million from equity securities sold during 1996, which were partially offset by lower interest income as a result of lower cash balances and lower interest rates during 1996. Interest expense increased in all cases due to increasing debt balances, including the Company's $400 million Senior Secured Notes sold in August 1996 and the $250 million four-year secured term loan entered into in January 1997. The 1997 increase is partially offset by higher capitalized interest related to the second phase of construction of Fab 25 and construction of Dresden Fab 30.

INCOME TAX

  The Company recorded tax benefits of $55 million and $85 million in 1997 and 1996, respectively, resulting in an effective tax benefit rate of approximately 55 percent and 41 percent in 1997 and 1996, respectively. The income tax rate was approximately 28 percent for 1995. The higher tax benefit rate in 1997 is attributable to higher state tax benefits and increased relative foreign tax benefits. Realization of the Company's net deferred tax assets ($64 million at December 28, 1997) is dependent on future taxable income. While the Company believes that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Risk Factors, may impact the ultimate realization of such assets.

OTHER ITEMS

  International sales were 57, 53 and 56 percent of total sales in 1997, 1996 and 1995, respectively. During 1997, approximately 12 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) While, to date, the impact on sales of the economic crisis in Asia has been immaterial, the Company has recently experienced slightly lower than expected demand in Asia, primarily in its telecommunication products. The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material.

FINANCIAL CONDITION

  Cash flow from operating activities was approximately $399 million in 1997, compared to $89 million and $545 million in 1996 and 1995, respectively. Net operating cash flows in 1997 increased year over year due to a reduction in net loss of $48 million combined with increases in non-cash adjustments to net loss of $143 million and an increase in the net change in operating assets and liabilities of $119 million. The increased non-cash adjustments resulted primarily from increased depreciation and amortization, a reduction in net gain on the sale of available-for-sale securities and a reduction in undistributed income of joint venture. The increase in the net change in operating assets and liabilities resulted from an increase in payables and recovery of tax refund receivables offset in part by increases in accounts receivable, prepaid expenses and inventories.

  Investing activities consumed $633 million in cash during 1997, substantially all of which consisted of capital expenditures, compared to $276 million and $706 million in 1996 and 1995, respectively. Capital expenditures totaled $685 million in 1997, up from $485 million in 1996, as the Company continued to invest in property, plant and equipment primarily for Fab 25 and Dresden Fab 30. Capital expenditures in 1996 were offset by net proceeds from the sale of short-term investments of approximately $207 million. Investing activities in

1995 included primarily capital expenditures of $626 million combined with net purchases of short-term investments of $67 million and investment in joint venture of $18 million.

  The Company's financing activities provided cash of $309 million in 1997, compared to $227 million and $202 million in 1996 and 1995, respectively. Financing sources of cash primarily included borrowings from a $250 million four-year secured term loan in 1997, the sale of $400 million of Senior Secured Notes in 1996 (the Senior Secured Notes) and borrowings from a $150 million four-year term loan in 1995. The above sources were offset by the debt repayments of $80 million, $253 million and $143 million in 1997, 1996 and 1995, respectively. Financing activities for all years presented include issuance of common stock under employee stock plans, as well as $66 million in 1995 from the issuance of stock in NexGen in connection with its initial public offering.

  The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the conversion of Fab 25 to 0.25 micron process technology and the construction and facilitization of Dresden Fab 30.

  Dresden Fab 30 is being constructed by AMD Saxony, an indirect wholly owned German subsidiary of the Company. This 900,000-square-foot submicron integrated circuit manufacturing and design facility is to be completed over the next four years at a present estimated cost of approximately $1.9 billion. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of guarantees of bank debt, investment grants and subsidies and interest subsidies, all of which are denominated in deutsche marks. In March 1997, AMD Saxony entered into a Loan Agreement (the Dresden Loan Agreement), also denominated in deutsche marks, with a consortium of banks led by Dresdner Bank AG. The plan for Dresden has been revised recently to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, which has increased the proportion of the project to be funded by the Company rather than the Federal Republic of Germany, the State of Saxony and the consortium of banks. The Company entered into foreign currency hedging transactions for Dresden Fab 30 during the first quarter of 1997 and anticipates entering into additional such foreign currency hedging transactions in the first quarter of 1998 and in the future.

  In connection with the Dresden Loan Agreement, as amended in February 1998, the Company has agreed to invest in AMD Saxony over the next two years equity and subordinated loans, and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement until Dresden Fab 30 has been completed. In addition, after completion of Dresden Fab 30, the Company has agreed to make funds available to AMD Saxony if the subsidiary does not meet its fixed charge coverage ratio covenant. The Company has also agreed to fund certain contingent obligations, including various obligations to fund project cost overruns, if any.

  In addition to the Company's activities in Dresden, the FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At December 28, 1997 AMD had loan guarantees of $48 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provided for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at December 28, 1997. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in

October 1998. As of December 28, 1997, the Company also had available unsecured uncommitted bank lines of credit in the amount of $67 million, of which $7 million was outstanding.

  In February 1998, certain of the covenants under the Credit Agreement were amended. The Company will be required to raise funds through external financing in the second quarter of 1998 in order to meet certain of these amended covenants and to continue to make the substantial capital investments required to convert Fab 25 to 0.25 micron process technology, as well as for other ongoing capital investments. The Company has filed a shelf registration statement for the offering of debt or equity securities under the Securities Act of 1933, as amended.

  Under the terms of the February 1998 amendments to the Dresden Loan Agreement, the Company is also required to make subordinated loans to, or equity investments in, AMD Saxony, totaling $100 million in 1998 and $170 million in 1999. AMD is required to fund $70 million of the 1999 amount on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999;
(iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999.

  In the event the Company is unable to obtain the external financing necessary to meet its covenants under the Credit Agreement, it will also be unable to fund its capital investments planned for 1998. In addition, in the event the Company is unable to meet its obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreement, AMD Saxony will be unable to complete Dresden Fab 30 and the Company will be in default under the Dresden Loan Agreement, the Credit Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on the Company. There can be no assurance that the Company will be able to obtain the funds necessary to fulfill these obligations and any such failure would have a material adverse effect on the Company.

  The Company believes that cash flows from operations and current cash balances, together with external financing activities during 1998, will be sufficient to fund operations and capital investments currently planned through 1998.

RISK FACTORS

  The Company's business, results of operations and financial condition are subject to a number of risk factors, including the following:

 Financing Requirements

  The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the conversion of Fab 25 to 0.25 micron process technology and the construction and facilitization of Dresden Fab 30.

  The Company also plans to continue to make investments in FASL. The FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At December 28, 1997, AMD had loan guarantees of $48 million outstanding with respect to such loans.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provided for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at December 28, 1997. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998.

  In February 1998, certain of the covenants under the Credit Agreement were amended. The Company will be required to raise funds through external financing in the second quarter of 1998 in order to meet certain of these amended covenants and to continue to make the substantial capital investments required to convert Fab 25 to 0.25 micron process technology, as well as for other ongoing capital investments.

  In March 1997, the Company's indirect wholly owned subsidiary, AMD Saxony, entered into a Loan Agreement (the Dresden Loan Agreement) with a consortium of banks led by Dresdner Bank AG. Under the terms of the February 1998 amendments to the Dresden Loan Agreement, the Company is required to make subordinated loans to, or equity investments in, AMD Saxony, totaling $100 million in 1998 and $170 million in 1999. AMD is required to fund $70 million of the 1999 amount on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds;
(ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the Company does not fund through
(i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999.

  In the event the Company is unable to obtain the external financing necessary to meet its covenants under the Credit Agreement, it will also be unable to fund its capital investments planned for 1998. In addition, in the event the Company is unable to meet its obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreement, AMD Saxony will be unable to complete Dresden Fab 30 and the Company will be in default under the Dresden Loan Agreement, the Credit Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on the Company. There can be no assurance that the Company will be able to obtain the funds necessary to fulfill these obligations and any such failure would have a material adverse effect on the Company.

 Microprocessor Products

  Investment in and Dependence on K86 AMD Microprocessor Products; Transition to 0.25 Micron Process. The Company's microprocessor business has in the past, and will in 1998, continue to significantly impact the Company's revenues, margins and operating results. The Company plans to continue to make significant capital expenditures to support the microprocessor business in 1998, which will be a substantial drain on the Company's cash flow and cash balances.

  The Company's ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 microprocessor in 1998 and future generations of K86 microprocessors in 1999 and beyond. The microprocessor market is characterized by very short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel Corporation in this market, the Company must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. The Company has recently experienced significant difficulty in achieving its microprocessor yield and volume plans on 0.35 micron process technology, which in turn has adversely affected the Company's results of operations and liquidity. The Company has determined that it must convert from
0.35 micron to 0.25 micron process technology in Fab 25 as soon as possible in order to meet customer microprocessor needs for performance and volume, and to compete successfully against Intel. The Company's process technology transition schedule is aggressive and entails a high degree of risk. The Company's 0.25 micron process technology, while successfully put into production in the Company's Submicron Development Center in Sunnyvale, California, has not been qualified in Fab 25. There can be no assurance that the Company will execute a successful transition to 0.25 micron process technology in Fab 25, or that the

Company will achieve the production ramp necessary to meet customer needs for higher performance AMD-K6 microprocessors in the volumes customers require, or that the Company will increase revenues sufficient to achieve profitability in the microprocessor business. The failure to convert Fab 25 to 0.25 micron process technology on a timely basis could adversely affect unit production yields and volumes, result in the failure to meet customer demands, cause customers to cease purchasing AMD-K6 microprocessors, and could impact the viability of the Company's microprocessor business, any of which would have a material adverse effect on the Company.

  The Company's production and sales plans for the AMD-K6 microprocessors are subject to other risks and uncertainties, including: whether the Company can successfully fabricate higher performance AMD-K6 processors in planned volume mixes; whether it can significantly improve production yields on wafers still being processed on 0.35 micron process technology; the effects of Intel new product introductions, marketing strategies and pricing; the continued development of worldwide market acceptance for the AMD-K6 processor and systems based on it; whether the Company will have the financial and other resources necessary to continue to invest in the microprocessor business, including leading-edge wafer fabrication equipment and advanced process technologies; the possibility that products newly introduced by the Company may be found to be defective; possible adverse market conditions in the personal computer market and consequent diminished demand for the Company's processors; and unexpected interruptions in the Company's manufacturing operations.

  In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessor at least 25 percent below the published price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and has impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and has impacted the Company's margins. A failure to significantly improve production yields and volumes, achieve the production ramp and product performance improvements necessary to meet customer needs, continue to achieve market acceptance of the Company's AMD-K6 microprocessors and increase market share, or to increase AMD-K6 revenues substantially would have a material adverse effect on the Company.

  AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor. The success of the AMD-K7 and future generation microprocessors depends greatly on the Company achieving success and increasing market share with the AMD-K6 processor. See also discussions below regarding Intel Dominance and Process Technology.

  Intel Dominance. Intel has long held a dominant position in the market for microprocessors used in personal computers. Intel Corporation's dominant market position enables it to set and control x86 microprocessor standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength and dominant position enable it to vary prices on its microprocessors at will and thereby affect the margins and profitability of its competitors. Intel Corporation's strength also enables it to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, many other technology companies. The Company expects Intel to continue to invest heavily in research and development, new manufacturing facilities, other technology companies and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers, industry suppliers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants, may have a material adverse effect on the Company.

  As Intel has expanded its dominance over the entirety of the PC system platform, many PC manufacturers have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chipsets or in assembled motherboards. The trend has been for PC OEMs to be increasingly dependent on Intel, less innovative on their own, and more of a distribution channel for Intel technology. In marketing its microprocessors to these OEMs and dealers, AMD depends upon companies other than Intel for the design and manufacture of core-logic chipsets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes and will continue to make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of core-logic chipsets, motherboards, BIOS software and other components. The Company similarly intends to expand its chipset and system design capabilities, and to offer OEMs licensed system designs incorporating the Company's processors and companion products. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that, as Intel introduces future generations of microprocessors, chipsets and motherboards, the design of chipsets, memory and other semiconductor devices, and higher level board products which support Intel microprocessors, will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems.

  Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium and AMD-K6 processors. Thus, Intel is decreasing its support of the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 microprocessor is designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II processors, the Company intends to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessor, including support for enhancements and features the Company plans to add to the processor. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 microprocessor will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with the Pentium II processors, because the Company's patent cross-license agreement with Intel does not extend to AMD processors that are bus interface protocol compatible with Intel Corporation's Pentium Pro, Pentium II and subsequent generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend not only upon its success in designing and developing the microprocessors, but also in ensuring either that the microprocessors can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.

  Dependence on Microsoft and Compatibility Certifications. The Company's ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. There can be no assurance that Microsoft will provide support in its operating systems for x86 instructions innovated by the Company and designed into its processors but not used by Intel in its processors. This uncertainty may cause independent software providers to forego designing their software applications to take advantage of AMD innovations, which would adversely affect the Company's ability to market its processors. In addition, AMD has obtained Windows, Windows 95 and Windows NT certifications from Microsoft and other appropriate certifications from recognized testing organizations for its K86 microprocessors. A failure to maintain certifications from Microsoft would prevent the Company from describing and labeling its K86 microprocessors as Microsoft Windows compatible. This could substantially impair the Company's ability to market the products and could have a material adverse effect on the Company.

  Fluctuations in PC Market. Since most of the Company's microprocessor products are used in personal computers and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future. For example, economic conditions in Asia could lead to reduced worldwide demand for PCs and the Company's processors.

  Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586(TM) and Nx686(TM), to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 microprocessors are AMD products and not NexGen products. There can be no assurance that another company will not seek to establish rights with respect to the microprocessors. If another company were deemed to have rights to produce the Company's AMD-K6 microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

 Flash Memory Products

  Importance of Flash Memory Device Business; Increasing Competition. The market for Flash memory devices continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues is derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. During 1996 and 1997, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as more competitors emerge. A decline in the Company's Flash memory device business or declines in the gross margin percentage in this business could have a material adverse effect on the Company.

 Manufacturing

  Capacity. The Company's manufacturing facilities have been underutilized from time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company is increasing its manufacturing capacity by making significant capital investments in Fab 25 and in Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. The Company is also building a new test and assembly facility in Suzhou, China. There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and could have a material adverse effect on the Company.

  In contrast to the above, there also have been situations in the past in which the Company's manufacturing facilities were inadequate to enable the Company to meet demand for certain of its products. In addition to having its own fabrication facilities, AMD has foundry arrangements for the production of its products by third parties. Any inability of AMD to generate sufficient manufacturing capacities to meet demand, either in its own facilities or through foundry or similar arrangements with others, could have a material adverse effect on the Company.

  Process Technology. Manufacturers of integrated circuits constantly seek to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company fails to successfully ramp production in Fab 25 to 0.25 micron process technology, if the Company's microprocessors fail to continue to gain market acceptance or if the market for its

Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company. For example, the Company's ability to generate sufficient revenue to achieve profitability in the microprocessor business in the near future and the Company's success in competing with Intel, and producing higher performance AMD-K6 microprocessors in volumes sufficient to increase market share depends on the timely development and qualification of 0.25 micron process technology in Fab 25. There can be no assurance that the Company will be able to commit Fab 25 production to a qualified 0.25 micron process technology in order to fabricate product in sufficient volume to generate revenue necessary to offset investments in Fab 25 and meet the anticipated needs and demands of its customers. Likewise, the Company is making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18 micron process technology and copper interconnect technology in order to manufacture the AMD-K7 microprocessor beginning in 1999. There can be no assurance that the Company will be able to develop or obtain the leading edge process technologies that will be required in Dresden Fab 30 to fabricate the AMD-K7 microprocessor successfully.

  Manufacturing Interruptions and Yields. Any substantial interruption with respect to any of the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. For example, the Company's recent results have been negatively affected by disappointing AMD-K6 microprocessor yields. The Company may in the future be materially adversely affected by fluctuations in manufacturing yields. The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include errors and interruptions in the fabrication process, equipment performance, process controls as well as other risks, all of which can affect yields.

  Product Incompatibility. While AMD submits its products to rigorous internal and external testing, there can be no assurance that the Company's products will be compatible with all industry-standard software and hardware. Any inability of the Company's customers to achieve such compatibility or compatibility with other software or hardware after the Company's products are shipped in volume could have a material adverse effect on the Company. There can be no assurance that AMD will be successful in correcting any such compatibility problems that are discovered or that such corrections will be acceptable to customers or made in a timely manner. In addition, the mere announcement of an incompatibility problem relating to the Company's products could have a material adverse effect on the Company.

  Product Defects. One or more of the Company's products may possibly be found to be defective after AMD has already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. Product returns could impose substantial costs on AMD and have a material adverse effect on the Company.

  Essential Manufacturing Materials. Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by a few foreign companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company. To date, AMD has not experienced significant difficulty in obtaining necessary raw materials.

  International Manufacturing and Foundries. Nearly all product assembly and final testing of the Company's products are performed at the Company's manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. AMD has a 50-year land lease in Suzhou, China, to be used for the construction and operation of an additional assembly and test facility. The Company also depends on foreign foundry suppliers and joint ventures for the manufacture of a portion of its finished silicon wafers.

Foreign manufacturing and construction of foreign facilities entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

OTHER RISK FACTORS

  Debt Restrictions. The Credit Agreement and the Indenture for the Senior Secured Notes contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on the Company.

  In addition, the agreements entered into by AMD Saxony in connection with the Dresden Fab 30 loan substantially prohibit the transfer of assets from AMD Saxony to the Company, which will prevent the Company from using current or future assets of AMD Saxony other than to satisfy obligations of AMD Saxony.

  Programmable Logic Software Risks. Historically, the Company's programmable logic subsidiary, Vantis, has depended on third parties to develop and maintain software "fitters" that allow electrical circuit designs to be implemented using Vantis' complex programmable logic devices. Currently, Vantis has contracted with MINC, Inc. (MINC), a vendor of complex programmable logic device software development tools, to develop and maintain software fitters for Vantis' products. If MINC were to stop developing and maintaining software fitters for Vantis' products, or if the software developed by MINC was subject to delays, errors or "bugs," and Vantis was not able to internally develop and maintain such software fitters, then Vantis would need to find another vendor for such services. No assurance can be given that Vantis would be able to locate additional software development tool vendors with the available capacity and technology necessary for the development and maintenance of software fitter tools, or, if an additional vendor or vendors were identified, that Vantis would be able to enter into contracts with such vendors on terms acceptable to Vantis. Any interruption in the MINC services, or Vantis' inability to find an acceptable alternative vendor for software services in a timely manner, could have a material adverse effect on Vantis.

  Vantis recently initiated efforts to manage and control the development and maintenance of software fitters for Vantis' products internally. Undertaking significant software development projects is a new effort for Vantis and is subject to many risks, including risks of delays, errors and "bugs," and customer resistance to change. If Vantis' internally-developed software is not available as scheduled or fails to gain market acceptance, Vantis would need to contract on acceptable terms with vendors having the available capacity and technology to develop and maintain such software. No assurance can be given that Vantis' efforts to internally develop and maintain the software needed to sell and support its products will be successful. Any inability of Vantis to successfully develop and maintain software internally in a cost-effective manner could have a material adverse effect on Vantis.

  Vantis' Dependence on Effective Deployment and Management of Newly-Created FAE Staff. Vantis' major competitors each have a well established network of field application engineers (FAEs). In comparison, Vantis has only recently created its own network of FAEs in order to support its products more effectively and to enhance customer satisfaction with those products. FAEs service larger customer accounts by consulting with customers on specific product issues and providing feedback to Vantis as to customer needs. The future success of Vantis may be affected by its ability to deploy and manage such FAEs and to continue to attract and retain qualified technical personnel to fill these positions. Currently, availability of such qualified technical personnel is limited, and competition among companies for experienced FAEs is intense. During strong business cycles,

Vantis expects to experience difficulty in filling its needs for FAEs. No assurance can be given that Vantis will be able to effectively deploy or manage its new network of FAEs, and the failure to do so could delay or limit customer acceptance of Vantis products and otherwise have a material adverse effect on Vantis.

  Recent Introduction of Vantis' FPGA Products. In January of 1998, Vantis introduced its first field programmable gate array (FPGA) products, which it intends to sell under the VF1 name beginning in the second half of 1998. The market for FPGAs is highly competitive. The design, marketing and sale of FPGA products is subject to many risks, including risks of delays, errors, and customer resistance to change. Vantis does not anticipate significant sales of the VF1 family of products until 1999 at the earliest, and no assurance can be given that its VF1 FPGA products will be available as scheduled or will gain market acceptance. Inadequate forecasts of customer demand, delays in responding to technological advances or to limitations of the VF1 FPGA products, and delays in commencing volume shipments of the VF1 FPGA products each could have a material adverse effect on Vantis. Failure to compete successfully in this highly competitive FPGA market would restrict Vantis' ability to offer high performance products across all major segments of the PLD market and could have a material adverse effect on Vantis.

  Technological Change and Industry Standards. The market for the Company's products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Currently accepted industry standards may change. The Company's success depends substantially upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to its products, in market demand for products based on a particular technology or of accepted industry standards could have a material adverse effect on the Company. There can be no assurance that AMD will be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others, or that any such new products will achieve market acceptance.

  Competition. The IC industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as a successive generation of products is developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of ICs is based on performance, product quality and reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis.

  Fluctuations in Operating Results. The Company's operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, production capacity levels and fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products produced and sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. The Company's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of the Company's control. These factors are difficult to forecast, and these or other factors could materially adversely affect the Company's quarterly or annual operating results.

  Order Revision and Cancellation Policies. AMD manufactures and markets standard lines of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Furthermore, the failure to successfully ramp production to 0.25 micron process technology in Fab 25 and to increase production levels could cause existing demand to abate from current levels, which would have a material adverse effect on the Company. Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, in most instances AMD protects its distributors' inventory of the Company's products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. The market for the Company's products is generally characterized by, among other things, severe price competition. The price protection and return rights AMD offers to its distributors could materially adversely affect the Company if there is an unexpected significant decline in the price of the Company's products.

  Key Personnel. The Company's future success depends upon the continued service of numerous key engineering, manufacturing, sales and executive personnel. There can be no assurance that AMD will be able to continue to attract and retain qualified personnel necessary for the development and manufacture of its products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to the Company's product development programs or otherwise have a material adverse effect on the Company.

  Intellectual Property Rights; Potential Litigation. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets, trademarks and other measures, there can be no assurance that the Company will be able to protect its technology or other intellectual property adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the Company's patents and other rights.

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

  International Sales. AMD derives a substantial portion of its revenues from its sales subsidiaries located in Europe and Asia Pacific. The Company's international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates for taxes and tariffs. For example, there is currently an economic crisis in Asia.

  Domestic and International Economic Conditions. The Company's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company. The further decline of the economic condition in Asia could in the future affect demand for microprocessors and other integrated circuits, which could have an adverse effect on the Company's sales and operating results.

  Volatility of Stock Price; Ability to Access Capital. Based on the trading history of its stock, AMD believes factors such as quarterly fluctuations in the Company's financial results, announcements of new products and/or pricing by AMD or its competitors, the pace of new product manufacturing ramps, production yields of key products and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of the Company's common stock and consequently limit the Company's ability to raise capital or to make acquisitions. The Company's current business plan envisions substantial cash outlays requiring external capital financing. There can be no assurances that capital and/or long-term financing will be available on terms favorable to the Company or in sufficient amounts to enable the Company to implement its current plan.

  Earthquake Danger. The Company's corporate headquarters, a portion of its manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

  Impact of Year 2000. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will use both internal and external resources to reprogram or replace and test the software for Year 2000 modifications.

  The Company has a plan to formally communicate with all of its significant suppliers and/or subcontractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company is currently assessing its exposure to contingencies related to the Year 2000 Issue for the products it has sold; however, it does not expect these to have a material impact on the operations of the Company.

  The Company anticipates completing the Year 2000 project by the first quarter of 1999, which is prior to any anticipated impact on its operating systems. This date is contingent upon the timeliness and accuracy of software upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other factors. The total expense of the Year 2000 project is estimated at $10 million, which is not material to the Company's business operations or financial condition. The expenses of the Year 2000 project are being funded through operating cash flows.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.

  The Company mitigates default risk by investing in only the highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

  The Company has no cash flow exposure due to rate changes for its $400 million Senior Secured Notes. It does have cash flow exposure on its $250 million bank term loan due to its variable LIBOR pricing. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

  From time to time, the Company enters into interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the Company's interest rate exposure from floating to fixed rate. There were no interest rate swaps outstanding at the end of fiscal 1997.

  The table below presents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                         FAIR
                           1998      1999     2000    2001  2002  THEREAFTER  TOTAL     VALUE
                         --------  --------  -------  ----  ----  ---------- --------  --------
Assets
Cash Equivalents
 Fixed rate............. $ 37,761       --       --    --    --         --   $ 37,761  $ 37,696
 Average rate...........     5.64%      --       --    --    --         --       5.64%      --
Short-term Investments
 Fixed rate............. $164,538       --       --    --    --         --   $164,538  $165,174
 Average rate...........     5.71%      --       --    --    --         --       5.71%      --
 Variable rate.......... $ 61,200       --       --    --    --         --   $ 61,200  $ 61,200
 Average rate...........     6.04%      --       --    --    --         --       6.04%      --
Long-term Investments
 Equity investments.....      --   $  6,161      --    --    --         --   $  6,161  $  7,428
 Fixed rate.............      --   $  1,997      --    --    --         --   $  1,997  $  2,092
 Average rate...........      --       5.88%     --    --    --         --       5.88%      --
Total Investments
 Securities............. $263,499  $  8,158      --    --    --         --   $271,657  $273,590
 Average rate...........     5.80%     5.88%     --    --    --         --       5.80%      --
Long-term Debt
 Fixed rate............. $  5,926  $  1,370  $ 1,537  $167  $184   $400,872  $410,056  $440,554
 Average rate...........     7.15%     7.18%    7.17% 9.88% 9.88%     10.98%    10.91%      --
 Variable rate.......... $ 31,250  $125,000  $93,750   --    --         --   $250,000  $221,548
 Average rate...........     7.56%     7.56%    7.56%  --    --         --       7.56%      --

FOREIGN EXCHANGE RISK

  From time to time, the Company enters into foreign exchange forward and option contracts to reduce its exposure to currency fluctuations on its net monetary assets position in its foreign subsidiaries, liabilities for products purchased from FASL, fixed asset purchase commitments and subordinated loan obligations to AMD Saxony. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results and on the cost of capital asset acquisitions. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $49 million (notional amount) of short-term foreign exchange forward contracts denominated in yen, deutsche mark, lira, French franc, pound sterling and Dutch guilder. The Company also had $150 million in call options outstanding to hedge its future loan or equity obligations to AMD Saxony. Gains and losses related to these instruments at December 28, 1997 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments in the future. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

  The following table provides information about the Company's foreign exchange forward contracts and purchased call options at December 28, 1997.

                                           DECEMBER 28, 1997
                                  -----------------------------------------
                                  NOTIONAL         AVERAGE       ESTIMATED
                                   AMOUNT       CONTRACT RATE   FAIR VALUE
                                  ------------- --------------  -----------
                                  IN THOUSANDS, EXCEPT CONTRACT RATES
   Foreign Currency Forward
    Exchange Contracts:
   Dutch Guilders................ $      27,861            2.01    $     238
   Japanese Yen..................         9,688          129.41           76
   Italian Lira..................         6,323         1739.00            2
   French Francs.................         2,110            5.94           (1)
   Deutsche Marks................         1,695            1.77          --
   Pound Sterling................           823            1.65           (6)
                                  -------------                    ---------
                                  $      48,500                    $     309
   Purchased Call Options:
   Deutsche Marks................ $     150,000            1.45          369

  The following table presents outstanding option contracts expiring in 1998 and 1999. The Company has no outstanding option contracts expiring later than 1999. All of the Company's foreign currency forward contracts mature within the next twelve months.

                     NOTIONAL AMOUNT BY EXPECTED MATURITY
                  AVERAGE STRIKE PRICE (FOREIGN CURRENCY/USD)

(DOLLARS IN THOUSANDS)                                 1998    1999    TOTAL
----------------------                                ------- ------- --------
Option Contracts to Purchase Foreign Currencies for
 US$
Deutsche Marks
  Notional Amount.................................... $75,000 $75,000 $150,000
  Average Contract Rate..............................    1.45    1.45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements required by this item are set forth on pages F-2 through F-27.

                          SUPPLEMENTARY FINANCIAL DATA

                            1997 AND 1996 BY QUARTER
                                  (UNAUDITED)

                          DEC. 28,  SEPT. 28,  JUNE 29,  MAR. 30,  DEC. 29,  SEPT. 29,  JUNE 30,   MAR. 31,
                            1997      1997       1997      1997      1996      1996       1996       1996
                          --------  ---------  --------  --------  --------  ---------  ---------  --------
                                             (THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales...............  $613,171  $596,644   $594,561  $551,999  $496,868  $456,862   $ 455,077  $544,212
Expenses:
 Cost of sales..........   428,856   428,240    372,266   349,076   354,622   337,692     379,779   368,735
 Research and
  development...........   127,031   125,917    110,021   104,908   107,499   105,656      92,768    94,780
 Marketing, general and
  administrative........   102,296   100,915    102,983    94,519    88,292    90,432      83,063   103,011
                          --------  --------   --------  --------  --------  --------   ---------  --------
                           658,183   655,072    585,270   548,503   550,413   533,780     555,610   566,526
                          --------  --------   --------  --------  --------  --------   ---------  --------
Operating income (loss).   (45,012)  (58,428)     9,291     3,496   (53,545)  (76,918)   (100,533)  (22,314)
Interest income and
 other, net.............     6,525     5,532      9,718    13,322     4,079     4,214      23,039    28,059
Interest expense........   (11,757)  (14,151)    (9,958)   (9,410)   (7,601)   (3,443)     (1,812)   (1,981)
                          --------  --------   --------  --------  --------  --------   ---------  --------
Income (loss) before
 income taxes and equity
 in joint venture.......   (50,244)  (67,047)     9,051     7,408   (57,067)  (76,147)    (79,306)    3,764
Provision (benefit) for
 income taxes...........   (29,861)  (30,072)     2,630     2,148   (22,826)  (30,459)    (31,723)      --
                          --------  --------   --------  --------  --------  --------   ---------  --------
Income (loss) before
 equity in joint
 venture................   (20,383)  (36,975)     6,421     5,260   (34,241)  (45,688)    (47,583)    3,764
Equity in net income of
 joint venture..........     8,049     5,300      3,547     7,691    12,998     7,326      12,911    21,563
                          --------  --------   --------  --------  --------  --------   ---------  --------
NET INCOME (LOSS)
 APPLICABLE TO COMMON
 STOCKHOLDERS...........  $(12,334) $(31,675)  $  9,968  $ 12,951  $(21,243) $(38,362)  $ (34,672) $ 25,327
                          ========  ========   ========  ========  ========  ========   =========  ========
NET INCOME (LOSS) PER
 COMMON SHARE
 Basic..................  $  (0.09) $  (0.22)  $   0.07  $   0.09  $  (0.15) $  (0.28)  $   (0.26) $   0.19
                          ========  ========   ========  ========  ========  ========   =========  ========
 Diluted................  $  (0.09) $  (0.22)  $   0.07  $   0.09  $  (0.15) $  (0.28)  $   (0.26) $   0.18
                          ========  ========   ========  ========  ========  ========   =========  ========
Shares used in per share
 calculation
 Basic..................   141,889   141,055    140,255   138,616   137,102   135,487     134,687   133,229
                          ========  ========   ========  ========  ========  ========   =========  ========
 Diluted................   141,889   141,055    147,919   146,758   137,102   135,487     134,687   138,399
                          ========  ========   ========  ========  ========  ========   =========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

          NAME                                       POSITION
          ----                                       --------
W. J. Sanders III....... Chairman of the Board and Chief Executive Officer
Richard Previte......... Director, President and Chief Operating Officer and Member of
                          the Office of the CEO
S. Atiq Raza............ Director, Executive Vice President, Chief Technical Officer and
                          Member of the Office of the CEO
Eugene D. Conner........ Executive Vice President, Operations and Member of the Office of
                          the CEO
Marvin D. Burkett....... Senior Vice President, Chief Financial and Administrative
                          Officer and Treasurer
William T. Siegle....... Senior Vice President, Technology Development and Wafer
                          Fabrication Operations and Chief Scientist
Stanley Winvick......... Senior Vice President, Human Resources
Stephen J. Zelencik..... Senior Vice President and Chief Marketing Executive
Thomas M. McCoy......... Vice President, General Counsel and Secretary
Dr. Friedrich Baur...... Director
Charles M. Blalack...... Director
Dr. R. Gene Brown....... Director
Joe L. Roby............. Director
Dr. Leonard M.
 Silverman.............. Director

  W.J. Sanders III--Mr. Sanders, 61, is Chairman of the Board and Chief Executive Officer of Advanced Micro Devices, Inc. Mr. Sanders co-founded the Company in 1969. He is also a director of Donaldson, Lufkin & Jenrette, Inc., the parent company of Donaldson, Lufkin & Jenrette Securities Corporation.

  Richard Previte--Mr. Previte, 63, is President, Chief Operating Officer and Member of the Office of the CEO of Advanced Micro Devices, Inc. Prior to his election as President in 1990, Mr. Previte served as Executive Vice President and Chief Operating Officer from 1989 to 1990, Chief Financial Officer and Treasurer of the Company from shortly after its founding in 1969 until 1989, and Chief Administrative Officer and Secretary of the Company from 1986 to 1989.

  S. Atiq Raza--Mr. Raza, 49, is Executive Vice President, Chief Technical Officer and Member of the Office of the CEO of Advanced Micro Devices, Inc. Mr. Raza became Senior Vice President and Chief Technical Officer of AMD following the acquisition of NexGen, Inc. (NexGen) by the Company on January 17, 1996 and became an Executive Vice President and Member of the Office of the CEO in 1997. Prior to joining the Company, Mr. Raza was the Chairman, Chief Executive Officer, President and Secretary of NexGen and held those positions since 1991. From September 1988 until January 1991, Mr. Raza served as Executive Vice President of NexGen, responsible for engineering, marketing and prototype manufacturing. He was a member of the Board of Directors of NexGen since August 1989 and was elected Chairman of the Board in May 1994.

  Eugene D. Conner--Mr. Conner, 54, is Executive Vice President, Operations and Member of the Office of the CEO of Advanced Micro Devices, Inc. Mr. Conner joined the Company in 1969. Mr. Conner was elected an executive officer in 1981 and began serving as Executive Vice President, Operations in 1997. Mr. Conner began serving as a Member of the Office of the CEO in 1997.

  Marvin D. Burkett--Mr. Burkett, 56, is Senior Vice President, Chief Financial and Administrative Officer and Treasurer of Advanced Micro Devices, Inc. Mr. Burkett became Senior Vice President, Chief Financial and Administrative Officer and Treasurer in 1989. Mr. Burkett was Controller of Advanced Micro Devices, Inc. from 1972 to 1989.

  William T. Siegle--Mr. Siegle, 59, is Senior Vice President, Technology Development and Wafer Fabrication Operations and Chief Scientist of Advanced Micro Devices, Inc. Prior to his appointment as Senior Vice President in 1998, Mr. Siegle was Group Vice President, Technology Development Group and Chief Scientist since 1997. Prior to his appointment as Group Vice President, Mr. Siegle served as Vice President, Integrated Technology Department and Chief Scientist since 1990.

  Stanley Winvick--Mr. Winvick, 58, is Senior Vice President, Human Resources of Advanced Micro Devices, Inc. Prior to his appointment as Senior Vice President in 1991, Mr. Winvick served as Vice President, Human Resources since 1980.

  Stephen J. Zelencik--Mr. Zelencik, 63, is Senior Vice President and Chief Marketing Executive of Advanced Micro Devices, Inc. and has held his current position since 1979.

  Thomas M. McCoy--Mr. McCoy, 47, is Vice President, General Counsel and Secretary of Advanced Micro Devices, Inc. Prior to his appointment as Vice President in 1995, Mr. McCoy was with the law firm of O'Melveny and Myers where he had been a partner since 1985.

  Dr. Friedrich Baur--Dr. Baur, 70, has been President and Managing Partner of MST Beteiligungs und Unternehmensberatungs GmbH, a German consulting firm, since 1990. Beginning in 1953, Dr. Baur held a variety of positions of increasing responsibility with Siemens AG, retiring in 1982 as Executive Vice President and a Managing Director. He also represented Siemens AG on the Board of Directors of Advanced Micro Devices, Inc. from 1978 until 1982. From 1982 to 1990, Dr. Baur was Chairman of the Board of Zahnradfabrik Friedrichshafen AG.

  Charles M. Blalack--Mr. Blalack, 71, is Chairman of the Board and Chief Executive Officer of Blalack and Company, an investment banking firm and a member of the National Association of Securities Dealers, Inc. (NASD). From 1970 until 1991, Mr. Blalack was Chief Executive Officer of Blalack-Loop, Inc., also an investment banking firm and member of the NASD. Prior to 1970, he was founder, chairman and chief executive officer of BW & Associates, an investment banking firm and member of the New York Stock Exchange. Mr. Blalack was a member of the Board of Directors of Monolithic Memories, Inc. until it was acquired by the Company in 1987.

  Dr. R. Gene Brown--Dr. Brown, 65, is a private investor and financial and management consultant. Dr. Brown is also a non-employee Managing Director of Putnam, Hayes & Bartlett, Inc., an economic and management consulting firm. From 1961 to 1968, Dr. Brown was a full-time professor in the graduate schools of business at Harvard University, and then Stanford University. From 1968 to 1974, Dr. Brown was Vice President of Corporate Development for Syntex Corporation, and from 1974 to 1976, President of Berkeley BioEngineering.

  Joe L. Roby--Mr. Roby, 58, is the Chief Executive Officer, President and a director of Donaldson, Lufkin & Jenrette, Inc. (DLJ), a diversified financial services company and the parent company of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Roby has been a member of the Board of Directors of DLJ since 1989. He was appointed President of DLJ in February 1996 and Chief Executive Officer in February 1998. Mr. Roby served as the Chief Operating Officer of DLJ from November 1995 until February 1998. Previously, Mr. Roby was the Chairman of the Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation, a position he had held since 1989. In addition, Mr. Roby is a member of the Board of Directors of Sybron International Corporation.

  Dr. Leonard M. Silverman--Dr. Silverman, 58, is Dean of the School of Engineering of the University of Southern California, and has held that position since 1984. He was elected to the National Academy of Engineering in 1988, and is a Fellow of the Institute of Electrical and Electronic Engineers. Dr. Silverman served on the Board of Directors of Tandon Corporation from 1988 to 1993. Dr. Silverman is also a member of the Board of Directors of Diodes, Inc. and Netter Digital Entertainment, Inc.

  There is no family relationship between any directors or executive officers of the Company.

KEY EMPLOYEES

          NAME                                         POSITION
          ----                                         --------
Donald M. Brettner...... Group Vice President, Manufacturing Services Group
Gary O. Heerssen........ Group Vice President and Co-General Manager, Wafer Fabrication Group
Walid Maghribi.......... Group Vice President, Memory Group
Daryl Ostrander......... Group Vice President and Co-General Manager, Wafer Fabrication Group
Terryll R. Smith........ Group Vice President, Sales and Marketing

  Donald M. Brettner--Mr. Brettner, 61, is Group Vice President, Manufacturing Services Group of Advanced Micro Devices., Inc. Mr. Brettner joined the Company in 1982 and became Group Vice President, Manufacturing Services in 1996. Prior to joining the Company, Mr. Brettner was Chief Operating Officer at NBK Corporation and Vice President of Manufacturing Services at Fairchild Semiconductor.

  Gary O. Heerssen--Mr. Heerssen, 51, is Group Vice President and Co-General Manager, Wafer Fabrication Group of Advanced Micro Devices, Inc. Mr. Heerssen joined the Company in 1986 and became Group Vice President and Co-General Manager, Wafer Fabrication in 1996. Prior to joining the Company, Mr. Heerssen worked for Fairchild Semiconductor and spent 15 years with Texas Instruments in a variety of engineering and operations management positions.

  Walid Maghribi--Mr. Maghribi, 45, is Group Vice President, Memory Group of Advanced Micro Devices, Inc. Mr. Maghribi joined the Company in 1986 and became Group Vice President, Memory Group in 1997. Prior to joining the Company, Mr. Maghribi worked for Seeq Technology and National Semiconductor.

  Daryl Ostrander--Mr. Ostrander, 49, is Group Vice President and Co-General Manager, Wafer Fabrication Group of Advanced Micro Devices, Inc. Mr. Ostrander joined the Company in 1981 and became Group Vice President and Co-General Manager, Wafer Fabrication Group in 1998. Prior to his current position, Mr. Ostrander was Vice President, Austin Wafer Fabrication and Director of Fab 10 and Fab 15.

  Terryll R. Smith--Mr. Smith, 48, is Group Vice President, Sales and Marketing of Advanced Micro Devices, Inc. Mr. Smith joined the Company in 1975 and became Group Vice President, Sales and Marketing in 1996. Prior to his current position, Mr. Smith was Vice President of Sales & Marketing for European Operations in Switzerland, Vice President of International Sales & Marketing for AMD Sunnyvale and Group Vice President of Applications Solutions Products.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report to the Securities and Exchange Commission and the New York Stock Exchange their initial ownership of the Company's stock and any subsequent changes in that ownership. The Company believes that during fiscal year 1997, its officers, directors and holders of more than 10 percent of the Company's common stock filed all Section 16(a) reports on a timely basis. In making this statement, the Company has relied upon the written representations of its directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

  In 1997, directors who were not employees of the Company individually received an annual fee of $25,000, a fee of $1,500 for attendance at each regular or special meeting of the Board, and a fee of $1,000 for attendance at each meeting of each committee (other than the Nominating Committee) on which they served. In addition, the Chairman of the Audit Committee receives an annual fee of $20,000 for service in that capacity, and the

Chairman of the Compensation Committee receives an annual fee of $4,000 for service in that capacity. No additional amounts are paid for special assignments. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company, and, on occasion, travel expenses of their spouses.

  Pursuant to a nondiscretionary formula set forth in the 1996 Stock Incentive Plan, non-employee directors also currently receive stock options covering 15,000 shares on their initial election to the Board (the First Option), and automatically receive supplemental options covering 5,000 shares on each subsequent re-election (the Annual Option). The First Option vests in increments of 6,000, 4,500, 3,000 and 1,500 shares on July 15 of the first, second, third and fourth calendar years following election. Each Annual Option vests in increments of 1,667, 1,667, and 1,666 shares each on July 15 of the second, third and fourth calendar years following re-election. Each such option is granted with an exercise price at fair market value on the date of grant. These options expire on the earlier of ten years plus one day from the grant date or twelve months following termination of a director's service on the Board.

  Any non-employee director may elect to defer receipt of all or a portion of his annual fees and meeting fees, but not less than $5,000. Deferred amounts plus interest are credited to an account for recordkeeping purposes and are payable in a lump sum cash payment or in installments over a period of years, as elected by the director. Except in the case of the director's death or disability, payments commence upon the latest of the director's tenth anniversary of his first deferral, age 55, or upon retirement from the Board, but in no event later than age 70. The aggregate amount of retirement payments equals the director's deferred fees plus the accumulation of interest. In the event of the director's death, his beneficiary would receive the value of his account plus, in certain cases, a supplemental death benefit of up to ten times the average annual amount of his deferred fees. During 1997, Dr. Brown deferred fees in the amount of $20,000 pursuant to this program. In addition, in lieu of his annual fee, Dr. Brown received the use of an automobile provided by the Company, a value taxable to him at $26,053. Dr. Brown also received family medical and dental insurance coverage from the Company at a value of $2,385.

EXECUTIVE COMPENSATION

  The following table shows for the three fiscal years ended December 28, 1997, the compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to the four other most highly paid executive officers whose aggregate salary and bonus compensation exceeded $100,000.

                    SUMMARY COMPENSATION TABLE (1995-1997)

                                        ANNUAL COMPENSATION
                              -----------------------------------------------
             (A)              (B)     (C)        (D)                 (E)
                                                                 OTHER ANNUAL
 NAME AND PRINCIPAL POSITION  YEAR   SALARY   BONUS(1)           COMPENSATION
 ---------------------------  ---- ---------- ----------         ------------
W. J. Sanders III.............1997 $1,000,000 $  617,817(4)        $256,928(5)
 Chairman and Chief           1996 $1,038,461 $2,000,000(4)        $217,818(5)
 Executive Officer            1995 $  978,887 $2,026,961(4)        $278,704(5)

Richard Previte...............1997 $  757,477 $    8,068(6)        $      0
 President, Chief Operating   1996 $  709,312 $  558,945(6)        $      0
  Officer and Member of       1995 $  660,495 $1,358,757(6)        $      0
  the Office of the CEO

S. Atiq Raza..................1997 $  456,731 $    4,473           $      0
 Executive Vice President,    1996 $  306,350 $  330,693(8)        $      0
  Chief Technical Officer     1995 $        0 $        0           $      0
  and Member of the Office
  of the CEO

Eugene D. Conner..............1997 $  436,923 $    4,304           $      0
 Executive Vice President,    1996 $  406,635 $  100,000           $      0
  Operations and Member of    1995 $  362,789 $  324,718(11)       $      0
  the Office of the CEO

Stephen Zelencik..............1997 $  426,115 $    4,384           $      0
 Senior Vice President,       1996 $  426,676 $        0           $      0
 Chief Marketing Executive    1995 $  403,978 $  451,420(11)       $      0
                                      LONG-TERM COMPENSATION AWARDS
                              -----------------------------------------------------
             (A)                 (F)                   (G)               (I)
                              RESTRICTED           SECURITIES
                                STOCK              UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION    AWARDS          OPTIONS/SARS(/2/) COMPENSATION(/3/)
 ---------------------------  ----------------- ----------------- -----------------
W. J. Sanders III............. $      0                     0         $472,812
 Chairman and Chief            $      0             2,500,000         $ 49,454
 Executive Officer             $      0                     0         $ 34,923

Richard Previte............... $      0               100,000         $ 30,843
 President, Chief Operating    $882,296(7)            145,267         $ 38,429
  Officer and Member of the    $      0               100,000         $ 29,060
  Office of the CEO

S. Atiq Raza.................. $      0                75,000         $ 12,537
 Executive Vice President,     $533,346(9)            250,132         $  7,100
  Chief Technical Officer      $      0                     0         $      0
  and Member of the Office
  of the CEO

Eugene D. Conner.............. $      0                50,000         $ 18,753
 Executive Vice President,     $441,172(10)            72,632         $ 15,975
  Operations and Member of     $      0                50,000         $ 21,297
  the Office of the CEO

Stephen Zelencik.............. $      0                50,000         $ 29,313
 Senior Vice President,        $441,172(10)            72,632         $ 25,253
 Chief Marketing Executive     $      0                50,000         $ 20,890

-------
 (1) Includes cash profit sharing in the following amounts for Messrs. Sanders, Previte, Raza, Conner and Zelencik, respectively: for 1997, $10,371, $8,068, $4,473, $4,304, and $4,384; for 1995, $69,187, $46,157,
     $0, $25,535, and $28,009. No cash profit sharing was paid for 1996.

 (2) No SARs were awarded in 1997, 1996 or 1995.

 (3) Includes for 1997 for Mr. Sanders, pursuant to his Agreement, $400,000 in deferred retirement compensation and $23,000 as a deferred cost of living salary adjustment. Includes, for 1997 for Messrs. Sanders, Previte, Raza, Conner and Zelencik, the Company's matching contributions to the Company's 401(k) Plan in the amounts of $2,250, $2,250, $2,250, $2,250 and $2,250, respectively; the Company's matching contributions to the Executive Savings Plan (the ESP) in the amounts of $12,600, $0, $0, $4,219 and $3,988, respectively; imputed income from the term life insurance provided by the Company in the amounts of $8,680, $5,352, $1,458, $1,932 and $3,444, respectively; and premiums paid by the Company for individual insurance policies in the amount of $26,282, $23,241, $8,829, $10,352 and $19,631, respectively. Includes for 1996, the premiums paid by the Company for individual life insurance policies as set out in footnote 3 to the Summary Compensation Table in the Company's Proxy Statement dated March 20, 1997.

 (4) No bonus was earned for 1997 or 1996. In 1997, pursuant to the terms of Mr. Sanders' employment agreement, $607,446 was paid from the Unpaid Contingent Bonus from 1995. No additional carryover amount currently exists. For 1996, a bonus amount of $2,000,000 was paid from the Unpaid Contingent Bonus carried forward from 1993, 1994 and 1995. For 1995, the maximum bonus amount of $1,957,774 was paid, with an Unpaid Contingent Bonus amount of $802,766 carried over and paid in 1996 and 1997, because Mr. Sanders' bonus for those years did not exceed the maximum amount.

 (5) Includes for 1997, 1996, and 1995, $104,178, $104,089, and $98,310,
     respectively, of in-kind compensation in the form of company provided vehicles; and $78,176, $62,864, and $123,319, respectively, reflecting the cost to AMD of providing physical security services.

 (6) No bonus was earned for 1997 or 1996. For 1996, a bonus amount of $558,945 was paid from the Unpaid Contingent Bonus carried forward from 1994 and 1995. No additional carryover amount exists. For 1995, the maximum bonus amount of $1,312,600 was paid, with an Unpaid Contingent Bonus amount of $67,670 carried over and paid in 1996, because Mr. Previte's bonus for 1996 did not exceed the maximum amount.

 (7) The total number of restricted shares held by Mr. Previte and their aggregate value at December 28, 1997 were 84,733 shares valued at $1,487,064. The value is based on the closing sales price of AMD common stock on December 26, 1997 ($17.56) and is net of consideration paid for the stock. The dollar value of the restricted stock appearing in the table with respect to 1996 is based on the closing sales price of AMD common stock on October 11, 1996 ($16.13), the date of the award, and is net of consideration paid for the stock. The 1996 award vests if certain stock targets and employment related conditions are met. The stock targets for the 1996 award were met in 1997. 27,367 of the restricted shares vested in January of 1998. If Mr. Previte is employed on January 19, 1999, 13,683 of the restricted shares will vest. If Mr. Previte is employed on January 19, 2000, 13,683 of the restricted shares will vest.

 (8) Includes $30,693 paid in the form of cancellation of indebtedness on a note for interest accrued to October 17, 1996.

 (9) The total number of restricted shares held by Mr. Raza and their aggregate value at December 28, 1997 were 29,868 shares valued at $524,183. The value is based on the closing sales price of AMD common stock on December 26, 1997 ($17.56) and is net of consideration paid for the stock. The dollar value of the restricted stock appearing in the table with respect to 1996 is based on the closing sales price of AMD common stock on the date of the awards, April 24, 1996 ($18.38) and October 11, 1996 ($16.13), and is net of consideration paid for the stock. 2,500 of the performance restricted shares awarded in April of 1996 vested in January of 1997; the performance conditions for the other 2,500 shares awarded in April of 1996 were not met and the award did not vest in January of 1998. The October 1996 award vests if certain stock targets and employment related conditions are met. The stock targets for the October 1996 award were met in 1997. 13,683 of the restricted shares vested in January of 1998. If Mr. Raza is employed on January 19, 1999, 6,843 of the restricted shares will vest. If Mr. Raza is employed on January 19, 2000, 6,842 of the restricted shares will vest.

(10) The total number of restricted shares held by the executive and the aggregate value at December 28, 1997 were 27,368 shares valued at $480,308. The value is based on the closing sales price of AMD common stock on December 26, 1997, ($17.56) and is net of consideration paid for the stock. The dollar value of the restricted stock appearing in the table with respect to 1996 is based on the closing sales price of AMD common stock on October 11, 1996 ($16.13), the date of the award, and is net of consideration paid for the stock. The 1996 award vests if certain stock price targets and employment related conditions are met. The stock price targets for the 1996 award were met in 1997. 13,683 of the restricted shares vested in January of 1998. If the executive is employed on January 19, 1999, 6,843 of the restricted shares will vest. If the executive is employed on January 19, 2000, 6,842 of the restricted shares will vest.

(11) Includes for Messrs. Conner and Zelencik, $6,506 and $6,988, respectively, paid as a correction to the long-term portion of the bonuses paid under the Executive Bonus Plan for 1995.

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                                        POTENTIAL REALIZABLE VALUE AT
                                                                        ASSUMED ANNUAL RATES OF STOCK
                                                                        PRICE APPRECIATION FOR OPTION
                                                                                  TERM(2)
                                                                       -------------------------------
          (A)                (B)          (C)        (D)       (E)      (F)      (G)          (H)
                          NUMBER OF    % OF TOTAL
                          SECURITIES  OPTIONS/SARS EXERCISE
                          UNDERLYING   GRANTED TO   PRICE
                         OPTIONS/SARS EMPLOYEES IN   PER    EXPIRATION
          NAME           GRANTED(/1/) FISCAL YEAR   SHARE      DATE     0%        5%          10%
          ----           ------------ ------------ -------- ---------- ------------------ ------------
W. J. Sanders III.......         0           0         N/A        N/A  $   0 $          0 $          0
Richard Previte.........   100,000        3.00%     $37.50   04/23/07  $   0 $  2,358,355 $  5,976,534
S. Atiq Raza............    75,000        2.25%     $37.50   04/23/07  $   0 $  1,768,766 $  4,482,401
Eugene D. Conner........    50,000        1.50%     $37.50   04/23/07  $   0 $  1,179,177 $  2,988,267
Stephen Zelencik........    50,000        1.50%     $37.50   04/23/07  $   0 $  1,179,177 $  2,988,267

--------
(1) For all optionees: Each option has a ten-year term. Each option is subject to earlier termination upon the optionee's termination of employment, death or disability. The exercise price may be paid in cash or in shares. Withholding taxes due on exercise may be paid in cash, with previously owned shares, or by having shares withheld. Upon an optionees' termination of employment, options may be exercised only to the extent exercisable on the date of such termination of employment. Upon an optionee's death or disability, certain options that vest during the year of death or disability may become exercisable. Options may also become fully exercisable upon a Change in Control of the Company or in accordance with an optionee's management continuity agreement. See the discussion under "Chairman's Employment Agreement" and "Change in Control Arrangements." No stock appreciation rights (SARs) were granted to the executive officers listed in the table during 1997.
(2) The 0 percent, 5 percent and 10 percent assumed rates of annual compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices of the Company's common stock.

  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

          (A)                (B)          (C)                   (D)                           (E)
                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           NUMBER                     UNDERLYING UNEXERCISED             IN-THE-MONEY
                          OF SHARES                  OPTIONS/SARS AT 12/31/97    OPTIONS/SARS AT 12/31/97(1)
                         ACQUIRED ON     VALUE     ----------------------------- -----------------------------
          NAME            EXERCISE   REALIZED(1)   (EXERCISABLE) (UNEXERCISABLE) (EXERCISABLE) (UNEXERCISABLE)
          ----           ----------- ------------- ------------- --------------- ------------- ---------------
W. J. Sanders III.......   500,000    $15,855,280    1,775,000      1,425,000     $5,300,750     $4,004,250
Richard Previte.........         0    $         0      445,550        245,267     $  534,974     $  794,436
S. Atiq Raza............   179,000    $ 5,998,796       22,000        274,132     $        0     $  547,192
Eugene D. Conner........    30,000    $   888,900      379,264        122,632     $1,996,720     $  397,192
Stephen Zelencik........         0    $         0      223,125        122,632     $  266,085     $  397,192

--------
(1) Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or fiscal year-end) and the exercise price of options.

CHAIRMAN'S EMPLOYMENT AGREEMENT

  In 1996, the Company entered into an amended and restated employment agreement with Mr. Sanders, the term of which is September 1, 1996 through December 31, 2003 (the Agreement). The Agreement provides for annual base compensation to Mr. Sanders of no less than $1,000,000 through 2001, $500,000 in 2002 and $350,000 in 2003. Base compensation for periods prior to 2003 will be adjusted for cost of living increases. Cost of living adjustments for periods prior to 2002 will be deferred (with interest) until a deduction for federal income tax purposes will be allowed for their payment or March 31, 2004, if earlier.

  Incentive compensation takes the form of an annual incentive bonus and stock options. The annual incentive bonus equals 0.6 percent of the adjusted operating profits of the Company for each respective fiscal year through 2001 in excess of twenty percent (20 percent) of adjusted operating profits for the immediately preceding fiscal year. Under the Agreement, the annual bonus payment may not exceed $5,000,000. Any excess amount of an annual incentive bonus over $5,000,000 (the Unpaid Contingent Bonus) will be added to the bonus determined for each specified future period (subject to the $5,000,000 limit in each of those years). "Adjusted operating profits" for these purposes constitute the Company's operating income as reported on the Company's financial statements, adjusted for any pretax gain or loss from certain joint ventures and increased by any expenses accrued for profit sharing plan contributions and Executive Bonus Plan bonuses. Mr. Sanders is also eligible to receive a discretionary bonus, in an amount determined by the Compensation Committee of the Board, based on the Committee's assessment of his performance.

  In 1996, Mr. Sanders received an option grant for 2,500,000 shares under the Agreement. The Compensation Committee expects that no further stock option awards will be granted to Mr. Sanders over the term of the Agreement, except in unusual circumstances. Options for 1,250,000 shares are performance- and time-based. The performance element of the options provides for a scheduled accelerated vesting should the Company's average stock price attain or exceed certain milestones for a rolling three month period. The milestone stock prices are $26.00, $31.00, $37.50, $45.00 and $54.00 per share for 1997 through 2001, respectively. If the highest milestone applicable to a year is met, options for 250,000 shares applicable to that year will vest. (Achieving lower stock price milestones results in the acceleration of lesser percentages of the stock.) Performance-accelerated vesting will occur early if the performance milestones for a later year are attained in an earlier year.

  If the performance-based options do not vest on an accelerated basis, they will vest on a time-based schedule provided that Mr. Sanders is employed on the applicable vesting date. They vest at the rate of 0 percent in 1997 and 1998, 10 percent (125,000 shares) on November 15, 1999, 15 percent (187,500)
on November 15, 2000, 20 percent (250,000 shares) on November 15, 2001, 20 percent (250,000 shares) on November 15, 2002 and 35 percent (437,500 shares) on November 15, 2003, if Mr. Sanders is employed on those dates. Options to purchase the remaining 1,250,000 shares vest on a time-based schedule at the rate of 325,000 shares per year on November 15, 1997 and 1998, and 200,000 shares per year on November 15, 1999, 2000 and 2001, if Mr. Sanders is employed on the applicable vesting date. Vested 1996 options may be exercised after termination of employment no later than: five years after retirement as Chief Executive Officer; three years after death or disability; one year after a voluntary resignation of employment other than for defined reasons; thirty days after a termination by the Company "for cause"; and, with respect to any other termination of employment, two years after such termination in the case of options that vested prior to termination of employment and one year after the later of termination of service or the vesting date in the case of options that vest only upon or following termination of employment. All of the 1996 options will expire on September 29, 2006, if not earlier exercised or terminated.

  If the Company terminates Mr. Sanders' employment other than "for cause" or constructively terminates Mr. Sanders' employment (including re-assigning him to lesser duties, reducing or limiting his compensation or benefits, removing him from his responsibilities other than for good cause, requiring him to relocate or transfer his principal place of residence, or not electing or retaining him as Chairman and Chief Executive Officer of the Company), the Company is obligated to pay Mr. Sanders his annual base salary through the later to occur of December 31, 2002 or one year from the date of termination of employment. In such circumstances, the Company is obligated to pay Mr. Sanders' incentive compensation for the fiscal year during which such termination occurs and for the following fiscal year, plus the amount of any Unpaid Contingent Bonus then remaining unpaid. In addition, all time-based options will vest and performance-accelerated vesting options may vest for the year of termination or constructive termination and for the year following termination, if the performance milestones are attained by the Company within such periods.

  Under the Agreement, the Company is obligated to guarantee the repayment of any loan (including interest) obtained by Mr. Sanders for the purpose of exercising options or warrants to purchase stock of the Company up to the lesser of: (a) the exercise price of the options plus taxes paid by Mr. Sanders by reason of the exercise, or (b) three and one-half million dollars ($3,500,000). The Company's obligation to guarantee such loans continues for a period of two years after the applicable event. If Mr. Sanders enters into loan agreements for any other reason, the Company is obligated to guarantee repayment of such loans up to $3,500,000 for a period ending 180 days after termination of service.

  Mr. Sanders is also entitled to receive certain benefits upon his disability (as that term is defined in the Agreement) and upon his death while employed by the Company. Mr. Sanders is also entitled to receive such other benefits of employment with the Company as are generally available to members of the Company's management. For ten years following any termination, disability, termination without cause or such other event, Mr. Sanders will receive health and welfare benefits comparable to those he was receiving and reimbursements for all income taxes due on the receipt of such benefits.

  In the event that Mr. Sanders terminates his employment following a change in control, Mr. Sanders will receive the greater of the salary payable for the remaining term of the Agreement or three times base salary, bonus payments equal to the average of the two highest annual bonuses paid during the last five calendar years immediately prior to the change of control (plus, as soon as can be determined, any excess over such amount of the sum of the bonuses which would otherwise have been payable to Mr. Sanders for the year in which the termination occurred and the following year), vesting of all time-based options and vesting of time-based performance-accelerated options if the performance milestones are satisfied on the basis of the acquisition price or such options otherwise would have vested in the year of such change in control. Mr. Sanders will also be entitled to an additional payment necessary to reimburse him for any federal excise tax imposed on him by reason of his receipt of payments under his employment agreement or otherwise, so that he will be placed in the same after-tax position as he would have been in had no such tax been imposed.

  If Mr. Sanders' employment is terminated by reason of his disability or death, he or his estate is entitled to his full base salary under the Agreement through 2001, the incentive compensation for the fiscal year in which such termination occurred and for the following fiscal year, the amount of any Unpaid Contingent Bonus then remaining unpaid and, in the case of death, an additional year's salary. Any time-based options Mr. Sanders has been granted that would otherwise vest within two years following termination will vest, and all time-based performance-accelerated options which otherwise would have vested prior to the end of the fiscal year following the death or disability will vest if the performance milestones are met as described above. In addition, his beneficiaries will be entitled to receive that portion of the death benefit payable under a $1,000,000 face amount policy which exceeds the aggregate premiums paid by the Company on that policy.

  Pursuant to the Agreement, the Company will accrue an additional $400,000 per year in deferred retirement compensation for five years, payable to Mr. Sanders only if he is Chief Executive Officer on September 12, 2001. Accrued amounts will be credited with interest at the rate of 9 percent per annum. The payment of $2,000,000 plus interest will be made to Mr. Sanders following his termination in a manner that ensures that the retirement payments will be deductible under Section 162(m) of the Code. If Mr. Sanders terminates his employment by reason of a change of control or because of a constructive termination or the Company terminates Mr. Sanders' employment (other than "for cause"), all retirement deferrals will immediately accelerate and will be payable following termination in a manner that ensures that the retirement payments will be deductible under Section 162(m). Upon death or disability before December 31, 2001, a prorated amount will be payable to Mr. Sanders or his estate following his death or disability.

CHANGE IN CONTROL ARRANGEMENTS

  Management Continuity Agreements. The Company has entered into management continuity agreements with each of its executive officers named in the Summary Compensation Table, designed to ensure their continued services in the event of a Change in Control. Except for Mr. Sanders' management continuity agreement, all the agreements provide that benefits are payable only if the executive officer's employment is terminated by the Company (including a constructive discharge) within two years following a Change in Control. For purposes of the agreements, a Change in Control includes any change of a nature which would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934. A Change in Control is conclusively presumed to have occurred on (1) acquisition by any person (other than the Company or any employee benefit plan of the Company) of beneficial ownership of more than 20 percent of the combined voting power of the Company's then outstanding securities; (2) a change of the majority of the Board of Directors during any two consecutive years, unless certain conditions of Board approval are met; or (3) certain members of the Board determine within one year after an event that such event constitutes a Change in Control.

  All of the management continuity agreements provide that, in the event of a Change in Control, the Company will reimburse each executive officer who has signed a management continuity agreement for any federal excise tax payable as a result of benefits received from the Company. Other than Mr. Sanders' agreement, the agreements provide that, if within two years after a Change in Control the executive officer's employment is terminated by the Company or the executive officer is constructively discharged, the executive officer will receive: (1) a severance benefit equal to three times the sum of his rate of base compensation plus the average of his two highest bonuses in the last five years; (2) payment of his accrued bonus; (3) twelve months' continuation of other incidental benefits; and (4) full and immediate vesting of all unvested stock options, stock appreciation rights and restricted stock awards.

  Mr. Sanders' management continuity agreement provides that, except for awards under the Agreement, all stock options and stock appreciation rights that he holds will become fully vested on the occurrence of a Change in Control and the restrictions on any shares of restricted stock of the Company which he may hold will lapse as of such date. Mr. Sanders' management continuity agreement does not apply to amounts payable to or awards under the Agreement, and is superseded by the Agreement with respect to such amounts or awards.

  Vesting of Stock Options, Limited Stock Appreciation Rights and Restricted Stock. Except with respect to options and awards under Mr. Sanders' Agreement, all options and associated limited stock appreciation rights (LSARs) granted to officers of the Company shall become exercisable upon the occurrence of any change in the beneficial ownership of any quantity of shares of common stock of the Company (where the purpose for the acquisition of such beneficial ownership is other than passive investment), that would effect a Change in Control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, other than a change that has been approved in advance by the Company's Board of Directors. A Change in Control shall be conclusively deemed to have occurred if any person (other than the Company, any employee benefit plan, trustee or custodian therefor) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 20 percent of the combined voting power of the Company's then outstanding securities. Under the Company's 1980 and 1986 stock appreciation rights plans, outstanding LSARs may be exercised for cash during a thirty-day period following the expiration date of any tender or exchange offer for the Company's common stock (other than one made by the Company); provided the offeror acquires shares pursuant to its offer and owns thereafter more than 25 percent of the outstanding common stock. In addition, all options granted under the 1982 Stock Option Plan, the 1992 Stock Incentive Plan, the 1995 Stock Plan of NexGen, Inc. and the 1996 Stock Incentive Plan become fully vested on termination of employment within one year following a Change in Control as defined in that plan. The options will be subject to accelerated vesting if a change of control occurs (as defined under the terms of the executive's management continuity agreement) and either the consideration to be paid to stockholders of the Company for a share of the Company's common stock is equal to or in excess of the stock price target, which if attained, would otherwise result in the vesting of the stock, or the closing price of the

Company's common stock on the day thirty days before or after the change of control is equal to or in excess of such stock price target.

  Restricted stock awarded under the 1987 Restricted Stock Award Plan, if provided for in the individual restricted stock award agreement, will be subject to accelerated vesting in connection with a change in control of the Company as defined in the particular agreement. Messrs. Sanders' and Previte's 1994 restricted stock award agreements provide that their restricted stock will vest if more than 20 percent of the outstanding equity or assets of the Company are acquired by another Company pursuant to merger, sale of substantially all the assets, tender offer or other business combination, other than a transaction in which the stockholders of the Company prior to the transaction retain a majority interest in the surviving Company. Further, as described above, stock options, stock appreciation rights and restricted stock held by executive officers who have entered into management continuity agreements with the Company will vest in accordance with the terms of such agreements in connection with a Change in Control of the Company as defined in such agreements. The restricted shares are subject to accelerated vesting if a change of control occurs (as defined under the terms of the executive's management continuity agreement) and either (a) consideration paid to stockholders of the Company for a share of the Company's common stock equals or exceeds the stock price target, which if attained, would otherwise result in the vesting of the stock, or (b) the closing price of the Company's common stock on the day thirty days before or after the change of control is equal to or in excess of such stock price target.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The current members of the Compensation Committee through the Company's 1998 Annual Meeting are Mr. Blalack, Dr. Brown and Dr. Silverman. Mr. Sanders is the sole member of the Employee Stock Committee, which grants stock options and awards restricted stock to employees who are not also officers. Mr. Sanders has the authority to make determinations concerning the cash compensation of executives other than himself, but usually makes such determinations in consultation with the Compensation Committee.

  Mr. Roby is the Chief Executive Officer, President and a director of Donaldson, Lufkin & Jenrette, Inc. (DLJ). Over the past twenty years, Donaldson, Lufkin & Jenrette Securities Corporation, a wholly owned subsidiary of DLJ, has provided investment banking services to the Company. In 1997, Donaldson, Lufkin & Jenrette Securities Corporation provided services to the Company and may provide services to the Company during 1998.

  Mr. Sanders, the Company's Chief Executive Officer and Chairman of the Board, became a member of the Board of Directors of DLJ in November 1995. Mr. Sanders was an advisory director of DLJ from February 1985 to November 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table below sets forth certain information regarding the beneficial ownership of the company's common stock as of February 25, 1998, by each person or entity known to the Company to be the beneficial owner of more than five percent (5 percent) of the Company's common stock, by directors, the nominees recommended by the Nominating Committee and nominated by the Board of Directors for election as directors at the April 30, 1998 annual meeting of stockholders, by each of the executive officers listed in the Summary Compensation Table, and by all directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. Ownership information is based upon information furnished by the respective individuals.

                                        AMOUNT AND NATURE          PERCENT
                                               OF                    OF
       BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)         CLASS
       ----------------        ----------------------------------- -------
Wellington Management Company            19,846,740(2)              13.91%
 LLP.......................... (shared dispositive power as to all
 75 State Street                shares; shared voting power as to
 Boston, MA 02109                   3,653,385 of such shares)

The Capital Group Companies,             15,709,350(3)              11.01%(4)
 Inc..........................  (sole dispositive power as to all
 333 South Hope Street           shares; sole voting power as to
 Los Angeles, CA 90071              2,690,100 of such shares)

W. J. Sanders III.............              1,988,247(5)            1.36%
Dr. Friedrich Baur............                  1,000(6)              *
Charles M. Blalack............                 23,000(7)              *
Dr. R. Gene Brown.............                 40,224(8)              *
Richard Previte...............                610,425(9)              *
S. Atiq Raza..................                 72,759(10)             *
Joe L. Roby...................                 33,800(11)             *
Dr. Leonard M. Silverman......                 11,800(12)             *
Eugene D. Conner..............                418,852(13)             *
Stephen Zelencik..............                256,527(14)             *
All directors and executive
 officers as a group (13
 persons).....................              4,214,348(15)           2.88%

--------
*Less than one percent (1%)

 (1) Some of the individuals may share voting power with regard to the shares listed herein with their spouses.

 (2) This information is based on Amendment No. 5 to the statement on Schedule 13G filed with the Securities and Exchange Commission on February 11, 1998 by Wellington Management Company LLP (Wellington). The 19,846,740 shares are owned by a variety of investment advisory clients. Vanguard/Windsor Fund, Inc., one of Wellington's clients, P.O. Box 2600, Malvern, PA 19355, owns 13,923,300 shares (sole voting power and shared dispositive power as to all shares), representing 9.76% of the Company's common stock. This information was obtained from Amendment No. 4 to the statement on Schedule 13G filed on February 9, 1998 by Vanguard/Windsor Fund, Inc. No client of Wellington other than Vanguard/Windsor Fund, Inc. owns more than five percent of the Company's common stock.

 (3) This information is based on Amendment No. 9 to the joint statement on
     Schedule 13G filed with the Securities and Exchange Commission on February 11, 1998 by The Capital Group Companies, Inc. and Capital Research and Management Co., a registered investment advisor and a wholly owned subsidiary of The Capital Group Companies, Inc. The number of shares shown for The Capital Group Companies, Inc. includes 11,740,250 shares beneficially owned by Capital Research and Management Co. which reports that it has sole dispositive power as to such shares. The Capital Group Companies, Inc. is deemed to be the beneficial owner with respect to shares held by various institutional accounts over which various operating subsidiaries of The Capital Group Companies, Inc., including Capital Research and Management Co., exercise investment discretion. The principal business office of Capital Research and Management Co. is 333 South Hope Street, Los Angeles, California 90071.

 (4) The aggregate percentage of outstanding shares beneficially owned by The Capital Group Companies, Inc. includes 8.23% beneficially owned by Capital Research and Management Co.

 (5) Includes 1,775,000 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter. Excludes any shares which may be owned by Mr. Sanders' wife, as to which Mr. Sanders disclaims beneficial ownership.

 (6) Includes 1,000 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

 (7) Includes 21,000 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

 (8) Includes 13,000 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

 (9) Includes 445,550 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(10) Includes 48,750 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(11) Includes 21,000 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(12) Includes 11,800 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(13) Includes 379,264 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(14) Includes 223,125 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

(15) Includes 3,596,733 shares subject to options that are exercisable on February 25, 1998, or become exercisable within sixty (60) days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with Mr. S. Atiq Raza's initial and continued employment by NexGen, NexGen made two loans to him which were assumed by AMD upon its acquisition of NexGen. The two loans are each in the principal amount of $50,000, are currently due on October 17, 1998 and bear interest at 7.07 percent and 8.12 percent. The largest amount due under the loans during 1997 was $142,048, and the aggregate amount outstanding under the loans as of February 25, 1998 was $143,360.

  In March of 1997, Mr. Thomas M. McCoy, Vice President, General Counsel and Secretary, borrowed $450,000 from the Company pursuant to a promissory note bearing interest at 7.5 percent, payable in March 1999, secured by a pledge of stock and a deed of trust on real property. Mr. McCoy borrowed an additional $50,000 in April of 1997 with identical terms. The largest amount due under the loans during 1997 was $529,764, and the aggregate amount outstanding under the loans as of February 25, 1998 was $505,753.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)

  1. Financial Statements

  The financial statements listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule covered by Report of Independent Auditors are set forth on pages F-2 through F-27 of this Annual Report on Form 10-K.

  2. Financial Statement Schedule

  The financial statement schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors is set forth on page S-1 of this Annual Report on Form 10-K.

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

  3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
     2.1 Agreement and Plan of Merger dated October 20, 1995, as amended, between the Company and NexGen, Inc., filed as Exhibit 2 to the
          Company's Quarterly Report for the period ended October 1, 1995, and as Exhibit 2.2 to the Company's Current Report on Form 8-K dated
          January 17, 1996, is hereby incorporated by reference.
     2.2 Amendment No. 2 to the Agreement and Plan of Merger, dated January 11,
          1996, between Advanced Micro Devices, Inc. and NexGen, Inc., filed as
          Exhibit 2.2 to the Company's Current Report on Form 8-K dated January
          17, 1996, is hereby incorporated by reference.
     3.1 Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the
          Company's Quarterly Report on Form 10-Q for the period ended July 2,
          1995, is hereby incorporated by reference.
     3.2 By-Laws, as amended, filed as Exhibit 3.2 to the Company's Amendment
          No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended
          December 31, 1995, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
 -------                         -----------------------
     4.1  Form of Advanced Micro Devices, Inc. 11 percent Senior Secured Notes due August 1, 2003, filed as Exhibit 4.1 to the Company's Current
           Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.2  Indenture, dated as of August 1, 1996, between Advanced Micro
           Devices, Inc. and United States Trust Company of New York, as
           trustee, filed as Exhibit 4.2 to the Company's Current Report on
           Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.3  Intercreditor and Collateral Agent Agreement, dated as of August 1,
           1996, among United States Trust Company of New York, as trustee,
           Bank of America NT&SA, as agent for the banks under the Credit
           Agreement of July 19, 1996, and IBJ Schroder Bank & Trust Company,
           filed as Exhibit 4.3 to the Company's Current Report on Form 8-K
           dated August 13, 1996, is hereby incorporated by reference.
     4.4  Payment, Reimbursement and Indemnity Agreement, dated as of August 1,
           1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank &
           Trust Company, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.5  Deed of Trust, Assignment, Security Agreement and Financing
           Statement, dated as of August 1, 1996, among Advanced Micro Devices,
           Inc., as grantor, IBJ Schroder Bank & Trust Company, as grantee, and
           Shelley W. Austin, as trustee, filed as Exhibit 4.5 to the Company's
           Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.6  Security Agreement, dated as of August 1, 1996, among Advanced Micro
           Devices, Inc. and IBJ Schroder Bank & Trust Company, as agent for
           United States Trust Company of New York, as Trustee, and Bank of
           America NT&SA, as agent for banks, filed as Exhibit 4.6 to the
           Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.7  Lease, Option to Purchase and Put Option Agreement, dated as of
           August 1, 1996, between Advanced Micro Devices, Inc., as lessor, and
           AMD Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to the
           Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.8  Reciprocal Easement Agreement, dated as of August 1, 1996, between
           Advanced Micro Devices, Inc. and AMD Texas Properties, LLC, filed as
           Exhibit 4.8 to the Company's Current Report on Form 8-K dated August
           13, 1996, is hereby incorporated by reference.
     4.9  Sublease Agreement, dated as of August 1, 1996, between Advanced
           Micro Devices, Inc., as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to the Company's Current Report on
           Form 8-K dated August 13, 1996, is hereby incorporated by reference.
     4.10 The Company hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.
   *10.1  AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 26, 1993, is hereby incorporated by reference.
   *10.2  AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 26, 1993, is hereby incorporated by reference.
   *10.3  AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
           December 26, 1993, is hereby incorporated by reference.
   *10.4  AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
 -------                         -----------------------
   *10.5  AMD 1986 Stock Appreciation Rights Plan, as amended, filed as Exhibit
           10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
   *10.6  Forms of Stock Option Agreements, filed as Exhibit 10.8 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 29, 1991, are hereby incorporated by reference.
   *10.7  Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit
           4.11 to the Company's Registration Statement on Form S-8 (No. 33-
           26266), is hereby incorporated by reference.
   *10.8  AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit
           10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
   *10.9  Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 29, 1991, are hereby incorporated by reference.
   *10.10 Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers undercertain circumstances, filed as Exhibit 10.10 to the Company's
           Annual Report on Form
           10-K for the fiscal year ended March 31, 1985, is hereby
           incorporated by reference.
   *10.11 Advanced Micro Devices, Inc. 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 29, 1996, is hereby incorporated by reference.
   *10.12 Employment Agreement dated September 29, 1996, between the Company and W. J. Sanders III, filed as Exhibit 10.11(a) to the Company's
           Quarterly Report on Form 10-Q for the period ended September 29,
           1996, is hereby incorporated by reference.
   *10.13 Management Continuity Agreement between the Company and W. J. Sanders
           III, filed as Exhibit 10.14 to the Company's Annual Report on Form
           10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
   *10.14 Bonus Agreement between the Company and Richard Previte, filed as
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 29, 1991, is hereby incorporated by reference.
   *10.15 Executive Bonus Plan, as amended, filed as Exhibit 10.16 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 25, 1994, is hereby incorporated by reference.
   *10.16 Advanced Micro Devices, Inc. Executive Incentive Plan, filed as
           Exhibit 10.14(b) to the Company's Quarterly Report on Form 10-Q for
           the period ended June 30, 1996, is hereby incorporated by reference.
   *10.17 Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the fiscal year ended March
           30, 1986, is hereby incorporated by reference.
   *10.18 Form of Executive Deferral Agreement, filed as Exhibit 10.17 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, is hereby incorporated by reference.
   *10.19 Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
    10.20 Intellectual Property Agreements with Intel Corporation, filed as
           Exhibit 10.21 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 29, 1991, are hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
   *10.21    Form of Indemnification Agreements with former officers of
              Monolithic Memories, Inc., filed as Exhibit 10.22 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 27, 1987, is hereby incorporated by reference.
   *10.22    Form of Management Continuity Agreement, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
  **10.23(a) Joint Venture Agreement between the Company and Fujitsu Limited, filed as Exhibit 10.27(a) to the Company's Amendment No. 1 to its
              Annual Report on Form 10-K for the fiscal year ended December 26,
              1993, is hereby incorporated by reference.
  **10.23(b) Technology Cross-License Agreement between the Company and Fujitsu
              Limited, filed as Exhibit 10.27(b) to the Company's Amendment No.
              1 to its Annual Report on Form 10-K for the fiscal year ended
              December 26, 1993, is hereby incorporated by reference.
  **10.23(c) AMD Investment Agreement between the Company and Fujitsu Limited, filed as Exhibit 10.27(c) to the Company's Amendment No. 1 to its
              Annual Report on Form 10-K for the fiscal year ended December 26,
              1993, is hereby incorporated by reference.
  **10.23(d) Fujitsu Investment Agreement between the Company and Fujitsu
              Limited, filed as Exhibit 10.27(d) to the Company's Amendment No.
              1 to its Annual Report on Form 10-K for the fiscal year ended
              December 26, 1993, is hereby incorporated by reference.
  **10.23(e) First Amendment to Fujitsu Investment Agreement dated April 28,
              1995, filed as Exhibit 10.23(e) to the Company's Annual Report on
              Form 10-K for the fiscal year ended
              December 29, 1996, is hereby incorporated by reference.
    10.23(f) Second Amendment to Fujitsu Investment Agreement, dated February
              27, 1996, filed as Exhibit 10.23 (f) to the Company's Annual
              Report on Form 10-K for the fiscal year ended
              December 29, 1996, is hereby incorporated by reference.
  **10.23(g) Joint Venture License Agreement between the Company and Fujitsu
              Limited, filed as Exhibit 10.27(e) to the Company's Amendment No.
              1 to its Annual Report on Form 10-K for the fiscal year ended
              December 26, 1993, is hereby incorporated by reference.
  **10.23(h) Joint Development Agreement between the Company and Fujitsu
              Limited, filed as Exhibit 10.27(f) to the Company's Amendment No.
              1 to its Annual Report on Form 10-K for the fiscal year ended
              December 26, 1993, is hereby incorporated by reference.
  **10.23(i) Fujitsu Joint Development Agreement Amendment, filed as Exhibit
              10.23(g) to the Company's Quarterly Report on Form 10-Q for the
              period ended March 31, 1996, is hereby incorporated by reference.
    10.24(a) Credit Agreement, dated as of July 19, 1996, among Advanced Micro
              Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and
              Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.1 to the Company's Current Report on
              Form 8-K dated August 13, 1996, is hereby incorporated by
              reference.
    10.24(b) First Amendment to Credit Agreement, dated as of August 7, 1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as
              administrative agent and lender, ABN AMRO Bank N.V., as
              syndication agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              99.2 to the Company's Current Report on Form 8-K dated August 13,
              1996, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
   -------                        -----------------------
    10.24(c) Second Amendment to Credit Agreement, dated as of September 9,
              1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(b) to the Company's Quarterly Report on Form 10-Q for the
              period ended September 29, 1996, is hereby incorporated by reference.
    10.24(d) Third Amendment to Credit Agreement, dated as of October 1, 1997, among Advanced Micro Devices, Inc., Bank of America NT & SA, as
              administrative agent and lender, ABN AMRO Bank N.V., as
              syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(d) to the Company's Quarterly Report on Form 10-Q for the
              period ended September 28, 1997, is hereby incorporated by reference.
    10.24(e) Fourth Amendment to Credit Agreement, dated as of January 26,
              1998, among Advanced Micro Devices, Inc., Bank of America NT &
              SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender.
    10.24(f) Fifth Amendment to Credit Agreement, dated as of February 26,
              1998, among Advanced Micro Devices, Inc., Bank of America NT &
              SA, as administrative agent and lender, ABN AMRO Bank, N.V., as syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender.
    10.25(a) Third Amended and Restated Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment
              thereto filed as Exhibits 10.29(a) and 10.29(b), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994) filed as Exhibit 10.29(a) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              October 1, 1995, is hereby incorporated by reference.
    10.25(b) First Amendment to Third Amended and Restated Guaranty, dated as of October 20, 1995 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.29(d) to the Company's
              Quarterly Report on Form 10-Q for the period ended October 1,
              1995, is hereby incorporated by reference.
    10.25(c) Second Amendment to Third Amended and Restated Guaranty, dated as of January 12, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(c) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is hereby incorporated by reference.
    10.25(d) Third Amendment to Third Amended and Restated Guaranty, dated as of May 10, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(n) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              September 29, 1996, is hereby incorporated by reference.
    10.25(e) Fourth Amendment to Third Amended and Restated Guaranty, dated as of June 20, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(o) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              September 29, 1996, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
    10.25(f) Fifth Amendment to Third Amended and Restated Guaranty, dated as of August 1, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 99.3 to the
              Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
    10.25(g) Sixth Amendment to Third Amended and Restated Guaranty, dated as of February 6, 1998 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.).
    10.25(h) Seventh Amendment to Third Amended and Restated Guaranty, dated as of February 27, 1998 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.).
    10.26(a) Building Lease by and between CIBC Inc. and AMD International
              Sales & Service, Ltd., dated as of September 22, 1992, filed as
              Exhibit 10.28(b) to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.26(b) First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.28(c) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.26(c) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.29(e) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
    10.26(d) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales and Service, Ltd.
              (amending the Building Lease filed as Exhibit 10.29(c) to the
              Annual Report on Form 10-K for the fiscal year ended December 25,
              1994), filed as Exhibit 10.29(b) to the Company's Quarterly
              Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.
    10.26(e) Fourth Amendment to Building Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Building Lease filed as Exhibit 10.29(c) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 24, 1994), filed as Exhibit 10.25(h) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
    10.26(f) Fifth Amendment to Building Lease dated August 1, 1996 (amending the Building Lease dated as of September 22, 1992, by and between
              AMD International Sales & Service, Ltd. and CIBC Inc.), filed as
              Exhibit 99.4 to the Company's Current Report on Form 8-K dated
              August 13, 1996, is hereby incorporated by reference.
    10.27(a) Land Lease by and between CIBC Inc. and AMD International Sales &
              Service, Ltd., dated as of September 22, 1992, filed as Exhibit
              10.28(d) to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.27(b) First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.28(e) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.27(c) Second Amendment to Land Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.29(h) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
    10.27(d) Third Amendment to Land Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Land Lease filed as Exhibit 10.29(f) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 25, 1994), filed as Exhibit 10.29(c) to the Company's
              Quarterly Report on Form 10-Q for the period ended October 1,
              1995, is hereby incorporated by reference.
    10.27(e) Fourth Amendment to Land Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Land Lease filed as Exhibit 10.29(f) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 25, 1994), filed as Exhibit 10.25(m) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
    10.27(f) Fifth Amendment to Land Lease dated as of August 1, 1996 (amending the Land Lease dated as of September 22, 1992, by and between AMD
              International Sales & Service, Ltd. and CIBC Inc.), filed as
              Exhibit 99.5 to the Company's Current Report on Form 8-K dated
              August 13, 1996, is hereby incorporated by reference.
   *10.28(a) Advanced Micro Devices Executive Savings Plan (Amendment and
              Restatement, effective as of August 1, 1993), filed as Exhibit
              10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by
              reference.
   *10.28(b) First Amendment to the Advanced Micro Devices Executive Savings
              Plan (as amended and restated, effective as of August 1, 1993).
   *10.28(c) Second Amendment to the Advanced Micro Devices Executive Savings
              Plan (as amended and restated, effective as of August 1, 1993).
   *10.29    Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
   *10.30    Form of Collateral Security Assignment Agreement, filed as Exhibit
              10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by
              reference.
   *10.31    Forms of Stock Option Agreements to the 1992 Stock Incentive Plan,
              filed as Exhibit 4.3 to the Company's Registration Statement on
              Form S-8 (No. 33-46577), are hereby incorporated by reference.
   *10.32    1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-46577),
              is hereby incorporated by reference.
  **10.33    Compaq Computer Company/Advanced Micro Devices, Inc. Agreement,
              filed as Exhibit 10.35 to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 25, 1994, is hereby
              incorporated by reference.
   *10.34    Form of indemnification agreements with current officers and directors of the Company, filed as Exhibit 10.38 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 25,
              1994, is hereby incorporated by reference.
   *10.35    Agreement to Preserve Goodwill dated January 15, 1996, between the
              Company and S. Atiq Raza, filed as Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
   *10.36    1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit
              10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by
              reference.
  **10.37    Patent Cross-License Agreement dated December 20, 1995, between the Company and Intel Corporation, filed as Exhibit 10.38 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
    10.38    Contract for Transfer of the Right to the Use of Land between
              Advanced Micro Devices (Suzhou) Limited and China-Singapore
              Suzhou Industrial Park Development Co., Ltd., filed as Exhibit
              10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by
              reference.
   *10.39    NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to
              Post-Effective Amendment No. 1 on Form S-8 to the Company's
              Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.
   *10.40    1995 Stock Plan of NexGen, Inc. (assumed by Advanced Micro
              Devices, Inc.), as amended, filed as Exhibit 10.37 to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1996, is hereby incorporated by reference.
   *10.41    Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby
              incorporated by reference.
    10.42    Series E Preferred Stock Purchase Warrant of NexGen, Inc. issued to PaineWebber Incorporated, filed as Exhibit 10.14 to the
              Registration Statement of NexGen, Inc. on Form S-1 (No. 33-
              90750), is hereby incorporated by reference.
    10.43    Series F Preferred Stock Purchase Warrant of NexGen, Inc., filed as Exhibit 10.15 to the Registration Statement of NexGen, Inc. on
              Form S-1 (No. 33-90750), is hereby incorporated by reference.
    10.44    Series G Preferred Stock Purchase Warrant of NexGen, Inc., filed as Exhibit 10.16 to the Registration Statement of NexGen, Inc. on
              Form S-1 (No. 33-90750), is hereby incorporated by reference.
  **10.45    Agreement for Purchase of IBM Products between IBM and NexGen,
              Inc. dated June 2, 1994, filed as Exhibit 10.17 to the
              Registration Statement of NexGen, Inc. on Form S-1 (No. 33-
              90750), is hereby incorporated by reference.
   *10.46    Letter Agreement dated as of September, 1988, between NexGen, Inc.
              and S. Atiq Raza, First Promissory Note dated October 17, 1988, and Second Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen,
              Inc. on Form S-1 (No. 33-90750), are hereby incorporated by reference.
    10.47    Series B Preferred Stock Purchase Warrant of NexGen, Inc. issued to Kleiner, Perkins, Caufield and Byers IV, as amended, filed as
              Exhibit 10.23 to the Registration Statement of NexGen, Inc. on
              Form S-1 (No. 33-90750), is hereby incorporated by reference.
  **10.48(a) C-4 Technology Transfer and Licensing Agreement dated June 11,
              1996, between the Company and IBM Corporation, filed as Exhibit
              10.48 to the Company's Amendment No. 1 to its Quarterly Report on
              Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.
  **10.48(b) Amendment No. 1 to the C-4 Technology Transfer and Licensing
              Agreement, dated as of February 23, 1997, between the Company and
              International Business Machine Corporation, filed as Exhibit
              10.48(a) to the Company's Quarterly Report on Form 10-Q for the
              period ended March 30, 1997, is hereby incorporated by reference.
  **10.49(a) Design and Build Agreement dated November 15, 1996, between AMD
              Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as
              Exhibit 10.49(a) to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 29, 1996, is hereby incorporated by reference.
    10.49(b) Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH
              filed as Exhibit 10.49(b) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
  **10.50(a-1) Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH,
                Dresdner Bank AG and Dresdner Bank Luxemborg S.A., filed as
                Exhibit 10.50(a) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
 ***10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
                February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner
                Bank AG and Dresdner Bank Luxemborg S.A.
  **10.50(b)   Determination Regarding the Request for a Guarantee by AMD
                Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference.
  **10.50(c)   AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and
                Dresdner Bank AG, filed as Exhibit 10.50(c) to the Company's
                Quarterly Report on Form 10-Q for the period ended March 30,
                1997, is hereby incorporated by reference.
  **10.50(d)   Subsidy Agreement, dated February 12, 1997, between Sachsische
                Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to the Company's Quarterly
                Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
    10.50(e)   AMD, Inc. Guaranty, dated as of March 11, 1997, among the
                Company, Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to the Company's Quarterly Report on Form
                10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(f-1) Sponsors' Support Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG,
                filed as Exhibit 10.50(f) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(f-2) First Amendment to Sponsors' Support Agreement, dated as of
                February 6, 1998, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG.
    10.50(g-1) Sponsors' Loan Agreement, dated as of March 11, 1997, among the
                Company, AMD Saxony Holding GmbH and Saxony Manufacturing GmbH,
                filed as Exhibit 10.50(g) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(g-2) First Amendment to Sponsors' Loan Agreement, dated as of
                February 6, 1998, among the Company, AMD Saxony Holding GmbH and Saxony Manufacturing GmbH.
    10.50(h)   Sponsors' Subordination Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH, AMD Saxony
                Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit
                10.50(h) to the Company's Quarterly Report on Form 10-Q for the
                period ended March 30, 1997, is hereby incorporated by
                reference.
    10.50(i)   Sponsors' Guaranty, dated as of March 11, 1997, among the
                Company, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as
                Exhibit 10.50(i) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
  **10.50(j)   AMD Holding Wafer Purchase Agreement, dated as of March 11,
                1997, among the Company and AMD Saxony Holding GmbH, filed as
                Exhibit 10.50(j) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
  **10.50(k)   AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and the
                Company, filed as Exhibit 10.50(k) to the Company's Quarterly
                Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
  **10.50(l-1) AMD Saxonia Wafer Purchase Agreement, dated as of March 11,
                1997, between AMD Saxony Holding GmbH and AMD Saxony
                Manufacturing GmbH, filed as Exhibit 10.50(l) to the Company's
                Quarterly Report on Form 10-Q for the period ended March 30,
                1997, is hereby incorporated by reference.
    10.50(l-2) First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD
                Saxony Manufacturing GmbH.
  **10.50(m)   AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and
                AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference.
    10.50(n)   License Agreement, dated March 11, 1997, among the Company, AMD
                Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as
                Exhibit 10.50(n) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
    10.50(o)   AMD, Inc. Subordination Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG,
                filed as Exhibit 10.50(o) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
  **10.50(p-1) ISDA Agreement, dated March 11, 1997, between the Company and
                AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference.
 ***10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between the Company and AMD Saxony Manufacturing GmbH.
    21         List of AMD subsidiaries.
    23         Consent of Ernst & Young LLP, Independent Auditors.
    24         Power of Attorney.
    27         Financial Data Schedule.

--------
  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

 ** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential treatment has been requested as to certain portions of these Exhibits.

  The Company will furnish a copy of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.

  (b) Reports on Form 8-K.

  The following reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 28, 1997:

    1. Current Report on Form 8-K dated October 7, 1997 reporting under Item 5--Other Events--third- quarter earnings.

    2. Current Report on Form 8-K dated September 30, 1997 reporting under
  Item 5--Other Events--third-quarter loss expected to be larger than anticipated.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant

March 3, 1998

                                                   /s/ Marvin D. Burkett
                                          By: _________________________________
                                                    Marvin D. Burkett
                                              Senior Vice President, Chief
                                          Financial and Administrative Officer
                                                      and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ W. J. Sanders III*        Chairman of the Board and       March 3, 1998
____________________________________  Chief Executive Officer
         W. J. Sanders III            (Principal Executive
                                      Officer)
        /s/ Friedrich Baur*          Director                        March 3, 1998
____________________________________
           Friedrich Baur
      /s/ Charles M. Blalack*        Director                        March 3, 1998
____________________________________
         Charles M. Blalack
         /s/ R. Gene Brown*          Director                        March 3, 1998
____________________________________
           R. Gene Brown
       /s/ Marvin D. Burkett*        Senior Vice President, Chief    March 3, 1998
____________________________________  Financial and
         Marvin D. Burkett            Administrative Officer and
                                      Treasurer (Principal
                                      Financial and Accounting
                                      Officer)
        /s/ Richard Previte*         Director, President and         March 3, 1998
____________________________________  Chief
          Richard Previte             Operating Officer
         /s/ S. Atiq Raza*           Director, Executive Vice        March 3, 1998
____________________________________  President and Chief
            S. Atiq Raza              Technical Officer
          /s/ Joe L. Roby*           Director                        March 3, 1998
____________________________________
            Joe L. Roby
       /s/ Leonard Silverman*        Director                        March 3, 1998
____________________________________
         Leonard Silverman

        /s/ Marvin D. Burkett
*By: _______________________________                                 March 3, 1998
          Marvin D. Burkett
         (Marvin D. Burkett,
          Attorney-in-Fact)

                         ADVANCED MICRO DEVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................  F-2
Consolidated Statements of Operations for the three years in the period ended December 28, 1997..................................................  F-3
Consolidated Balance Sheets at December 28, 1997 and December 29, 1996....  F-4
Consolidated Statements of Stockholders' Equity for the three years in the period ended December 28, 1997...........................................  F-5
Consolidated Statements of Cash Flows for the three years in the period ended December 28, 1997..................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Schedule for the three years in the period ended December 28, 1997:
 Schedule II Valuation and Qualifying Accounts............................  S-1

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Advanced Micro Devices, Inc.

  We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. at December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 9, 1998

                          ADVANCED MICRO DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 28, 1997

                                           1997          1996          1995
                                       ------------  ------------  ------------
                                        (THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET SALES............................  $  2,356,375  $  1,953,019  $  2,468,379
Expenses:
  Cost of sales......................     1,578,438     1,440,828     1,417,007
  Research and development...........       467,877       400,703       416,521
  Marketing, general and
   administrative....................       400,713       364,798       412,651
                                       ------------  ------------  ------------
                                          2,447,028     2,206,329     2,246,179
                                       ------------  ------------  ------------
Operating income (loss)..............       (90,653)     (253,310)      222,200
Interest income and other, net.......        35,097        59,391        32,465
Interest expense.....................       (45,276)      (14,837)       (3,059)
                                       ------------  ------------  ------------
Income (loss) before income taxes and
 equity in joint venture.............      (100,832)     (208,756)      251,606
Provision (benefit) for income taxes.       (55,155)      (85,008)       70,206
                                       ------------  ------------  ------------
Income (loss) before equity in joint
 venture.............................       (45,677)     (123,748)      181,400
Equity in net income of joint
 venture.............................        24,587        54,798        34,926
                                       ------------  ------------  ------------
NET INCOME (LOSS)....................       (21,090)      (68,950)      216,326
Preferred stock dividends............           --            --             10
                                       ------------  ------------  ------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS.................  $    (21,090) $    (68,950) $    216,316
                                       ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE:
  Basic..............................  $      (0.15) $      (0.51) $       1.69
                                       ============  ============  ============
  Diluted............................  $      (0.15) $      (0.51) $       1.57
                                       ============  ============  ============
Shares used in per share calculation:
  Basic..............................       140,453       135,126       127,680
  Diluted............................       140,453       135,126       137,698


                             See accompanying notes

                          ADVANCED MICRO DEVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                      1997           1996
                                                  -------------  -------------
                                                  (THOUSANDS EXCEPT SHARE AND
                                                      PER SHARE AMOUNTS)
                     ASSETS
Current assets:
  Cash and cash equivalents...................... $     240,658  $     166,194
  Short-term investments.........................       226,374        220,004
                                                  -------------  -------------
      Total cash, cash equivalents and short-term
       investments...............................       467,032        386,198
  Accounts receivable, net of allowance for
   doubtful accounts of $11,221 in 1997 and
   $9,809 in 1996................................       329,111        220,028
  Inventories:
    Raw materials................................        33,375         22,050
    Work-in-process..............................        96,712         83,853
    Finished goods...............................        38,430         48,107
                                                  -------------  -------------
      Total inventories..........................       168,517        154,010
    Deferred income taxes........................       160,583        140,850
    Tax refund receivable........................            52         99,909
    Prepaid expenses and other current assets....        49,972         28,082
                                                  -------------  -------------
      Total current assets.......................     1,175,267      1,029,077
Property, plant and equipment:
  Land...........................................        29,421         32,244
  Buildings and leasehold improvements...........     1,012,680        938,573
  Equipment......................................     2,295,498      1,963,808
  Construction in progress.......................       461,452        392,143
                                                  -------------  -------------
      Total property, plant and equipment........     3,799,051      3,326,768
  Accumulated depreciation and amortization......    (1,808,362)    (1,539,366)
                                                  -------------  -------------
  Property, plant and equipment, net.............     1,990,689      1,787,402
  Investment in joint venture....................       204,031        197,205
  Other assets...................................       145,284        131,599
                                                  -------------  -------------
                                                  $   3,515,271  $   3,145,283
                                                  =============  =============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks......................... $       6,601  $      14,692
  Accounts payable...............................       359,536        224,139
  Accrued compensation and benefits..............        63,429         66,745
  Accrued liabilities............................       134,656        103,436
  Income tax payable.............................        12,676         51,324
  Deferred income on shipments to distributors...        83,508         95,466
  Current portion of long-term debt and capital
   lease obligations.............................        66,364         27,671
                                                  -------------  -------------
      Total current liabilities..................       726,770        583,473
Deferred income taxes............................        96,269         95,102
Long-term debt and capital lease obligations,
 less current portion............................       662,689        444,830
Commitments and contingencies....................           --             --
Stockholders' equity:
  Capital stock:
    Common stock, par value $0.01; 250,000,000
     shares authorized; 142,123,079 shares issued
     and outstanding in 1997 and 137,580,296 in
     1996........................................         1,428          1,380
  Capital in excess of par value.................     1,018,884        957,226
  Retained earnings..............................     1,066,131      1,087,221
  Unrealized gain on investments.................         2,007          4,820
  Cumulative translation adjustments.............       (58,907)       (28,769)
                                                  -------------  -------------
      Total stockholders' equity.................     2,029,543      2,021,878
                                                  -------------  -------------
                                                  $   3,515,271  $   3,145,283
                                                  =============  =============

                             See accompanying notes

                         ADVANCED MICRO DEVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 28, 1997

                         PREFERRED STOCK      COMMON STOCK
                        ------------------  ----------------
                                                              CAPITAL IN              UNREALIZED  CUMULATIVE      TOTAL
                         NUMBER              NUMBER           EXCESS OF    RETAINED     GAIN ON   TRANSLATION STOCKHOLDERS'
                        OF SHARES  AMOUNT   OF SHARES AMOUNT  PAR VALUE    EARNINGS   INVESTMENTS ADJUSTMENTS    EQUITY
                        --------- --------  --------- ------  ----------  ----------  ----------- ----------- -------------
                                                                  (THOUSANDS)
DECEMBER 25, 1994......      344  $     34   121,919  $  959  $  871,200  $  916,052    $ 9,109    $    --     $1,797,354
 Changes in
 stockholders' equity
 of NexGen in the six
 months ended June 30,
 1995..................   18,161    93,548   (24,530)    352    (171,994)     23,803        --          --        (54,291)
 Issuance of NexGen
 preferred stock.......    1,376    12,653       --      --          --          --         --          --         12,653
 Conversion of
 preferred stock to
 common stock--NexGen..  (19,537) (106,201)   19,970       2     106,199         --         --          --            --
 Issuance of NexGen
 common stock in
 connection with
 Initial Public
 Offering..............      --        --      4,542     271      65,340         --         --          --         65,611
 NexGen warrants
 exercised.............      --        --      1,178     --          --          --         --          --            --
 Issuance of shares
 for employee stock
 plans.................      --        --      2,283      22      23,518         --         --          --         23,540
 Compensation
 recognized under
 employee stock plans..      --        --        --      --        2,483         --         --          --          2,483
 Conversion of
 preferred stock to
 common stock..........     (344)      (34)    6,853      69      (2,536)        --         --          --         (2,501)
 Reincorporation into
 a Delaware
 Corporation...........      --        --        (33)   (625)        625         --         --          --            --
 Income tax benefits
 realized from
 employee stock option
 exercises.............      --        --        --      --       15,189         --         --          --         15,189
 Preferred stock
 dividends.............      --        --        --      --          --          (10)       --          --            (10)
 Redemption of
 stockholder rights....      --        --        --      --       (1,035)        --         --          --         (1,035)
 Net income............      --        --        --      --          --      216,326        --          --        216,326
 Net change in
 unrealized gain on
 investments...........      --        --        --      --          --          --      27,143         --         27,143
                         -------  --------   -------  ------  ----------  ----------    -------    --------    ----------
DECEMBER 31, 1995......      --        --    132,182   1,050     908,989   1,156,171     36,252         --      2,102,462
 Issuance of shares:
   Employee stock
   plans...............      --        --      3,838     315      27,433         --         --          --         27,748
   Fujitsu Limited.....      --        --      1,000      10      16,525         --         --          --         16,535
 Compensation
 recognized under
 employee stock plans..      --        --        --      --           24         --         --          --             24
 Warrants exercised....      --        --        560       5       2,755         --         --          --          2,760
 Income tax benefits
 realized from
 employee stock option
 exercises.............      --        --        --      --        1,500         --         --          --          1,500
 Net loss..............      --        --        --      --          --      (68,950)       --          --        (68,950)
 Net change in
 unrealized gain on
 investments...........      --        --        --      --          --          --     (31,432)        --        (31,432)
 Net change in
 translation
 adjustment............      --        --        --      --          --          --         --      (28,769)      (28,769)
                         -------  --------   -------  ------  ----------  ----------    -------    --------    ----------
DECEMBER 29, 1996......      --        --    137,580   1,380     957,226   1,087,221      4,820     (28,769)    2,021,878
 Issuance of shares
 for employee stock
 plans.................      --        --      4,113      44      38,013         --         --          --         38,057
 Compensation
 recognized under
 employee stock plans..      --        --        --      --       21,232         --         --          --         21,232
 Warrants exercised....      --        --        430       4       2,413         --         --          --          2,417
 Net loss..............      --        --        --      --          --      (21,090)       --          --        (21,090)
 Net change in
 unrealized gain on
 investments...........      --        --        --      --          --          --      (2,813)        --         (2,813)
 Net change in
 translation
 adjustment............      --        --        --      --          --          --         --      (30,138)      (30,138)
                         -------  --------   -------  ------  ----------  ----------    -------    --------    ----------
DECEMBER 28, 1997......      --   $    --    142,123  $1,428  $1,018,884  $1,066,131    $ 2,007    $(58,907)   $2,029,543
                         =======  ========   =======  ======  ==========  ==========    =======    ========    ==========

See accompanying notes

                          ADVANCED MICRO DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 28, 1997

                                                    1997       1996      1995
                                                  ---------  --------  --------
                                                          (THOUSANDS)
Cash flows from operating activities:
  Net income (loss).............................  $ (21,090) $(68,950) $216,326
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization................    394,465   346,774   272,527
   Net loss on disposal of property, plant and
    equipment...................................     19,763    11,953     2,152
   Net gain realized on sale of available-for-
    sale securities.............................     (4,978)  (41,022)   (2,707)
   Compensation recognized under employee stock
    plans.......................................     21,232        24     2,483
   Undistributed income of joint venture........    (24,587)  (54,798)  (34,926)
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables,
      inventories, prepaid expenses and other
      assets....................................   (184,966)   30,421    12,307
     Payment of litigation settlement...........        --        --    (58,000)
     Net (increase) decrease in deferred income
      taxes.....................................    (18,566)   17,134      (925)
     Increase (decrease) in tax refund
      receivable and income tax payable.........     61,209  (110,058)   11,772
     Net increase (decrease) in payables and
      accrued liabilities.......................    156,333   (42,863)  124,058
                                                  ---------  --------  --------
Net cash provided by operating activities.......    398,815    88,615   545,067
                                                  ---------  --------  --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.....   (685,100) (485,018) (625,900)
  Proceeds from sale of property, plant and
   equipment....................................     43,596     2,489     4,834
  Purchase of available-for-sale securities.....   (537,147) (633,476) (817,888)
  Proceeds from sale of available-for-sale
   securities...................................    545,478   840,492   756,373
  Purchase of held-to-maturity debt securities..        --        --   (648,012)
  Proceeds from maturities of held-to-maturity
   debt securities..............................        --        --    642,229
  Investment in joint venture...................       (128)      --    (18,019)
                                                  ---------  --------  --------
Net cash used in investing activities...........   (633,301) (275,513) (706,383)
                                                  ---------  --------  --------
Cash flows from financing activities:
  Proceeds from borrowings......................    283,482   447,877   246,345
  Debt issuance costs...........................    (13,080)  (15,378)      --
  Payments on debt and capital lease
   obligations..................................    (79,791) (252,766) (142,937)
  Proceeds from foreign grants..................     77,865       --        --
  Proceeds from issuance of stock...............     40,474    47,043   101,804
  Expenses for conversion of preferred stock and
   redemption of stockholder rights.............        --        --     (3,536)
  Payments of preferred stock dividends.........        --        --        (10)
                                                  ---------  --------  --------
Net cash provided by financing activities.......    308,950   226,776   201,666
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......     74,464    39,878    40,350
Cash and cash equivalents at beginning of year..    166,194   126,316    85,966
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 240,658  $166,194  $126,316
                                                  =========  ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid (refunded) during the year for:
   Interest (net of amounts capitalized)........  $  34,600  $    --   $  2,541
                                                  =========  ========  ========
   Income taxes.................................  $(100,016) $    375  $ 60,329
                                                  =========  ========  ========
  Non-cash financing activities:
   Equipment capital leases.....................  $  44,770  $  8,705  $ 24,422
                                                  =========  ========  ========
   Conversion of preferred stock to common
    stock.......................................  $     --   $    --   $270,328
                                                  =========  ========  ========

                             See accompanying notes

                         ADVANCED MICRO DEVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

1. NATURE OF OPERATIONS

  AMD (the Company) is a semiconductor manufacturer with manufacturing facilities in the U.S. and Asia and sales offices throughout the world. The Company's products include a wide variety of industry-standard integrated circuits (ICs) which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, personal computers (PCs) and workstations.

  Vantis Corporation (Vantis), a wholly owned subsidiary of the Company, designs, develops and markets programmable logic devices (PLDs). On September 29, 1997, the Company transferred certain of the assets and liabilities of the PLD division of the Company (excluding bipolar products) to Vantis.

2. BUSINESS COMBINATION

  On January 17, 1996, the Company acquired NexGen, Inc. (NexGen) in a tax-free reorganization in which NexGen was merged directly into the Company. At the date of the merger, the Company reserved approximately 33.6 million total shares to be exchanged, which represented eight-tenths (0.8) of a share of the common stock of AMD for each share of the common stock of NexGen outstanding or subject to an assumed warrant or option. The merger has been accounted for under the pooling-of-interests method. The Consolidated Financial Statements have been prepared to give retroactive effect to the merger of NexGen with and into AMD on January 17, 1996.

  Prior to its merger with AMD, NexGen reported on a fiscal year ending June
30. In the accompanying Consolidated Financial Statements and the Notes thereto, NexGen financial position and operating results for 1995, which were restated to a December 31, 1995 year-end, have been combined with the Company's financial position and operating results as of and for the year ended December 31, 1995.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year. The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December, which resulted in a 52-week year ended December 28, 1997. This compares with a 52-week fiscal year for 1996 and a 53-week fiscal year for 1995, which ended on December 29 and December 31, respectively.

  Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Also included in the financial statements of the Company, under the equity method of accounting, is the Company's 49.992 percent investment in Fujitsu AMD Semiconductor Limited (FASL).

  Foreign Currency Translation. Translation adjustments resulting from the process of translating into U.S. dollars the foreign currency financial statements of the Company's wholly owned foreign subsidiaries for which the U.S. dollar is the functional currency are included in operations. The translation adjustments relating to the translation of the Company's German wholly owned subsidiary in Dresden, in the State of Saxony (Dresden Fab 30), and the Company's unconsolidated joint venture, for which the local currencies are the functional currencies, are included in stockholders' equity.

  Cash Equivalents. Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

  Investments. The Company classifies, at the date of acquisition, its marketable debt and equity securities into held-to-maturity and available-for-sale categories in accordance with the provisions of the Statement of

                         ADVANCED MICRO DEVICES, INC.

Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its securities as available-for-sale which are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and other, net. Interest and dividends on all securities are included in interest income and other, net.

  Investments with maturities between three and twelve months are considered short-term investments. Short-term investments consist of money market auction rate preferred stocks and debt securities such as commercial paper, time deposits, certificates of deposit, bankers' acceptances and marketable direct obligations of the United States Treasury.

  Foreign Exchange Forward Contracts. From time to time, foreign exchange forward contracts are used to hedge the Company's net monetary asset positions in its foreign subsidiaries and the Company's liabilities for products purchased from FASL. Realized gains and losses from these hedges are included in operations. Premiums and discounts, if any, are amortized over the life of the contract and included in operations.

  Interest Rate Swaps. From time to time, the Company enters into interest rate swaps primarily to reduce its interest rate exposure by changing a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The differential between fixed and floating rates to be paid or received is accrued and recognized as an adjustment to interest expense. Accordingly, the related amount receivable from or payable to counterparties is included in other current assets or accrued liabilities, respectively.

  Foreign Currency Option Contracts. From time to time, the Company enters into option contracts to hedge firm foreign currency transactions. Premiums related to option contracts are amortized over the life of the contract. Realized gains on foreign currency option contracts will be included in the basis of the transaction. Option contracts that would result in losses if exercised are allowed to expire.

  Inventories. Inventories are stated principally at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or market (net realizable value).

  Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation and amortization are provided principally on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment 3 to 5 years; buildings up to 26 years; and leasehold improvements are the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

  Deferred Income on Shipments to Distributors. A portion of sales is made to distributors under terms allowing certain rights of return and price protection on unsold merchandise held by the distributors. Pursuant to the Company's agreements with distributors, in most instances AMD protects its distributors' inventory of the Company's products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event the agreement with the distributor is terminated. Accordingly, recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.

  Advertising Expenses. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for 1997, 1996 and 1995 was approximately $74 million, $44 million and $44 million, respectively.

                         ADVANCED MICRO DEVICES, INC.

  Net Income (Loss) Per Common Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related Interpretations and is effective for the periods ending after December 15, 1997. Under SFAS 128, all prior-period earnings per share amounts have been restated. Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options, warrants, restricted stock, convertible debt and convertible preferred stock.

  The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                             1997        1996        1995
                                          ----------- ----------- -----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
   Numerator:
    Net income (loss).................... $  (21,090) $  (68,950) $   216,326
    Preferred stock dividends............        --          --           (10)
                                          ----------  ----------  -----------
    Numerator for basic and diluted net
     income (loss) per common share...... $  (21,090) $  (68,950) $   216,316
                                          ----------  ----------  -----------
   Denominator:
    Denominator for basic net income
     (loss) per common share--weighted-
     average shares......................    140,453     135,126      127,680
    Effect of dilutive securities:
     Employee stock options..............        --          --         6,231
     Warrants............................        --          --         2,233
     Convertible preferred stock.........        --          --         1,343
     Other dilutive securities...........        --          --           211
                                          ----------  ----------  -----------
    Dilutive potential common shares.....        --          --        10,018
    Denominator for diluted net income
     (loss) per common share--adjusted
     weighted-average shares and assumed
     conversions.........................    140,453     135,126      137,698
                                          ==========  ==========  ===========
   Basic net income (loss) per common
    share................................ $    (0.15) $    (0.51) $      1.69
                                          ==========  ==========  ===========
   Diluted net income (loss) per common
    share................................ $    (0.15) $    (0.51) $      1.57
                                          ==========  ==========  ===========

  For additional disclosures regarding the warrants, the employee stock options and the restricted stock, see Notes 7 and 12.

  Options, warrants and restricted stock were outstanding during 1997 and 1996, but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Options to purchase 1,970,000 shares of common stock at a weighted-average price of $30.18 per share were outstanding during 1995, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  Employee Stock Plans. The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of

                         ADVANCED MICRO DEVICES, INC.

Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As allowed under SFAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25. See Note 12.

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

  Year-End Adjustments (Unaudited). The Company made certain year-end adjustments in 1995, resulting from changes in estimates related to the Nx586 product which was developed by NexGen. These adjustments were material to the results of the fourth quarter in 1995. These adjustments, related to accounts receivable and inventory, were charged primarily to net sales and cost of sales and reduced 1995 operating income by approximately $52 million. These adjustments had no impact on the Company's operating results in 1997 or 1996.

  Financial Presentation. Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

                          ADVANCED MICRO DEVICES, INC.

4. FINANCIAL INSTRUMENTS

AVAILABLE-FOR-SALE SECURITIES

  Available-for-sale securities as of December 28, 1997, and December 29, 1996, were as follows:

                                                   GROSS      GROSS      FAIR
                                                 UNREALIZED UNREALIZED  MARKET
                                          COST     GAINS      LOSSES    VALUE
                                        -------- ---------- ---------- --------
                                                      (THOUSANDS)
1997
Cash equivalents:
 Commercial paper...................... $ 14,901   $   14     $ --     $ 14,915
 Federal agency notes..................   22,860      --        (79)     22,781
                                        --------   ------     -----    --------
   Total cash equivalents.............. $ 37,761   $   14     $ (79)   $ 37,696
                                        ========   ======     =====    ========
Short-term investments:
 Money market auction rate preferred
  stocks............................... $ 61,200   $  --      $ --     $ 61,200
 Certificates of deposit...............   50,025      345       (10)     50,360
 Treasury notes........................    9,989        9       --        9,998
 Corporate notes.......................   37,862      127        (4)     37,985
 Federal agency notes..................   47,283        4       (70)     47,217
 Commercial paper......................   19,379      235       --       19,614
                                        --------   ------     -----    --------
   Total short-term investments........ $225,738   $  720     $ (84)   $226,374
                                        ========   ======     =====    ========
Long-term investments:
 Equity investments.................... $  6,087   $1,341     $ --     $  7,428
 Treasury notes........................    1,997       95       --        2,092
                                        --------   ------     -----    --------
   Total long-term investments......... $  8,084   $1,436     $ --     $  9,520
                                        ========   ======     =====    ========
1996
Cash equivalents:
 Commercial paper...................... $ 42,699   $  --      $(148)   $ 42,551
 Federal agency notes..................   32,805      --       (107)     32,698
 Other debt securities.................      458      --        --          458
                                        --------   ------     -----    --------
   Total cash equivalents.............. $ 75,962   $  --      $(255)   $ 75,707
                                        ========   ======     =====    ========
Short-term investments:
 Money market auction rate preferred
  stocks............................... $  5,000   $  --      $ --     $  5,000
 Certificates of deposit...............   48,113        7        (8)     48,112
 Treasury notes........................   52,812        8       (76)     52,744
 Corporate notes.......................   18,967      --        (13)     18,954
 Commercial paper......................   94,506      688       --       95,194
                                        --------   ------     -----    --------
   Total short-term investments........ $219,398   $  703     $ (97)   $220,004
                                        ========   ======     =====    ========
Long-term investments:
 Equity investments.................... $ 15,281   $4,467     $ --     $ 19,748
 Treasury notes........................    2,015        2       --        2,017
                                        --------   ------     -----    --------
   Total long-term investments......... $ 17,296   $4,469     $ --     $ 21,765
                                        ========   ======     =====    ========

  The net gain realized on the sale of available-for-sale securities was $5 million, $41 million and $3 million for 1997, 1996 and 1995, respectively.

                         ADVANCED MICRO DEVICES, INC.

  As of December 28, 1997, the Company did not own any securities classified as trading.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  As part of the Company's asset and liability management, the Company enters into various types of transactions that involve financial instruments with off-balance-sheet risk. These instruments are entered into in order to manage financial market risk, including interest rate and foreign exchange risk. The notional values, carrying amounts and fair values are included in the table below. The estimates of fair value were obtained using prevailing financial market information as of December 28, 1997. In certain instances where judgment is required in estimating fair value, price quotes were obtained from certain of the Company's counterparty financial institutions.

                                        1997                    1996
                               ----------------------- ------------------------
                               NOTIONAL CARRYING FAIR  NOTIONAL CARRYING  FAIR
                                AMOUNT   AMOUNT  VALUE  AMOUNT   AMOUNT   VALUE
                               -------- -------- ----- -------- --------  -----
                                                 (THOUSANDS)
   Interest rate instruments:
     Swaps.................... $   --     $--    $--   $40,000  $(1,011)  $(437)
   Foreign exchange
    instruments:
     Foreign currency option
      contracts............... 150,000     893    369      --       --      --
     Foreign exchange forward
      contracts...............  48,500      53    309   25,340      138     121

 Foreign Exchange Forward Contracts

  The Company enters into foreign exchange forward contracts to buy and sell currencies as economic hedges of its net monetary asset positions in its foreign subsidiaries and liabilities for products purchased from FASL. The hedging transactions in 1997 were denominated in lira, yen, French franc, deutsche mark, pound sterling and Dutch guilder. The maturities of these contracts are generally less than six months.

 Foreign Currency Option Contracts

  In 1997, the Company entered into foreign currency option contracts as a hedge of firm commitments to make investments in, or subordinated loans to, Dresden Fab 30. These contracts expire at various dates through 1999.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

  The fair value of debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

  The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                                  1997              1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                        (THOUSANDS)
   Short-term debt:
     Notes payable......................... $  6,601 $  6,601 $ 14,692 $ 14,692
     Current portion of long-term debt.....   37,176   34,344    3,802    3,802
   Long-term debt (excluding capital
    leases)................................  622,880  627,758  410,068  447,491

                         ADVANCED MICRO DEVICES, INC.

5. CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and financial instruments used in hedging activities.

  The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Investments in time deposits and certificates of deposit are acquired from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated A1, P1 or better, investments in tax-exempt securities including municipal notes and bonds are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary. Bad debt expenses have not been material.

  The counterparties to the agreements relating to the Company's foreign currency hedging transactions consist of a number of major, high credit quality, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparties.

6. OTHER RISKS

  Financing Requirements. The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the conversion of Fab 25 to 0.25 micron process technology and the construction and facilitization of Dresden Fab 30. The Company will be required to raise funds through external financing in order to continue to make the substantial capital investments required to convert Fab 25 to 0.25 micron process technology, as well as for other ongoing capital investments.

  In March 1997, the Company's indirect wholly owned subsidiary, AMD Saxony, entered into a Loan Agreement (the Dresden Loan Agreement) with a consortium of banks led by Dresdner Bank AG. In the event the Company is unable to meet its obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreement, AMD Saxony will be unable to complete Dresden Fab 30 and the Company will be in default under the Dresden Loan Agreement, the Credit Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on the Company.

  There can be no assurance that the Company will be able to obtain the funds necessary to fund its capital investments and any such failure will have a material adverse effect on the Company.

  Products. AMD-K6 microprocessor and Flash memory devices each contributed a significant portion of the Company's revenues in 1997. The Company's ability to increase product revenues, and benefit fully from

                         ADVANCED MICRO DEVICES, INC.

substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 microprocessor in 1998, future generations of K86 microprocessors in 1999 and beyond and future generations of Flash memory devices.

  Markets. The markets for the Company's products are characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. The market for microprocessors is primarily dependent upon the market for PCs, and the market for Flash memory devices is primarily dependent upon the market for communications devices. From time to time, the PC industry has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and resultant accelerated erosion of average selling prices. The Company's business could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future.

  Manufacturing Capacity. The Company's manufacturing facilities have been underutilized from time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company is increasing its manufacturing capacity by making significant capital investments in Fab 25 and in Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. The Company is also building a new test and assembly facility in Suzhou, China. There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and could have a material adverse effect on the Company.

  Process Technology. Manufacturers of integrated circuits constantly seek to improve the process technologies used to manufacture their products. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company fails to successfully ramp production in Fab 25 to 0.25 micron process technology, if the Company's microprocessors fail to continue to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. There can be no assurance that the Company will be able to commit Fab 25 production to a qualified 0.25 micron process technology in order to fabricate product in sufficient volume to generate revenue necessary to offset investments in Fab 25 and meet the anticipated needs and demands of its customers.

  Manufacturing Interruptions and Yields. Any substantial interruption with respect to any of the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. For example, the Company's recent results have been negatively affected by disappointing AMD-K6 microprocessor yields. The Company may in the future be materially adversely affected by fluctuations in manufacturing yields. The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include errors and interruptions in the fabrication process, equipment performance, process controls as well as other risks, all of which can affect yields.

                         ADVANCED MICRO DEVICES, INC.

  Inventories. Given the volatility of the market, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, such backlog demand is subject to revisions, cancellations and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

  Customers. The Company primarily markets and sells its products to a broad base of customers comprised of distributors and OEMs of computation and communication equipment. One of the Company's distributors, Arrow Electronics, Inc., accounted for approximately 12 percent, 13 percent and 12 percent of 1997, 1996 and 1995 net sales, respectively. No other distributor or OEM customer accounted for 10 percent or more of net sales in 1997, 1996 or 1995.

  International Operations. The Company derives a substantial portion of its revenues from international sales. However, only a portion of the Company's international sales were denominated in foreign currencies. Further, the Company does not have any sales denominated in the local currencies of those countries which have highly inflationary economies.

  Nearly all product assembly and final testing of the Company's products are performed at the Company's manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. Wafer fabrication of certain products is performed at foundries in Asia. FASL wafer fabrication facilities are located in Aizu-Wakamatsu, Japan. Foreign manufacturing entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company's operations.

7. WARRANTS

  On May 24, 1995, the effective date of the initial public offering by NexGen, all previously issued preferred series warrants were converted into warrants to purchase common stock. At December 28, 1997, the Company had 4,801 warrants outstanding with an exercise price of $6.25 expiring on August 17, 1998.

  For the year ended December 28, 1997, warrants previously issued to purchase 31,939 shares of common stock were exercised on a cashless basis for 27,296 shares of common stock. All warrants are currently exercisable at December 28, 1997.

8. INCOME TAXES

  Provision (benefit) for income taxes consists of:

                                                     1997      1996      1995
                                                   --------  ---------  -------
                                                          (THOUSANDS)
   Current:
     U.S. Federal................................. $(43,053) $(102,213) $58,683
     U.S. State and Local.........................   (1,959)    (1,026)   1,855
     Foreign National and Local...................    8,423      1,097   10,594
   Deferred:
     U.S. Federal.................................  (12,902)    16,280    1,295
     U.S. State and Local.........................   (7,872)       854   (3,167)
     Foreign National and Local...................    2,208        --       946
                                                   --------  ---------  -------
   Provision (benefit) for income taxes........... $(55,155) $ (85,008) $70,206
                                                   ========  =========  =======

                         ADVANCED MICRO DEVICES, INC.

  Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option and stock purchase plans reduced taxes currently payable as shown above by approximately $2 million and $15 million in 1996 and 1995, respectively. Such benefits were credited to capital in excess of par value when realized. Tax benefits generated in 1997 did not reduce taxes currently payable.

  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes," deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 28, 1997 and December 29, 1996, are as follows:

                                                             1997       1996
                                                           ---------  ---------
                                                               (THOUSANDS)
   Deferred tax assets:
     Net operating loss carryovers........................ $  99,424  $  50,225
     Deferred distributor income..........................    36,898     45,594
     Inventory reserves...................................    30,085     30,145
     Accrued expenses not currently deductible............    26,345     17,297
     Federal and state tax credit carryovers..............    74,535     57,959
     Other................................................    60,927     61,957
                                                           ---------  ---------
       Total deferred tax assets..........................   328,214    263,177
     Less: valuation allowance............................   (44,221)   (22,062)
                                                           ---------  ---------
       Net deferred tax assets............................   283,993    241,115
   Deferred tax liabilities:
     Depreciation.........................................  (175,177)  (154,217)
     Other................................................   (44,502)   (41,150)
                                                           ---------  ---------
       Total deferred tax liabilities.....................  (219,679)  (195,367)
                                                           ---------  ---------
   Net deferred tax assets................................ $  64,314  $  45,748
                                                           =========  =========

  Realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not that such assets will be realized, however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

  The valuation allowance for deferred tax assets includes $18 million attributable to stock option deductions, the benefit of which will be credited to equity when realized.

  Pretax income from foreign operations was approximately $10 million in 1997, $33 million in 1996 and $61 million in 1995.

  A portion of the net operating loss carryovers are subject to limitation. Availability of $21 million of tax effected net operating loss carryovers generally occurs ratably from 1999 through 2001. The federal and state tax credit and net operating loss carryovers expire beginning in the year 2003 through 2012.

                         ADVANCED MICRO DEVICES, INC.

  The following is a reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes:

                                  1997              1996             1995
                             ---------------   ---------------   -------------
                               TAX     RATE      TAX     RATE      TAX    RATE
                             --------  -----   --------  -----   -------  ----
                                     (THOUSANDS EXCEPT PERCENT)
   Statutory federal income
    tax provision
    (benefit)..............  $(35,291) (35.0)% $(73,065) (35.0)% $88,062  35.0%
   State taxes net of
    federal benefit........    (7,500)  (7.4)      (520)  (0.2)      216   0.1
   Tax exempt Foreign Sales
    Corporation income.....    (1,369)  (1.4)    (2,283)  (1.1)   (6,848) (2.7)
   Foreign income and other
    than U.S. rates........   (10,228) (10.1)    (9,782)  (4.7)  (11,503) (4.6)
   Other...................      (767)  (0.8)       642    0.3       279   0.1
                             --------  -----   --------  -----   -------  ----
                             $(55,155) (54.7)% $(85,008) (40.7)% $70,206  27.9%
                             ========  =====   ========  =====   =======  ====

  No provision has been made for income taxes on approximately $333 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently invest such earnings. If such earnings were distributed, additional taxes of approximately $113 million would accrue.

  The Company's assembly and test plant in Thailand is operated under a tax holiday which expires in 1998. The net impact of this tax holiday was a decrease in the net loss of approximately $3 million ($0.02 diluted net loss per common share) in 1997.

9. DEBT

  Significant elements of revolving lines of credit are:

                                                       1997           1996
                                                   -------------  -------------
                                                   (THOUSANDS EXCEPT PERCENT)
   Committed:
     Three-year secured revolving line of credit.  $     150,000  $     150,000
   Uncommitted:
     Portion of unsecured lines of credit
      available to foreign subsidiaries..........         67,052         84,501
   Amounts outstanding at year-end under lines of
    credit:
     Short-term..................................          6,601         14,692
   Short-term borrowings:
     Average daily borrowings....................         10,795         15,389
     Maximum amount outstanding at any month-end.         13,846         22,971
     Weighted-average interest rate..............           1.75%          2.36%
     Average interest rate on amounts outstanding
      at year-end................................           2.01%          1.47%

  Interest on foreign and short-term domestic borrowings is negotiated at the time of the borrowing.

                         ADVANCED MICRO DEVICES, INC.

  Information with respect to the Company's long-term debt and capital lease obligations at year-end is:

                                                              1997      1996
                                                            --------  --------
                                                               (THOUSANDS)
   11% Senior Secured Notes with interest payable
    semiannually and principal on August 1, 2003........... $400,000  $400,000
   Secured term loan with 7.56% interest payable quarterly
    and principal payable quarterly from October 1998
    through May 2000.......................................  250,000       --
   Promissory notes with principal and 6.88% interest
    payable annually through January 2000, secured by a
    partnership interest...................................    6,577     8,489
   Mortgage with principal and 9.88% interest payable in
    monthly installments through April 2007................    1,781     1,930
   Obligations under capital leases........................   68,997    58,631
   Obligations secured by equipment........................    1,668     3,388
   Other...................................................       30        63
                                                            --------  --------
                                                             729,053   472,501
   Less: current portion...................................  (66,364)  (27,671)
                                                            --------  --------
   Long-term debt and capital lease obligations, less
    current portion........................................ $662,689  $444,830
                                                            ========  ========

  On July 19, 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provided for a $400 million term loan and revolving credit facility which became available concurrently with the sale of the Senior Secured Notes. The Credit Agreement provided for a $150 million three-year secured revolving line of credit (which can be extended for one additional year, subject to approval of the lending banks) and a $250 million four-year secured term loan, the latter of which the Company used fully in January 1997. No balances were outstanding under the revolving line of credit at December 28, 1997 or December 29, 1996.

  For each of the next five years and beyond, long-term debt and capital lease obligations are:

                                                        LONG-TERM DEBT  CAPITAL
                                                       (PRINCIPAL ONLY) LEASES
                                                       ---------------- -------
                                                             (THOUSANDS)
   1998...............................................     $ 37,176     $33,518
   1999...............................................      126,370      19,052
   2000...............................................       95,287      12,783
   2001...............................................          167       6,539
   2002...............................................          184       1,497
   Beyond 2002........................................      400,872         268
                                                           --------     -------
     Total............................................      660,056      73,657
   Less: amount representing interest.................          --       (4,660)
                                                           --------     -------
     Total at present value...........................     $660,056     $68,997
                                                           ========     =======

  Obligations under the lease agreements are collateralized by the assets leased. Total assets leased were approximately $138 million and $134 million at December 28, 1997 and December 29, 1996, respectively. Accumulated amortization of these leased assets was approximately $85 million and $72 million at December 28, 1997 and December 29, 1996, respectively.

  The above debt agreements limit the Company's and its subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. At December 28, 1997, the Company was in compliance with all restrictive covenants of such debt agreements and all retained earnings were restricted as to payments of cash dividends on common stock.

                         ADVANCED MICRO DEVICES, INC.

10. INTEREST EXPENSE & INTEREST INCOME AND OTHER, NET

INTEREST EXPENSE

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                          (THOUSANDS)
   Interest expense............................... $ 74,716  $ 32,507  $ 21,102
   Interest capitalized...........................  (29,440)  (17,670)  (18,043)
                                                   --------  --------  --------
                                                   $ 45,276  $ 14,837  $  3,059
                                                   ========  ========  ========

  In 1997, interest expense primarily consisted of interest expense incurred on the Company's Senior Secured Notes sold in August 1996, interest on the Company's $250 million four-year secured term loan and interest capitalized primarily related to the second phase of construction of Fab 25 and Dresden Fab 30. In 1996, interest expense primarily consisted of interest expense incurred on the Company's Senior Secured Notes sold in August 1996 and interest capitalized primarily related to equipment installation in Fab 25. In 1995, interest expense primarily consisted of interest payments on the $150 million four-year term loan the Company entered into on January 5, 1995, and interest capitalized primarily related to the construction of Fab 25.

INTEREST INCOME AND OTHER, NET

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                               (THOUSANDS)
   Interest income...................................... $28,975 $19,564 $29,518
   Other income, net....................................   6,122  39,827   2,947
                                                         ------- ------- -------
                                                         $35,097 $59,391 $32,465
                                                         ======= ======= =======

  Other income, net primarily consisted of gains resulting from the sales of equity investments for all years presented. Also included in other income, net for all years presented is the net loss on the sale of assets.

11. FOREIGN AND DOMESTIC OPERATIONS

  AMD manufactures and markets standard lines of products. The Company's products include a wide variety of industry-standard ICs which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, PCs and workstations.

  Operations outside the United States include both manufacturing and sales. Manufacturing subsidiaries are located in Malaysia, Thailand, Singapore and China. Sales subsidiaries are in Europe and Asia Pacific.

                         ADVANCED MICRO DEVICES, INC.

  The following is a summary of operations by entities within geographic areas for the three years ended December 28, 1997:

                                              1997        1996        1995
                                           ----------  ----------  ----------
                                                     (THOUSANDS)
   Sales to unaffiliated customers:
     North America........................ $1,804,242  $1,418,871  $1,780,240
     Europe...............................    391,587     378,136     491,293
     Asia Pacific.........................    160,546     156,012     196,846
                                           ----------  ----------  ----------
                                           $2,356,375  $1,953,019  $2,468,379
                                           ==========  ==========  ==========
   Transfers between geographic areas
    (eliminated in consolidation):
     North America........................ $1,016,400  $  578,581  $  743,117
     Asia Pacific.........................    386,015     383,684     396,158
                                           ----------  ----------  ----------
                                           $1,402,415  $  962,265  $1,139,275
                                           ==========  ==========  ==========
   Operating income (loss):
     North America........................ $ (105,487) $ (289,324) $  164,549
     Europe...............................    (23,717)     (3,905)     18,922
     Asia Pacific.........................     38,551      39,919      38,729
                                           ----------  ----------  ----------
                                           $  (90,653) $ (253,310) $  222,200
                                           ==========  ==========  ==========
   Identifiable assets:
     North America........................ $2,983,963  $2,644,368  $2,636,675
     Asia Pacific.........................    565,536     514,880     463,530
     Europe...............................    318,801     154,288      85,664
     Eliminations.........................   (353,029)   (168,253)   (107,402)
                                           ----------  ----------  ----------
                                           $3,515,271  $3,145,283  $3,078,467
                                           ==========  ==========  ==========
   U.S. export sales:
     Asia Pacific......................... $  487,751  $  344,050  $  485,625
     Europe...............................    291,773     157,647     206,328
                                           ----------  ----------  ----------
                                           $  779,524  $  501,697  $  691,953
                                           ==========  ==========  ==========

  Sales to unaffiliated customers are based on the location of the Company's subsidiary. Transfers between geographic areas consist of products and services that are sold at amounts generally above cost and are consistent with governing tax regulations. Operating income (loss) is total sales less operating expenses. Identifiable assets are those assets used in each geographic area. Export sales are United States foreign direct sales to unaffiliated customers primarily in Europe and Asia Pacific.

                         ADVANCED MICRO DEVICES, INC.

12. STOCK-BASED BENEFIT PLANS

  Stock Option Plans. The Company has several stock option plans under which key employees have been granted incentive (ISOs) and nonqualified (NSOs) stock options to purchase the Company's common stock. Generally, options are exercisable within four years from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100 percent of the fair market value of the common stock at the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock at the date of grant. At December 28, 1997, 3,172 employees were eligible and participating in the plans.

  On July 10, 1996, the Compensation Committee of the Board of Directors of AMD approved a stock option repricing program pursuant to which employees of the Company (excluding officers) could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $11.88, equal to the closing price of the Company's common stock on the New York Stock Exchange on July 15, 1996. Approximately 6.1 million options were eligible for repricing, of which 5.3 million were repriced. The vesting schedules and expiration dates of repriced stock options were extended by one year, and certain employees canceled stock options for four shares of common stock in exchange for repriced options for three shares of common stock.

  The following is a summary of stock option activity and related information:

                               1997               1996                  1995
                         ------------------ ------------------ -----------------------
                                  WEIGHTED-          WEIGHTED-
                                   AVERAGE            AVERAGE
                                  EXERCISE           EXERCISE               PRICE
                         OPTIONS    PRICE   OPTIONS    PRICE   OPTIONS    PER SHARE
                         -------  --------- -------  --------- -------  --------------
                                           (SHARES IN THOUSANDS)
Options:
  Outstanding at
   beginning of year.... 18,651    $12.17   16,329    $16.77   14,825   $0.50 - $30.25
  Granted...............  3,392     34.33   11,245     12.96    4,327    3.13 -  35.88
  Canceled..............   (782)    16.05   (7,042)    26.64     (510)   0.50 -  35.75
  Exercised............. (3,481)     8.03   (1,881)     4.07   (2,313)   0.50 -  30.25
                         ------             ------             ------
  Outstanding at end of
   year................. 17,780     17.07   18,651     12.17   16,329    0.50 -  35.88
                         ======             ======             ======
  Available for grant at
   beginning of year....  3,845                751              3,386
  Available for grant at
   end of year..........    966              3,845                751

  The following table summarizes information about options outstanding at December 28, 1997:

                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                              ------------------------------------------------ --------------------------
                                NUMBER      WEIGHTED-AVERAGE      WEIGHTED-      NUMBER      WEIGHTED-
                              OUTSTANDING REMAINING CONTRACTUAL    AVERAGE     EXERCISABLE    AVERAGE
   RANGE OF EXERCISE PRICES   AT 12/28/97     LIFE (YEARS)      EXERCISE PRICE AT 12/28/97 EXERCISE PRICE
   ------------------------   ----------- --------------------- -------------- ----------- --------------
                                                         (SHARES IN THOUSANDS)
       $ 0.01 - $ 9.38           2,953            5.34              $ 5.70        2,360        $ 5.89
         9.50 -  11.88           4,718            7.51               11.71        2,374         11.61
        12.13 -  18.75           5,744            7.54               14.50        2,409         14.36
        18.81 -  44.50           4,365            8.68               33.93        1,156         29.52
                                ------                                            -----
       $ 0.01 - $44.50          17,780            7.45               17.07        8,299         13.28
                                ======                                            =====

                         ADVANCED MICRO DEVICES, INC.

  Stock Purchase Plan. The Company has an employee stock purchase plan (ESPP) that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At December 28, 1997, 7,015 employees were eligible to participate in the plan and 1,379,195 common shares remained available for issuance under the plan. A summary of stock purchased under the plan is shown below.

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                            (THOUSANDS EXCEPT
                                                         EMPLOYEE PARTICIPANTS)
     Aggregate purchase price........................... $14,470 $13,138 $11,457
     Shares purchased...................................     673   1,035     501
     Employee participants..............................   3,046   2,963   2,825

  Stock Appreciation Rights Plans. The Company maintains three stock appreciation rights plans under which stock appreciation rights (SARs) either have been or may be granted to key employees. The number of SARs exercised plus common stock issued under the stock option plans may not exceed the number of shares authorized under the stock option plans. SARs may be granted in tandem with outstanding stock options, in tandem with future stock option grants or independently of any stock options. Generally, the terms of SARs granted under the plans are similar to those of options granted under the stock option plans, including exercise prices, exercise dates and expiration dates. To date, the Company has granted only limited SARs, which become exercisable only in the event of certain changes in control of the Company.

  Restricted Stock Award Plan. The Company established the 1987 restricted stock award plan under which up to two million shares of common stock may be issued to employees, subject to terms and conditions determined at the discretion of the Board of Directors. The Company entered into agreements to issue 15,000 and 320,609 shares in 1997 and 1996, respectively. To date, agreements covering 243,712 shares have been canceled without issuance and 1,501,559 shares have been issued pursuant to prior agreements. At
December 28, 1997, agreements covering 491,941 shares were outstanding under the plan and no shares remained available for future awards. Outstanding awards vest under varying terms within five years.

  Stock-Based Compensation. As permitted under SFAS 123, the Company has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                            OPTIONS               ESPP
                                       -------------------  -------------------
                                       1997   1996   1995   1997   1996   1995
                                       -----  -----  -----  -----  -----  -----
   Expected life (years)..............  3.35   3.16   2.43   0.25   0.25   0.25
   Expected stock price volatility.... 54.69% 48.02% 53.29% 68.41% 47.81% 42.15%
   Risk-free interest rate............  6.21%  6.44%  5.88%  5.37%  5.29%  5.69%

                         ADVANCED MICRO DEVICES, INC.

  For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases under the
ESPP). The Company's pro forma information follows:

                                                      1997      1996      1995
                                                    --------  --------  --------
                                                        (THOUSANDS EXCEPT
                                                        PER SHARE AMOUNTS)
   Net income (loss)--as reported.................  $(21,090) $(68,950) $216,326
   Net income (loss)--pro forma...................   (44,304)  (89,451)  205,047
   Basic net income (loss) per share--as reported.     (0.15)    (0.51)     1.69
   Basic net income (loss) per share--pro forma...     (0.32)    (0.66)     1.61
   Diluted net income (loss) per share--as
    reported......................................     (0.15)    (0.51)     1.57
   Diluted net income (loss) per share--pro forma.     (0.32)    (0.66)     1.49

  Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999. A total of 3,172,820 stock based awards were granted during 1997 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $36.11 and $16.07, respectively. A total of 234,285 stock based awards were granted during 1997 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.09 and $23.82, respectively.

  The weighted-average fair value of stock purchase rights during 1997 was $8.42 per share.

13. OTHER EMPLOYEE BENEFIT PLANS

  Profit Sharing Program. The Company has a profit sharing program to which the Board of Directors has authorized semiannual contributions. Profit sharing contributions were approximately $4 million in 1997 and $45 million in 1995. There were no profit sharing contributions in 1996.

  Retirement Savings Plan. The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating United States employees to contribute from one percent to 15 percent of their pre-tax salary subject to I.R.S. limits. The Company makes a matching contribution calculated at 50 cents on each dollar of the first 3 percent of participant contributions, to a maximum of 1.5 percent of eligible compensation. The Company's contributions to the 401(k) plan were approximately $5 million, $5 million and $4 million for 1997, 1996 and 1995, respectively. There are eight investment funds in which each employee may invest contributions in whole percentage increments. NexGen had a 401(k) plan which allowed employees to contribute from one percent to ten percent of their pre-tax salary subject to I.R.S. limits. NexGen did not match employee contributions.

                         ADVANCED MICRO DEVICES, INC.

14. COMMITMENTS

  The Company leases certain of its facilities under agreements which expire at various dates through 2011. The Company also leases certain of its manufacturing and office equipment for terms ranging from one to five years. Rent expense was approximately $48 million, $40 million and $37 million in 1997, 1996 and 1995, respectively.

  For each of the next five years and beyond, noncancelable long-term operating lease obligations and commitments to purchase manufacturing supplies and services are as follows:

                                                           OPERATING  PURCHASE
                                                            LEASES   COMMITMENTS
                                                           --------- -----------
                                                                (THOUSANDS)
     1998.................................................  $32,638    $21,403
     1999.................................................   26,783     18,884
     2000.................................................   21,619     16,775
     2001.................................................   16,330      4,956
     2002.................................................   15,635      4,956
     Beyond 2002..........................................  104,453     24,690

  The operating leases of the Company's corporate marketing, general and administrative facility expire in December 1998. These leases provide the Company with an option to purchase the facility for $40 million during the lease term. At the end of the lease term, the Company is obligated to either purchase the facility or to arrange for its sale to a third party with a guarantee of residual value to the seller equal to the option purchase price. Alternatively, the Company may seek to renegotiate the terms of the lease.

  In addition to the purchase commitments above, the Company had commitments of approximately $452 million for the construction or acquisition of additional property, plant and equipment at December 28, 1997.

  AMD Saxony is building Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility over the next four years at a present estimated cost of approximately $1.9 billion. The Federal Republic of Germany and the State of Saxony have agreed to support the project in the form of (i) a guarantee of 65 percent of the bank debt to be incurred by AMD Saxony up to a maximum of DM1.65 billion, (ii) investment grants and subsidies totaling DM501 million and (iii) interest subsidies from the State of Saxony totaling DM300 million. In March 1997, AMD Saxony entered into the Dresden Loan Agreement under which loan facilities totaling DM1.65 billion will be made available. In connection with the Dresden Loan Agreement, the Company has agreed to invest in AMD Saxony over the next two years equity or subordinated loans in an amount totaling approximately DM478 million, and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement up to a maximum of DM218 million until Dresden Fab 30 has been completed. After completion of Dresden Fab 30, the Company has agreed to make funds available to AMD Saxony up to DM145 million if the subsidiary does not meet its fixed charge coverage ratio covenant. The Company has agreed to fund certain contingent obligations, including various obligations to fund project cost overruns, if any. The Company commenced construction in the second quarter of 1997 and completed construction of the building shell for the plant and administration building at the end of 1997. The planned Dresden Fab 30 costs are denominated in deutsche marks and, therefore, are subject to change due to foreign exchange rate fluctuations. The Company entered into foreign currency hedging transactions for Dresden Fab 30 during the first quarter of 1997.

  In December 1995, the Company signed a five-year, comprehensive cross-license agreement with Intel. The cross-license is royalty-bearing for the Company's products that use certain Intel technologies. The Company is required to pay Intel minimum non-refundable royalties during the years 1998 through 2000.

                         ADVANCED MICRO DEVICES, INC.

15. INVESTMENT IN JOINT VENTURE

  In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating an advanced integrated circuit manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. In 1995, the Company invested an additional $18 million in FASL. The Company's share of FASL net income during 1997 was $25 million, net of income taxes of approximately $23 million. At December 28, 1997, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $46 million to the investment in FASL. In 1997, 1996 and 1995, the Company purchased $242 million, $234 million and $128 million, respectively, of Flash memory devices from FASL. At December 28, 1997, and December 29, 1996, the Company had outstanding payables of $40 million and $27 million, respectively, to FASL for Flash memory device purchases. At December 28, 1997, and December 29, 1996, the Company had outstanding royalty receivables of $6 million and $4 million, respectively, as a result of FASL sales. In 1997, 1996 and 1995, the Company earned royalty income of $19 million, $21 million and $11 million, respectively, as a result of FASL sales.

  Pursuant to a cross-equity provision between AMD and Fujitsu Limited, the Company purchased shares of Fujitsu Limited common stock and owns approximately 0.5 million shares at December 28, 1997. Under the same provision, Fujitsu Limited has purchased 3 million shares of AMD common stock, and is required to purchase an additional 1.5 million shares over the next several years, for a total investment not to exceed $100 million.

  In the third quarter of 1997, FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percentage interest in FASL. At December 28, 1997, AMD had loan guarantees of $48 million outstanding with respect to such loans.

  The following is condensed unaudited financial data of FASL:

                      THREE YEARS ENDED DECEMBER 28, 1997

                                                        1997     1996     1995
                                                      -------- -------- --------
                                                             (UNAUDITED)
                                                             (THOUSANDS)
   Net sales......................................... $423,251 $459,075 $252,069
   Gross profit......................................  105,691  200,255  120,066
   Operating income..................................   94,863  185,825  117,411
   Net income........................................   46,000  121,119   72,286

                    DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                                1997     1996
                                                              -------- --------
                                                                 (UNAUDITED)
                                                                 (THOUSANDS)
   Current assets............................................ $134,499 $ 97,693
   Non-current assets........................................  627,965  542,684
   Current liabilities.......................................  339,151  215,524
   Non-current liabilities...................................      662      474

                         ADVANCED MICRO DEVICES, INC.

  The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the Consolidated Statements of Operations due to adjustments resulting from the related party relationship between FASL and the Company which are reflected on the Company's Consolidated Statements of Operations.

16. CONTINGENCIES

I. LITIGATION

  A. McDaid v. Sanders, et al.; Kozlowski, et al. v. Sanders, et al. The McDaid complaint was filed November 3, 1995 and the Kozlowski complaint was filed November 15, 1995. Both actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, against the Company and certain individual officers and directors (the Individual Defendants), and purportedly were filed on behalf of all persons who purchased or otherwise acquired common stock of the Company during the period April 11, 1995 through September 25, 1995. The complaints seek damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and the Individual Defendants regarding the Company's development of its K5 microprocessor, which statements and omissions, the plaintiffs claim, allegedly operated to inflate artificially the price paid for the Company's common stock during the period. The complaints also allege that Company statements regarding its K6 and K7 series microprocessors were materially misleading. The complaints seek compensatory damages in an amount to be proven at trial, fees and costs, and extraordinary equitable and/or injunctive relief. The Court has consolidated both actions into one. Defendants filed answers in the consolidated action in May 1996. The trial is scheduled to commence on January 11, 1999. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

  B. AMD v. Altera Corporation. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to the Company's and Altera Corporation's programmable logic devices. In a trial held in May of 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held on August 11 and 13, 1997, the Court held that Altera is licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against the Company. The Court determined that AMD is licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees on November 17, 1997. The Company then filed, and the Court granted, a motion to stay determination of the attorney's fees motion until resolution of its appeal. The Company has filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of the Company's eight patents-in-suit. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

II. ENVIRONMENTAL MATTERS

  Clean-Up Orders. Since 1981, the Company has discovered, investigated and begun remediation of three sites where releases from underground chemical tanks at its facilities in Santa Clara County, California adversely affected the ground water. The chemicals released into the ground water were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which is no longer used by the Company) has been identified as a probable carcinogen.

  In 1991, the Company received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region relating to the three sites. One of the orders named the Company as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. Another of the orders named the Company as well as National Semiconductor Corporation.

                         ADVANCED MICRO DEVICES, INC.

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

III. OTHER MATTERS

  The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

                                                                     SCHEDULE II

                          ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996
                             AND DECEMBER 28, 1997

                                               ADDITIONS
                                                CHARGED
                                              (REDUCTIONS
                                     BALANCE   CREDITED)                BALANCE
                                    BEGINNING     TO                    END OF
                                    OF PERIOD OPERATIONS  DEDUCTIONS(1) PERIOD
                                    --------- ----------- ------------- -------
                                                    (THOUSANDS)
Allowance for doubtful accounts:
  Years ended:
    December 31, 1995..............  $10,469    $7,784       $(2,635)   $15,618
    December 29, 1996..............   15,618     2,000        (7,809)     9,809
    December 28, 1997..............    9,809     1,500           (88)    11,221

--------
(1) Accounts (written off) recovered, net.