Form 10-K405/A
period 1997-12-28
ADVANCED MICRO DEVICES INC
filed 1998-04-17
CIK 2488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The Company operates in one industry segment. For information with respect to sales and identifiable assets for the Company's geographic segments, refer to the information contained in Note 11 of the Financial Statements on page F-19 under the caption "Foreign and Domestic Operations.

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

BUSINESS GROUPS; PRODUCTS

  AMD participates in all three technology areas within the digital IC market--memory circuits, logic circuits and microprocessors--through, collectively, its Communications Group, its Memory Group, its Computation Products Group (CPG) and its programmable logic subsidiary, Vantis Corporation.

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

  The Company's AMD K-6 microprocessor is based on the Nx686 microprocessor developed by NexGen, Inc. (NexGen). NexGen was founded in 1986 to design and market high performance microprocessors. In September 1994, NexGen began shipping its Nx586 processor to customers. In October 1995, NexGen announced the Nx686 processor technology, however, NexGen never introduced an Nx686 or other sixth-generation product in the market. On January 17, 1996, the Company acquired NexGen in a tax-free reorganization in which NexGen was merged directly into the Company and all operations of NexGen were integrated into CPG. The merger was accounted for under the pooling-of-interest method.

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

  The three sites in Santa Clara County are on the National Priorities List (Superfund). If the Company fails to satisfy federal compliance requirements or inadequately performs the compliance measures, the government (a) can bring an action to enforce compliance, or (b) can undertake the desired response actions itself and later bring an action to recover its costs, and penalties, which is up to three times the costs of clean-up activities, if appropriate. The statute of limitations has been tolled on the claims of landowners adjacent to the Santa Clara County Superfund sites for causes of action such as negligence, nuisance and trespass.

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

  The Company has never paid cash dividends on common stock and has no present plans to do so. Certain of the Company's financing agreements contain restrictive covenants that prohibit the payment of dividends. The number of stockholders of record at January 31, 1998 was 10,190. During 1997, there were no sales by the Company of its equity securities which were not registered under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

  AMD participates in all three technology areas within the digital IC market-- memory circuits, logic circuits and microprocessors--through, collectively, its Memory Group, its Communications Group, its Computation Products Group
(CPG) and Vantis. During 1996, the Company's operations were reorganized into different business groups. Results for all periods have been reclassified to conform to the current presentation. Memory Group products include Flash memory devices and EPROM devices. Communications Group products include telecommunication products, networking and I/O products, and embedded processors. CPG products include microprocessors and core logic products. Vantis products are complex and simple, high performance CMOS PLDs.

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
                                                            ------ ------ ------
    Total.................................................. $2,356 $1,953 $2,468
                                                            ====== ====== ======

RECENT AND ANTICIPATED RESULTS OF OPERATIONS

  In the fourth quarter of 1997, revenues were approximately $613 million and the net loss was approximately $12 million. The Company expects revenues in the first quarter of 1998 to decline significantly, and the net loss to increase significantly as compared to the fourth quarter of 1997 due primarily to the Company's inability to produce AMD K-6 microprocessors to meet customer demand because of manufacturing yield problems that limited production as well as a slowdown in the semiconductor industry, precipitated in part by the Asian economic crisis and by a decrease in customer demand for non-microprocessor products.

REVENUE COMPARISON OF YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

  1997 net sales of $2.4 billion increased approximately 21 percent from 1996 due primarily to increased sales of AMD K-6 microprocessors which were introduced near the end of the first quarter of 1997.

  Memory Group net sales increased as increased demand led to substantial Flash memory device unit growth, which more than offset significant declines in average selling price. EPROM product net sales decreased due to a decline in both the average selling price and unit shipments as customer demand continued to shift to Flash memory from EPROMs.

  Communications Group net sales increased slightly primarily due to increased unit shipments of the Company's telecommunication products. This increase was partially offset by a decline in the average selling price and unit volume of the Company's mature network products.

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

  Vantis net sales decreased slightly due to declines in the average selling price of both SPLDs and CPLDs caused by increased competition. These decreases were partially offset by increased customer demand which led to increases in unit shipments of both CPLDs and SPLDs.

REVENUE COMPARISON OF YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

  1996 net sales of $2.0 billion decreased approximately 21 percent from 1995 due primarily to decreased sales of AMD microprocessors as the Company's AMD K-5 microprocessor was introduced relatively late in the life cycle for fifth-generation microprocessors.

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

  Gross margin percentage in 1997 increased primarily due to increased sales in microprocessors manufactured in Fab 25, resulting in the 21 percent increase in sales despite relatively disappointing yields on the AMD-K6 microprocessor. The decline in gross margin in 1996 was primarily due to lower sales, underutilization of Fab 25, and increased purchases by the Company of Flash memory devices from its manufacturing joint venture with Fujitsu
Limited, Fujitsu AMD Semiconductor Limited (FASL), at contract prices that were higher than the costs of similar products manufactured internally. The Company expects almost all purchases of Flash memory devices in the future will be from FASL. Gross margin in fiscal 1995 was negatively impacted by approximately $50 million of fourth quarter provisions related to NexGen inventory valuation and contract manufacturing commitments. The inventory provisions were primarily required as a result of the microprocessor market demand continuing to shift towards higher speed and higher performance products in relation to NexGen's existing product offerings. Demand for NexGen products was further impacted by Intel's announcement of price reductions on its higher performing microprocessor products. This decreased demand and lower selling prices, coupled with fixed inventory purchase commitments, led to the recording of inventory write downs to the lower of cost or market.

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

OTHER ITEMS

  International sales were 57, 53 and 56 percent of total sales in 1997, 1996 and 1995, respectively. During 1997, approximately 12 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) While, to date, the impact on sales of the economic crisis in Asia has been immaterial, the Company has recently experienced slightly lower than expected demand in Asia, primarily in its telecommunication products. The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material. The Company anticipates that the Asian economic crisis may continue to affect adversely the Company's results of operations and further decline of the economic crisis in Asia could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

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

  The conversion on Fab 25 from 0.35 to 0.25 micron process technology is anticipated to be completed in 1998 at a cost in 1998 of approximately $351 million, although, there can be no assurance that the actual amount will not vary materially.

  Dresden Fab 30 is being constructed by AMD Saxony, an indirect wholly owned German subsidiary of the Company. This 900,000-square-foot submicron integrated circuit manufacturing and design facility is to be completed over the next four years. The project is being supported by the Company together with the Federal Republic of Germany, the State of Saxony and a consortium of banks. The plan for Dresden Fab 30 was revised in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, which has increased the proportion of the project to be funded by the Company rather than the Federal Republic of Germany, the State of Saxony and the consortium of banks. The Company entered into foreign currency hedging transactions for Dresden Fab 30 during the first quarter of 1997 and anticipates entering into additional such foreign currency hedging transactions in the first quarter of 1998 and in the future.

  The present estimated construction cost of Dresden Fab 30 is approximately $1.9 billion. In March 1997, AMD Saxony entered into a Loan Agreement (the Dresden Loan Agreement), denominated in deutsche marks, with a consortium of banks led by Dresdner Bank AG under which loan facilities totaling $932 million will be made available for the Dresden Fab 30 project. In connection with the Dresden Loan Agreement, as amended, the Company has agreed to invest in AMD Saxony over the next two years equity and subordinated loans in an amount totaling approximately $270 million ($100 million in 1998 and $170 million in 1999), and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement up to a maximum of approximately $123 million until Dresden Fab 30 has been completed . AMD is required to fund $70 million of the $170 million due in 1999 on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the

Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999. Because the Company's obligations under the Dresden Loan Agreement are denominated in deutsche mark, the dollar amounts set forth herein are subject to change based on applicable conversion rates.

  In addition, after completion of Dresden Fab 30, the Company has agreed to make funds available to AMD Saxony up to approximately $82 million if the subsidiary does not meet its fixed charge coverage ratio covenant. The Company has also agreed to fund certain contingent obligations, including various obligations to fund project cost overruns, if any, and to fund shortfalls in government subsidies resulting from a default under the subsidy agreements caused by AMD Saxony or its affiliates, if any.

  The Federal Republic of Germany and the State of Saxony have agreed to support the Dresden Fab 30 project in the form of (i) guarantees of 65 percent of bank debt to be incurred by AMD Saxony up to a maximum of $932 million, (ii) investment grants and subsidies totaling $283 million and (iii) interest subsidies from the State of Saxony totaling $169 million, all of which are denominated in deutsche marks in the applicable agreements. In the event the grants or subsidies are delayed, the Company is obligated, as requested by AMD Saxony, to provide interim funding, such interim funding will be repaid to the Company as the grants and subsidies are received by AMD Saxony. As of March 29, 1998, the Company has invested $170 million in AMD Saxony. The remaining $161 million required to complete Dresden Fab 30 is to be provided from cash generated by AMD Saxony from 1999 to 2001, which will be derived from sales of wafers to the Company.

  Defaults under the Dresden Loan Agreement include the failure of the Company, AMD Saxony or AMD Holding to comply with obligations under the Dresden Loan Agreement, the government subsidy and grant agreements and related documents, including material variances from the approved schedule and budget, the Company's failure to fund equity contributions or shareholder loans or otherwise comply with its obligations relating to the Dresden Loan Agreement, the sale of shares in AMD Saxony or AMD Holding, the failure to pay material obligations, the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony or AMD Holding and the occurrence of a default under the Credit Agreement or the Indenture. Generally, any such default which either (i) results from the Company's non-compliance with the Dresden Loan Agreement and is not cured by the Company or (ii) results in recourse to the Company of more than $10 million and is not cured by the Company, would result in a cross-default under the Credit Agreement and the Indenture.



  The FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Approximately $260 million of such cost has been funded as of March 1998. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL and during the remainder of 1998 the Company presently anticipates that such capital expenditures will continue to be funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At December 28, 1997 AMD had loan guarantees of $48 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

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

  In February 1998, certain of the covenants under the Credit Agreement, including those related to the modified quick ratio, minimum tangible net worth and fixed charge coverage ratio, were amended at the request of the Company. The Company sought to amend the covenants because otherwise it risked violating certain of the covenants unless it scaled back on its business and capital investment plan. As of March 31, 1998, the Company is in compliance with all covenants under the Credit Agreement. However, the Company will be required to raise $300-400 million of funds through external financing in the second quarter of 1998 in order to meet certain of these amended covenants and to continue to make the substantial capital investments required to convert Fab 25 to 0.25 micron process technology, as well as for other ongoing capital investments. The Company has filed a shelf registration statement for the offering of debt or equity securities under the Securities Act of 1933, as amended.


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

  The Company has historically been able to raise external financing to fund its capital expenditures and believes that cash flows from operations and current cash balances, together with external financing activities during 1998, will be sufficient to fund operations and capital investments currently planned through 1998.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's 1998 Annual Report. Management has not completed its review of SFAS 131, and accordingly has not evaluated the effect on the Company's reported segment.


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

  Equipment installation is in progress at FASL II and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL.

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

  The Company's ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 microprocessor in 1998 and future generations of K86 microprocessors in 1999 and beyond. The microprocessor market is characterized by very short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel Corporation in this market, the Company must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. The Company has recently experienced significant difficulty in achieving its microprocessor yield and volume plans on 0.35 micron process technology, which in turn has adversely affected the Company's results of operations and liquidity. Independent of these yield problems, the Company has determined that it must convert from 0.35 micron to 0.25 micron process technology in Fab 25 as soon as possible in order to meet customer microprocessor needs for performance and volume, and to compete successfully against Intel. The Company's process technology transition schedule is aggressive and entails a high degree of risk. The Company's 0.25 micron process technology has not been qualified in Fab 25. There can be no assurance that the Company will execute a successful transition to 0.25 micron process technology in Fab 25, or that the

Company will achieve the production ramp necessary to meet customer needs for higher performance AMD-K6 microprocessors in the volumes customers require, or that the Company will increase revenues sufficient to achieve profitability in the microprocessor business. The failure to convert Fab 25 to 0.25 micron process technology on a timely basis could adversely affect unit production yields and volumes, result in the failure to meet customer demands, cause customers to cease purchasing AMD-K6 microprocessors, and could impact the viability of the Company's microprocessor business, any of which would have a material adverse effect on the Company.

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

  In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessor at least 25 percent below the published price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and have impacted the Company's margins. A failure to significantly improve production yields and volumes, achieve the production ramp and product performance improvements necessary to meet customer needs, continue to achieve market acceptance of the Company's AMD-K6 microprocessors and increase market share, or to increase AMD-K6 revenues substantially would have a material adverse effect on the Company.

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

  Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586(TM) and Nx686(TM), to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 microprocessors are AMD products and not NexGen products because, among other things, the technology acquired in the NexGen merger was significantly modified using the Company's design, verification and manufacturing technologies. No NexGen licensee or other party has asserted any rights with respect to the AMD-K6; however, there can be no assurance that another company will not seek to establish rights with respect to the microprocessors. If another company were deemed to have rights to produce the Company's AMD-K6 microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

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

  Fluctuations in Operating Results. The Company's operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor industry, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, production capacity levels and fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products produced and sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand due to vacation and holiday schedules (for example, decreased demand in Europe during the summer), the timing of significant orders and the timing and extent of product development costs. In addition, operating results could be adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. The Company's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of the Company's control. These factors are difficult to forecast, and these or other factors could materially adversely affect the Company's quarterly or annual operating results.

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

  Intellectual Property Rights; Potential Litigation. There can be no assurance that the Company will be able to protect its technology or other intellectual property adequately through patents, copyrights, trade secrets, trademarks and other measures or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent licensed by or issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the Company's patents and other rights.

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

  Domestic and International Economic Conditions. The Company's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company. For example, there is currently an economic crisis in Asia, which has led to weak demand for the Company's products in certain Asian economies - notably Korea and Japan. The Company anticipates that the Asian economic crisis may continue to affect adversely the Company's results of operations, and the further decline of the economic condition in Asia could in the future affect demand for microprocessors and other integrated circuits, which could have a material adverse effect on the Company's sales and operating results.

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

  The Company will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. If required modifications to existing software and conversions to new software are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will use both internal and external resources to reprogram or replace and test the software for Year 2000 modifications.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

          NAME                                       POSITION
          ----                                       --------
W. J. Sanders III....... Chairman of the Board and Chief Executive Officer
Richard Previte......... Director, President and Chief Operating Officer and Member of
                          the Office of the CEO
S. Atiq Raza............ Director, Executive Vice President, Chief Technical Officer and
                          Member of the Office of the CEO
Eugene D. Conner........ Executive Vice President, Operations and Member of the Office of
                          the CEO
Marvin D. Burkett(1).... Senior Vice President, Chief Financial and Administrative
                          Officer and Treasurer
William T. Siegle....... Senior Vice President, Technology Development and Wafer
                          Fabrication Operations and Chief Scientist
Stanley Winvick......... Senior Vice President, Human Resources
Stephen J. Zelencik..... Senior Vice President and Co-Chief Marketing Executive
Rob Herb................ Senior Vice President and Co-Chief Marketing Executive
Thomas M. McCoy......... Vice President, General Counsel and Secretary
Dr. Friedrich Baur...... Director
Charles M. Blalack...... Director
Dr. R. Gene Brown....... Director
Joe L. Roby............. Director
Dr. Leonard M.
 Silverman.............. Director

(1) As of April 3, 1998, Mr. Burkett resigned from the Company and Mr. Previte assumed the responsibilities of Chief Financial and Administrative Officer and Treasurer.

  W.J. Sanders III--Mr. Sanders, 61, is Chairman of the Board and Chief Executive Officer of Advanced Micro Devices, Inc. Mr. Sanders co-founded the Company in 1969. He is also a director of Donaldson, Lufkin & Jenrette, Inc., the parent company of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Sanders has been a Director since 1969.

  Richard Previte--Mr. Previte, 63, is President, Chief Operating Officer and Member of the Office of the CEO of Advanced Micro Devices, Inc. Prior to his election as President in 1990, Mr. Previte served as Executive Vice President and Chief Operating Officer from 1989 to 1990, Chief Financial Officer and Treasurer of the Company from shortly after its founding in 1969 until 1989, and Chief Administrative Officer and Secretary of the Company from 1986 to 1989. Mr. Previte has been a Director since 1990.

  S. Atiq Raza--Mr. Raza, 49, is Executive Vice President, Chief Technical Officer and Member of the Office of the CEO of Advanced Micro Devices, Inc. Mr. Raza became Senior Vice President and Chief Technical Officer of AMD following the acquisition of NexGen, Inc. (NexGen) by the Company on January 17, 1996 and became an Executive Vice President and Member of the Office of the CEO in 1997. Prior to joining the Company, Mr. Raza was the Chairman, Chief Executive Officer, President and Secretary of NexGen and held those positions since 1991. From September 1988 until January 1991, Mr. Raza served as Executive Vice President of NexGen, responsible for engineering, marketing and prototype manufacturing. He was a member of the Board of Directors of NexGen since August 1989 and was elected Chairman of the Board in May 1994. Mr. Raza has been a Director since 1996.

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

  Rob Herb--Mr. Herb, 37, is Senior Vice President and Co-Chief Marketing Executive of Advanced Micro Devices, Inc. and was promoted to his current position in March 1998. Prior to his current position, Mr. Herb was Vice President and Co-General Manager for the Company's Computation Products Group since October 1997. From 1996 to 1997, Mr. Herb served as Vice President, Strategic Marketing for the Company's Computation Products Group. Mr. Herb served as Director of Marketing for the Company's Personal Computer Products Division from 1994 to 1996 and the Embedded Processor Division from 1992 to 1994. Mr. Herb became Director of Headquarter Sales in 1989 and joined the Company in 1983.

  Thomas M. McCoy--Mr. McCoy, 47, is Vice President, General Counsel and Secretary of Advanced Micro Devices, Inc. Prior to his appointment as Vice President in 1995, Mr. McCoy was with the law firm of O'Melveny and Myers where he had been a partner since 1985.

  Dr. Friedrich Baur--Dr. Baur, 70, has been President and Managing Partner of MST Beteiligungs und Unternehmensberatungs GmbH, a German consulting firm, since 1990. Beginning in 1953, Dr. Baur held a variety of positions of increasing responsibility with Siemens AG, retiring in 1982 as Executive Vice President and a Managing Director. He also represented Siemens AG on the Board of Directors of Advanced Micro Devices, Inc. from 1978 until 1982. From 1982 to 1990, Dr. Baur was Chairman of the Board of Zahnradfabrik Friedrichshafen AG. Mr. Baur has been a Director since 1994 and previously from 1978 until 1982.

  Charles M. Blalack--Mr. Blalack, 71, is Chairman of the Board and Chief Executive Officer of Blalack and Company, an investment banking firm and a member of the National Association of Securities Dealers, Inc. (NASD). From 1970 until 1991, Mr. Blalack was Chief Executive Officer of Blalack-Loop, Inc., also an investment banking firm and member of the NASD. Prior to 1970, he was founder, chairman and chief executive officer of BW & Associates, an investment banking firm and member of the New York Stock Exchange. Mr. Blalack was a member of the Board of Directors of Monolithic Memories, Inc. until it was acquired by the Company in 1987. Mr. Blalack has been a Director since 1989.

  Dr. R. Gene Brown--Dr. Brown, 65, is a private investor and financial and management consultant. Dr. Brown is also a non-employee Managing Director of Putnam, Hayes & Bartlett, Inc., an economic and management consulting firm. From 1961 to 1968, Dr. Brown was a full-time professor in the graduate schools of business at Harvard University, and then Stanford University. From 1968 to 1974, Dr. Brown was Vice President of Corporate Development for Syntex Corporation, and from 1974 to 1976, President of Berkeley BioEngineering. Mr. Brown has been a Director since 1969.

  Joe L. Roby--Mr. Roby, 58, is the Chief Executive Officer, President and a director of Donaldson, Lufkin & Jenrette, Inc. (DLJ), a diversified financial services company and the parent company of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Roby has been a member of the Board of Directors of DLJ since 1989. He was appointed President of DLJ in February 1996 and Chief Executive Officer in February 1998. Mr. Roby served as the Chief Operating Officer of DLJ from November 1995 until February 1998. Previously, Mr. Roby was the Chairman of the Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation, a position he had held since 1989. In addition, Mr. Roby is a member of the Board of Directors of Sybron International Corporation. Mr. Roby has been a Director since 1991.

  Dr. Leonard M. Silverman--Dr. Silverman, 58, is Dean of the School of Engineering of the University of Southern California, and has held that position since 1984. He was elected to the National Academy of Engineering in 1988, and is a Fellow of the Institute of Electrical and Electronic Engineers. Dr. Silverman served on the Board of Directors of Tandon Corporation from 1988 to 1993. Dr. Silverman is also a member of the Board of Directors of Diodes, Inc. and Netter Digital Entertainment, Inc. Mr. Silverman has been a Director since 1994.

  There is no family relationship between any directors or executive officers of the Company.

KEY EMPLOYEES

          NAME                                         POSITION
          ----                                         --------
Donald M. Brettner...... Group Vice President, Manufacturing Services Group
Gary O. Heerssen........ Group Vice President and Co-General Manager, Wafer Fabrication Group
Lawrence C. Hollatz..... Vice President Computation Products Group
Walid Maghribi.......... Group Vice President, Memory Group
Daryl Ostrander......... Group Vice President and Co-General Manager, Wafer Fabrication Group
Terryll R. Smith(1)..... Group Vice President, Sales and Marketing

(1) As of March 10, 1998, Mr. Smith resigned from the Company.

  Donald M. Brettner--Mr. Brettner, 61, is Group Vice President, Manufacturing Services Group of Advanced Micro Devices, Inc. Prior to his appointment as
Group Vice President in 1996, Mr. Brettner served as Vice President of Manufacturing Services Group since joining the Company in 1982. Prior to joining the Company, Mr. Brettner was Chief Operating Officer at NBK Corporation and Vice President of Manufacturing Services at Fairchild Semiconductor.

  Gary O. Heerssen--Mr. Heerssen, 51, is Group Vice President and Co-General Manager, Wafer Fabrication Group of Advanced Micro Devices, Inc. Mr. Heerssen joined the Company in 1986 as the Vice President and Group Executive for Wafer Fabrication. He became Group Vice President and Co-General Manager in 1996. Prior to joining the Company, Mr. Heerssen worked for Fairchild Semiconductor and spent 15 years with Texas Instruments in a variety of engineering and operations management positions.

  Lawrence C. Hollatz--Mr. Hollatz, 56, is Group Vice President Computation Products Group of Advanced Micro Devices, Inc. and was promoted to his current position in March 1998. Prior to his appointment as Group Vice President, Mr. Hollatz served as Vice President, Personal Computer Products Division since 1995. Mr. Hollatz joined the Company in 1991 as Vice President, Embedded Products Division.

  Walid Maghribi--Mr. Maghribi, 45, is Group Vice President, Memory Group of Advanced Micro Devices, Inc. Prior to his appointment as Group Vice President in 1997, Mr. Maghribi was the Vice President of Non-Volatile Division since 1992. From 1991 to 1992, Mr. Maghribi served as Director of Product and Test Engineering. Mr. Maghribi joined the Company in 1986. Prior to joining the Company, Mr. Maghribi worked for Seeq Technology and National Semiconductor.


  Daryl Ostrander--Mr. Ostrander, 49, is Group Vice President and Co-General Manager, Wafer Fabrication Group of Advanced Micro Devices, Inc. Prior to his appointment as Group Vice President in 1998, Mr. Ostrander served as Vice President, Austin Wafer Fabrication since 1993. From 1985 to 1990, Mr. Ostrander served as Director of Fab 15 and since 1990, Director of Fab 10 and Fab 15. Mr. Ostrander joined the Company in 1981.


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
    10.24(c) Second Amendment to Credit Agreement, dated as of September 9,
              1996, among Advanced Micro Devices, Inc., Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(b) to the Company's Quarterly Report on Form 10-Q for the
              period ended September 29, 1996, is hereby incorporated by reference.
    10.24(d) Third Amendment to Credit Agreement, dated as of October 1, 1997, among Advanced Micro Devices, Inc., Bank of America NT & SA, as
              administrative agent and lender, ABN AMRO Bank N.V., as
              syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(d) to the Company's Quarterly Report on Form 10-Q for the
              period ended September 28, 1997, is hereby incorporated by reference.
    10.24(e) Fourth Amendment to Credit Agreement, dated as of January 26,
              1998, among Advanced Micro Devices, Inc., Bank of America NT &
              SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(e) to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 28, 1997, is hereby incorporated by reference.
    10.24(f) Fifth Amendment to Credit Agreement, dated as of February 26,
              1998, among Advanced Micro Devices, Inc., Bank of America NT &
              SA, as administrative agent and lender, ABN AMRO Bank, N.V., as syndicated agent and lender, and Canadian Imperial Bank of
              Commerce, as documentation agent and lender, filed as Exhibit
              10.24(f) to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 28, 1997, is hereby incorporated by reference.
    10.25(a) Third Amended and Restated Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc. (replacing in entirety the Amended and Restated Guaranty and the First Amendment
              thereto filed as Exhibits 10.29(a) and 10.29(b), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994) filed as Exhibit 10.29(a) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              October 1, 1995, is hereby incorporated by reference.
    10.25(b) First Amendment to Third Amended and Restated Guaranty, dated as of October 20, 1995 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.29(d) to the Company's
              Quarterly Report on Form 10-Q for the period ended October 1,
              1995, is hereby incorporated by reference.
    10.25(c) Second Amendment to Third Amended and Restated Guaranty, dated as of January 12, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(c) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is hereby incorporated by reference.
    10.25(d) Third Amendment to Third Amended and Restated Guaranty, dated as of May 10, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(n) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              September 29, 1996, is hereby incorporated by reference.
    10.25(e) Fourth Amendment to Third Amended and Restated Guaranty, dated as of June 20, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 21, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(o) to the
              Company's Quarterly Report on Form 10-Q for the period ended
              September 29, 1996, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
    10.25(f) Fifth Amendment to Third Amended and Restated Guaranty, dated as of August 1, 1996 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 99.3 to the
              Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
    10.25(g) Sixth Amendment to Third Amended and Restated Guaranty, dated as of February 6, 1998 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(g) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 28, 1997, is hereby incorporated by reference.
    10.25(h) Seventh Amendment to Third Amended and Restated Guaranty, dated as of February 27, 1998 (amending the Third Amended and Restated
              Guaranty, dated as of August 25, 1995, as amended, made by the
              Company in favor of CIBC Inc.), filed as Exhibit 10.25(h) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 28, 1997, is hereby incorporated by reference.
    10.26(a) Building Lease by and between CIBC Inc. and AMD International
              Sales & Service, Ltd., dated as of September 22, 1992, filed as
              Exhibit 10.28(b) to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.26(b) First Amendment to Building Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.28(c) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.26(c) Second Amendment to Building Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.29(e) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
    10.26(d) Third Amendment to Building Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales and Service, Ltd.
              (amending the Building Lease filed as Exhibit 10.29(c) to the
              Annual Report on Form 10-K for the fiscal year ended December 25,
              1994), filed as Exhibit 10.29(b) to the Company's Quarterly
              Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.
    10.26(e) Fourth Amendment to Building Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Building Lease filed as Exhibit 10.29(c) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 24, 1994), filed as Exhibit 10.25(h) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
    10.26(f) Fifth Amendment to Building Lease dated August 1, 1996 (amending the Building Lease dated as of September 22, 1992, by and between
              AMD International Sales & Service, Ltd. and CIBC Inc.), filed as
              Exhibit 99.4 to the Company's Current Report on Form 8-K dated
              August 13, 1996, is hereby incorporated by reference.
    10.27(a) Land Lease by and between CIBC Inc. and AMD International Sales &
              Service, Ltd., dated as of September 22, 1992, filed as Exhibit
              10.28(d) to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.27(b) First Amendment to Land Lease dated December 22, 1992, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.28(e) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 27, 1992, is hereby incorporated by reference.
    10.27(c) Second Amendment to Land Lease dated December 17, 1993, by and between CIBC Inc. and AMD International Sales & Service, Ltd.,
              filed as Exhibit 10.29(h) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
    10.27(d) Third Amendment to Land Lease dated August 21, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Land Lease filed as Exhibit 10.29(f) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 25, 1994), filed as Exhibit 10.29(c) to the Company's
              Quarterly Report on Form 10-Q for the period ended October 1,
              1995, is hereby incorporated by reference.
    10.27(e) Fourth Amendment to Land Lease dated November 10, 1995, by and between CIBC Inc. and AMD International Sales & Service, Ltd.
              (amending the Land Lease filed as Exhibit 10.29(f) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 25, 1994), filed as Exhibit 10.25(m) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
    10.27(f) Fifth Amendment to Land Lease dated as of August 1, 1996 (amending the Land Lease dated as of September 22, 1992, by and between AMD
              International Sales & Service, Ltd. and CIBC Inc.), filed as
              Exhibit 99.5 to the Company's Current Report on Form 8-K dated
              August 13, 1996, is hereby incorporated by reference.
   *10.28(a) Advanced Micro Devices Executive Savings Plan (Amendment and
              Restatement, effective as of August 1, 1993), filed as Exhibit
              10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by
              reference.
   *10.28(b) First Amendment to the Advanced Micro Devices Executive Savings
              Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
   *10.28(c) Second Amendment to the Advanced Micro Devices Executive Savings
              Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
   *10.29    Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
   *10.30    Form of Collateral Security Assignment Agreement, filed as Exhibit
              10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by
              reference.
   *10.31    Forms of Stock Option Agreements to the 1992 Stock Incentive Plan,
              filed as Exhibit 4.3 to the Company's Registration Statement on
              Form S-8 (No. 33-46577), are hereby incorporated by reference.
   *10.32    1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-46577),
              is hereby incorporated by reference.
  **10.33    Compaq Computer Company/Advanced Micro Devices, Inc. Agreement,
              filed as Exhibit 10.35 to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 25, 1994, is hereby
              incorporated by reference.
   *10.34    Form of indemnification agreements with current officers and directors of the Company, filed as Exhibit 10.38 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 25,
              1994, is hereby incorporated by reference.
   *10.35    Agreement to Preserve Goodwill dated January 15, 1996, between the
              Company and S. Atiq Raza, filed as Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995, is hereby incorporated by reference.
   *10.36    1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit
              10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by
              reference.
  **10.37    Patent Cross-License Agreement dated December 20, 1995, between the Company and Intel Corporation, filed as Exhibit 10.38 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is hereby incorporated by reference.

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
  **10.50(a-1) Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH,
                Dresdner Bank AG and Dresdner Bank Luxemborg S.A., filed as
                Exhibit 10.50(a) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
 ***10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
                February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner
                Bank AG and Dresdner Bank Luxemborg S.A.
  **10.50(b)   Determination Regarding the Request for a Guarantee by AMD
                Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference, filed as
                Exhibit 10.50(b) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 28, 1997, is hereby incorporated by reference.
  **10.50(c)   AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and
                Dresdner Bank AG, filed as Exhibit 10.50(c) to the Company's
                Quarterly Report on Form 10-Q for the period ended March 30,
                1997, is hereby incorporated by reference.
  **10.50(d)   Subsidy Agreement, dated February 12, 1997, between Sachsische
                Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to the Company's Quarterly
                Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
    10.50(e)   AMD, Inc. Guaranty, dated as of March 11, 1997, among the
                Company, Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to the Company's Quarterly Report on Form
                10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(f-1) Sponsors' Support Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG,
                filed as Exhibit 10.50(f) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(f-2) First Amendment to Sponsors' Support Agreement, dated as of
                February 6, 1998, among the Company, AMD Saxony Holding GmbH and
                Dresdner Bank AG, filed as Exhibit 10.50(f-2) to the Company's
                Annual Report on Form 10-K for the fiscal year ended December
                28, 1997, is hereby incorporated by reference.
    10.50(g-1) Sponsors' Loan Agreement, dated as of March 11, 1997, among the
                Company, AMD Saxony Holding GmbH and Saxony Manufacturing GmbH,
                filed as Exhibit 10.50(g) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
    10.50(g-2) First Amendment to Sponsors' Loan Agreement, dated as of
                February 6, 1998, among the Company, AMD Saxony Holding GmbH and
                Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                December 28, 1997, is hereby incorporated by reference.
    10.50(h)   Sponsors' Subordination Agreement, dated as of March 11, 1997, among the Company, AMD Saxony Holding GmbH, AMD Saxony
                Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit
                10.50(h) to the Company's Quarterly Report on Form 10-Q for the
                period ended March 30, 1997, is hereby incorporated by
                reference.
    10.50(i)   Sponsors' Guaranty, dated as of March 11, 1997, among the
                Company, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as
                Exhibit 10.50(i) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
  **10.50(j)   AMD Holding Wafer Purchase Agreement, dated as of March 11,
                1997, among the Company and AMD Saxony Holding GmbH, filed as
                Exhibit 10.50(j) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
  **10.50(k)   AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and the
                Company, filed as Exhibit 10.50(k) to the Company's Quarterly
                Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
  **10.50(l-1) AMD Saxonia Wafer Purchase Agreement, dated as of March 11,
                1997, between AMD Saxony Holding GmbH and AMD Saxony
                Manufacturing GmbH, filed as Exhibit 10.50(l) to the Company's
                Quarterly Report on Form 10-Q for the period ended March 30,
                1997, is hereby incorporated by reference.
    10.50(l-2) First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD
                Saxony Manufacturing GmbH, filed as Exhibit 10.50 (1-2) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                December 28, 1997, is hereby incorporated by reference.
  **10.50(m)   AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and
                AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference.
    10.50(n)   License Agreement, dated March 11, 1997, among the Company, AMD
                Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as
                Exhibit 10.50(n) to the Company's Quarterly Report on Form 10-Q
                for the period ended March 30, 1997, is hereby incorporated by reference.
    10.50(o)   AMD, Inc. Subordination Agreement, dated March 11, 1997, among the Company, AMD Saxony Holding GmbH and Dresdner Bank AG,
                filed as Exhibit 10.50(o) to the Company's Quarterly Report on
                Form 10-Q for the period ended March 30, 1997, is hereby
                incorporated by reference.
  **10.50(p-1) ISDA Agreement, dated March 11, 1997, between the Company and
                AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to the
                Company's Quarterly Report on Form 10-Q for the period ended
                March 30, 1997, is hereby incorporated by reference.
 ***10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between the Company and AMD Saxony Manufacturing GmbH, filed as Exhibit
                10.50(p-2) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 28, 1997, is hereby incorporated by reference.
****21         List of AMD subsidiaries.
    23         Consent of Ernst & Young LLP, Independent Auditors.
****24         Power of Attorney.
****27         Financial Data Schedule.

--------
   * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

  ** Confidential treatment has been granted as to certain portions of these Exhibits.

 *** Confidential treatment has been requested as to certain portions of these Exhibits.

**** Previously filed.

  The Company will furnish a copy of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.

  (b) Reports on Form 8-K.

  The following reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 28, 1997:

    1. Current Report on Form 8-K dated October 7, 1997 reporting under Item 5--Other Events--third-quarter earnings.

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

                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant

April 17, 1998


                                          By:        /s/ Richard Previte
                                             _________________________________
                                                        Richard Previte
                                                  Director, President, Chief
                                             Operating Officer, Chief Financial
                                                       and Administrative
                                                      Officer and Treasurer

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

  Vantis Corporation (Vantis), a wholly owned subsidiary of the Company, designs, develops and markets programmable logic devices (PLDs). On September 29, 1997, the Company transferred certain of the assets and liabilities of the PLD division of the Company (excluding bipolar products) to Vantis, at historical cost.

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

  Year-End Adjustments. The Company made certain year-end adjustments in 1995, resulting from changes in estimates related to the Nx586 product which was developed by NexGen. These adjustments were material to the results of the fourth quarter in 1995. These adjustments, related to accounts receivable and inventory, were charged primarily to net sales and cost of sales and reduced 1995 operating income by approximately $52 million. These adjustments had no impact on the Company's operating results in 1997 or 1996.

  Recently Issued Financial Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's 1998 Annual Report. Management has not completed its review of SFAS 131, and accordingly has not evaluated the effect on the Company's reported segment.

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

11. FOREIGN AND DOMESTIC OPERATIONS

  AMD operates in one industry segment and designs, develops, manufactures and markets standard lines of products. The Company's products include a wide variety of industry-standard ICs which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, PCs and workstations.

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

  The following is condensed financial data of FASL:

                      THREE YEARS ENDED DECEMBER 28, 1997

                                                        1997     1996     1995
                                                      -------- -------- --------
                                                             (THOUSANDS)
   Net sales......................................... $423,251 $459,075 $252,069
   Gross profit......................................  105,691  200,255  120,066
   Operating income..................................   94,863  185,825  117,411
   Net income........................................   46,000  121,119   72,286

                    DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                                1997     1996
                                                              -------- --------
                                                                 (THOUSANDS)
   Current assets............................................ $134,499 $ 97,693
   Non-current assets........................................  627,965  542,684
   Current liabilities.......................................  339,151  215,524
   Non-current liabilities...................................      662      474

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