Form 10-Q
period 1998-03-29
ADVANCED MICRO DEVICES INC
filed 1998-04-23
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 29, 1998
                                    -----------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

Commission File Number    1-7882
                      ------------------

                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                  94-1692300
--------------------------------      ------------------------------------------
State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                 94088-3453
----------------------------------------           ---------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                        Yes   X     No
                            ------     ------

The number of shares of $0.01 par value common stock outstanding as of April 10, 1998: 143,365,262.

ADVANCED MICRO DEVICES, INC.
----------------------------

INDEX
-----


Part I.
Financial Information                                                          Page No.
---------------------                                                          --------


     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations--
                  Quarters Ended March 29, 1998 and March 30, 1997                  3

               Condensed Consolidated Balance Sheets--
                  March 29, 1998 and December  28, 1997                             4

               Condensed Consolidated Statements of Cash Flows--
                  Three Months Ended March 29, 1998
                  and March 30, 1997                                                5

               Notes to Condensed Consolidated Financial Statements                 6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                            10

Part II.       Other Information


     Item 1.   Legal Proceedings                                                   32

     Item 6.   Exhibits and Report on Form 8-K                                     32

               Signature                                                           33
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

                                                                   Quarter Ended
                                                          ------------------------------
                                                           March 29,           March 30,
                                                             1998                 1997
                                                          ---------           ----------
Net sales                                                 $ 540,856            $ 551,999

Expenses:
     Cost of sales                                          423,591              349,076
     Research and development                               128,120              104,908
     Marketing, general and administrative                   88,214               94,519
                                                          ---------            ---------
                                                            639,925              548,503
                                                          ---------            ---------
Operating income (loss)                                     (99,069)               3,496
Litigation settlement                                       (11,500)                  --
Interest income and other, net                                5,581               13,322
Interest expense                                            (12,472)              (9,410)
                                                          ---------            ---------
Income (loss) before income taxes and equity in joint
 venture                                                   (117,460)               7,408
Provision (benefit) for income taxes                        (46,997)               2,148
                                                          ---------            ---------
Income (loss) before equity in joint venture                (70,463)               5,260
Equity in net income of joint venture                         7,736                7,691
                                                          ---------            ---------
Net income (loss)                                         $ (62,727)           $  12,951
                                                          =========            =========
Net income (loss) per common share:
     Basic                                                $   (0.44)           $    0.09
                                                          =========            =========
     Diluted                                              $   (0.44)           $    0.09
                                                          =========            =========
Shares used in per share calculation:
     Basic                                                  142,503              138,616
                                                          =========            =========
     Diluted                                                142,503              146,758
                                                          =========            =========

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                     -------------------------------------
                                  (Thousands)

                                                                         March 29,                December 28,
                                                                           1998                      1997
                                                                      --------------            --------------
Assets
------

Current assets:
     Cash and cash equivalents                                        $   192,481                $   240,658
     Short-term investments                                               114,323                    226,374
                                                                      -----------                -----------
        Total cash, cash equivalents and short-term investments           306,804                    467,032

     Accounts receivable, net                                             254,346                    329,111
     Inventories:
        Raw materials                                                      32,028                     33,375
        Work-in-process                                                    92,712                     96,712
        Finished goods                                                     33,119                     38,430
                                                                      -----------                -----------
           Total inventories                                              157,859                    168,517
     Deferred income taxes                                                160,583                    160,583
     Prepaid expenses and other current assets                             36,214                     50,024
                                                                      -----------                -----------
       Total current assets                                               915,806                  1,175,267
Property, plant and equipment, at cost                                  3,951,830                  3,799,051
Accumulated depreciation and amortization                              (1,897,535)                (1,808,362)
                                                                      -----------                -----------
       Property, plant and equipment, net                               2,054,295                  1,990,689
Investment in joint venture                                               208,616                    204,031
Other assets                                                              153,589                    145,284
                                                                      -----------                -----------
                                                                      $ 3,332,306                $ 3,515,271
                                                                      ===========                ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Notes payable to banks                                             $     5,372                $     6,601
   Accounts payable                                                       279,176                    359,536
   Accrued compensation and benefits                                       74,047                     63,429
   Accrued liabilities                                                    113,186                    134,656
   Income tax payable                                                      13,500                     12,676
   Deferred income on shipments to distributors                            78,427                     83,508
   Current portion of long-term debt and capital lease obligations         95,048                     66,364
                                                                      -----------                -----------
       Total current liabilities                                          658,756                    726,770

Deferred income taxes                                                      41,568                     96,269
Long-term debt and capital lease obligations, less current portion        666,271                    662,689

Stockholders' equity:
   Capital stock:
       Common stock, par value                                              1,435                      1,428
   Capital in excess of par value                                       1,026,313                  1,018,884
   Retained earnings                                                    1,003,404                  1,066,131
   Accumulated other comprehensive income                                 (65,441)                   (56,900)
                                                                      -----------                -----------
       Total stockholders' equity                                       1,965,711                  2,029,543
                                                                      -----------                -----------
                                                                      $ 3,332,306                $ 3,515,271
                                                                      ===========                ===========

* Amounts as of March 29, 1998 are unaudited. Amounts as of December 28, 1997 were derived from the December 28, 1997 audited financial statements.

     See accompanying notes
     -----------------------


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

                                                                                                      Quarter Ended
                                                                                            ----------------------------------------
                                                                                              March 29,                   March 30,
                                                                                                 1998                       1997
                                                                                             ------------              -------------
Cash flows from operating activities:
 Net income (loss)                                                                            $ (62,727)                $   12,951
 Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                                                112,160                     88,821
   Net loss on disposal of property, plant and equipment                                            528                      3,110
   Net gain realized on sale of available-for-sale securities                                         -                     (4,978)
   Compensation recognized under employee stock plans                                             1,961                      7,733
   Undistributed income of joint venture                                                         (7,736)                    (7,691)
   Changes in operating assets and liabilities:
    Net decrease (increase) in receivables, inventories,
      prepaid expenses and other assets                                                          83,843                     (5,286)
    Net (increase) decrease in deferred income taxes                                            (54,701)                     4,440
    Decrease (increase) in income tax payable                                                       824                     (5,777)
    Net (decrease) increase in payables and accrued liabilities                                 (95,730)                    21,475
                                                                                              ---------                 ----------

Net cash (used in) provided by operating activities                                             (21,578)                   114,798
                                                                                              ---------                 ----------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                                     (181,230)                  (150,594)
 Proceeds from sale of property, plant and equipment                                              5,707                        130
 Purchase of available-for-sale securities                                                     (248,361)                  (308,326)
 Proceeds from sale of available-for-sale securities                                            359,184                    138,892
 Investment in joint venture                                                                          -                       (128)
                                                                                              ---------                 ----------

Net cash used in investing activities                                                           (64,700)                  (320,026)
                                                                                              ---------                 ----------

Cash flows from financing activities:
 Proceeds from borrowings                                                                        49,083                    261,584
 Payments on debt and capital lease obligations                                                 (16,457)                   (21,993)
 Proceeds from issuance of stock                                                                  5,475                     24,828
                                                                                              ---------                 ----------

Net cash provided by financing activities                                                        38,101                    264,419
                                                                                              ---------                 ----------

Net (decrease) increase in cash and cash equivalents                                            (48,177)                    59,191
Cash and cash equivalents at beginning of period                                                240,658                    166,194
                                                                                              ---------                 ----------

Cash and cash equivalents at end of period                                                    $ 192,481                 $  225,385
                                                                                              =========                 ==========

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the first three months for:
  Income taxes                                                                                $  (1,498)                $ (101,435)
                                                                                              =========                 ==========

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

   The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 29, 1998 and March 30, 1997 each included 13 weeks.

   Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

2. The following is a summary of available-for-sale securities as of March 29, 1998 (in thousands):

Cash equivalents:
  Commercial paper                                           $  4,954
  Certificates of deposit                                      20,001
  Federal agency notes                                         28,032
  Other debt securities                                            26
                                                             --------
    Total cash equivalents                                   $ 53,013
                                                             ========

Short-term investments:
  Money market auction rate preferred stocks                 $ 61,500
  Certificates of deposit                                      14,993
  Treasury notes                                               10,009
  Corporate notes                                              17,950
  Commercial paper                                              9,871
                                                             --------
    Total short-term investments                             $114,323
                                                             ========

Long-term investments:
    Equity investments                                       $ 12,438
    Treasury notes                                              1,996
                                                             --------
      Total long-term investments                            $ 14,434
                                                             ========

3. Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, restricted stock, convertible debt and convertible preferred stock. The following table sets forth the computation of basic and diluted net income (loss) per common share:


(Thousands except per share data)                                               Quarter Ended
                                                                   -----------------------------------------
                                                                   March 29, 1998             March 30, 1997
                                                                   --------------             --------------
Numerator:
  Net income (loss)                                                      $(62,727)                  $ 12,951
                                                                         --------                   --------
  Numerator for basic and diluted net income
    (loss) per common share                                              $(62,727)                  $ 12,951
                                                                         --------                   --------
Denominator:
  Denominator for basic net income (loss)
    per common share - weighted-average
    shares                                                                142,503                    138,616
  Effect of dilutive securities:
    Employee stock options                                                      -                      7,873
    Warrants                                                                    -                        269
                                                                         --------                   --------
  Dilutive potential common shares                                              -                      8,142
  Denominator for diluted net income
    (loss) per common share - adjusted
    weighted-average shares                                               142,503                    146,758
                                                                         --------                   --------


Basic net income (loss) per common share                                 $  (0.44)                  $   0.09
                                                                         ========                   ========
Diluted net income (loss) per common share                               $  (0.44)                  $   0.09
                                                                         ========                   ========


   Options, warrants and restricted stock were outstanding during the quarter ended March 29, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. Options to purchase 335,980 shares of common stock at a weighted-average price of $35.51 per share were outstanding during the quarter ended March 30, 1997, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

 4. In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provides for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at March 29, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998. The Credit Agreement contains provisions regarding limits on the Company's and its subsidiaries' ability to engage in various transactions and requires satisfaction of specified financial performance criteria. At March 29, 1998, the Company was in compliance with all restrictive covenants of the Credit Agreement and all retained earnings were restricted as to payments of cash dividends on common stock.

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. At March 29, 1998, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $49 million to the investment in FASL. In the first quarter of 1998 and of 1997, the Company purchased $60 million and $50 million, respectively, of Flash memory devices from FASL. At March 29, 1998 and March 30, 1997, the Company had outstanding payables of $39 million and $24 million, respectively, to FASL for Flash memory device purchases. At March 29, 1998 and March 30, 1997, the Company had outstanding royalty receivables of $6 million and $8 million, respectively, as a result of FASL sales. In the first quarter of 1998 and of 1997, the Company earned royalty income of $6 million and $4 million, respectively, as a result of FASL sales.

   The following is condensed unaudited financial data of FASL:

(Thousands)                                          Quarter Ended
                                       -------------------------------------------
(Unaudited)                            March 29, 1998               March 30, 1997
                                       --------------              ---------------
Net sales                                  $119,001                    $78,837
Gross profit                                 16,714                     12,349
Operating income                             13,929                     12,324
Net income                                   10,550                      6,047

     The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the Condensed Consolidated Statements of Operations due to adjustments resulting from the related party relationship between FASL and the Company which are reflected on the Company's Condensed Consolidated Statements of Operations.

6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive loss amounted to approximately $71 million and $11 million, respectively. The following are the components of comprehensive loss:

                                                                  Quarter Ended
                                                        ------------------------------------
(Thousands)                                             March 29, 1998        March 30, 1997
                                                        ---------------      ---------------
Net income (loss)                                           $(62,727)           $ 12,951

Foreign currency translation adjustments                      (7,313)            (22,568)
Unrealized losses on securities, net of tax:
   Unrealized holding losses arising during the period        (1,228)              2,473
   Less: Reclassification adjustment for gains
           included in earnings                                    -              (3,534)
                                                            --------            --------
Other comprehensive loss                                      (8,541)            (23,629)
                                                            --------            --------
Comprehensive loss                                          $(71,268)           $(10,678)
                                                            ========            ========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                              March 29,        December 28,
(Thousands)                                     1998               1997
                                             ----------        ------------
Unrealized gain on investments                     779              2,007
Cumulative translation adjustments             (66,220)           (58,907)
                                               -------            -------
                                               (65,441)           (56,900)
                                               =======            =======


7. On April 23, 1998, the Company announced it had reached an agreement in principle to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors. The agreement in principle to settle is subject to the approval of the Company's Board of Directors and confirmation by the United States District Court in San Jose, California. The suit was filed in November 1995 and related to the Company's AMD-K5 microprocessor development project. The Company has recorded a liability of $11,500,000 for the cost of settlement to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The following discussion should be read in conjunction with the included Condensed Consolidated Financial Statements and Notes thereto, and with the Company's Consolidated Financial Statements and Notes thereto at December 28, 1997 and December 29, 1996 and for each of the three years in the period ended December 28, 1997.




AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis, NexGen, K86, AMD-K5, AMD-K6, AMD-K7, Nx586 and Nx686 are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows 95 and Windows NT are registered trademarks of Microsoft Corporation. Pentium is a registered trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

  AMD participates in all three technology areas within the digital integrated circuit (IC) market--memory circuits, logic circuits and microprocessors-- through, collectively, its Computation Products Group (CPG), its Memory Group, its Communications Group, and its programmable logic subsidiary, Vantis Corporation (Vantis). CPG products include microprocessors and core logic products. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products, networking and input/output (I/O) products, and embedded processors. Vantis products are complex and simple, high-performance CMOS (complementary metal oxide semiconductor) programmable logic devices (PLDs).

  The following is a summary of the net sales of the CPG, Memory Group, Communications Group and Vantis for the periods presented below:

                                            Quarters Ended
                                March 29,    December 28,    March 30,
(Millions)                        1998           1997           1997
                             ------------    -----------     ----------
CPG                              $169             $203           $128
Memory Group                      167              181            184
Communications Group              149              174            171
Vantis                             56               55             69
                                 ----             ----           ----
 Total                           $541             $613           $552
                                 ====             ====           ====

------------------------------------------------------------------------


REVENUE COMPARISON OF QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997

  Net sales of $541 million in the first quarter of 1998 decreased approximately 2 percent as compared to the first quarter of 1997 as CPG sales increases were offset by lower sales in the other groups.

  CPG net sales increased during the first quarter of 1998 as compared to the first quarter of 1997 largely due to sales of AMD-K6(TM) microprocessors. AMD-K6 microprocessors sold at substantially higher average selling prices than AMD-K5(TM) microprocessors that made up the majority of CPG net sales during the first quarter of 1997. CPG sales growth during the remainder of 1998 is dependent on a successful transition to the 0.25 micron process technology in Fab 25 in order to meet customer microprocessor needs for performance and volume.

  Memory Group net sales of both EPROM and Flash memory devices decreased. EPROM prices declined significantly, and unit sales were lower as customer demand continued to shift to Flash memory from EPROM. Flash memory device net sales declined slightly as significant unit volume increases were more than offset by significant price declines due to continuing increased competition. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased primarily due to substantial decreases in unit shipments of the Company's network products, as other Communications Group product sales were flat. The Company's offerings of network products have not kept pace with the market shift towards higher performance products and sales are likely to continue to decline until the Company introduces new competitive products in volume, which the Company anticipates will occur no earlier than the fourth quarter of 1998. The Company expects the other Communications Group product divisions to have flat to lower sales in the second quarter of 1998 primarily due to the economic crisis in Asia. Results could be affected beyond the second quarter of 1998 if there is no improvement in the economic condition in Asia.

  Vantis net sales decreased due to declines in the average selling price and unit shipments of both simple PLDs (SPLDs) and complex PLDs (CPLDs). Lower SPLD sales reflect the market transition to CPLDs, as well as increased competition in the SPLD market.


REVENUE COMPARISON OF QUARTERS ENDED MARCH 29, 1998 AND DECEMBER 28, 1997

  Net sales in the first quarter of 1998 decreased approximately 12 percent as compared to the fourth quarter of 1997, due to lower sales in all groups except Vantis.

  The decline in CPG sales from the fourth quarter of 1997 to the first quarter of 1998 was due to lower average selling prices for the AMD-K6 microprocessor, as unit volume remained relatively flat. During the first quarter of 1998, the microprocessor market migrated to higher performance products, which the Company only manufactured in limited quantities. This migration, together with increased price competition, resulted in a reduction of the average selling price on AMD microprocessor products. In addition, due to inadequate manufacturing yields on AMD-K6 microprocessors, the Company was unable to increase microprocessor unit volume. CPG sales growth during the remainder of 1998 is dependent on a successful transition to the 0.25 micron process technology in Fab 25 in order to meet customer microprocessor needs for performance and volume.

  Memory Group net sales decreased. EPROM prices declined significantly, and unit sales were lower as customer demand continued to shift to Flash memory from EPROM. Flash memory device sales declined as relatively flat unit volume was offset by average selling price declines from continuing increased competition. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased as unit volume for networking and other Communications Group products declined during the first quarter of 1998. The Company's offerings of network products have not kept pace with the market shift towards higher performance products and sales are likely to continue to decline until the Company introduces new competitive products in volume, which the Company anticipates will occur no earlier than the fourth quarter of 1998. Net sales were also affected by declines in unit volume and average selling price for other communication products. The Company expects the other Communications Group product divisions to have flat to lower sales in the second quarter of

1998 primarily due to the economic crisis in Asia. Results could be affected beyond the second quarter of 1998 if there is no improvement in the economic condition in Asia.

  Vantis net sales increased slightly as both unit shipments and average selling prices of both SPLDs and CPLDs were flat.

COMPARISON OF EXPENSES, GROSS MARGIN PERCENTAGE AND INTEREST INCOME AND OTHER,
NET

  The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:


                                            Quarters Ended
                                March 29,    December 28,    March 30,
(Millions)                        1998           1997           1997
                             ------------    -----------     ----------

(Millions except for gross
margin percentage)

Cost of sales                     $424           $429           $349
Gross margin percentage             22%            30%            37%
Research and development          $128           $127           $105
Marketing, general and
  administrative                    88            102             95
Litigation settlement               12             --             --
Interest income and other, net       6              7             13
Interest expense                    12             12              9

  Gross margin percentage decreased in the first quarter of 1998, as compared to the first quarter of 1997 and the fourth quarter of 1997. The Company has throughout this period continued to invest in the facilitization of Fab 25 and, during the first quarter of 1998, in the transition from 0.35 micron to 0.25 micron process technology in Fab 25. These investments have led to significant increases in the Company's fixed costs associated with its microprocessor products. The decline in gross margin percentage between the first quarter of 1997 and the first quarter of 1998 was caused in part by increases in fixed costs in Fab 25, increased back-end assembly costs in support of AMD-K6 microprocessor production and a decline in non-microprocessor product revenues. The decline in gross margin percentage between the fourth quarter of 1997 and the first quarter of 1998 was primarily attributable to significantly lower revenues in the first quarter of 1998 and the increased fixed costs associated
with the transition to 0.25 micron process technology in Fab 25.   The Company
intends to continue to invest in 0.25 micron process technology capacity which will increase its fixed costs. Accordingly, absent significant increases in revenues, the Company will continue to experience pressure on its gross margin percentages.

  Research and development expenses increased as compared to the first quarter of 1997 primarily due to a higher proportion of research and development activities in the Submicron Development Center in Sunnyvale, California, primarily to support CPG and the Memory Group. Research and development expenses in the first quarter of 1998 as compared to the fourth quarter of 1997 were flat.

  Marketing, general and administrative expenses decreased in the first quarter of 1998 from both the first quarter of 1997 and the fourth quarter of 1997. In each case the decrease was primarily due to reduced spending on advertising and marketing expenses associated with the AMD-K6 microprocessor. The Company expects advertising and promotional expenses associated with the AMD-K6 microprocessor to increase during the remainder of 1998.

  The litigation settlement of $11,500,000 in the first quarter of 1998 represents the estimated costs associated with an agreement in principle to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors, announced by the Company on April 23, 1998. The agreement in principle to settle is subject to approval of the Company's Board of Directors and confirmation by the United States District Court in San Jose, California. The suit was filed in November 1995 and related to the Company's AMD-K5 microprocessor development project.

  Interest income and other, net decreased in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to a pre-tax gain of $5 million resulting from the sale of equity securities in the first quarter of 1997. Interest income and other, net decreased in the first quarter of 1998 as compared to the fourth quarter of 1997 due to lower average cash balances. Interest expense increased as compared to the first quarter of 1997 primarily due to higher average debt balances and lower capitalized interest related to the second phase of construction of Fab 25 and construction of Dresden Fab 30. Interest expense was flat as compared to the fourth quarter of 1997.

INCOME TAX

  The Company recorded a tax benefit of $47 million and a tax provision of $2 million in the first quarter of 1998 and 1997, respectively, for an effective tax benefit rate of 40 percent and a positive tax rate of 29 percent for the respective periods. The difference in the effective tax rates primarily reflects the impact of foreign tax benefits on different levels of income. Realization of the Company's net deferred tax assets ($119 million at March 29, 1998) is dependent on future taxable income. While the Company believes that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Risk Factors, may impact the ultimate realization of such assets.

OTHER ITEMS

  International sales were 55 percent of total sales in the first quarter of 1998 as compared to 56 percent for the same period in 1997 and the immediate prior quarter. In the first quarter of 1998, approximately 10 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries which have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The Company has recently experienced slightly lower than expected demand in Asia, primarily in its telecommunication products. The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material. The Company anticipates that the Asian economic crisis will continue to adversely affect the Company's results of operations at least through the second quarter of 1998, and further decline of the economic crisis in Asia could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities was approximately $22 million for the first quarter of 1998. This compares to cash flow provided by operating activities of approximately $115 million for the first quarter of 1997. Net operating cash flows decreased as compared to the same period in 1997 due to a net decrease in earnings of $76 million, combined with an increase in depreciation and amortization of $23 million and a decrease in the net change in operating assets and liabilities of $81 million.

  Investing activities consumed $65 million in cash during the first quarter of 1998 and $320 million during the first quarter of 1997. Capital expenditures totaled $181 million in the first quarter of 1998, up from $151 million in the same period in 1997, as the Company continued to invest in property, plant and equipment primarily for Fab 25 and Dresden Fab 30. Capital expenditures in the first quarter of 1998 were offset by net proceeds from the sale of short-term investments of approximately $111 million. In the first quarter of 1997 the increase in available-for-sale securities was approximately $169 million.

  The Company's financing activities provided cash of $38 million during the first quarter of 1998, compared to $264 million during the same period in 1997. Financing sources of cash for the first quarter of 1998 included borrowings from Dresdner Bank AG in the amount of DM90 million ($49 million), as part of the Dresden Loan Agreement, as defined below. The loan amount was offset by debt repayments of $16 million. Financing sources of cash for the first quarter of 1997 included borrowings from a $250 million four-year secured term loan, offset by debt repayments of $22 million. Financing activities for both periods include issuance of common stock under employee stock plans.

  The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the conversion of Fab 25 to 0.25 micron process technology and the construction and facilitization of Dresden Fab 30.

  The conversion of Fab 25 from 0.35 to 0.25 micron process technology is anticipated to be completed in 1998 at a cost in 1998 of approximately $351 million, although there can be no assurance that the actual amount will not vary materially.

  Dresden Fab 30 is being constructed by AMD Saxony, an indirect wholly owned German subsidiary of the Company. This 900,000-square-foot submicron integrated circuit manufacturing and design facility is to be completed over the next four years. The project is being supported by the Company together with the Federal Republic of Germany, the State of Saxony and a consortium of banks. The plan for Dresden Fab 30 was revised in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, which has increased the proportion of the project to be funded by the Company rather than the Federal Republic of Germany, the State of Saxony and the consortium of banks. The Company entered into foreign currency hedging transactions for Dresden Fab 30 during the first quarter of 1997 and the first quarter of 1998 and anticipates entering into additional such foreign currency hedging transactions in the future.

  The present estimated construction cost of Dresden Fab 30 is approximately $1.9 billion. In March 1997, AMD Saxony entered into a Loan Agreement (the Dresden Loan Agreement), denominated in deutsche marks, with a consortium of banks led by Dresdner Bank AG under which loan facilities totaling $932 million will be made available for the Dresden Fab 30 project. In connection with the Dresden Loan Agreement, as amended, the Company has agreed to invest in AMD Saxony over the next two years equity and subordinated loans in an amount totaling approximately $270 million ($100 million in 1998 and $170 million in 1999), and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement up to a maximum of approximately $123 million until Dresden Fab 30 has been completed. AMD is required to fund $70 million of the $170 million due in 1999 on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999. Because the Company's obligations under the Dresden Loan Agreement are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates.

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

  The FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1.1 billion when fully equipped, which is anticipated in the second quarter of 2000. Approximately $260 million of such cost has been funded as of March 29, 1998. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL and during the remainder of 1998, the Company presently anticipates that such capital expenditures will continue to be funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At March 29, 1998, AMD had loan guarantees of $48 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provides for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at March 29, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998. As of March 29, 1998, the Company also had available unsecured uncommitted bank lines of credit in the amount of $67 million, of which $5 million was outstanding.

  In February 1998, certain of the covenants under the Credit Agreement, including those related to the modified quick ratio, minimum tangible net worth and fixed charge coverage ratio, were amended at the request of the Company.
The Company sought to amend the covenants because otherwise it risked violating certain of the covenants unless it scaled back on its business and capital investment plan. As of March 29, 1998, the Company is in compliance with all covenants under the Credit Agreement. However, the Company will be required to raise $300-400 million of funds through external financing in the second quarter of 1998 in order to meet certain of these amended covenants and to continue to make the substantial capital investments required to convert Fab 25 to 0.25 micron process technology, as well as for other ongoing capital investments. The Company has filed a shelf registration statement for the offering of debt or equity securities under the Securities Act of 1933, as amended.

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

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provided for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at March 29, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998.

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

 Microprocessor Products

  Investment in and Dependence on K86(TM) AMD Microprocessor Products; Transition to 0.25 Micron Process Technology. The Company's microprocessor business has in the past, and will in 1998, continue to significantly impact the Company's revenues, margins and operating results. The Company plans to continue to make significant capital expenditures to support the microprocessor business in 1998, which will be a substantial drain on the Company's cash flow and cash balances.

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

  The Company's production and sales plans for the AMD-K6 microprocessors are subject to other risks and uncertainties, including: whether the Company can successfully fabricate higher performance AMD-K6 microprocessors in planned volume mixes; whether it can maintain and continue to improve production yields on wafers still being processed on 0.35 micron process technology; the effects of Intel new product introductions, marketing strategies and pricing; the continued development of worldwide market acceptance for the AMD-K6 microprocessor and systems based on it; whether the Company will have the financial and other resources necessary to continue to invest in the microprocessor business, including leading-edge wafer fabrication equipment and advanced process technologies; the possibility that products newly introduced by the Company may be found to be defective; possible adverse market conditions in the personal computer market and consequent diminished demand for the Company's microprocessors; and unexpected interruptions in the Company's manufacturing operations.

  The Company's ability to sell the volume of AMD-K6 microprocessors it currently plans to make in 1998 depends on increasing sales to existing customers and developing new customers. The loss of any current top tier OEM customer, or the Company's failure to attract additional customers through direct sales and through the Company's distributors, would affect the Company's ability to sell the volume of units planned, which could have a material adverse effect on the Company.

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

  AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor. The success of the AMD-K7(TM) and future generation microprocessors depends greatly on the Company achieving success and increasing market share with the AMD-K6 microprocessor. See also discussions below regarding Intel Dominance and Process Technology.

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

  As Intel has expanded its dominance over the entirety of the PC system platform, many PC manufacturers have reduced their system development expenditures and have begun to purchase microprocessors in conjunction with chipsets or in assembled motherboards. The trend has been for PC OEMs to be increasingly dependent on Intel, less innovative on their own, and more of a distribution channel for Intel technology. In marketing its microprocessors to these OEMs and dealers, AMD depends upon companies other than Intel for the design and manufacture of core-logic chipsets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies are able to produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel Corporation's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes and will continue to make it increasingly difficult for them to retain or regain market share. To compete with Intel in this market in the future, the Company intends to continue to form closer relationships with third-party designers and manufacturers of core-logic chipsets, motherboards, BIOS software and other components. The Company similarly intends to expand its chipset and system design capabilities, and to offer OEMs licensed system designs incorporating the Company's microprocessors and companion products. There can be no assurance, however, that such efforts by the Company will be successful. The Company expects that, as Intel introduces future generations of microprocessors, chipsets and motherboards, the design of chipsets, memory and other semiconductor devices, and higher level board products which support Intel microprocessors, will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems.

  Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium and AMD-K6 processors. Thus, Intel is decreasing its support of the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 microprocessor is designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II processors, the Company intends to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessor, including support for enhancements and features the Company plans to add to the microprocessor. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 microprocessor will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with the Pentium II processors, because the Company's patent cross-license agreement with Intel does not extend to AMD microprocessors that are bus interface protocol compatible with Intel Corporation's Pentium Pro, Pentium II and subsequent generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend not only upon its success in designing and developing the microprocessors, but also in ensuring either that the microprocessors can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.

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

  Future Dependence on Planned AMD-K7 Microprocessor. The Company's ability to increase microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, including the substantial investment the Company is making in Fab 30 in Dresden, Germany, depends upon its success in developing and marketing in a timely manner in 1999 its seventh-generation microprocessor, the AMD-K7. The Company currently plans to begin volume production of the AMD-K7 in the first half of 1999. No assurance can be made that such production will begin on the current planned schedule. The Company's production and sales plans for the AMD-K7 are subject to numerous risks and uncertainties, including: the successful development and installation of 0.18 micron process technology and copper interconnect technology; the pace at which the Company is able to ramp production in Dresden Fab 30 on 0.18 micron process technology; the use and market acceptance of a non-Intel processor bus (adapted by the Company from Digital Equipment Corporation's EV6 pin bus) in the design of the AMD-K7, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by the Company; the availability to the Company's customers of cost and performance competitive Static Random Access Memories (SRAMs) (including TAG chips) if Intel corners the market for SRAM production capacity through its relationship with SRAM manufacturers; the Company's ability to design and manufacture modules internally or through subcontractors and the acceptance of motherboards used in the AMD-K7 as Intel moves the market to its Slot 1 design. A failure of the AMD-K7 microprocessor to be timely introduced or achieve market acceptance, would have a material adverse effect on the Company.

  Fluctuations in PC Market. Since most of the Company's microprocessor products are used in personal computers and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company could be materially and adversely affected by industry-wide fluctuations in the PC marketplace in the future. For example, economic conditions in Asia could lead to reduced worldwide demand for PCs and the Company's microprocessors.

  Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586(TM) and Nx686(TM), to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 microprocessors are AMD products and not NexGen products because, among other things, the technology acquired in the NexGen merger was significantly modified using the Company's design, verification and manufacturing technologies. No NexGen licensee or other party has asserted any rights with respect to the AMD-K6 microprocessor; however, there can be no assurance that another company will not seek to establish rights with respect to the microprocessors. If another company were deemed to have rights to produce the Company's AMD-K6 microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.

 Flash Memory Products

  Importance of Flash Memory Device Business; Increasing Competition. The market for Flash memory devices continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues is derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. During 1996, 1997 and the first quarter of 1998, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as more competitors emerge. A decline in the Company's Flash memory device business or declines in the gross margin percentage in this business could have a material adverse effect on the Company.

Domestic and International Economic Conditions

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

  Process Technology. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company fails to successfully ramp production in Fab 25 of 0.25 micron process technology, if the Company's microprocessors fail to continue to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. In addition, any inability of the Company to remain competitive with respect to process technology could have a material adverse effect on the Company. For example, the Company's ability to generate sufficient revenue to achieve profitability in the microprocessor business in the near future and the Company's success in competing with Intel, and producing higher performance AMD-K6 microprocessors in volumes sufficient to increase market share depends on the timely development and qualification of
0.25 micron process technology in Fab 25. There can be no assurance that the Company will be able to commit Fab 25 production to a qualified 0.25 micron process technology in order to fabricate product in sufficient volume to generate revenue necessary to offset investments in Fab 25 and meet the anticipated needs and demands of its customers. Likewise, the Company is making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18 micron process technology and copper interconnect technology in order to manufacture the AMD-K7 microprocessor beginning in 1999. There can be no assurance that the Company will be able to develop or obtain the leading-edge process technologies that will be required in Dresden Fab 30 to fabricate the AMD-K7 microprocessor successfully.

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

  Volatility of Stock Price; Ability to Access Capital. Based on the trading history of its stock, AMD believes factors such as quarterly fluctuations in the Company's financial results, announcements of new products and/or pricing by AMD or its competitors, the pace of new product manufacturing ramps, production yields of key products and general conditions in the semiconductor industry have caused and are likely to continue to cause the market price of AMD common stock to fluctuate substantially. In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of AMD common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of the Company's common stock and consequently limit the Company's ability to raise capital or to make acquisitions. The Company's current business plan envisions substantial cash outlays requiring external capital financing. There can be no assurance that capital and/or long-term financing will be available on terms favorable to the Company or in sufficient amounts to enable the Company to implement its current plan.

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

II.      Other Information

Item 1.    Legal Proceedings

McDaid v. Sanders, et al. (Case No. C-95-20750-JW, N.D. Cal.): Kozlowski, et al.
V. Sanders, et al. (Case No. C-95-20829-JW, N.D. Cal.). On April 23, 1998, the Company announced that it had reached an agreement in principle to settle this class action for $11,500,000 to be funded by the Company. The agreement is subject to the approval of the Company's Board of Directors and confirmation by the United States District Court in San Jose, California. The Company's financial results are not materially adversely affected.

Item 6.    Exhibits and Report on Form 8-K

(a).     Exhibits

           *3.2  By-Laws, as amended

             27  Financial Data Schedule



(b).     Report on Form 8-K


           The following report on Form 8-K was filed during the quarter for which this report is filed:

           1. Current Report on Form 8-K dated January 27, 1998 reporting under Item 5 - Other Events - fourth quarter earnings.

________
* This report includes a correct copy of the By-Laws in effect as of the date of this report in replacement of the copy of the By-Laws previously filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ADVANCED MICRO DEVICES, INC.


Date:    April 23 , 1998                   By:  /s/ James P. Ashby
         ---------------                       -------------------

                                               James P. Ashby
                                               Vice President and
                                               Corporate Controller

                                               Signing on behalf of the
                                               registrant and as the principal
                                               accounting officer

                   EXHIBIT INDEX
                   -------------
Exhibits
--------

* 3.2       By-Laws, as amended

   27       Financial Data Schedule

_______
* This report includes a correct copy of the By-Laws in effect as of the date of this report in replacement of the copy of the By-Laws previously filed.