Form 10-Q
period 1998-06-28
ADVANCED MICRO DEVICES INC
filed 1998-08-12
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 28, 1998
                                    ----------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number            1-7882
                      -----------------------------------

                         ADVANCED MICRO DEVICES, INC.
-------------------------------------------------------------------------------
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

                              Yes [X]     No [_]

The number of shares of $0.01 par value common stock outstanding as of August 6, 1998: 143,856,304.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.
Financial Information
---------------------
                                                                        Page No.
                                                                        --------

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Operations--
                    Quarters and Six Months Ended June 28, 1998 and
                    June 29, 1997                                              3

                   Condensed Consolidated Balance Sheets--
                    June 28, 1998 and December 28, 1997                        4

                   Condensed Consolidated Statements of Cash Flows--
                    Six Months Ended June 28, 1998 and June 29, 1997           5

                   Notes to Condensed Consolidated Financial Statements        6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk 34

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                          35

          Item 4.  Submission of Matters to a Vote of Security Holders        35

          Item 6.  Exhibits and Report on Form 8-K                            36

          Signature                                                           37
          ---------

I. FINANCIAL INFORMATION
   ---------------------
   ITEM 1.
   -------

                             FINANCIAL STATEMENTS
                             --------------------
                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                  Quarter Ended                    Six Months Ended
                                                          ---------------------------       -----------------------------
                                                            June 28,        June 29,         June 28,          June 29,
                                                              1998            1997             1998              1997
                                                          ----------       ----------       ----------        -----------
Net sales                                                   $526,538         $594,561        $1,067,394        $1,146,560

Expenses:
  Cost of sales                                              390,140          372,266           813,731           721,342
  Research and development                                   139,158          110,021           267,278           214,929
  Marketing, general and administrative                      101,198          102,983           189,412           197,502
                                                            --------         --------        ----------        ----------
                                                             630,496          585,270         1,270,421         1,133,773
                                                            --------         --------        ----------        ----------

Operating income (loss)                                     (103,958)           9,291          (203,027)           12,787

Litigation settlement                                              -                -           (11,500)               -
Interest income and other, net                                 8,518            9,718            14,099            23,040
Interest expense                                             (17,663)          (9,958)          (30,135)          (19,368)
                                                            --------         --------        ----------        ----------

Income (loss) before income taxes and equity in
  joint venture                                             (113,103)           9,051          (230,563)           16,459
Provision (benefit) for income taxes                         (44,110)           2,630           (91,107)            4,778
                                                            --------         --------        ----------        ----------

Income (loss) before equity in joint venture                 (68,993)           6,421          (139,456)           11,681
Equity in net income of joint venture                          4,433            3,547            12,169            11,238
                                                            --------         --------        ----------        ----------

Net income (loss)                                           $(64,560)        $  9,968        $ (127,287)       $   22,919
                                                            ========         ========        ==========        ==========

Net income (loss) per common share:
  Basic                                                     $  (0.45)        $   0.07        $    (0.89)       $     0.16
                                                            ========         ========        ==========        ==========
  Diluted                                                   $  (0.45)        $   0.07        $    (0.89)       $     0.16
                                                            ========         ========        ==========        ==========
Shares used in per share calculation:
  Basic                                                      143,462          140,255           142,983           139,435
                                                            ========         ========        ==========        ==========
  Diluted                                                    143,462          147,919           142,983           147,335
                                                            ========         ========        ==========        ==========

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                    --------------------------------------
                                  (Thousands)

                                                                     June 28,          December 28,
                                                                       1998               1997
                                                                    ----------         ------------
Assets

Current assets:
  Cash and cash equivalents                                         $  160,166         $  240,658
  Short-term investments                                               532,277            226,374
                                                                    ----------         ----------
    Total cash, cash equivalents and short-term investments            692,443            467,032
  Accounts receivable, net                                             239,602            329,111
  Inventories:
    Raw materials                                                       22,057             33,375
    Work-in-process                                                    116,401             96,712
    Finished goods                                                      33,175             38,430
                                                                    ----------         ----------
      Total inventories                                                171,633            168,517
  Deferred income taxes                                                168,841            160,583
  Prepaid expenses and other current assets                             55,135             50,024
                                                                    ----------         ----------
    Total current assets                                             1,327,654          1,175,267
Property, plant and equipment, at cost                               4,146,744          3,799,051
Accumulated depreciation and amortization                           (1,983,735)        (1,808,362)
                                                                    ----------         ----------
    Property, plant and equipment, net                               2,163,009          1,990,689
Investment in joint venture                                            201,560            204,031
Other assets                                                           166,361            145,284
                                                                    ----------         ----------
                                                                    $3,858,584         $3,515,271
                                                                    ===========        ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to banks                                            $    5,027         $    6,601
  Accounts payable                                                     340,911            359,536
  Accrued compensation and benefits                                     82,266             63,429
  Accrued liabilities                                                  142,572            134,656
  Income tax payable                                                    16,787             12,676
  Deferred income on shipments to distributors                          81,284             83,508
  Current portion of long-term debt and capital lease obligations      123,257             66,364
                                                                    ----------         ----------
    Total current liabilities                                          792,104            726,770

Deferred income taxes                                                    5,461             96,269
Long-term debt and capital lease obligations, less current
  portion                                                            1,142,568            662,689

Stockholders' equity:
  Capital stock:
    Common stock, par value                                              1,445              1,428
  Capital in excess of par value                                     1,044,074          1,018,884
  Retained earnings                                                    938,844          1,066,131
  Accumulated other comprehensive loss                                 (65,912)           (56,900)
                                                                    ----------         ----------
    Total stockholders' equity                                       1,918,451          2,029,543
                                                                    ----------         ----------
                                                                    $3,858,584         $3,515,271
                                                                    ==========         ==========

* Amounts as of June 28, 1998 are unaudited. Amounts as of December 28, 1997 were derived from the December 28, 1997 audited financial statements.

  See accompanying notes
  ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                 Six Months Ended
                                                            ---------------------------
                                                             June 28,          June 29,
                                                               1998              1997
                                                            ---------         ---------
Cash flows from operating activities:
 Net income (loss)                                          $(127,287)        $  22,919
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                              225,334           182,825
   Net loss on disposal of property, plant and equipment        1,282            19,548
   Net gain realized on sale of available-for-sale
     securities                                                     -            (4,978)
   Compensation recognized under employee stock plans           3,632            12,867
   Undistributed income of joint venture                      (12,169)          (11,238)
   Changes in operating assets and liabilities:
    Net decrease (increase) in receivables, inventories,
      prepaid expenses and other assets                        75,737           (67,637)
    Net (increase) decrease in deferred income taxes          (99,066)            9,186
    Decrease (increase) in income tax payable                   4,111           (16,983)
    Net increase in payables and accrued liabilities            4,314            31,476
                                                            ---------         ---------

Net cash provided by operating activities                      75,888           177,985
                                                            ---------         ---------

Cash flows from investing activities:
 Purchase of property, plant and equipment                   (494,820)         (310,890)
 Proceeds from sale of property, plant and equipment            6,482               567
 Purchase ofavailable-for-sale securities                    (951,087)         (407,098)
 Proceeds from sale of available-for-sale securities          645,535           258,746
 Investment in joint venture                                        -              (128)
                                                            ---------         ---------

Net cash used in investing activities                        (793,890)         (458,803)
                                                            ---------         ---------

Cash flows from financing activities:
 Proceeds from borrowings                                     571,912           271,644
 Debt issuance costs                                          (12,783)                -
 Payments on debt and capital lease obligations               (34,549)          (35,706)
 Proceeds from foreign grants                                  91,355                 -
 Proceeds from issuance of stock                               21,575            39,281
                                                            ---------         ---------

Net cash provided by financing activities                     637,510           275,219
                                                            ---------         ---------

Net decrease in cash and cash equivalents                     (80,492)           (5,599)
Cash and cash equivalents at beginning of period              240,658           166,194
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $ 160,166         $ 160,595
                                                            =========         =========

Supplemental disclosures of cash flow information:
 Cash refunded during the first six months for:
  Income taxes                                              $  (1,719)        $(102,830)
                                                            =========         =========

 Non-cash financing activities:
  Equipment capital leases                                  $       -         $   1,005
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

   The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 28, 1998 and June 29, 1997 each included 13 weeks. The six months ended June 28, 1998 and June 29, 1997 each included 26 weeks.

   Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

2. The following is a summary of available-for-sale securities as of June 28, 1998 (in thousands):

Cash equivalents:
 Commercial paper                              $  4,943
 Certificates of deposit                         10,001
 Federal agency notes                            17,360
 Money market funds                              34,700
 Other debt securities                              407
                                               --------
   Total cash equivalents                      $ 67,411
                                               ========

Short-term investments:
 Treasury notes                                $  5,059
 Bank notes                                      10,000
 Corporate notes                                 17,972
 Federal agency notes                            33,893
 Money market auction rate preferred stocks     132,500
 Certificates of deposit                        139,857
 Commercial paper                               192,996
                                               --------
   Total short-term investments                $532,277
                                               ========

Long-term investment:
 Equity investments                            $ 16,315
 Treasury notes                                   2,000
                                               --------
   Total long-term investments                 $ 18,315
                                               ========

3. Basic income (loss) per share is based upon weighted-average common shares outstanding. Diluted income (loss) per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, restricted stock and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per common share:

(Thousands except per share data)                       Quarter Ended                 Six Months Ended
                                                -----------------------------   -----------------------------
                                                June 28, 1998   June 29, 1997   June 28, 1998   June 29, 1997
                                                -------------   -------------   -------------   -------------
Numerator:
  Net income (loss)                               $(64,560)       $  9,968        $(127,287)      $ 22,919
                                                  --------        --------        ---------       --------
  Numerator for basic and diluted net
   income (loss) per common share                 $(64,560)       $  9,968        $(127,287)      $ 22,919
                                                  --------        --------        ---------       --------
Demominator:
  Denominator for basic net income (loss)
   per common share - weighted-average shares      143,462         140,255          142,983        139,435
  Effect of dilutive securities:
   Employee stock options                                -           7,602                -          7,738
   Warrants                                              -              62                -            162
                                                  --------        --------        ---------       --------
  Dilutive potential common shares                       -           7,664                -          7,900
  Denominator for diluted net income (loss)
   per common share - adjusted weighted-
   average shares                                  143,462         147,919          142,983        147,335
                                                  --------        --------        ---------       --------
Basic net income (loss) per common share          $  (0.45)       $   0.07        $   (0.89)      $   0.16
                                                  ========        ========        =========       ========
Diluted net income (loss) per common share        $  (0.45)       $   0.07        $   (0.89)      $   0.16
                                                  ========        ========        =========       ========

   Options, warrants, restricted stock and convertible debt were outstanding during the quarter and six months ended June 28, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. Options to purchase 57,162 and 196,571 shares of common stock at a weighted-average price of $43.10 and $36.61 per share were outstanding during the quarter and six months ended June 29, 1997, respectively, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4. In May 1998, the Company sold $517.5 million of Convertible Subordinated Notes due May 15, 2005 under its $1 billion shelf registration declared effective by the Securities and Exchange Commission on April 20, 1998. Interest on the Convertible Subordinated Notes accrues at the rate of 6 percent per annum and is payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 1998. The Convertible

   Subordinated Notes are redeemable at the Company's option on and after May 15, 2001. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of Common Stock at a conversion price of $37.00 per share, subject to adjustment in certain circumstances.

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. At June 28, 1998, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease of approximately $61 million to the investment in FASL. In the second quarter of 1998 and of 1997, the Company purchased $51 million and $62 million, respectively, of Flash memory devices from FASL. At June 28, 1998 and June 29, 1997, the Company had outstanding payables of $16 million and $42 million, respectively, to FASL for Flash memory device purchases. At June 28, 1998 and June 29, 1997, the Company had outstanding royalty receivables of $4 million and $5 million, respectively, as a result of FASL sales. The Company earned royalty income of $5 million in the second quarter of 1998 and of 1997, as a result of FASL sales. For the six months ended June 28, 1998 and June 29, 1997, these royalties were $11 million and $9 million, respectively.

   The following is condensed unaudited financial data of FASL:

(Thousands)                              Quarter Ended                Six Months Ended
                                -----------------------------   -----------------------------
(Unaudited)                     June 28, 1998   June 29, 1997   June 28, 1998   June 29, 1997
                                -------------   -------------   -------------   -------------
Net sales                         $97,908         $103,895        $216,909        $182,732
Gross profit                       16,737           30,925          33,451          43,274
Operating income                   16,044           27,758          29,973          40,082
Net income                          7,814           10,959          18,364          17,006

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

   Total comprehensive loss for the quarter ended June 28, 1998 amounted to approximately $65 million, and total comprehensive income for the quarter ended June 29, 1997 amounted to approximately $27 million. Total comprehensive loss for the six months ended June 28, 1998 amounted to approximately $136 million, and total comprehensive income for the six months ended June 29, 1997 amounted to approximately $17 million. The following are the components of comprehensive income (loss):

(Thousands)                                               Quarter Ended                Six Months Ended
                                                 -----------------------------   -----------------------------
                                                 June 28, 1998   June 29, 1997   June 28, 1998   June 29, 1997
                                                 -------------   -------------   -------------   -------------
Net income (loss)                                 $(64,560)       $ 9,968         $(127,287)      $22,919

Foreign currency translation adjustments            (8,368)        15,973           (15,681)       (6,595)
Unrealized gains on securities, net of tax:
  Unrealized holding gains arising during the
   period                                            7,897          1,244             6,669         3,717
  Less: Reclassification adjustment for gains
   included in earnings                                  -              -                 -        (3,534)
                                                  --------        -------         ---------       -------
Other comprehensive income (loss)                     (471)        17,217            (9,012)       (6,412)
                                                  --------        -------         ---------       -------
Comprehensive income (loss)                       $(65,031)       $27,185         $(136,299)      $16,507
                                                  ========        =======         =========       =======

   The components of accumulated other comprehensive loss, net of related tax are as follows:

(Thousands)                                     June 28, 1998   December 28, 1997
                                                -------------   -----------------
Unrealized gain on investments                      8,676             2,007
Cumulative translation adjustments                (74,588)          (58,907)
                                                  -------           -------
                                                  (65,912)          (56,900)
                                                  =======           =======

7. On April 23, 1998, the Company announced it had reached an agreement in principle to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors. The settlement amount of $11,500,000 is accrued as of June 28, 1998.

   The Company has been informed that a Complaint was filed on July 31, 1998 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, as plaintiff, against 26 semiconductor companies, including the Company's subsidiary Vantis Corporation. The Complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to "machine vision" and semiconductor processing technology. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company.

8. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company is currently evaluating whether to adopt the new Statement earlier than is required. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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



AMD, the AMD logo, Advanced Micro Devices, Vantis, NexGen, K86, AMD-K6, AMD-K6-2, AMD-K7, Nx586 and Nx686, and combinations thereof, are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows 95 and Windows NT are registered trademarks of Microsoft Corporation. Pentium and Celeron are registered trademarks of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

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

  The following is a summary of the net sales of the CPG, Memory Group, Communications Group and Vantis for the periods presented below:

                                        Quarters Ended                        Six Months Ended
(Millions)              June 28, 1998   March 29, 1998  June 29, 1997   June 28, 1998   June 29, 1997
                        -------------   --------------  -------------   -------------   -------------
CPG                          $220            $169            $174            $  388          $  302
Memory Group                  132             167             181               299             365
Communications Group          123             149             183               272             354
Vantis                         52              56              57               108             126
                             ----            ----            ----            ------          ------
 Total                       $527            $541            $595            $1,067          $1,147
                             ====            ====            ====            ======          ======

Results of operations for the quarter and six months ended June 28, 1998 were negatively impacted by the current economic conditions in Asia. Additionally, there is a general downturn in the worldwide semiconductor market due to the Asian economic conditions as well as other factors. The Company's results will be negatively affected in the third quarter of 1998 by these factors and may be negatively affected beyond the third quarter if there is no improvement in the economic condition in Asia.

REVENUE COMPARISON OF QUARTERS ENDED JUNE 28, 1998 AND JUNE 29, 1997

  Net sales of $527 million in the second quarter of 1998 decreased approximately 11 percent compared to the second quarter of 1997 due to a 27 percent decrease in combined Communications Group, Memory Group and Vantis sales offset by a 26 percent increase in CPG net sales.

  The increase in CPG net sales in the second quarter of 1998 as compared to the second quarter of 1997 was due to the increase in unit shipments of microprocessors at higher average selling prices. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 27 percent primarily due to a significant decline in prices of both Flash and EPROM memory devices offset by increases in Flash unit volume. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased 33 percent compared to the same quarter in the previous year primarily due to a significant decrease in unit volume in all products. The Company's offerings of network products, which comprise approximately half of the decline in Communications Group net sales, have not kept pace with the market shift towards higher performance products. Sales of network products are likely to continue to decline until the Company introduces new competitive products in volume, which the Company anticipates will occur no earlier than the fourth quarter of 1998. In addition, these Communications Group products were particularly impacted by the general economic downturn in Asia in the first half of the year. The Company expects the other Communications Group products to have flat to lower sales in the third quarter of 1998.

  Vantis net sales decreased 9 percent primarily due to a decline in the average selling price of SPLD products reflecting an increase in competition in the PLD market over the last year. The decrease in prices was partially offset by an increase in unit volume.

REVENUE COMPARISON OF QUARTERS ENDED JUNE 28, 1998 AND MARCH 29, 1998

  Net sales in the second quarter of 1998 decreased approximately 3 percent compared to the first quarter of 1998 due to a 17 percent decrease in combined Communications Group, Memory Group and Vantis sales offset by a 30 percent increase in CPG net sales.

  The increase in CPG net sales was primarily due to a 70 percent increase in combined AMD-K6(TM) and AMD-K6-2(TM) microprocessor unit volume over the immediately preceding quarter. During the second quarter of 1998, the Company began volume shipments of AMD-K6-2 microprocessors using the 0.25-micron process technology in Fab 25. However, much of the product sold in the second quarter was manufactured on the 0.35-micron process at speed grades for which there is severe price competition. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 21 percent in the second quarter of 1998 compared to the first quarter of 1998 due to a decline in both the average selling price and unit volume. During the second quarter of 1998, one of the Company's major customers for Flash memory devices lost market share to one of its competitors that does not use AMD Flash memory devices, which contributed to the decrease in unit volume. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased 17 percent compared to the previous quarter primarily due to a decrease in unit volume in all products. The Company's offerings of network products have not kept pace with the market shift towards higher performance products. Sales of network products are likely to continue to decline until the Company introduces new competitive products in volume, which the Company anticipates will occur no earlier than the fourth quarter of 1998. In addition, these Communications Group products were particularly impacted by the general economic downturn in Asia in the first half of the year. The Company expects the other Communications Group products to have flat to lower sales in the third quarter of 1998.

  Vantis net sales decreased 7 percent due to a slight decline in the average selling price of both SPLD and CPLD products reflecting softer market demand. Unit volume remained relatively flat.

REVENUE COMPARISON OF SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

  Net sales of $1.1 billion in the first half of 1998 decreased 7 percent compared to the first half of 1997 due to a 20 percent decrease in combined Communications Group, Memory Group and Vantis sales offset by a 29 percent increase in CPG net sales.

  The increase in CPG net sales in the first half of 1998 as compared with the first half of 1997 was due to the significant increase in the average selling price. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 18 percent primarily due to a significant decline in the average selling price of Flash memory devices partially offset by an increase in unit volume of Flash memory devices. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased 23 percent primarily due to a significant decrease in unit volume in network products. The Company's offerings of network products, which comprise almost two-thirds of the decline in Communications Group net sales, have not kept pace with the market shift towards higher performance products. Sales of network products are likely to continue to decline until the Company introduces new competitive products in volume, which the Company anticipates will occur no earlier than the fourth quarter of 1998. In addition, these Communications Group products were particularly impacted by the general economic downturn in Asia in the first half of the year. The Company expects the other Communications Group products to have flat to lower sales in the third quarter of 1998.

  Vantis net sales decreased 14 percent due to a decline in the average selling price of SPLD products reflecting an increase in competition in the PLD market over the last year. The decrease in prices was coupled with a slight decrease in unit volume for CPLD products.

COMPARISON OF EXPENSES, GROSS MARGIN PERCENTAGE AND INTEREST INCOME AND OTHER,
NET

  The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                       Quarters Ended                        Six Months Ended
                                       ---------------------------------------------   -----------------------------
(Millions except for gross             June 28, 1998   March 29, 1998  June 29, 1997   June 28, 1998   June 29, 1997
margin percentage)                     -------------   --------------  -------------   -------------   -------------
Cost of sales                               $390            $424            $372              $814            $721
Gross margin percentage                       26%             22%             37%               24%             37%
Research and development                    $139            $128            $110              $267            $215
Marketing, general and administrative        101              88             103               189             198
Litigation settlement                          -              12               -                12               -
Interest income and other, net                 8               6              10                14              23
Interest expense                              18              12              10                30              19

  The Company operates in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly due to the state-of-the-art fabs required for microprocessors. For this reason gross margin is significantly affected by short-term unit volume fluctuations. Gross margin percentage growth is dependent on increased volume shipments of microprocessor and other products as fixed costs continue to increase due to the implementation of new process technologies.

  The increase in gross margin percentage in the second quarter of 1998 as compared to the immediately previous quarter was due to an increase in microprocessor sales partially offset by a decrease in non-microprocessor product revenue. During the second quarter of 1998, the microprocessor manufacturing process was more efficient compared to the previous quarter as the Company successfully completed its transition from the 0.35-micron to the 0.25-micron process technology in Fab 25 resulting in smaller die sizes and faster clock speeds. In addition, Fab 25 experienced higher production yields in the second quarter as compared to the first quarter. These effects were offset by 0.35-micron process fabricated products which were sold in the current quarter at discounted prices due to a shift in market demand to higher performing products.

  Gross margin percentage decreased in the second quarter and first half of 1998
compared to the second quarter and first half of 1997, respectively.   The
Company has throughout this period continued to invest in the facilitization of Fab 25 and, during the first half of 1998, in the transition from 0.35-micron to 0.25-micron process technology in Fab 25. These investments have led to significant increases in the Company's fixed costs associated with its microprocessor products. The decline in gross margin percentage was caused by increases in fixed costs in Fab 25, increased back-end assembly costs in support of AMD-K6 microprocessor production and a decline in non-microprocessor product revenue. The Company intends to continue to invest in 0.25-micron process technology capacity that will increase its fixed costs. Accordingly, absent significant increases in revenue, particularly with respect to microprocessors, the Company will continue to experience pressure on its gross margin percentage.

  Research and development expenses increased in all period comparisons due to the increase in spending in Dresden Fab 30 combined with a higher proportion of research and development activities in the Submicron Development Center in Sunnyvale, California, primarily to support CPG and the Memory Group.

  Marketing, general and administrative expenses increased in the second quarter of 1998 compared to the first quarter of 1998 due to increased spending on advertising and marketing expenses associated with the AMD-K6 family of microprocessors. Marketing, general and administrative expenses in the second quarter and first half of 1998 compared to the second quarter and first half of 1997, respectively, were relatively flat. The Company expects advertising and promotional expenses associated with the AMD-K6 family of microprocessors to increase during the remainder of 1998 as the Company seeks to expand its share of the microprocessor market through new product introductions and focused marketing efforts.

  The litigation settlement of $11.5 million in the first quarter of 1998 represents the estimated costs associated with an agreement in principle to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors, announced by the Company on April 23, 1998. The settlement is accrued as of June 28, 1998.

  Interest income and other, net decreased in the second quarter and first half of 1998 as compared to the second quarter and first half of 1997, respectively, primarily due to a pre-tax gain on the sale of equity securities of $5 million in the first half of 1997 and lower average cash balances. Interest income and other, net increased in the second quarter of 1998 compared to the previous quarter due to higher average cash balances. Interest expense increased in all period comparisons due to higher average debt balances, including the convertible debt financing for $517.5 million completed in May 1998, and lower capitalized interest related to the ongoing facilitization of Fab 25 and construction of Dresden Fab 30.

INCOME TAX

  The Company's effective tax benefit rate was approximately 40 percent for the second quarter and first half of 1998 compared to a tax provision rate of 29 percent for the similar periods of 1997. The tax benefit rate in 1998 is greater than the federal statutory rate due to fixed foreign tax benefits that increase the benefit rate in a loss year. The increase in the effective tax rate in 1998 as compared to 1997 reflects the greater impact of these fixed benefits on the decrease in profitability in 1998 compared to 1997. Realization of the Company's net deferred tax assets ($163 million at June 28, 1998) is dependent on future taxable income. While the Company believes that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Risk Factors, may impact the ultimate realization of such assets.

OTHER ITEMS

  International sales were 48 percent of net sales in the second quarter of 1998 as compared to 54 percent for the same period in 1997 and 55 percent for the immediately prior quarter. For the first half of 1998, international sales decreased to 52 percent of net sales from 55 percent for the same period in 1997. In the first half of 1998, approximately 9 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries that have highly inflationary economies. (A highly inflationary economy is defined in accordance with the Statement of Financial Accounting Standards No. 52 as one in which the cumulative inflation over a three-year consecutive period approximates 100 percent or more.) The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material. The Company has recently experienced lower demand in Asia, particularly in its telecommunication products. The Company anticipates that the current economic setback in Asia will continue to adversely affect the Company's results of operations at least through the third quarter of 1998, and further deterioration of the economic condition in the Asia market could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and short-term investments increased $225 million during the first half of 1998 to $692 million at June 28, 1998. The increase was primarily due to net convertible debt proceeds of $505 million, grants for Dresden capital expenditures from the German government of $91 million, working capital line of credit borrowings for Dresden activities from Dresdner Bank AG of $49 million and net cash provided by operations of $76 million offset by capital expenditures of $495 million during the period.

  Cash provided by operating activities was $76 million and $178 million for the first half of 1998 and 1997, respectively. The decrease in net operating cash flows was primarily due to decreased earnings of $150 million offset by an increase in depreciation and amortization of $42 million.

  Investing activities consumed cash of $794 million and $459 million during the first half of 1998 and 1997, respectively. The increase in investing activities was partially due to the increase in capital expenditures of $184 million in the first half of 1998 as the Company continued to invest in property, plant and equipment primarily for Dresden Fab 30 and Fab 25. An increase in net purchases of available-for-sale securities contributed to the remaining increase in investing activities.

  The Company's financing activities provided cash of $638 million and $275 million during the first half of 1998 and 1997, respectively. The increase in financing activities was due to the increase in financing sources. Financing sources of cash for the first half of 1998 included net convertible debt borrowings of $505 million, capital investment grants from the German government of $91 million as part of the Dresden Loan Agreement, as defined below, and borrowings from Dresdner Bank AG in the amount of DM90 million ($49 million), also as part of the Dresden Loan Agreement. Financing sources of cash for the first half of 1997 included borrowings from a $250 million four-year secured term loan.

  The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the conversion of

Fab 25 to 0.25-micron process technology and the construction and facilitization of Dresden Fab 30.

  The continued facilitization of Fab 25 is anticipated to cost approximately $351 million for the remainder of 1998, although there can be no assurance that the actual amount will not vary materially.

  Dresden Fab 30 is being constructed by AMD Saxony, an indirect wholly owned German subsidiary of the Company. This 900,000-square-foot submicron integrated circuit manufacturing and design facility is to be completed and fully facilitized over the next four years. The project is being supported by the Company together with the Federal Republic of Germany, the State of Saxony and a consortium of banks. The present estimated construction cost of Dresden Fab 30 is approximately $1.9 billion. In March 1997, AMD Saxony entered into a Loan Agreement (the Dresden Loan Agreement), denominated in deutsche marks, with a consortium of banks led by Dresdner Bank AG under which loan facilities totaling $932 million will be made available for the Dresden Fab 30 project. In connection with the Dresden Loan Agreement, as amended, the Company has agreed to invest in AMD Saxony over the next two years equity and subordinated loans in an amount totaling approximately $270 million ($100 million in 1998 and $170 million in 1999), and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement up to a maximum of approximately $123 million until Dresden Fab 30 has been completed. AMD is required to fund $70 million of the $170 million due in 1999 on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999. Because the Company's obligations under the Dresden Loan Agreement are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates.

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

  The Federal Republic of Germany and the State of Saxony have agreed to support the Dresden Fab 30 project in the form of (i) guarantees of 65 percent of bank debt to be incurred by AMD Saxony up to a maximum of $932 million, (ii) investment grants and subsidies totaling $283 million and (iii) interest subsidies from the State of Saxony totaling $169 million, all of which are denominated in deutsche marks in the applicable agreements. In the event the grants or subsidies are delayed, the Company is obligated, as requested by AMD Saxony, to provide interim funding, such interim funding will be repaid to the Company as the grants and subsidies are received by AMD Saxony. As of June 28, 1998, the Company has invested $170 million in AMD Saxony. The remaining $161 million required to complete Dresden Fab 30 is to be provided from cash generated by AMD Saxony from 1999 to 2001, which will be derived from sales of wafers to the Company. The Company has in place foreign currency hedging transactions for Dresden Fab 30 and anticipates entering into additional such foreign currency hedging transactions in the future.

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

  The FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility, including equipment, is expected to cost approximately $1.1 billion, which is anticipated in the second quarter of 2000. Approximately $383 million of such cost has been funded as of June 28, 1998. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL during the remainder of 1998, the Company presently anticipates that such capital expenditures will continue to be funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At June 28, 1998, AMD had loan guarantees of $77 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provides for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at June 28, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998. As of June 28, 1998, the Company also had available unsecured uncommitted bank lines of credit in the amount of $66 million, of which $5 million was outstanding.

  In February and June 1998, certain of the covenants under the Credit Agreement, including those related to the modified quick ratio, minimum tangible net worth and fixed charge coverage ratio, were amended at the request of the Company. The Company sought to amend the covenants because otherwise it risked violating certain of the covenants unless it scaled back on its business and capital investment plan. As of June 28, 1998, the Company is in compliance with all covenants under the Credit Agreement.

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

  The Company believes that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments through at least the second quarter of 1999.

RISK FACTORS

  The Company's business, results of operations and financial condition are subject to a number of risk factors, including the following:

  Asian and Other Domestic and International Economic Conditions

  The current economic crisis in Asia has led to weak demand for the Company's products in certain Asian economies - notably Korea and Japan. The Company anticipates that the Asian economic crisis may continue to affect adversely the Company's results of operations, and the further decline of the economic condition in Asia could in the future affect demand for microprocessors and other integrated circuits, which would have a material adverse effect on the Company's sales and operating results. The Company's business is also subject to general economic conditions in other international areas and in the United States. A significant decline in economic conditions in any significant geographic area could in the future have a material adverse effect on the Company.

  Microprocessor Products

  Fluctuations in PC Market. Since most of the Company's microprocessor products are used in personal computers and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company has recently and could in the future be materially and adversely affected by industry-wide fluctuations in the PC marketplace. For example, economic conditions in Asia could continue to lead to reduced worldwide demand for PCs and the Company's microprocessors.

  Investment in and Dependence on K86 /TM/ AMD Microprocessor Products. The Company's microprocessor business has in the past, and will in 1998, continue to significantly impact the Company's revenues, margins and operating results. The Company plans to continue to make significant capital expenditures to support the microprocessor business both in the near and long term, which will be a substantial drain on the Company's cash flow and cash balances.

  The Company's ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 and AMD-K6-2 microprocessors (collectively the AMD-K6 family of microprocessors or the AMD-K6 microprocessors) in the remainder of 1998 and through 1999 and future generations of K86 microprocessors in 1999 and beyond. The microprocessor market is characterized by very short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel Corporation in this market, the Company must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. This will require the Company to achieve acceptable yields while producing microprocessors at higher speeds. The Company in the past experienced significant difficulty in achieving its microprocessor yield and volume plans on 0.35-micron process technology, which in turn has adversely affected the Company's results of operations and liquidity. Any future failure to offer higher performance microprocessors in significant volume on a timely basis could have a material adverse effect on the Company. There can be no assurance that the Company will achieve the production ramp necessary to meet customer needs for higher performance AMD-K6 microprocessors in the volumes customers require, or that the Company will increase revenues sufficient to achieve profitability in the microprocessor business.

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

  The Company's production and sales plans for the AMD-K6 family of microprocessors are subject to other risks and uncertainties, including: whether the Company can continue to successfully fabricate higher performance AMD-K6 microprocessors in planned volume mixes; the effects of Intel new product introductions, marketing strategies and pricing; the continued development of worldwide market acceptance for the AMD-K6 family of microprocessors and systems based on it; whether the Company will have the financial and other resources necessary to continue to invest in the microprocessor business, including leading-edge wafer fabrication equipment and advanced process technologies; the possibility that products newly introduced by the Company may be found to be defective; continued adverse market conditions in the personal computer market and consequent diminished demand for the Company's microprocessors; and unexpected interruptions in the Company's manufacturing operations.

  In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessors at least 25 percent below the published price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and have impacted the Company's margins. A failure to achieve the product performance improvements necessary to meet customer needs, continue to achieve market acceptance of the Company's AMD-K6 microprocessors and increase market share, or to increase AMD-K6 microprocessors revenues substantially would have a material adverse effect on the Company.

  AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor. The success of the AMD-K7TM and future generation microprocessors depends greatly on the Company achieving success and increasing market share with the AMD-K6 family of microprocessors. See also discussions below regarding Intel Dominance and Process Technology.

  Intel Dominance. Intel has long held a dominant position in the market for microprocessors used in personal computers. Intel Corporation's dominant market position enables it to set and control x86 microprocessor and PC system standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength and dominant position enable it to vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors. Intel Corporation's strength also enables it to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, many other technology companies. The Company expects Intel to continue to invest heavily in research and development, new manufacturing facilities, other technology companies and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers, industry suppliers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants, may have a material adverse effect on the Company.

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

  Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium and AMD-K6 microprocessors. Thus, Intel is decreasing its support of the Socket 7 infrastructure as it transitions away from its Pentium processors. Because the AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II and Celeron processors, the Company intends to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessors, including support for enhancements and features the Company plans to add to its microprocessors. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 microprocessors will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with the Pentium II and Celeron processors, because the Company's patent cross-license agreement with Intel does not extend to AMD microprocessors that are bus interface protocol compatible with Intel Corporation's sixth and subsequent generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend, not only upon its success in designing and developing the microprocessors, but also in ensuring either that the microprocessors can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support the Company's x86 microprocessor offerings could have a material adverse effect on the Company.


Financing Requirements

  The Company plans to continue to make significant capital investments, at a significantly higher rate than in previous years. These investments include those relating to the continued facilitization of Fab 25 and the construction and facilitization of Dresden Fab 30.

  Equipment installation is in progress at FASL II and the facility, including equipment, is expected to cost approximately $1.1 billion, which is anticipated in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provided for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at June 28, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998.

  In March 1997, the Company's indirect wholly owned subsidiary, AMD Saxony, entered into a Loan Agreement (the Dresden Loan Agreement) with a consortium of banks led by Dresdner Bank AG. Under the terms of the Dresden Loan Agreement, the Company is required to make subordinated loans to, or equity investments in, AMD Saxony, totaling $100 million in 1998 and $170 million in 1999. AMD is required to fund $70 million of the 1999 amount on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the Senior Secured Notes) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture for the Senior Secured Notes by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999.

  In the event the Company is unable to meet its obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreement, AMD Saxony will be unable to complete Dresden Fab 30 and the Company will be in default under the Dresden Loan Agreement, the Credit Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on the Company. There can be no assurance that the Company will be able to obtain the funds necessary to fulfill this obligation and any such failure would have a material adverse effect on the Company.

  Dependence on Microsoft and Logo License. The Company's ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. There can be no assurance that Microsoft will provide support in its operating systems for x86 instructions innovated by the Company and designed into its processors but not used by Intel in its processors. This uncertainty may cause independent software providers to forego designing their software applications to take advantage of AMD innovations, which would adversely affect the Company's ability to market its processors. In addition, AMD has entered into logo license agreements with Microsoft that allow the Company to label its products as "Designed for Microsoft Windows". The Company has also obtained appropriate certifications from recognized testing organizations for its K86 microprocessors. A failure to maintain the logo license agreements with Microsoft would prevent the Company from labeling its K86 microprocessors with the Microsoft Windows logo. This could impair the Company's ability to market the products and could have a material adverse effect on the Company.

  Future Dependence on Planned AMD-K7 Microprocessor. The Company's ability to increase microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, including the substantial investment the Company is making in Fab 30 in

Dresden, Germany, depends upon its success in developing and marketing in a timely manner in 1999 its seventh-generation microprocessor, the AMD-K7. The Company currently plans to begin volume production of the AMD-K7 in the first half of 1999. No assurance can be made that such production will begin on the current planned schedule. The Company's production and sales plans for the AMD-K7 are subject to numerous risks and uncertainties, including: the successful development and installation of 0.18-micron process technology and copper interconnect technology; the pace at which the Company is able to ramp production in Fab 25 and Dresden Fab 30 on 0.18-micron process technology; the use and market acceptance of a non-Intel processor bus (adapted by the Company from Digital Equipment Corporation's EV6 pin bus) in the design of the AMD-K7, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by the Company; the availability to the Company's customers of cost and performance competitive Static Random Access Memories (SRAMs) (including TAG chips) if Intel corners the market for SRAM production capacity through its relationship with SRAM manufacturers; the Company's ability to design and manufacture process modules internally or through subcontractors; and the availability and acceptance of motherboards designed for the AMD-K7 as Intel moves the market to its Slot 1 proprietary interface. A failure of the AMD-K7 microprocessor to be timely introduced or achieve market acceptance, would have a material adverse effect on the Company.

  Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586 /TM/ and Nx686 /TM/, to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 family of microprocessors are AMD products and not NexGen products because, among other things, the technology acquired in the NexGen merger was significantly modified using the Company's design, verification and manufacturing technologies. No NexGen licensee or other party has asserted any rights with respect to the AMD-K6 family of microprocessors; however, there can be no assurance that another company will not seek to establish rights with respect to the microprocessors. If another company were deemed to have rights to produce any of the Company's AMD-K6 family of microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.


 Flash Memory Products

  Importance of Flash Memory Device Business; Increasing Competition. The market for Flash memory devices continues to experience increased competition as additional manufacturers introduce competitive products and industry-wide production capacity increases, and as Intel prices its flash memory products at increasingly aggressive levels. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A substantial portion of the Company's revenues is derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. From 1996 through the second quarter of 1998, the Company experienced declines in the selling prices of Flash memory devices. During the second quarter of 1998, the Company also experienced declines in unit volumes of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as more competitors emerge.

Continued decline in the Company's Flash memory device business or continued declines in the gross margin percentage in this business could have a material adverse effect on the Company.


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

  In contrast to the above, there also have been situations in the past in which the Company's manufacturing facilities were inadequate to enable the Company to meet demand for certain of its products. Any inability of AMD to generate sufficient manufacturing capacities to meet demand, either in its own facilities or through foundry or similar arrangements with others, could have a material adverse effect on the Company. At this time, the greater risk is that the Company will have surplus capacity.

  Process Technology. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be recoverable if the Company fails to successfully ramp production in Fab 25 of higher performance products produced on 0.25-micron process technology, if the Company's microprocessors fail to continue to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. For example, the Company's ability to generate sufficient revenue to achieve profitability in the microprocessor business in the near future and the Company's success in competing with Intel, and producing higher performance AMD-K6 microprocessors in volumes sufficient to increase market share depends on, among other things, the Company's ability to expand capacity on 0.25-micron process technology. There can be no assurance that the Company will be able to fabricate product in sufficient volume to generate revenue necessary to offset investments in Fab 25 and meet the anticipated needs and demands of its customers. Likewise, the Company is making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture the AMD-K7 microprocessor in Dresden Fab 30 beginning in late 1999. The Company has announced its intent to enter into a strategic alliance with Motorola's Semiconductor Products Sector to co-develop the copper interconnect technology required for the AMD-K7. There can be no assurance that the strategic alliance will be successful or that Company will be able to develop or obtain the leading-edge process technologies that will be required in Dresden Fab 30 to fabricate the AMD-K7 microprocessor successfully.

  Manufacturing Interruptions and Yields. Any substantial interruption of the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. For example, the Company's results in the past have been negatively affected by disappointing AMD-K6 microprocessor yields. The Company may in the future be materially adversely affected by fluctuations in manufacturing yields. The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include errors and interruptions in the fabrication process, equipment performance, process controls as well as other risks, all of which can affect yields.

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

  Essential Manufacturing Materials. Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, several types of the integrated circuit packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry, are principally supplied by a few foreign companies. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect on the Company

  International Manufacturing and Foundries. Nearly all product assembly and final testing of the Company's products are performed at the Company's manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. AMD has a 50-year land lease in Suzhou, China, to be used for the construction and operation of an additional assembly and test facility. The Company also depends on foreign foundry suppliers and joint ventures for the manufacture of a portion of its finished silicon wafers. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if AMD were unable to assemble and test its products abroad, or if air transportation between the United States and the Company's overseas facilities were disrupted, there could be a material adverse effect on the Company.

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

  Vantis has initiated efforts to manage and control the development and maintenance of software fitters for Vantis' products internally. Undertaking significant software development projects is a new effort for Vantis and is subject to many risks, including risks of delays, errors and "bugs," and customer resistance to change. If Vantis' internally-developed software is not available as scheduled or fails to gain market acceptance, Vantis would need to contract on acceptable terms with vendors having the available capacity and technology to develop and maintain such software. No assurance can be given that Vantis' efforts to internally develop and maintain the software needed to sell and support its products will be successful. Any inability of Vantis to successfully develop and maintain software internally in a cost-effective manner could have a material adverse effect on Vantis.

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

  Fluctuations in Operating Results. The Company's operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including the effects of competition with Intel in the microprocessor and flash memory industries, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, production capacity levels and fluctuations in manufacturing yields, availability and cost of products from the Company's suppliers, the gain or loss of significant customers, new product introductions by AMD or its competitors, changes in the mix of products produced and sold and in the mix of sales by distribution channels, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand due to vacation and holiday schedules (for example, decreased demand in Europe during the summer), the timing of significant orders and the timing and extent of product development costs. In addition, operating results have recently and may in the future be adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. The Company's customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of the Company's control. These factors are difficult to forecast, and these or other factors could materially adversely affect the Company's quarterly or annual operating results.

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

  Impact of Year 2000. The "Year 2000 Issue" is typically the result of software and firmware being written using two digits rather than four to define the applicable year. If the Company's software and firmware with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has developed a multi-step Year 2000 readiness plan for its internal systems. The plan includes development of corporate awareness, assessment of internal systems, project planning, project implementation (including remediation, upgrading and replacement), validation testing and contingency planning.

  The Company will be required to modify or replace significant portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company is in the process of replacing its order management system with a Year 2000 compliant system and has contracted with a software reengineering company specializing in services to resolve the Year 2000 problem to remediate non-compliant code in older applications and systems. The Company is also utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications. If required modifications to existing software and conversions to new software are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company is dedicating substantial resources to Year 2000 issues with respect to its wafer fabrication and wafer sort facilities worldwide to ensure continued operation of all critical wafer fabrication systems in the year 2000 and thereafter. The Company has retained an outside contractor to provide Year 2000 program management and implementation assistance in connection with problem assessment, remediation and compliance testing. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and to continue operations in its wafer fabrication and sort facilities in the year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

  The Company has initiated formal communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding the Year 2000 compliance status of their products. The Company will continue to seek information from non-responsive suppliers and plans to contact additional suppliers during the third quarter of 1998. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Year 2000 compliant. . The Company does not currently have any information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The Company is currently assessing its exposure to contingencies related to the Year 2000 Issue for the products it has sold; however, it does not expect these to have a material impact on the operations of the Company.

  The Company's divisions are continuing to evaluate the Year 2000 issues that may impact the Company and are in different phases of assessment and completion. For example, the Company's Information Technology Management division is in the implementation phase of its Year 2000 efforts and the Manufacturing division, which includes wafer fabrication and wafer sort areas other than those in Asia, is in the inventory and assessment phase. The Company anticipates completing the critical Year 2000 issues by the first half of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. The total expense of the Year 2000 project is currently estimated at approximately $35 million, which is not material to the Company's business operations or financial condition. The Company has not yet estimated all the Year 2000 costs, in particular those associated with the manufacturing plants in Asia and engineering equipment used in the Company for product development.

There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve in a timely manner any issues that may arise in these areas. The expenses of the Year 2000 project are being funded through operating cash flows.

  The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is in progress and will develop in detail and expand during the remainder of 1998. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-KA for the year ended December 28, 1997.

II.        Other Information

Item 1.    Legal Proceedings.

               The Company has been informed that a Complaint was filed on July 31, 1998 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, as plaintiff, against 26 semiconductor companies, including the Company's subsidiary Vantis Corporation. The Complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to "machine vision" and semiconductor processing technology. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

               The Company's annual meeting of stockholders was held on April 30, 1998. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

               Proposal No. 1 Election of Directors. The following individuals were elected as directors:

               NAME                                        FOR                      WITHHELD
               W.J. Sanders III                           117,309,377                3,719,591
               Friedrich Baur                             117,418,870                3,610,098
               Charles M. Blalack                         117,419,322                3,609,646
               R. Gene Brown                              117,460,506                3,568,462
               Richard Previte                            117,445,715                3,583,253
               S. Atiq Raza                               117,430,427                3,598,193
               Joe L. Roby                                117,087,337                3,941,631
               Leonard Silverman                          117,479,775                3,549,193

               Proposal No. 2 The proposal to ratify the appointment of Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved.

               For:  119,947,380     Against:    860,709   Abstain:   220,879

               Proposal No. 3 The proposal to approve the amendment to the 1996 Stock Incentive Plan was approved.

               For:   90,014,727     Against: 29,275,481   Abstain: 1,738,760

               Proposal No. 4 The stockholder proposal regarding an independent Chairperson was defeated.

               For:   23,485,398     Against: 56,428,859  Abstain:  1,315,164

               Broker Non-Votes:  39,799,547

               Proposal No. 5 The stockholder proposal regarding the Compensation Committee was defeated.

               For:  24,661,358      Against: 55,097,643  Abstain:  1,470,520

               Broker Non-Votes:  39,799,447

Item 6.  Exhibits and Report on Form 8-K

(a).     Exhibits

              10.14 Bonus Agreement between the Company and Richard Previte, effective March 11, 1997.

              27     Financial Data Schedule


(b).     Report on Form 8-K


         The following reports on Form 8-K were filed during the quarter for which this report is filed:

         1. Current Report on Form 8-K dated April 7, 1998 reporting under Item 5 - Other Events - first quarter earnings.

         2. Current Report on Form 8-K dated May 8, 1998 reporting under Item 5 - Other Events - Convertible Debt Offering.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ADVANCED MICRO DEVICES, INC.



Date:    August 11 , 1998                By:  /s/ James P. Ashby
         ----------------                     -------------------

                                              James P. Ashby
                                              Vice President and
                                              Corporate Controller

                                              Signing on behalf of the
                                              registrant and as the principal
                                              accounting officer

                                 EXHIBIT INDEX
                                 -------------
Exhibits
--------



10.14 Bonus Agreement between the Company and Richard Previte, effective March 11, 1997.

27             Financial Data Schedule.