Form 10-K405/A
period 1997-12-28
ADVANCED MICRO DEVICES INC
filed 1998-09-24
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Form 10-K/A (No. 2)
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 28, 1997

                              OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission File Number  1-7882

                          ADVANCED MICRO DEVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         94-1692300
    (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)
             ONE AMD PLACE                                         94086
         SUNNYVALE, CALIFORNIA                                  (ZIP CODE)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:


                                                 (Name of each exchange
        (Title of each class)                     on which registered)
        ---------------------                    -----------------------
    $0.01 Par Value Common Stock                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X         No________
                                              -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Aggregate market value of the voting stock
                held by nonaffiliates as of February 25, 1998.

                                 $3,092,910,944

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                1) 142,646,957 shares as of February 25, 1998.

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

  Exhibit
  Number                             Description of Exhibits
  -------                            -----------------------
    4.4         Payment, Reimbursement and Indemnity Agreement, dated as of
                  August 1, 1996, between Advanced Micro Devices, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

    4.5         Deed of Trust, Assignment, Security Agreement and Financing
                  Statement, dated as of August 1, 1996, among Advanced Micro Devices, Inc., as grantor, IBJ Schroder Bank & Trust Company, as grantee, and Shelley W Austin, as trustee, filed as Exhibit
                  4.5 to the Company's Current, Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

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

  Exhibit
  Number                         Description of Exhibits
  -------                        -----------------------
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

  Exhibit
  Number                          Description of Exhibits
  -------                         -----------------------
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

    10.24(b)    First Amendment to Credit Agreement, dated as of August 7, 1996, among Advanced Micro Devices, Inc. Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

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

  Exhibit
  Number                             Description of Exhibits
  -------                            -----------------------
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

  10.24(g)      Sixth Amendment to Credit Agreement, dated as of June 30, 1998, among Advanced Micro Devices, Inc., Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as exhibit 10.24(g) to the Company's Current Report on Form 8-K dated July 8, 1998, is hereby incorporated by reference.

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

  10.25(b)      First Amendment to Third Amended and Restated Guaranty, dated as of October 20, 1995, (amending the Third Amended and Restated Guaranty, dated as of August 21, 1995, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.29(d) to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1995, is hereby incorporated by reference.

  10.25(c)      Second Amendment to Third Amended and Restated Guaranty, dated as of January 12, 1996, (amending the Third Amended and Restated Guaranty, dated as of August 21, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

  10.25(d)      Third Amendment to Third Amended and Restated Guaranty, dated as of May 10, 1996, (amending the Third Amended and Restated Guaranty, dated as of August 21, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(n) to the Company's Quarterly Report on Form 10-Q for the period ended September 29, 1996, is hereby incorporated by reference.

  10.25(e)      Fourth Amendment to Third Amended and Restated Guaranty, dated as of June 20, 1996, (amending the Third Amended and Restated Guaranty, dated as of August 21, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(o) to the Company's Quarterly Report on Form 10-Q for the period ended September 29, 1996, is hereby incorporated by reference.

  Exhibit
  Number                            Description of Exhibits
  -------                           -----------------------

  10.25(f)    Fifth Amendment to Third Amended and Restated Guaranty, dated as of August 1, 1996, (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

  10.25(g)    Sixth Amendment to Third Amended and Restated Guaranty, dated as of February 6, 1998, (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

  10.25(h)    Seventh Amendment to Third Amended and Restated Guaranty, dated as of February 27, 1998, (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

  10.25(i)    Eighth Amendment to Third Amended and Restated Guaranty, dated as of June 30, 1998, (amending the Third Amended and Restated Guaranty, dated as of August 25, 1995, as amended, made by the Company in favor of CIBC Inc.), filed as Exhibit 10.25(i) to the Company's Current Report on Form 8-K dated July 8, 1998, is hereby incorporated by reference.

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

  10.26(f)    Fifth Amendment to Building Lease dated August 1, 1996, (amending the Building Lease dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

  Exhibit
  Number                           Description of Exhibits
  -------                          -----------------------

  10.26(g)    Sixth Amendment to Building Lease dated June 30, 1998, (amending the Building Lease dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit 10.26(g) to the Company's Current Report on Form 8-K dated July 8, 1998, is hereby incorporated by reference.

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

  10.27(f)    Fifth Amendment to Land Lease dated as of August 1, 1996,
                 (amending the Land Lease dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

  10.27(g)    Sixth Amendment to Land Lease dated as of June 30, 1998, (amending the Land Lease dated as of September 22, 1992, by and between AMD International Sales & Service, Ltd. and CIBC Inc.), filed as Exhibit 10.27(g) to the Company's Current Report on Form 8-K dated July 8, 1998, is hereby incorporated by reference.

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

 *10.28(c)    Second Amendment to the Advanced Micro Devices Executive Savings
                 Plan (as amended and restated, Effective as of August 1, 1993), filed as Exhibit 10.28(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

 **10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
                 February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxemborg S.A., filed as Exhibit 10.50(a-2) to the Company's Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

   10.50(g-1) Sponsors' Loan Agreement, dated as of March 11, 1997, among the
                 Company, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

   10.50(g-2) First Amendment to Sponsors' Loan Agreement, dated as of February
                 6, 1998, among the Company, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

   10.50(l-2) First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

 **10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between the Company and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to the Company's Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

  ****21      List of AMD subsidiaries.

  ****23      Consent of Ernst & Young LLP, Independent Auditors.

  ****23      Power of Attorney.

  ****27      Financial Data Schedule.

----------------
   * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

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

(b)  REPORTS ON FORM 8-K.

  The following reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 28, 1997:

  1. Current Report on Form 8-K dated October 7, 1997 reporting under Item 5-- Other Events--third-quarter earnings.

  2. Current Report on Form 8-K dated September 30, 1997 reporting under Item 5--Other Events--third-quarter loss expected to be larger than anticipated.

(d)  FINANCIAL STATEMENTS

Report of Ernst & Young, Independent Auditors...............................................   23

Statements of Income for the three years ended March 31, 1998...............................   14

Balance Sheets at March 31, 1998 and March 31, 1997.........................................   15

Statements of Stockholders' Equity for the three years ended March 31, 1998.................   16

Statements of Cash Flows for the three years ended March 31, 1998...........................   17

Notes to Financial Statements...............................................................   18

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------
(THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          1998          1997         1996
                                                                  (Unaudited)

Net sales                             $  483,937    $  367,103    $ 379,749
Expenses:
 Cost of sales                           294,849       219,079      149,916
 Selling, general and administrative      47,976        42,153       35,844
                                      ----------    ----------    ---------
                                         342,825       261,232      185,760
                                      ----------    ----------    ---------
Operating income                         141,112       105,871      193,989

Interest income                               24           161          198
Interest expense                            (881)         (322)           -
Other (expense) income, net               (1,967)          412         (950)
                                      ----------    ----------    ---------
Income before income taxes               138,288       106,122      193,237
Provision for income taxes                62,902        53,850       98,661
                                      ----------    ----------    ---------
Net income                            $   75,386    $   52,272    $  94,576
                                      ==========    ==========    =========

Net income per common share           $   118.53    $    82.19    $  148.70
Shares used in per share calculation     636,000       636,000      636,000

See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED

BALANCE SHEETS
MARCH 31, 1998 AND 1997
----------------------------------------------------------------------------
(Thousands except share and per share amounts)
                                                    1998           1997
ASSETS
Current assets:
Cash and cash equivalents                         $  11,453      $   4,067
Accounts receivable from affiliates                  74,837         47,115
Inventories:
  Raw materials and supplies                          4,921          4,123
  Work-in-process                                    35,693         23,573
  Finished goods                                      8,471          2,009
                                                  ---------      ---------
         Total inventories                           49,085         29,705
Other current assets                                  1,960            314
                                                  ---------      ---------
         Total current assets                       137,335         81,201
Property, plant and equipment:
  Equipment                                         764,921        543,261
  Buildings                                         117,449         72,506
  Construction in progress                            5,708         33,388
                                                  ---------      ---------
         Total property, plant and equipment        888,078        649,155
  Accumulated depreciation                         (288,342)      (164,122)
                                                  ---------      ---------
         Property, plant and equipment, net         599,736        485,033
Other assets                                          9,955          2,445
                                                  ---------      ---------
TOTAL                                             $ 747,026      $ 568,679
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Loan payable to affiliates                       $  93,868      $  52,447
 Accounts payable                                   105,473         40,118
 Payables to affiliates                              33,331         20,124
 Accrued liabilities                                  8,047          4,112
 Income taxes payable                                31,908         30,161
                                                  ---------      ---------
         Total current liabilities                  272,627        146,962
Deferred income taxes                                62,097         57,344
Other accrued liabilities                               772            468
Commitments                                               -              -
Stockholders' equity:
 Common stock, par value $500; 636,000 shares
  issued and outstanding in 1998 and 1997           318,790        318,790
 Retained earnings                                  203,931        128,545
 Cumulative translation adjustments                (111,191)       (83,430)
                                                  ---------      ---------
         Total stockholders' equity                 411,530        363,905
                                                  ---------      ---------
TOTAL                                             $ 747,026      $ 568,679
                                                  =========      =========

See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------
(Thousands except share amounts)

                                  Common Stock
                            -----------------------
                              Number                                   Cumulative           Total
                                of                      Retained       Translation       Stockholders'
                              Shares       Amount       Earnings       Adjustments          Equity
                            ----------   ----------   ------------   ---------------   ----------------
March 31, 1995 (Unaudited)     636,000   $  318,790   $    (18,303)  $        36,181   $        336,668

Net income                           -            -         94,576                 -             94,576
Net change in cumulative
  translation adjustments            -            -              -           (62,842)           (62,842)
                            ----------   ----------   ------------   ---------------   ----------------
March 31, 1996 (Unaudited)     636,000      318,790         76,273           (26,661)           368,402

Net income                           -            -         52,272                 -             52,272
Net change in cumulative
  translation adjustments            -            -              -           (56,769)           (56,769)
                            ----------   ----------   ------------   ---------------   ----------------
March 31, 1997                 636,000      318,790        128,545           (83,430)           363,905

Net income                           -            -         75,386                 -             75,386
Net change in cumulative
  translation adjustments            -            -              -           (27,761)           (27,761)
                            ----------   ----------   ------------   ---------------   ----------------
March 31, 1998                 636,000   $  318,790   $    203,931   $      (111,191)  $        411,530
                            ==========   ==========   ============   ===============   ================


See accompanying notes

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED MARCH 31, 1998
---------------------------------------------------------------------------------------------------
(Thousands)
                                                              1998           1997           1996
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                               $ 75,386        $ 52,272       $ 94,576
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                            146,637         117,287         63,604
   Net loss on disposal of property, plant and equipment        433               -              -
   Changes in operating assets and liabilities:
    Net (increase) decrease in receivables, inventories,
      prepaid expenses and other assets                     (65,570)         32,268       (106,720)
    Net increase in deferred income tax liabilities          11,719          12,668         69,674
    Increase in income taxes payable                          3,893          12,813         20,188
    Net increase (decrease) in payables
      and accrued liabilities                                90,721        (152,059)       234,715
                                                           --------        --------       --------
Net cash provided by operating activities                   263,219          75,249        376,037
                                                           --------        --------       --------
Cash flows from investing activities:
  Purchase of property                                     (303,834)       (233,817)      (283,914)
  Proceeds from sale of property, plant and equipment           702               -              -
                                                           --------        --------       --------
Net cash used for investing activities                     (303,132)       (233,817)      (283,914)
                                                           --------        --------       --------
Cash flows from financing activities:
  Proceeds from borrowings                                  242,368          92,791              -
  Payments on debt                                         (194,221)        (44,758)             -
                                                           --------        --------       --------
Net cash provided by financing activities                    48,147          48,033              -
                                                           --------        --------       --------
Net increase (decrease) in cash                               8,234        (110,535)        92,123
Net effect of exchange rate changes on cash                    (848)         (4,919)        10,844
Cash at beginning of year                                     4,067         119,521         16,554
                                                           --------        --------       --------
Cash at end of year                                        $ 11,453        $  4,067       $119,521
                                                           ========        ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                               $    881        $    322       $      -
                                                           ========        ========       ========
    Income taxes                                           $ 47,225        $ 27,034       $      -
                                                           ========        ========       ========


See accompanying notes


FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
         (Information for the year ended March 31, 1996 is unaudited)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES. The accounting records of the Company are maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments that have not been recorded in the legal books of account of the Company but are necessary to conform to generally accepted accounting principles in the United States of America (U.S.
GAAP). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision of deferred income taxes, and adjustments stemming from the translation of the Company's financial statements into the U.S. dollar for reporting purposes.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company is the Japanese yen. Financial statements are translated into the U.S. dollar using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for income statement items. Translation adjustments are recorded as a separate component of stockholders' equity in the U.S. dollar financial statements.

INVENTORIES. Inventories are stated at standard cost adjusted to approximate the lower of cost (average method) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation for U.S. GAAP purposes is provided principally on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment 3 to 5 years; buildings up to 26 years.

NET INCOME PER COMMON SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share." SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related Interpretations and is effective for the periods ending after December 15, 1997. Net income per share has been computed using the weighted-average common shares outstanding. The Company has no potentially dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
         (Information for the year ended March 31, 1996 is unaudited)

Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will require additional disclosure but will have no impact on the Company's financial position, results of operations or cash flows.

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

3.   RELATED PARTY TRANSACTIONS

The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest, and Fujitsu having the remaining interest. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company's accounts receivable and sales as of and for the years ended March 31, 1998, 1997 and 1996 were with these related parties. In 1998, 1997 and 1996, FASL made purchases from AMD and Fujitsu totaling $12 million, $14 million and $14 million, respectively. At March 31, 1998 and 1997, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries $125 million and $73 million, respectively, which consisted of loan, trade and royalty payables.

The Company has an agreement with Fujitsu Capital Limited (FCAP), a wholly owned subsidiary of Fujitsu, to provide financing to FASL at lower interest rates than banks. Had the Company obtained financing from a lender other than FCAP, the additional interest expense would have been immaterial. FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility including equipment, the completion of which is anticipated in the second quarter of 2000, is expected to cost approximately $1.1 billion. Approximately $260 million of such cost has been funded as of March 31, 1998. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, AMD and Fujitsu may be required to contribute cash or guarantee third-party loans in proportion to their respective interests in FASL. At March 31, 1998, AMD and Fujitsu had loan guarantees outstanding totaling $94 million with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

The Company has a severance benefit package for employees formerly employed by Fujitsu. FASL accrues the Company's share of severance benefits at year-end in an amount to be settled with Fujitsu if the eligible employee terminates their service with FASL and returns to Fujitsu or another Fujitsu group company.

FUJITSU AMD SEIMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
         (Information for the year ended March 31, 1996 is unaudited)

4. OTHER RISKS

PRODUCTS. At present the only type of product produced by the Company is a Flash memory device. The Company expects that its ability to maintain or expand its current levels of revenues in the future will depend upon, among other things, its dependence on AMD and Fujitsu in developing and marketing in a timely manner its future generations of Flash memory devices.

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

5. INCOME TAXES

Provision for income taxes consists of:

--------------------------------------------------------------------------------------
(Thousands)                                 1998              1997             1996
                                          --------------------------------------------

Current:

    Foreign National                       $33,935          $27,415           $14,868
    Foreign Local                           17,248           13,841             7,632
Deferred:
     Foreign National and Local             11,719           12,594            76,161
                                           -------          -------           -------
Provision for income taxes                 $62,902          $53,850           $98,661
                                           =======          =======           =======

Under SFAS No. 109, deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

FUJITSU AMD SEIMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
         (Information for the year ended March 31, 1996 is unaudited)

---------------------------------------------------------------------------------------------
(Thousands)                                                         1998             1997
                                                                  -------          -------
Deferred tax assets:
   Inventory reserves                                           $  2,672             $  2,606
   Sales reserves                                                      -                   84
   Accrued expenses not currently deductible                       5,995                3,365
                                                                --------             --------
       Total deferred tax assets                                   8,667                6,055
                                                                --------             --------
Deferred tax liabilities:
   Depreciation                                                  (63,967)             (62,985)
   Sales reserves                                                 (9,553)                   -
   Other                                                               -                 (414)
                                                                --------             --------
       Total deferred tax liabilities                            (73,520)             (63,399)
                                                                --------             --------
Net deferred tax liabilities                                    $(64,853)            $(57,344)
                                                                ========             ========
---------------------------------------------------------------------------------------------


The following is a reconciliation between statutory Japanese income taxes and the total provision for income taxes:


------------------------------------------------------------------------------------------------------------------------
                                               1998                       1997                          1996
                                      ----------------------   --------------------------     --------------------------
(Thousands except percent)               Tax           Rate         Tax          Rate           Tax          Rate
                                      ----------------------   --------------------------     --------------------------

Statutory income tax provision            $69,700      50.4 %    $53,492         50.4 %      $97,387        50.4 %
Permanent book/tax differences                 49       0.0          (36)        (0.0)            84         0.1
Inhabitant tax per capita                      33       0.0           36          0.0             42         0.0
Effect of tax rate change                  (5,533)     (4.0)           0          0.0              0         0.0
Other                                      (1,347)     (0.9)         358          0.3          1,148         0.6
                                          --------   ------      -------       ------        -------        ----
                                          $62,902      45.5 %    $53,850         50.7 %      $98,661        51.1 %
                                          =======     =====      =======       ======        =======        ====
------------------------------------------------------------------------------------------------------------------------

6. COMMITMENTS

At March 31, 1998, the Company had commitments of approximately $75 million for the purchase and installation of equipment in FASL facilities.

The Company leases the land from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. For each of the next five years and beyond, lease obligations are:

FUJITSU AMD SEIMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
         (Information for the year ended March 31, 1996 is unaudited)


-----------------------------------------------------------------
    (Thousands)                                 Leases
                                            --------------

    1999                                        $  363
    2000                                           363
    2001                                           363
    2002                                           363
    2003                                           363
    Beyond 2003                                  7,352
                                                ------
    Total                                       $9,167
                                                ======
-----------------------------------------------------------------

Rent expense was $1,151, $573 and $661 in 1998, 1997 and 1996, respectively.

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

                            [LOGO OF ERNST & YOUNG]

                         Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have also reported separately on the financial statements of Fujitsu AMD Semiconductor Limited for the same years prepared in accordance with accounting principles generally accepted in Japan.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                         /s/  Ernst & Young

Tokyo, Japan
September 18, 1998

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED MICRO DEVICES, INC.
                                   Registrant
September 23, 1998
                                   By:  /s/  Richard Previte
                                      -----------------------------
                                              Richard Previte
                                            Director, President,
                                           Chief Operating Officer,
                                        Chief Administrative Officer
                                               and Treasurer