Form 10-Q
period 1998-09-27
ADVANCED MICRO DEVICES INC
filed 1998-11-12
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 27, 1998
                                    ---------------------

                              OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number      1-7882
                      ------------------

                    ADVANCED MICRO DEVICES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      94-1692300
---------------------------------          -----------------------------------
State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization

One AMD Place
P. O. Box 3453
Sunnyvale, California                                   94088-3453
----------------------------------                    ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of October 30, 1998: 144,774,784
          -----------

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.
Financial Information
---------------------
                                                                      Page No.
                                                                      --------

          Item 1.   Financial Statements

                    Condensed Consolidated Statements of
                      Operations--Quarters and Nine Months Ended
                      September 27, 1998 and September 28, 1997          3

                    Condensed Consolidated Balance Sheets--
                      September 27, 1998 and December 28, 1997           4

                    Condensed Consolidated Statements of Cash
                      Flows--Nine Months Ended September 27, 1998
                      and September 28, 1997                             5

                    Notes to Condensed Consolidated Financial
                      Statements                                         6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               11

          Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                       35

Part II.  Other Information
          -----------------

          Item 1.   Legal Proceedings                                   35

          Item 6.   Exhibits and Reports on Form 8-K                    36

          Signature                                                     37
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
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                    Quarter Ended                  Nine Months Ended
                                                              -------------------------       ---------------------------
                                                              Sept. 27,       Sept. 28,        Sept. 27,       Sept. 28,
                                                                 1998            1997             1998           1997
                                                              ---------       ---------       -----------     -----------
Net sales                                                     $ 685,927       $ 596,644       $ 1,753,321     $ 1,743,204

Expenses:
     Cost of sales                                              422,985         428,240         1,236,716       1,149,582
     Research and development                                   143,665         125,917           410,943         340,846
     Marketing, general and administrative                      109,768         100,915           299,180         298,417
                                                              ---------       ---------       -----------     -----------
                                                                676,418         655,072         1,946,839       1,788,845
                                                              ---------       ---------       -----------     -----------

Operating income (loss)                                           9,509         (58,428)         (193,518)        (45,641)

Litigation settlement                                                 -               -           (11,500)              -
Interest income and other, net                                   10,071           5,532            24,170          28,572
Interest expense                                                (21,182)        (14,151)          (51,317)        (33,519)
                                                              ---------       ---------       -----------     -----------

Loss before income taxes and equity in joint venture             (1,602)        (67,047)         (232,165)        (50,588)
Benefit for income taxes                                           (635)        (30,072)          (91,742)        (25,294)
                                                              ---------       ---------       -----------     -----------

Loss before equity in joint venture                                (967)        (36,975)         (140,423)        (25,294)
Equity in net income of joint venture                             1,973           5,300            14,142          16,538
                                                              ---------       ---------       -----------     -----------

Net income (loss)                                             $   1,006       $ (31,675)      $  (126,281)    $    (8,756)
                                                              =========       =========       ===========     ===========

Net income (loss) per common share:
     Basic                                                    $     .01       $   (0.22)      $     (0.88)    $     (0.06)
                                                              =========       =========       ===========     ===========
     Diluted                                                  $     .01       $   (0.22)      $     (0.88)    $     (0.06)
                                                              =========       =========       ===========     ===========
Shares used in per share calculation:
     Basic                                                      143,915         141,055           143,249         139,975
                                                              =========       =========       ===========     ===========
     Diluted                                                    146,642         141,055           143,249         139,975
                                                              =========       =========       ===========     ===========

See accompanying notes

                          ADVANCED MICRO DEVICES, INC
                          ---------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                    --------------------------------------
                                  (Thousands)


                                                                           September 27,       December 28,
                                                                               1998               1997
                                                                           -------------       ------------
Assets
------
 Current assets:
    Cash and cash equivalents                                               $   135,693        $   240,658
    Short-term investments                                                      444,817            226,374
                                                                            -----------        -----------
        Total cash, cash equivalents and short-term investments                 580,510            467,032
    Accounts receivable, net                                                    372,393            329,111
    Inventories:
        Raw materials                                                            15,620             33,375
        Work-in-process                                                         128,639             96,712
        Finished goods                                                           27,972             38,430
                                                                            -----------        -----------
            Total inventories                                                   172,231            168,517

    Deferred income taxes                                                       168,554            160,583
    Prepaid expenses and other current assets                                    71,915             50,024
                                                                            -----------        -----------
        Total current assets                                                  1,365,603          1,175,267
Property, plant and equipment, at cost                                        4,449,093          3,799,051
Accumulated depreciation and amortization                                    (2,073,988)        (1,808,362)
                                                                            -----------        -----------
        Property, plant and equipment, net                                    2,375,105          1,990,689
Investment in joint venture                                                     206,792            204,031
Other assets                                                                    168,618            145,284
                                                                            -----------        -----------
                                                                            $ 4,116,118        $ 3,515,271
                                                                            ===========        ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Notes payable to banks                                                  $     5,167        $     6,601
    Accounts payable                                                            312,543            359,536
    Accrued compensation and benefits                                            83,763             63,429
    Accrued liabilities                                                         161,984            134,656
    Income tax payable                                                           20,386             12,676
    Deferred income on shipments to distributors                                 86,790             83,508
    Current portion of long-term debt and capital lease obligations             149,220             66,364
                                                                            -----------        -----------
        Total current liabilities                                               819,853            726,770

Deferred income taxes                                                             2,339             96,269
Long-term debt and capital lease obligations, less current portion            1,364,230            662,689

Commitments and contingencies                                                         -                  -

Stockholders' equity:
    Capital stock:
        Common stock, par value                                                   1,453              1,428
    Capital in excess of par value                                            1,051,619          1,018,884
    Retained earnings                                                           939,850          1,066,131
    Accumulated other comprehensive loss                                        (63,226)           (56,900)
                                                                            -----------        -----------
         Total stockholders' equity                                           1,929,696          2,029,543
                                                                            -----------        -----------
                                                                            $ 4,116,118        $ 3,515,271
                                                                            ===========        ===========

* Amounts as of September 27, 1998 are unaudited. Amounts as of December 28, 1997 are derived from the December 28, 1997 audited financial statements.

    See accompanying notes
    ----------------------

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                Nine Months Ended
                                                                        --------------------------------
                                                                          Sept. 27,          Sept. 28,
                                                                            1998               1997
                                                                          ---------          ---------
Cash flows from operating activities:
   Net loss                                                             $  (126,281)         $  (8,756)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                        342,420            286,790
       Net loss on disposal of property, plant and equipment                  5,231             21,381
       Net gain realized on sale of available-for-sale securities                 -             (4,978)
       Compensation recognized under employee stock plans                     6,102             16,955
       Undistributed income of joint venture                                (14,142)           (16,538)
       Changes in operating assets and liabilities:
           Net increase in receivables, inventories,
             prepaid expenses and other assets                              (87,623)           (80,937)
           Net increase in deferred income taxes                           (101,901)           (35,300)
           Increase (decrease) in income tax payable                          7,710             (5,142)
           Net increase in payables and accrued liabilities                   1,164             28,071
                                                                        -----------          ---------

Net cash provided by operating activities                                    32,680            201,546
                                                                        -----------          ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                               (816,113)          (468,375)
   Proceeds from sale of property, plant and equipment                       13,825             22,698
   Purchase of available-for-sale securities                             (1,211,146)          (442,416)
   Proceeds from sale of available-for-sale securities                      991,339            398,255
   Investment in joint venture                                                    -               (128)
                                                                        -----------          ---------

Net cash used in investing activities                                    (1,022,095)          (489,966)
                                                                        -----------          ---------
Cash flows from financing activities:
   Proceeds from borrowings                                                 819,222            287,930
   Debt issuance costs                                                      (12,783)                 -
   Payments on debt and capital lease obligations                           (40,002)           (52,699)
   Proceeds from foreign grants                                              91,355                  -
   Proceeds from issuance of stock                                           26,658             49,776
                                                                        -----------          ---------

Net cash provided by financing activities                                   884,450            285,007
                                                                        -----------          ---------

Net decrease in cash and cash equivalents                                  (104,965)            (3,413)
Cash and cash equivalents at beginning of period                            240,658            166,194
                                                                        -----------          ---------

Cash and cash equivalents at end of period                              $   135,693          $ 162,781
                                                                        ===========          =========

Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the first nine months for:
       Interest                                                         $    11,553          $       -
                                                                        ===========          =========
       Income Taxes                                                     $        33          $(101,047)
                                                                        ===========          =========

   Non-cash financing activities:
       Equipment capital leases                                         $         -          $  16,768
                                                                        ===========          =========

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

   The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 27, 1998 and September 28, 1997 each included 13 weeks. The nine months ended September 27, 1998 and September 28, 1997 each included 39 weeks.

   Certain prior year amounts on the Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

2. The following is a summary of available-for-sale securities as of September 27, 1998 (in thousands):

Cash equivalents:
  Money market funds                                   $ 33,502
                                                       =========

Short-term investments:
  Treasury notes                                       $ 14,439
  Bank notes                                             32,243
  Corporate notes                                        13,625
  Federal agency notes                                   34,610
  Money market auction rate preferred stocks             44,000
  Certificates of deposit                               130,035
  Commercial paper                                      175,865
                                                       =========
    Total short-term investments                       $444,817
                                                       =========

Long-term investments:
    Equity investments                                 $ 14,575
    Treasury notes                                        2,002
                                                       =========
      Total long-term investments                      $ 16,577
                                                       =========

3. Basic net income (loss) per share is based upon weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities can include stock options, warrants, restricted stock and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per common share:

(Thousands except per share data)                               Quarter Ended                 Nine Months Ended
                                                        -----------------------------   -----------------------------
                                                        September 27,   September 28,   September 27,   September 28,
                                                           1998            1997            1998             1997
                                                        -------------   -------------   -------------   -------------
Numerator:
  Net income (loss)                                        $  1,006       $ (31,675)     $ (126,281)       $ (8,756)
                                                           --------       ---------     -----------       ---------
  Numerator for basic and diluted net
    income (loss) per common share                         $  1,006       $ (31,675)     $ (126,281)       $ (8,756)
                                                           --------       ---------     -----------       ---------

Denominator:
  Denominator for basic net income (loss)
    per common share - weighted-average shares              143,915         141,055         143,249         139,975
  Effect of dilutive securities:
    Employee stock options                                    2,472               -               -               -
    Restricted stock                                            253               -               -               -
    Warrants                                                      2               -               -               -
                                                           --------        --------        --------        --------
  Dilutive potential common shares                            2,727               -               -               -
  Denominator for diluted net income
    (loss) per common share - adjusted
    weighted-average shares                                 146,642         141,055         143,249         139,975
                                                           --------        --------        --------        --------
Basic net income (loss) per common share                   $   0.01        $  (0.22)       $  (0.88)       $  (0.06)
                                                           ========        ========        ========        ========
Diluted net income (loss) per common share                 $   0.01        $  (0.22)       $  (0.88)       $  (0.06)
                                                           ========        ========        ========        ========

   Options to purchase 7,474,446 shares of common stock at a weighted-average price of $28.23 per share were outstanding during the quarter ended September 27, 1998 but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options, warrants, and restricted stock were outstanding during the quarter ended September 28, 1997 and the nine months in both of the periods ended September 27, 1998 and September 28, 1997, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. Convertible debt was outstanding during the quarter and nine months ended September 27, 1998 but was not included in the computation of diluted net income (loss) per common share because the effect would be antidilutive.

   On September 10, 1998, the Compensation Committee of the Board of Directors of the Company approved a stock option repricing program pursuant to which employees of the Company (excluding officers and vice presidents) could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $19.43, which was equal to twenty percent above the closing price of the Company's common stock on the New York Stock Exchange on September 10, 1998. Approximately 2 million options were eligible for repricing, of which approximately 1.7 million were repriced. The vesting schedules and expiration dates of repriced stock options were extended by one year. The repricing of such options had no impact on the diluted net income (loss) per common share for both the quarter and nine-months ended September 27, 1998, as the effect of the repriced options would be antidilutive.

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

5. In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit (IC) manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. At September 27, 1998, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease to the investment in FASL of $57 million. The following are the significant FASL related party transactions and balances:

                                             Quarter Ended                        Nine Months Ended
                                   ---------------------------------       ---------------------------------
                                   September 27,       September 28,       September 27,       September 28,
(Thousands) (Unaudited)                 1998               1997                1998                1997
                                   -------------       -------------       -------------       -------------
Royalty income                        $ 4,893             $ 5,564            $ 15,566            $ 14,864
Purchases                              43,377              61,296             153,741             173,963

                                    Balance at
                                   September 27,
(Thousands) (Unaudited)                 1998
                                   -------------
Royalty receivable                    $ 9,060
Accounts payable                       10,808

   The following is condensed unaudited financial data of FASL:

                                              Quarter Ended                        Nine Months Ended
                                    ---------------------------------       --------------------------------
                                    September 27,       September 28,       September 27,      September 28,
(Thousands) (Unaudited)                 1998                1997                1998               1997
                                    -------------       -------------       -------------      -------------
Net sales                              $ 98,295           $ 116,249           $ 315,204           $ 298,980
Gross profit                              5,575              30,847              39,026              69,133
Operating income                          5,114              26,005              35,087              61,100
Net income                                2,616              12,511              20,980              29,517

   The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the Condensed Consolidated Statements of Operations due to adjustments resulting from the related party relationship between FASL and the Company which are reflected on the Company's Condensed Consolidated Statements of Operations.

6. As of January 1, 1998, the Company adopted Statement of Financial
   Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

   The following are the components of comprehensive income (loss):

(Thousands)                                                     Quarter Ended                   Nine Months Ended
                                                        ------------------------------    ------------------------------
                                                        September 27,    September 28,    September 27,    September 28,
                                                            1998             1997             1998             1997
                                                        -------------    ------------     -------------    -------------
Net income (loss)                                           $ 1,006        $ (31,675)      $ (126,281)        $ (8,756)

Foreign currency translation adjustments                      4,401          (16,276)         (11,280)         (22,873)
Unrealized gains (losses) on securities, net of tax:
   Unrealized holding gains (losses) arising
     during the period                                       (1,715)            (533)           4,954            3,180
   Less: Reclassification adjustment for gains
     included in earnings                                         -                -                -           (3,534)
                                                            -------        ---------       ----------        ---------
Other comprehensive income (loss)                             2,686          (16,809)          (6,326)         (23,227)
                                                            -------        ---------       ----------        ---------
Comprehensive income (loss)                                 $ 3,692        $ (48,484)      $ (132,607)       $ (31,983)
                                                            =======        =========       ==========        =========

   The components of accumulated other comprehensive loss are as follows:

                                               September 27,       December 28,
(Thousands)                                        1998                1997
                                               -------------       ------------
Unrealized gain on investments, net of tax       $   6,961          $   2,007
Cumulative translation adjustments                 (70,187)           (58,907)
                                                 ---------          ---------
                                                 $ (63,226)         $ (56,900)
                                                 =========          =========

7. On April 23, 1998, the Company announced it had reached an agreement in principle to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors. The settlement amount of $11,500,000 was paid in the third quarter.

    The Company has been informed that a complaint was filed on July 31, 1998 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, as plaintiff, against 26 semiconductor companies, including the Company's subsidiary Vantis Corporation (Vantis). The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to "machine vision" and semiconductor processing technology. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company is currently evaluating whether to adopt the new Statement earlier than is required. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results; anticipated cash flows; realization of net deferred tax assets; capital expenditures; adequacy of resources to fund operations and capital investments; the Company's ability to access external sources of capital; the Company's ability to transition to new process technologies; anticipated market and sales growth; Year 2000 exposures; the effect of foreign currency hedging transactions; the effect of adverse economic conditions in Asia; and the FASL and Dresden Fab 30 manufacturing facilities. Dresden Fab 30 is a new production facility in Dresden, Germany, currently under construction and anticipated to begin manufacturing by the end of 1999. See Liquidity and Capital Resources and Risk Factors below, as well as such other risks and uncertainties as are detailed in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

  The following discussion should be read in conjunction with the included Condensed Consolidated Financial Statements and Notes thereto, and with the Company's Consolidated Financial Statements and Notes thereto at December 28, 1997 and December 29, 1996 and for each of the three years in the period ended December 28, 1997.



AMD, the AMD logo, Advanced Micro Devices, Vantis, NexGen, K86, AMD-K6, AMD-K6-2, AMD-K7, Nx586 and Nx686 and combinations thereof, are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft, Windows, Windows 95 and Windows NT are registered trademarks of Microsoft Corporation. Pentium and Celeron are registered trademarks of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

  AMD participates in all three technology areas within the digital IC market-- memory circuits, logic circuits and microprocessors--through, collectively, its Computation Products Group (CPG), its Memory Group, its Communications Group, and its programmable logic subsidiary, Vantis. CPG products include microprocessors and core logic products. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products, networking and input/output (I/O) products, and embedded processors. Vantis products are complex and simple, high-performance CMOS (complementary metal oxide semiconductor) programmable logic devices (PLDs).

  The following is a summary of the net sales of the CPG, Memory Group, Communications Group and Vantis for the periods presented below:

                                            Quarter Ended                      Nine Months Ended
                                --------------------------------------      -----------------------
                                Sept. 27,      June 28,      Sept. 28,      Sept. 27,     Sept. 28,
(Millions)                        1998          1998           1997           1998          1997
                                ---------      --------      ---------      ---------     ---------
CPG                               $ 381          $ 220         $ 178          $ 770         $ 479
Memory Group                        129            132           178            428           543
Communications Group                126            123           179            397           533
Vantis                               50             52            62            158           188
                                  -----          -----         -----        -------       -------
 Total                            $ 686          $ 527         $ 597        $ 1,753       $ 1,743
                                  =====          =====         =====        =======       =======
--------------------------------------------------------------------------------------------------------

The current economic conditions in Asia and the general downturn in the worldwide semiconductor market negatively impacted results of operations for the quarter and nine months ended September 27, 1998. The Company's results continue to be negatively affected by these factors in the fourth quarter of 1998 and may be negatively affected into 1999 if there is no improvement in the economic condition in Asia and the worldwide semiconductor market.

REVENUE COMPARISON OF QUARTERS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

  Net sales of $686 million in the third quarter of 1998 increased approximately 15 percent compared to the third quarter of 1997 as CPG net sales more than doubled. This increase was partially offset by a 27 percent decrease in combined Communications Group, Memory Group and Vantis net sales.

  The increase in CPG net sales in the third quarter of 1998 as compared to the third quarter of 1997 was due to a substantial increase in unit shipments of microprocessors, as unit shipments nearly tripled. Much of the increase in unit volume was due to unit shipment growth in the sub-$1,500 personal computer
(PC) market, where average selling prices of microprocessors are significantly lower. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 27 percent compared to the same period in the previous year primarily due to a significant decline in prices of both Flash and EPROM memory devices offset in part by increases in Flash unit volume. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the Flash market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased 29 percent compared to the same quarter in the previous year primarily due to a significant decrease in unit volume in nearly all products. The Company's sales of telecommunication products, which represent approximately half of the decline in Communications Group net sales, were particularly impacted by the general economic downturn in Asia. The Company's offerings of network products, which comprise approximately one-third of the decline in Communications Group net sales, have not kept pace with the market shift towards higher performance products. The Company expects the Communications Group products to have essentially flat sales in the fourth quarter of 1998.

  Vantis net sales decreased 20 percent primarily due to decreased unit shipments of simple PLD (SPLD) products and lower average selling prices, reflecting the shift in the PLD market away from SPLD products and towards complex PLD (CPLD) and Field Programmable Gate Array (FPGA) products. CPLD net sales were flat compared to the same quarter in the previous year as increases in unit shipments were offset by a decline in average selling prices.

REVENUE COMPARISON OF QUARTERS ENDED SEPTEMBER 27, 1998 AND JUNE 28, 1998

  Net sales in the third quarter of 1998 increased approximately 30 percent compared to the second quarter of 1998 due to a 73 percent increase in CPG sales. Combined Communications Group, Memory Group and Vantis net sales were flat compared to the second quarter of 1998.

  The increase in CPG net sales was primarily due to a 41 percent increase in combined AMD-K6(TM) and AMD-K6-2(TM) microprocessor unit volume over the preceding quarter. In addition, average selling prices were significantly higher primarily because the Company produced parts with higher performance as a result of the shift to production on 0.25-micron process technology. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 2 percent in the third quarter of 1998 compared to the second quarter of 1998 due to a decline in prices of both Flash and EPROM memory devices offset in part by increases in Flash unit volume. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the Flash market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales increased 3 percent compared to the previous quarter primarily due to an increase in prices of embedded processor products, resulting from the Company's shift towards manufacturing more advanced embedded processors which consequently have a higher average selling price. Sales of Communications Group products remained at depressed levels due to both the continuing impact of the general economic downturn in Asia, and the Company's offerings of aging network products. The Company expects the Communications Group products to have essentially flat sales in the fourth quarter of 1998.

  Vantis net sales decreased 5 percent due to a decrease in unit shipments of SPLD products and lower average selling prices reflecting the shift in the PLD market away from SPLD products and towards CPLD and FPGA products. This was partially offset by an increase in unit shipments of CPLD products.

REVENUE COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28,
1997

  Net sales of $1.8 billion in the first nine months of 1998 increased slightly compared to the first nine months of 1997 due to a 61 percent increase in CPG net sales offset by a 22 percent decrease in combined Communications Group, Memory Group and Vantis net sales.

  The increase in CPG net sales in the first nine months of 1998 as compared with the first nine months of 1997 was primarily due to an increase in unit shipments of microprocessors at higher average selling prices due to a higher speed grade mix. CPG sales growth is dependent on increased unit shipments at higher speed grades, as to which no assurance can be given.

  Memory Group net sales decreased 21 percent primarily due to a significant decline in the average selling price of Flash memory devices partially offset by an increase in unit volume of Flash memory devices. In addition, average selling prices and unit volume of EPROMs declined. The Company expects future EPROM sales to be flat or down due to a general shift to Flash memory devices. Oversupply in the Flash market combined with the increase in competition has caused downward pressure on the average selling price of Flash memory devices. The Company expects continued price pressure from intense competition in Flash memory devices.

  Communications Group net sales decreased 26 percent primarily due to a significant decrease in unit volume in nearly all products. The Company's offerings of network products, which comprise approximately one-half of the decline in Communications Group net sales, have not kept pace with the market shift towards higher performance products. The Company's sales of telecommunication products, which represent approximately one-third of the decline in Communications Group net sales, were particularly impacted by the general economic downturn in Asia. The Company expects the Communications Group products to have essentially flat sales in the fourth quarter of 1998.

  Vantis net sales decreased 16 percent due to a decrease in unit shipments of SPLD products and lower average selling prices reflecting the shift in the PLD market away from SPLD products and towards CPLD and FPGA products. In addition, CPLD net sales decreased due to a decrease in unit shipments and lower average selling prices.

COMPARISON OF EXPENSES, GROSS MARGIN PERCENTAGE AND INTEREST INCOME AND OTHER,
NET

  The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                Quarter Ended                        Nine Months Ended
                                   ----------------------------------------       ------------------------
                                   Sept. 27,       June 28,       Sept. 28,       Sept. 27,      Sept. 28,
                                      1998           1998            1997           1998           1997
                                   ---------       --------       ---------       ---------      ---------
(Millions except for gross
margin percentage)

Cost of sales                          $423           $390            $428         $1,237         $1,150
Gross margin percentage                  38 %           26 %            28 %           29 %           34 %
Research and development               $144           $139            $126           $411           $341
Marketing, general and
   administrative                       110            101             101            299            298
Litigation settlement                     -              -               -             12              -
Interest income and other, net           10              9               6             24             29
Interest expense                         21             18              14             51             34

The Company operates in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly due to the state-of-the-art production facilities required for microprocessors. For this reason gross margin is significantly affected by short-term fluctuations in unit sales.
Gross margin percentage growth is dependent on increased volume shipments of microprocessor and other products as fixed costs continue to rise due to continuing capital investments to expand production capacity.

  The increase in gross margin percentage in the third quarter of 1998 as compared to the third quarter of 1997 was due to a substantial increase in microprocessor sales partially offset by a decrease in non-microprocessor product revenue. During the third quarter of 1998, the microprocessor manufacturing process was more efficient compared to the third quarter of 1997 due to improvements in Fab 25. Fab 25 is a production facility in Austin, Texas undergoing significant capital additions to increase manufacturing capacity. As the Company continued to ramp production during the third quarter of 1998, and as former production problems were resolved in the first half of 1998, Fab 25 experienced higher yields per wafer and higher wafer production levels. In addition, the Company shifted from 0.35-micron process technology to 0.25-micron process technology in Fab 25 in the second quarter of 1998 which produced smaller die sizes. As a result, there were higher yields per wafer as well as faster clock speeds which increased average selling prices.

  The increase in gross margin percentage in the third quarter of 1998 as compared to the second quarter of 1998 was due to a substantial increase in microprocessor sales volume as well as higher average selling prices. The increase in sales volume was made possible by higher microprocessor yields with its continued ramp on the 0.25-micron process technology.

The higher average selling prices were a result of production on 0.25-micron process technology which produced a higher speed grade mix.

  Gross margin percentage decreased in the first nine months of 1998 as compared to the first nine months of 1997. Throughout this period the Company has continued to invest in the facilitization of Fab 25 and, during the first nine months of 1998, in the transition from 0.35-micron to 0.25-micron process technology in Fab 25. These investments have led to significant increases in the Company's fixed costs associated with its microprocessor products. The decline in gross margin percentage was caused by increases in fixed costs in Fab 25, increased back-end assembly costs in support of AMD-K6 microprocessor production and a decline in non-microprocessor product revenue. Fixed costs will continue to increase as the Company adds equipment to bring Fab 25 to its full 0.25-micron process technology capacity. Accordingly, absent significant increases in revenue, particularly with respect to microprocessors, the Company will continue to experience pressure on its gross margin percentage.

  Research and development expenses increased for all periods presented due to the increase in spending in Dresden Fab 30 for pre-production development and in Fab 25 for new product and process development. In addition, research and development expenses increased in the first nine months of 1998 as compared to the first nine months of 1997 due to higher research and development activities in the Submicron Development Center in Sunnyvale, California, primarily to support CPG and the Memory Group.

  On July 20, 1998 the Company and Motorola's Semiconductor Products Sector announced plans for a far-reaching strategic alliance that includes a patent cross-license agreement and collaborative development of common process technology platforms for microprocessors and embedded flash memory. The companies will collaborate on the development of future logic process technology platforms featuring copper interconnects. As a result, the Company expects research and development spending related to this alliance to be approximately $20 million in the fourth quarter of 1998 and to remain at this level throughout 1999. There can be no assurance that the Company will benefit from this additional research and development spending through future copper interconnect-based product offerings, and any such failure could have a material adverse effect on the Company.

  Marketing, general and administrative expenses increased in the third quarter of 1998 as compared to the third quarter of 1997 and the second quarter of 1998 due to increased spending on advertising and marketing expenses associated with the AMD-K6 family of microprocessors. Marketing, general and administrative expenses in the first nine months of 1998 compared to the first nine months of 1997 were relatively flat. The Company expects advertising and promotional expenses associated with the AMD-K6 family of microprocessors to increase during the fourth quarter of 1998.

  The litigation settlement of $11.5 million occurred in the first quarter of 1998 and represented the costs to settle the class action securities lawsuit against the Company and certain of its current and former officers and directors, announced by the Company on April 23, 1998. The settlement was paid during the third quarter of 1998.

  Interest income and other, net increased in the third quarter of 1998 as compared to the third quarter of 1997 primarily due to higher average cash balances resulting from the $517.5 million convertible debt financing in May 1998. Interest income and other, net decreased in the first nine months of 1998 as compared to the first nine months of 1997 primarily due to a pre-tax gain on the sale of equity securities of $5 million in the first nine months of 1997. Interest expense increased in all period comparisons due to higher average debt balances, including the convertible debt financing of $517.5 million.

INCOME TAX

  The Company's effective tax benefit rate was approximately 40 percent for all periods in 1998 as compared to a tax benefit rate of 45 percent and 50 percent for the third quarter of 1997 and the first nine months of 1997, respectively. The tax benefit rate in 1998 is greater than the federal statutory rate due to fixed tax benefits that increase the benefit rate in a loss year. The lower tax benefit rate in 1998 as compared to 1997 reflects a lesser impact of these fixed benefits relative to a larger pre-tax loss in 1998 compared to 1997. Realization of the Company's net deferred tax assets ($166 million at September 27, 1998) is dependent on future taxable income. While the Company believes that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Risk Factors, may impact the ultimate realization of such assets.

OTHER ITEMS

  International sales were 52 percent of net sales in the third quarter of 1998 as compared to 60 percent for the same period in 1997 and 48 percent for the immediately prior quarter. For the first nine months of 1998, international sales decreased to 52 percent of net sales from 57 percent for the same period in 1997. In the first nine months of 1998, approximately 8 percent of the Company's net sales were denominated in foreign currencies. The Company does not have sales denominated in local currencies in those countries that have highly inflationary economies (as defined by generally accepted accounting principles). The impact on the Company's operating results from changes in foreign currency rates individually and in the aggregate has not been material. See "Risk Factors - International Sales." The Company has recently experienced lower demand in Asia. To the extent the economic conditions in Asia continue to deteriorate, the Company may experience significant further declines in Asia sales.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and short-term investments increased $113 million during the first nine months of 1998 to $581 million at September 27, 1998. The increase was primarily due to net proceeds from the $517.5 million convertible debt offering in May 1998, working capital line of credit borrowings for Dresden activities from Dresdner Bank AG of $297 million, grants for Dresden capital expenditures from the German government of $91 million, and net cash provided by operations of $33 million offset by capital additions of $816 million during the period.

  Cash provided by operating activities was $33 million and $202 million for the first nine months of 1998 and 1997, respectively. The decrease in net operating cash flows was primarily due to a decrease in earnings of $118 million combined with an increase in the net change in operating assets and liabilities of $87 million, offset by an increase in depreciation and amortization of $56 million.

  Investing activities consumed cash of $1,022 million and $490 million during the first nine months of 1998 and 1997, respectively. The increase in investing activities was mainly due to the increase in capital expenditures of $348 million in the first nine months of 1998 as the Company continued to invest in property, plant and equipment primarily for Fab 25 and Dresden Fab 30. An increase in net purchases of available-for-sale securities contributed to the remaining increase in investing activities.

  The Company's financing activities provided cash of $884 million and $285 million during the first nine months of 1998 and 1997, respectively. Financing activities for the first nine months of 1998 included net proceeds from the $517.5 million convertible debt financing, borrowings from Dresdner Bank AG in the amount of DM500 million ($297 million), and capital investment grants from the German government of $91 million. Financing sources of cash for the first nine months of 1997 were primarily borrowings from a $250 million four-year secured term loan.

  The Company plans to continue to make significant capital investments in the fourth quarter of 1998 and into 1999. These investments include those relating to the construction and facilitization of Dresden Fab 30 and the continued facilitization of Fab 25.

  AMD Saxony, an indirect wholly owned German subsidiary of the Company, is constructing Dresden Fab 30. This 900,000-square-foot submicron IC manufacturing and design facility is to be completed and fully equipped over the next four years. The Company together with the Federal Republic of Germany, the State of Saxony and a consortium of banks is supporting the project. The present estimated construction cost of Dresden Fab 30 is approximately $1.9 billion. In March 1997, AMD Saxony entered into a Loan Agreement (the Dresden Loan Agreement), denominated in deutsche marks, with a consortium of banks led by Dresdner Bank AG under which loan facilities totaling $983 million will be made available for the Dresden Fab 30 project. In connection with the Dresden Loan Agreement, as amended, the Company has agreed to invest in AMD Saxony equity and subordinated loans in an amount totaling approximately $270 million ($100 million in 1998 and $170 million in 1999), and to guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreement up to a maximum of approximately $130 million until Dresden Fab 30 has been completed. AMD is required to fund $70 million of the $170 million due in 1999 on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds; (ii) if the Company generates $140 million of net income (as defined in the Indenture for the 11 percent Senior Secured Notes due 2003 (the Indenture)) in 1998, the $70 million will be funded prior to January 31, 1999; (iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999.

However, there can be no assurance that any requisite external financing will be available on favorable terms, if at all. Because the Company's obligations under the Dresden Loan Agreement are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates. At the end of the third quarter of 1998, the exchange rate was 1.68 deutsche marks to 1 U.S. dollar.

  In addition, after completion of Dresden Fab 30, the Company has agreed to make funds available to AMD Saxony up to approximately $86 million if AMD Saxony does not meet its fixed charge coverage ratio covenant. The Company has also agreed to fund certain contingent obligations, including various obligations to fund project cost overruns, if any, and to fund shortfalls in government subsidies resulting from a default under the subsidy agreements caused by AMD Saxony or its affiliates, if any.

  The Federal Republic of Germany and the State of Saxony have agreed to support the Dresden Fab 30 project in the form of (i) guarantees of 65 percent of bank debt to be incurred by AMD Saxony up to a maximum of $983 million, (ii) investment grants and subsidies totaling $298 million and (iii) interest subsidies from the State of Saxony totaling $179 million, all of which are denominated in deutsche marks in the applicable agreements. In the event the grants or subsidies are delayed, the Company is obligated, as requested by AMD Saxony, to provide interim funding; such interim funding will be repaid to the Company as AMD Saxony receives the grants and subsidies. As of September 27, 1998, the Company has invested $170 million in AMD Saxony. Cash will also be generated by AMD Saxony, through the sale of wafers to the Company. The
Company has in place foreign currency hedging transactions for Dresden Fab 30 and anticipates entering into additional such foreign currency hedging transactions in the future.

  The definition of defaults under the Dresden Loan Agreement includes the failure of the Company, AMD Saxony or AMD Holding, the parent company of AMD Saxony, to comply with obligations under the Dresden Loan Agreement, the government subsidy and grant agreements and related documents, including material variances from the approved schedule and budget, the Company's failure to fund equity contributions or shareholder loans or otherwise comply with its obligations relating to the Dresden Loan Agreement, the sale of shares in AMD Saxony or AMD Holding, the failure to pay material obligations, the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony or AMD Holding and the occurrence of a default under the Credit Agreement (as defined below) or the Indenture. Generally, any such default which either (i) results from the Company's non-compliance with the Dresden Loan Agreement and is not cured by the Company or (ii) results in recourse to the Company of more than $10 million and is not cured by the Company, would result in a cross-default under the Credit Agreement and the Indenture.

  Under certain circumstances, cross-defaults result under the convertible notes, the Indenture, and the Dresden Loan Agreement.

  The FASL joint venture completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress. The facility, including equipment, is expected to cost approximately $1 billion and is anticipated to be completed in the second quarter of 2000. Approximately $353 million of such cost has been funded as of September 27, 1998. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. During the remainder of 1998, the Company presently anticipates that such capital expenditures will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL. At September 27, 1998, AMD had loan guarantees of $72 million outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

  In 1996, the Company entered into a syndicated bank loan agreement (the Credit Agreement), which provides for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. The entire secured term loan is outstanding at September 27, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million commencing in October 1998. As of September 27, 1998, the Company also had available unsecured uncommitted bank lines of credit in the amount of $66 million, of which $5 million was outstanding.

  In February and June 1998, certain of the covenants under the Credit Agreement, including those related to the modified quick ratio, minimum tangible net worth and fixed charge coverage ratio, were amended. As of September 27, 1998, the Company is in compliance with all covenants under the Credit Agreement.

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

  As a result of the alliance with Motorola, the Company expects research and development spending related to this alliance to be approximately $20 million in the fourth quarter of 1998 and to remain at this level throughout 1999.

  The Company believes that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments through at least 1999.

RISK FACTORS

  The Company's business, results of operations and financial condition are subject to a number of risk factors, including the following:

  Asian and Other Domestic and International Economic Conditions

  The current economic crisis in Asia has led to weak demand for the Company's products in certain Asian economies - notably Korea and Japan. The Company anticipates that the Asian economic crisis may continue to affect adversely the Company's results of operations, and the further decline of the economic condition in Asia could in the future affect demand for microprocessors and other ICs, which would have a material adverse effect on the Company's sales and operating results. The Company's business is also subject to general economic conditions in other international areas and in the United States. A significant decline in economic conditions in any significant geographic area could in the future have a material adverse effect on the Company.

  Microprocessor Products

  Fluctuations in PC Market. Since most of the Company's microprocessor products are used in PCs and related peripherals, the Company's future growth is closely tied to the performance of the PC industry. The Company has recently and could in the future be materially and adversely affected by industry-wide fluctuations in the PC marketplace. For example, economic conditions in Asia could continue to lead to reduced worldwide demand for PCs and the Company's microprocessors.

  Investment in and Dependence on K86 /TM/ AMD Microprocessor Products. The Company's microprocessor business has in the past, and will in 1998 and 1999, continue to significantly impact the Company's revenues, margins and operating results. The Company plans to continue to make significant capital expenditures to support its microprocessor products both in the near and long term, which will be a substantial drain on the Company's cash flow and cash balances.

  The Company's ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, depends upon the success of the AMD-K6 and AMD-K6-2 microprocessors (collectively the AMD-K6 family of microprocessors or the AMD-K6 microprocessors) in the remainder of 1998 and through 1999 and future generations of K86 microprocessors in 1999 and beyond. Very short product life cycles and migration to ever-higher performance microprocessors characterize the microprocessor market. To compete successfully against Intel Corporation in this market, the Company must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. This will require the Company to achieve acceptable yields while producing microprocessors at higher speeds. The Company in the past experienced significant difficulty in achieving its microprocessor yield and volume plans on 0.35-micron process technology, which in turn adversely affected the Company's results of operations and liquidity. Any future failure to offer higher performance microprocessors in significant volume on a timely basis could have a material adverse effect on the Company. There can be no assurance that the Company will achieve the production ramp necessary to meet customer needs for higher performance AMD-K6 microprocessors in the volume customers require, or that the Company will increase revenues sufficient to achieve profitability in the microprocessor business.

  The Company's ability to sell the volume of AMD-K6 microprocessors it currently plans to make in 1998 and 1999 depends on increasing sales to existing customers and developing new customers. The loss of any current top tier Original Equipment Manufacturer (OEM) customer, or the Company's failure to attract additional customers through direct sales and through the Company's distributors, would affect the Company's ability to sell the volume of units planned, which could have a material adverse effect on the Company.

  The Company's production and sales plans for the AMD-K6 family of microprocessors are subject to other risks and uncertainties, including: whether the Company can continue to successfully fabricate higher performance AMD-K6 microprocessors in planned volume mixes; the effects of Intel new product introductions, marketing strategies and pricing; the continued development of worldwide market acceptance for the AMD-K6 family of microprocessors and systems based on it; whether the Company will have the financial and other resources necessary to continue to invest in the microprocessor business, including leading-edge wafer fabrication equipment and advanced process technologies; the possibility that products newly introduced by the Company may be found to be defective; continued adverse market conditions in the PC market and consequent diminished demand for the Company's microprocessors; and unexpected interruptions in the Company's manufacturing operations.

  In view of Intel Corporation's industry dominance and brand strength, AMD prices the AMD-K6 microprocessors at least 25 percent below the published price of Intel processors offering comparable performance. Thus, Intel Corporation's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and have impacted the Company's margins. A failure to achieve the product performance improvements necessary to meet customer needs, continue to achieve market acceptance of the Company's AMD-K6 microprocessors and increase market share, or increase AMD-K6 microprocessors revenues substantially would have a material adverse effect on the Company.

  AMD is also devoting substantial resources to the development of its seventh-generation Microsoft Windows compatible microprocessor. The success of the AMD-K7 /TM/ and future generation microprocessors depends greatly on the Company achieving success and increasing market share with the AMD-K6 family of microprocessors. See also discussions below regarding Intel Dominance and Process Technology.

  Intel Dominance. Intel has long held a dominant position in the market for microprocessors used in PCs. Intel Corporation's dominant market position has enabled it to set and control x86 microprocessor and PC system standards and thus dictate the type of product the market requires of Intel Corporation's competitors. In addition, Intel Corporation's financial strength and dominant position enable it to vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors. Intel Corporation's strength also enables it to exert substantial influence and control over PC manufacturers through the Intel Inside advertising rebate program and to invest hundreds of millions of dollars in, and as a result exert influence over, many other technology companies. The Company expects Intel to continue to invest heavily in research and development, new manufacturing facilities, and other technology companies and to maintain its dominant position through the Intel Inside program, through other contractual constraints on customers, industry suppliers and other third parties, and by controlling industry standards. As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform, which has made it difficult for PC manufacturers to innovate and differentiate their product offerings. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction schedule, product pricing strategy, customer brand loyalty and control over industry standards, PC manufacturers and other PC industry participants, may have a material adverse effect on the Company.

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

  Intel Corporation's Pentium II is sold only in the form of a "Slot 1" daughtercard that is not physically or interface protocol compatible with "Socket 7" motherboards currently used with Intel Pentium and AMD-K6 microprocessors. Thus, Intel has decreased its support of the Socket 7 infrastructure as it has transitioned away from its Pentium processors. Because the AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Slot 1 Pentium II and Celeron processors, the Company intends to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to assure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessors, including support for enhancements and features the Company plans to add to its microprocessors. There can be no assurance that Socket 7 infrastructure support for the AMD-K6 microprocessors will endure over time as Intel moves the market to its Slot 1 designs. AMD has no plans to develop microprocessors that are bus interface protocol compatible with the Pentium II and Celeron processors, because the Company's patent cross-license agreement with Intel does not extend to AMD microprocessors that are bus interface protocol compatible with Intel Corporation's sixth and subsequent generation processors. Similarly, the Company's ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend, not only upon its success in designing and developing the microprocessors, but also in ensuring either that the microprocessors can be used in PC platforms designed to support Intel microprocessors as well as AMD microprocessors or that alternative platforms are available which are competitive with those used with Intel processors. A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support the Company's x86 microprocessor offerings would have a material adverse effect on the Company.


Financing Requirements

  The Company plans to continue to make significant capital investments in the fourth quarter of 1998 and into 1999. These investments include those relating to the construction and facilitization of Dresden Fab 30 and the continued facilitization of Fab 25.

  Equipment installation is in progress at FASL II. The facility, including equipment, is expected to cost approximately $1 billion and is anticipated to be completed in the second quarter of 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, the Company may be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL.

  In 1996, the Company entered into the Credit Agreement, which provided for a $150 million three-year secured revolving line of credit (which is currently unused) and a $250 million four-year secured term loan. All of the secured term loan is outstanding at September 27, 1998. The secured loan is repayable in eight equal quarterly installments of approximately $31 million which commenced in October 1998.

  In March 1997, the Company's indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreement with a consortium of banks led by Dresdner Bank AG. Under the terms of the Dresden Loan Agreement, the Company is required to make subordinated loans to, or equity investments in, AMD Saxony, totaling $100 million in 1998 and $170 million in 1999. AMD is required to fund $70 million of the 1999 amount on an accelerated basis as follows: (i) if the Company undertakes a sale or other placement of its stock in the capital markets in 1998, the $70 million will be funded upon receipt of the offering proceeds;
(ii) if the Company generates $140 million of net income (as defined in the Indenture) in 1998, the $70 million will be funded prior to January 31, 1999;
(iii) if the Company does not fund through (i) or (ii) above, the Company will fund the maximum amount allowed under the Indenture by January 31, 1999 and will fund the remaining amount through the sale of at least $200 million of the Company's stock by June 30, 1999. However, there can be no assurance that any requisite external financing will be available on favorable terms, if at all.

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

  Dependence on Microsoft and Logo License. The Company's ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. There can be no assurance that Microsoft will provide support in its operating systems for x86 instructions innovated by the Company and designed into its processors but not used by Intel in its processors. This uncertainty may cause independent software providers to forego designing their software applications to take advantage of AMD innovations, which would adversely affect the Company's ability to market its processors. In addition, AMD has entered into logo license agreements with Microsoft that allow the Company to label its products as "Designed for Microsoft Windows." The Company has also obtained appropriate certifications from recognized testing organizations for its K86 microprocessors. A failure to maintain the logo license agreements with Microsoft would prevent the Company from labeling its K86 microprocessors with the Microsoft Windows logo. This could impair the Company's ability to market the products and could have a material adverse effect on the Company.

  Future Dependence on Planned AMD-K7 Microprocessor. The Company's ability to increase microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments it has made and continues to make related to microprocessors, including the substantial investment the Company is making in Fab 30 in Dresden, Germany, depends upon its success in developing and marketing in a timely manner in 1999 its seventh-generation microprocessor, the AMD-K7. The Company currently plans to begin volume production of the AMD-K7 by the end of the first half of 1999. No assurance can be made that such production will begin on the current planned schedule. The Company's production and sales plans for the AMD-K7 are subject to numerous risks and uncertainties, including: the successful development and installation of 0.18-micron process technology and copper interconnect technology; the pace at which the Company is able to ramp production in Fab 25 and Dresden Fab 30 on 0.18-micron process technology; the use and market acceptance of a non-Intel processor bus (adapted by the Company from Digital Equipment Corporation's EV6 pin bus) in the design of the AMD-K7, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by the Company; the Company's ability to expand its chipset and system design capabilities; the availability to the Company's customers of cost and performance competitive Static Random Access Memories (SRAMs) (including TAG chips) if Intel corners the market for SRAM production capacity through its relationship with SRAM manufacturers; the Company's ability to design and manufacture processor modules through subcontractors; and the availability and acceptance of motherboards designed for the AMD-K7 microprocessor. A failure of the AMD-

K7 microprocessor to be timely introduced or achieve market acceptance would have a material adverse effect on the Company.

  Possible Rights of Others. Prior to its acquisition by AMD, NexGen granted limited manufacturing rights regarding certain of its current and future microprocessors, including the Nx586/TM/ and Nx686/TM/, to other companies. The Company does not intend to produce any NexGen products. The Company believes that its AMD-K6 family of microprocessors are AMD products and not NexGen products because, among other things, the technology acquired in the NexGen merger was significantly modified using the Company's design, verification and manufacturing technologies. No NexGen licensee or other party has asserted any rights with respect to the AMD-K6 family of microprocessors; however, there can be no assurance that another company will not seek to establish rights with respect to the microprocessors. If another company were deemed to have rights to produce any of the Company's AMD-K6 family of microprocessors for its own use or for sale to third parties, such production could reduce the potential market for microprocessor products produced by AMD, the profit margin achievable with respect to such products, or both.


 Flash Memory Products

  Importance of Flash Memory Device Business; Increasing Competition. The market for Flash memory devices continues to experience increased competition as existing manufacturers introduce competitive products and industry-wide production capacity increases, and as Intel continues to price its flash memory products at aggressive levels. The Company expects that the marketplace for Flash memory devices will continue to be increasingly competitive. A significant portion of the Company's revenues is derived from sales of Flash memory devices, and the Company expects that this will continue to be the case for the foreseeable future. From 1996 through the third quarter of 1998, the Company experienced declines in the selling prices of Flash memory devices. There can be no assurance that the Company will be able to maintain its market share in Flash memory devices or that price declines may not accelerate as the market develops and as existing and potential new competitors introduce competitive products. Continued decline in the Company's Flash memory device business or continued declines in the gross margin percentage in this business could have a material adverse effect on the Company.


 Manufacturing

  Capacity. The Company's manufacturing facilities are underutilized from time to time as a result of reduced demand for certain of the Company's products. The Company's operations related to microprocessors have been particularly affected by this situation. Any future underutilization of the Company's manufacturing facilities could have a material adverse effect on the Company. The Company is increasing its manufacturing capacity by making significant capital investments in Fab 25 and in Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. The Company is also building a new test and assembly facility in Suzhou, China. There can be no assurance that the industry projections for future growth upon which the Company is basing its strategy of increasing its manufacturing capacity will prove to be accurate. If demand for the Company's products does not increase, underutilization of the Company's manufacturing facilities will likely occur and could have a material adverse effect on the Company.

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

  Process Technology. In order to remain competitive, the Company must make continuing substantial investments in improving its process technologies. In particular, the Company has made and continues to make significant research and development investments in the technologies and equipment used to fabricate its microprocessor products and its Flash memory devices. Portions of these investments might not be fully recovered if the Company fails to continue to gain market acceptance or if the market for its Flash memory products should significantly deteriorate. This could have a material adverse effect on the Company. Likewise, the Company is making a substantial investment in Dresden Fab
30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture the AMD-K7 microprocessor in Dresden Fab 30 beginning in late 1999. The Company has entered into a strategic alliance with Motorola's Semiconductor Products Sector to co-develop copper interconnect technology for the AMD-K7 and subsequent generations of microprocessors. There can be no assurance that the strategic alliance will be successful or that Company will be able to develop or obtain the leading-edge process technologies that will be required in Dresden Fab 30 to fabricate the AMD-K7 microprocessor successfully.

  Manufacturing Interruptions and Yields. Any substantial interruption of the Company's manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could have a material adverse effect on the Company. For example, the Company's results in the past have been negatively affected by disappointing AMD-K6 microprocessor yields. The Company may in the future be materially adversely affected by fluctuations in manufacturing yields. The manufacture of ICs is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include errors and interruptions in the fabrication process, equipment performance, process controls as well as other risks, all of which can affect yields.

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

  Essential Manufacturing Materials. Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, a few foreign companies principally supply several types of the IC packages purchased by AMD, as well as by the majority of other companies in the semiconductor industry. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If AMD were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect on the Company.

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

OTHER RISK FACTORS

  Debt Restrictions. The Credit Agreement and the Indenture contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on the Company.

  In addition, the agreements entered into by AMD Saxony in connection with the Dresden Fab 30 loan substantially prohibit the transfer of assets from AMD Saxony to the Company, which will prevent the Company from using current or future assets of AMD Saxony other than to satisfy obligations of AMD Saxony.

  Programmable Logic Software Risks. Historically, the Company's programmable logic subsidiary, Vantis, depended primarily on third parties to develop and maintain software "fitters" that allow electrical circuit designs to be implemented using Vantis' CPLDs. In particular, Vantis has contracted with MINC, Inc. (MINC) to develop and maintain software fitters. During 1998, Vantis has increasingly managed and controlled the development and maintenance of software fitters for its products internally, and in the third quarter of 1998 Vantis acquired rights to MINC's software and hired selected MINC development personnel. MINC will therefore no longer be supplying software development services to Vantis. No assurance can be given that Vantis' efforts to develop and maintain internally the software needed to sell and support its products will be successful. Any inability of Vantis to successfully develop and maintain software internally in a cost-effective manner could have a material adverse effect on Vantis.

  If such software is subject to delays in development, errors or "bugs," or fails to gain market acceptance, Vantis may be forced to find another vendor for such services. No assurance can be given that Vantis would be able to locate additional software development tool vendors with the available capacity and technology necessary for the development and maintenance of software fitter tools, or, if an additional vendor or vendors were identified, that Vantis would be able to enter into contracts with such vendors on terms acceptable to Vantis. Vantis' inability to find an acceptable alternative vendor for software services in a timely manner could have a material adverse effect on Vantis.

  Introduction of Vantis' FPGA Products. In January of 1998, Vantis announced its intention to introduce its first FPGA products, which it intends to sell under the VF1 name beginning in the first half of 1999. The market for FPGAs is highly competitive. The design, marketing and sale of FPGA products is subject to many risks, including risks of delays, errors, and customer resistance to change. Vantis does not anticipate significant sales of the VF1 family of products until 2000, and no assurance can be given that its VF1 FPGA products will be available as scheduled or will gain market acceptance. Inadequate forecasts of customer demand, delays in responding to technological advances or to limitations of the VF1 FPGA products, and delays in commencing volume shipments of the VF1 FPGA products each could have a material adverse effect on Vantis. Failure to compete successfully in this highly competitive FPGA market would restrict Vantis' ability to offer products across all major segments of the PLD market and could have a material adverse effect on Vantis.

  In addition, Vantis has contracted with a number of developers of FPGA software tools, including AutoGate Logic, Inc. (AGL), to develop and maintain software for the Company's VF1 family of FPGAs. If any of these developers were to stop developing and maintaining software for the VF1 family, or if the software developed by these developers were subject to delays, errors or "bugs," then Vantis would need to find an alternative developer or developers for these services or rely on its own internal software development efforts to address this need. No assurance can be given that Vantis' internal development efforts would be satisfactory or that Vantis would be able to locate available and acceptable alternative software developers. Any interruption in the timely development of FPGA software for the VF1 family could have a material adverse effect on Vantis. A competitor of Vantis has signed a letter of intent to acquire AGL. AGL continues, however, to develop software pursuant to its agreements with Vantis. Despite such agreements, the acquisition of AGL may impact Vantis' relationship with AGL, and Vantis' ability to offer software in connection with its new VF1 family could be materially adversely affected.

  Vantis' Dependence on FAE Staff. Vantis depends on a relatively new network of field application engineers (FAEs) to support Vantis' products and to enhance customer satisfaction with those products. FAEs service larger customer accounts by consulting with customers on specific product issues, by communicating customer's needs and concerns to Vantis, and by conducting technical training seminars for customers, independent manufacturers' representatives and distributors and their FAEs. During the first three quarters of 1998, Vantis significantly increased the size of its network of FAEs. The future success of Vantis may be affected by its ability to effectively manage and develop this network of FAEs and to continue to attract and retain qualified technical personnel to fill these positions. Currently, availability of such qualified technical personnel for FAE positions is limited, and competition among companies for experienced FAEs is intense. During strong business cycles, Vantis expects to experience difficulty in filling its needs for FAEs. No assurance can be given that Vantis will be able to effectively manage and develop its network of FAEs, and the failure to do so could delay or limit customer acceptance of Vantis products and otherwise have a material adverse effect on Vantis.


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

  Order Revision and Cancellation Policies. AMD manufactures and markets standard lines of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. As a result, AMD must commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which it had devoted significant resources could have a material adverse effect on the Company. Distributors typically maintain an inventory of the Company's products. Pursuant to the Company's agreements with distributors, in most instances AMD protects its distributors' inventory of the Company's products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's products in the event that the agreement with the distributor is terminated. The market for the Company's products is generally characterized by, among other things, severe price competition. The price protection and return rights AMD offers to its distributors could materially adversely affect the Company if there is an unexpected significant decline in the price of the Company's products.

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

  The Company has developed a multi-step Year 2000 readiness plan for both its information technology (IT) and non-IT internal systems. The plan includes development of corporate awareness, assessment of internal systems, project planning, project implementation (including remediation, upgrading and replacement), validation testing and contingency planning.

  The Company will be required to modify or replace significant portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company is in the process of replacing its order management system and general ledger with a Year 2000 compliant system and has contracted with a software reengineering company specializing in services to resolve the Year 2000 problem to remediate non-compliant code in other older applications and systems. The Company is also utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications. If required modifications to existing software and conversions to new software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

  The Company has initiated formal communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding the Year 2000 compliance status of their products. The Company contacted additional suppliers in the third quarter of 1998 and will continue to seek information from non-responsive suppliers in the fourth quarter of 1998. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Year 2000 compliant. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The Company is currently assessing its exposure to contingencies related to the Year 2000 Issue for the products it sells; however, it does not expect these to have a material impact on the operations of the Company.

  The Company's divisions are continuing to evaluate the Year 2000 issues that may impact the Company and are in different phases of assessment and completion. For example, the Company's Information Technology Management division is in the implementation phase of its Year 2000 efforts and the Manufacturing division, which includes wafer fabrication and wafer sort areas other than those in Asia, has completed a comprehensive physical inventory and has begun installing Year 2000 compliant upgrades in all areas. The Company anticipates completing the critical Year 2000 issues by the first half of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. The total expense of the Year 2000 project is currently estimated at approximately $35 million, which is not material to the Company's business operations or financial condition. The Company has not yet estimated all the Year 2000 costs, in particular those associated with engineering equipment used in the Company for product development. There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve in a timely manner any issues that may arise in these areas. Actual costs incurred through the end of the third quarter 1998 were approximately $5 million, the majority of which was expensed. The expenses of the Year 2000 project are being funded through operating cash flows.

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

     Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date, with a transition period lasting through January 1, 2002.

     The Company has initiated an assessment of the potential impact to the Company that may result from the euro conversion. The Company expects that the internal systems that will be affected by the initial introduction of the euro will be euro capable by January 1, 1999, and does not expect the costs of any system modification to be material. The Company does not expect that introduction and use of the euro will materially affect its foreign exchange activities, or its use of derivatives and other financial instruments, or will result in any material increase in costs to the Company. The Company will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition, as applicable.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-KA for the year ended December 28, 1997.


II.            Other Information

Item 1.        Legal Proceedings.

               The Company has been informed that a complaint was filed on July 31, 1998 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, as plaintiff, against 26 semiconductor companies, including the Company's subsidiary Vantis. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to "machine vision" and semiconductor processing technology. Based upon information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company.

               A notice dated October 14, 1998, was received by the Company from the United States Environmental Protection Agency (EPA) indicating that the EPA has determined the Company to be a potentially responsible party that had arranged for disposal of hazardous substances at a site located in Santa Barbara County, California. The Company believes that this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     27  Financial Data Schedule


(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter for which this report is filed:

     1. Current Report on Form 8-K dated July 8, 1998 reporting under Item 5 Other Events second quarter earnings.

     2. Current Report on Form 8-K dated July 20, 1998 reporting under Item 5 Other Events the strategic alliance between the Company and the Semiconductor Products Sector of Motorola.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly earned this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ADVANCED MICRO DEVICES, INC.



Date:    November 10, 1998                   By:  /s/ Fran Barton
         -----------------                       ----------------

                                                 Fran Barton
                                                 Senior Vice President and Chief
                                                 Financial Officer Signing on
                                                 behalf of the registrant and as
                                                 the principal accounting
                                                 officer

                   EXHIBIT INDEX
                   -------------
Exhibits
--------


27                 Financial Data Schedule