Form 10-K
period 1998-12-27
ADVANCED MICRO DEVICES INC
filed 1999-03-29
CIK 2488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.
  For the fiscal year ended December 27, 1998
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.
  For the transition period from               to

                         Commission File Number 1-7882

                         ADVANCED MICRO DEVICES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 94-1692300
                                          (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
   incorporation or organization)

           One AMD Place,                                 94086
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates as of March 1, 1999.

                                $2,665,120,199

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    146,161,636 shares as of March 1, 1999.

-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 27, 1998, are incorporated into Parts II and IV hereof.
(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1999, are incorporated into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis, NexGen, K86, K86 RISC SUPERSCALAR, AMD-K5, AMD-K6, AMD-K6-2, AMD-K6-III, AMD-K7, SLAC, 3DNow!, Nx586 and Nx686 are either our trademarks or our registered trademarks. Microsoft, MS-DOS, Windows, Windows 95, Windows 98 and Windows NT are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and Celeron is a trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

                                    PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

  The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results; anticipated cash flows; realization of net deferred tax assets; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to access external sources of capital; our ability to transition to new process technologies; our ability to increase unit shipments of microprocessors at higher speed grades; anticipated market growth; Year 2000 costs; the effect of foreign currency hedging transactions; the effect of adverse economic conditions in Asia; our new integrated manufacturing and design facility in Dresden, Germany (Dresden Fab
30); and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

General

  Advanced Micro Devices, Inc. was incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94086, and our telephone number is (408) 732-2400. Unless otherwise indicated, references to "AMD," "we" and "us" in this report include our subsidiaries.

  We are a semiconductor manufacturer with manufacturing facilities in the U.S., Europe and Asia and sales offices throughout the world. Our products include a wide variety of industry-standard integrated circuits (ICs) which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, personal computers (PCs) and workstations.

  For segment information with respect to sales, operating results and identifiable assets, refer to the information set forth in Note 9 of the Consolidated Financial Statements contained in our 1998 Annual Report to Stockholders.

  For a discussion of the risk factors related to our business operations, please see the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" sections set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 1998 Annual Report to Stockholders.

 The IC Industry

  The IC market has grown dramatically over the past ten years, driven primarily by the demand for electronic business and consumer products. Today, virtually all products involving electronics use ICs, including PCs and related peripherals, voice and data communications and networking products, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

  The market for ICs can be divided into separate markets for digital and analog devices. We participate primarily in the market for digital ICs. The three principal types of digital ICs used in most electronic systems are:

  . microprocessors, which are used for control and computing tasks;

  . memory circuits, which are used to store data and programming instructions; and

  . logic circuits, which are employed to manage the interchange and manipulation of digital signals within a system.

  A discussion of the principal parts of the digital IC market in which we participate follows.

 The Microprocessor Market

  The microprocessor, an IC generally consisting of millions of transistors, serves as the central processing unit, or brain, of a computer system. The microprocessor is typically the most critical component to the performance and efficiency of a PC. The microprocessor controls data flowing through the electronic system and manipulates such data as specified by the hardware or software which controls the system. In 1981, IBM introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation and utilizing the Microsoft(R) Corporation MS-DOS(TM) operating system. As circuit design and very large scale integration process technology have evolved, performance and functionality of each new generation of x86 microprocessors have increased.

  The microprocessor business is characterized by short product life cycles, intense price competition and rapid advances in product design and process technology. Today, the greatest demand for microprocessors is from PC manufacturers and, in particular, for microprocessors which are Microsoft Windows(R) compatible and are based on the x86 instruction set. Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have broadened the market for PCs and increased the demand for microprocessors. The microprocessor market is currently dominated by Intel.

  The establishment of hardware and software standards for PCs and the emergence of numerous PC suppliers have caused the PC industry to be extremely competitive, with short product life cycles, limited product differentiation and substantial price competition. To compete more effectively, most PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely either on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard. These suppliers are also increasingly outsourcing the design and manufacture of complete systems. The third-party manufacturers of these subsystems, based primarily in Asia, are focused on providing PCs and motherboards that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party manufacturers are also supplying fully configured PC systems through alternative distribution channels.

  Embedded processors are also an important segment of the microprocessor market. Embedded processors are general purpose devices used to carry out a single application with limited user interface and programmability. A system designed around an embedded processor usually cannot be programmed by an end user because the system is preprogrammed to execute a specific task. Key markets for embedded processors include telecommunications, networking, office automation, storage, automotive applications and industrial control.

 The Memory Market

  Memory ICs store data or programs and are characterized as either volatile or non-volatile. Volatile devices lose their stored information after electrical power is shut off, while non-volatile devices retain their stored information. The three most significant categories of semiconductor memory are
(1) Dynamic Random Access Memory (DRAM) and (2) Static Random Access Memory
(SRAM), both of which are volatile memories, and (3) non-volatile memory, which includes Read-Only Memory (ROM), Flash memory and Erasable Programmable Read-Only Memory (EPROM) devices. DRAM provides large capacity main memory, and SRAM provides specialized high-speed memory. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. We do not produce any DRAM products, which are the largest segment of the memory market, or SRAM products.

  Several factors have contributed to an increasing demand for memory devices in recent years, including:

  . the expanding unit sales of PCs in the business and consumer market segments;

  . the increasing use of PCs to perform memory-intensive graphics and multimedia functions;

  . the volume of memory required to support faster microprocessors;

  . the proliferation of increasingly complex PC software;

  . the increasing use of cellular phones; and

  . the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

  We believe that Flash memory devices are being utilized for an expanding range of uses. The ability of Flash memory devices to be electrically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as ROM or EPROM devices. Flash memory can be used to provide storage of control programs and system-critical data in communication devices such as cellular telephones and routers (devices used to transfer data between local area networks). Another common application for Flash memory is in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.

 The Logic Market

  Logic devices consist of structurally interconnected groupings of simple logical "AND" and logical "OR" functions, commonly described as "gates." Typically, complex combinations of individual gates are required to implement the specialized logic functions required for system applications. The greater the number of gates on a logic device, the higher that logic device's density and, in general, device cost (for a particular process and architecture). Logic devices are generally grouped into five families of products (from lowest density to highest density):

  . standard logic devices;

  . programmable logic devices (PLDs);

  . conventional gate-arrays;

  . standard cells; and

  . full custom ICs.

Conventional gate-arrays, standard cells and full-custom ICs are often referred to as application-specific ICs (ASICs).

  Many manufacturers of electronic systems are striving to develop new and increasingly complex products to rapidly address evolving market opportunities. Achievement of this goal often precludes the use of standard logic ICs and ASICs. Standard logic ICs generally perform simple functions and are not customizable, limiting a manufacturer's ability to adequately customize an end-product system. Although ASICs can be manufactured to perform customized functions, they generally involve relatively high initial design, engineering and manufacturing costs and significant design risks, and may increase an end-product's time to market. As a result, ASICs are generally limited to high-volume products, and products for which time to market may be less critical.

  Unlike ASICs and standard logic ICs, PLDs are standard products, purchased by system manufacturers in an unprogrammed or blank state. Each system manufacturer may then program the PLDs to perform a variety of specific logic functions. Certain PLDs, including ours, are reprogrammable. This means that the logic configuration can be modified after the device is initially programmed, and, sometimes, while the PLD remains in the end-product system. The programmable and reprogrammable characteristics of PLDs reduce the risk of inventory obsolescence for system designers and distributors. The risk is reduced because systems designers and distributors can stock a large number of standard PLDs that may be programmed for a variety of applications. In addition, system designers may make last minute design changes, reduce time to market and accelerate design cycle time. Compared to standard logic ICs and ASICs, PLDs allow system designers to more quickly design and implement custom logic.

  The PLD market consists primarily of three product categories, which can generally be distinguished by their density:

  . simple programmable logic devices (SPLDs);

  . complex programmable logic devices (CPLDs); and

  . field programmable gate arrays (FPGAs).

SPLDs, which have less than 1,000 gates, are considered low-density devices. In contrast, CPLDs which have up to 20,000 gates, and FPGAs, which have up to 100,000 gates, are considered high-density devices.

  SPLDs are typically based on common architectures that are familiar to most system designers and are supported by standard, widely available software tools. SPLDs are generally used in systems requiring simple logic functions. In contrast, CPLDs and FPGAs are typically based on proprietary architectures and require support from sophisticated software tools. In situations requiring complex logic functions, high-density PLDs can provide important advantages over a large cluster of low-density devices, including improved system speed, lower power requirements and lower cost. As the prices of high-density PLDs become more competitive, customers are increasingly migrating to CPLDs or FPGAs to address complex logic requirements and space constraints and to achieve power savings. We believe that a substantial portion of high-density PLD customers use both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost. PLDs are used in complex electronic systems, including telecommunications and networking systems, high performance computers and peripherals, video graphics and imaging systems, and instrumentation and test systems. PLDs are also used in a variety of consumer electronic devices, and in medical instrumentation and industrial control applications.

Business Groups; Products

  We participate in all three technology areas within the digital IC market-- memory circuits, logic circuits and microprocessors--through (1) our AMD segment, which consists of our three product groups--Computation Products Group (CPG), Memory Group and Communications Group; and (2) our Vantis segment, which consists of our programmable logic subsidiary, Vantis Corporation.

Computation Products Group

  CPG products ($1,257 million, or 50 percent, of our 1998 net sales) include microprocessors and core logic products, with the majority of CPG's net sales being derived from Microsoft Windows compatible microprocessors which are used primarily in PCs.

  In 1998, our most significant microprocessor product was the AMD-K6(R)-2 processor with 3DNow!(TM) technology, a sixth-generation microprocessor product and a member of the K86(TM) microprocessor family. The K86 microprocessors are based on Superscalar RISC architecture and are designed to be compatible with operating system software such as MS-DOS, Windows 3.X, Windows 95(R), Windows 98(R), Windows NT(R) and UNIX. We began volume shipments of the AMD-K6 microprocessor in the second quarter of 1997. The AMD-K6 microprocessor was designed to be competitive in performance to Intel's sixth-generation microprocessor, the Pentium(R) II, which was designed by Intel specifically for desktop PCs.

  In the first quarter of 1999, we introduced and began volume shipments of the AMD-K6-III processor with 3DNow! technology, our highest performance, sixth-generation K86 microprocessor for desktop PCs. Our introduction of the AMD-K6-III processor with 3DNow! technology also marked the debut of our new TriLevel Cache, an advanced cache memory architecture which improves overall PC performance in Windows compatible desktop PCs. The AMD-K6-III microprocessor was designed to be competitive in performance to the Pentium III, successor to the Intel Pentium II microprocessor.

  Our microprocessor business has in the past significantly impacted, and will continue in 1999 and 2000 to significantly impact, our revenues and profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments that we have made and continue to make related to microprocessors, depends upon the success of the AMD-K6 and AMD-K6-III microprocessors with 3DNow! technology, the AMD-K7(TM) microprocessor, which is our seventh-generation, Microsoft Windows compatible microprocessor planned for introduction by the end of the first half of 1999, and future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes.

  Intel has dominated the market for microprocessors used in PCs for a long time. Because of its dominant market position, Intel can set and control x86 microprocessor standards and, thus, dictate the type of product the market requires of Intel's competitors. In addition, Intel may vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors due to its financial strength and dominant position. Given Intel's industry dominance and brand strength, Intel's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and has impacted our margins. As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale.

  As Intel has expanded its dominance over the entirety of the PC system platform, many PC original equipment manufacturers (OEMs) have reduced their system development expenditures and have purchased microprocessors in conjunction with core logic chipsets or in assembled motherboards. PC OEMs are becoming increasingly dependent on Intel, less innovative on their own and more of a distribution channel for Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend upon companies other than Intel for the design and manufacture of chipsets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share. To compete with Intel in this market in the future, we intend to continue to form closer relationships with third-party designers and manufacturers of chipsets, motherboards, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities, and to offer OEMs licensed system designs incorporating our processors and companion products. We cannot be certain, however, that our efforts will be successful.

  Our AMD K-6 microprocessors are based on the Nx686 microprocessor developed by NexGen, Inc. (NexGen). NexGen was founded in 1986 to design and market high performance microprocessors. In September 1994, NexGen began shipping its Nx586 processor to customers. In October 1995, NexGen announced the Nx686 processor technology. However, NexGen never introduced an Nx686 or other sixth-generation product in the market. On January 17, 1996, we acquired NexGen in a tax-free reorganization in which NexGen was merged directly into AMD and all operations of NexGen were integrated into CPG. The merger was accounted for under the pooling-of-interests method.

Memory Group

  Memory Group products ($561 million, or 22 percent, of our 1998 net sales) include Flash memory devices and EPROMs.

  Flash Memory. Our Flash memory devices are used in cellular telephones, networking equipment and other applications which require memory to be non-volatile and rewritten. These Flash memory devices may be electrically rewritten. This feature provides greater flexibility and ease of use than EPROMs and other similar integrated circuits which cannot be electrically rewritten. Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to add and modify frequently called numbers and to allow manufacturers to preprogram firmware and other information. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information.

  Competition in the market for Flash memory devices is increasing as existing manufacturers introduce competitive products and industry-wide production capacity increases, and as Intel continues to aggressively price its Flash memory products. Almost all of our Flash memory devices are produced in Aizu-Wakamatsu, Japan through Fujitsu AMD Semiconductor Limited (FASL), our joint venture with Fujitsu Limited.

  EPROMs. EPROMs represent an older generation of erasable, programmable read-only memory technology which is used primarily in the electronic equipment industry. These devices are used in cellular telephones, wireless base stations, telecommunication switching equipment, automotive applications, PC hard disk drives, printer controllers, industrial machine controls and numerous other types of electronic equipment to store firmware which controls the equipment's operation. EPROMs are generally preferred over more expensive Flash memory devices in applications where end users do not need to reprogram the information stored on the IC. We believe the market for EPROMS, which is significantly smaller than the market for Flash memory devices, will continue to decline as EPROMs are replaced in various applications by Flash memory devices.

Communications Group

  Communications Group products ($519 million, or 20 percent, of our 1998 net sales) include telecommunication products, networking and input/output (I/O) products and embedded processors.

  Telecommunication Products. Our telecommunication products are used primarily in public communications infrastructure systems and cordless telephony applications. Specifically, the products are used in equipment such as central office switches, digital loop carriers, wireless local loop systems, private branch exchange (PBX) equipment and voice/data terminals. Among our more significant products for the communications market are our line card products. In modern telephone communications systems, voice communications are generally transmitted between the speaker and the central office switch in analog format, but are switched and transmitted over longer distances in digital format. Our subscriber line interface circuits (SLIC) for line cards connect the user's telephone wire to the telephone company's digital switching equipment. Our subscriber line audio processing circuits (SLAC(TM)) line cards are coder/decoders which convert analog voice signals to a digital format and back. Our non-cellular telephony products are used in digital cordless phones.

  Networking and I/0 Products. Our networking and I/O products are used in the data communication and internetworking industry to establish and manage connectivity. The products are used within PCs, workstations and printers as well as in network infrastructure equipment such as hubs, switches and routers.

  We supply ICs for business and consumer applications utilizing the 1-megabit-per-second, 10-megabit-per-second, 100-megabit-per-second and gigabit-per-second Ethernet local area network standards. We also offer ICs that work with central processing units to manage selected I/O functions such as small computer system interface disk drive controllers and communications devices. In addition, we supply products specially designed to add additional functions, improve performance and reduce costs in computer peripheral, interface or mass storage applications. These are generally special-purpose products which are designed for a specific application. In the case of some large customers, these products are tailored for specific customers' needs.

  Embedded Processors. Embedded processors are general purpose devices, which consist of an instruction control unit and an arithmetic and logic unit, and are used to carry out a single application with limited user interface and programmability. We also offer a line of C186 and C188 processors for use as embedded processors in hard disk drives. We offer an expanding range of embedded processors based upon x86 microprocessor technology for both communications as well as handheld computing applications. These embedded processors are derivative of the microprocessors we sell in PCs.

Vantis Corporation

  In 1997, we transferred our operations relating to the design, development and marketing of programmable logic devices (excluding bipolar products) to Vantis, a wholly owned subsidiary of AMD. Vantis does not fabricate any of the silicon wafers used in the production of its products. As a result, Vantis relies on us and others for manufacturing. In addition, Vantis relies on us for certain administrative and other services.

  Vantis products ($205 million, or 8 percent, of our 1998 net sales) include both complex and simple, high performance CMOS (complementary metal oxide semiconductor) PLDs.

  PLDs are standard products purchased by system manufacturers in an unprogrammed or blank state, which can be programmed by each system manufacturer to perform a variety of specific logic functions. Certain PLDs, including ours, are reprogrammable such that the logic configuration can be modified after the device is initially programmed, and, in many cases, while the PLD remains in the end-product system. PLDs are used by manufacturers of telecommunications and networking systems, computers and industrial and other electronic systems to reduce product development time and costs and to improve system performance and reliability.

  Vantis has developed a broad product line of low-density and high-density PLD products, including SPLDs and CPLDs, and is currently developing a new line of FPGA products. PLDs are used in complex electronic systems, including telecommunications and networking systems, high performance computers and peripherals, video graphics and imaging systems, and instrumentation and test systems. PLDs are also used in a variety of consumer electronic devices, and in medical instrumentation and industrial control applications.

  Customers utilizing PLDs generally use special software "fitters," usually provided by the suppliers of the PLDs, that allow electrical circuit designs to be implemented using CPLDs for FPGAs. Vantis provides its PLD customers with software fitters which it has developed internally or has licensed from third parties. In 1997, Vantis initiated efforts to internally manage and control the development and maintenance of software fitters for our products. However, Vantis is dependent on third parties for certain software that is bundled with Vantis' software for sale to customers. We cannot give any assurance that our efforts to internally develop and maintain the software needed to sell and support its products will be successful. If Vantis is unable to continue to obtain appropriate software and improvements from third parties, to license alternative software from another third party, or to successfully develop and maintain its own software internally, this could materially and adversely affect Vantis' business, including the timing of new or improved product introductions, which could have a material adverse effect on our business.

  In January 1999, we successfully completed a consent solicitation from registered holders of our $400,000,000 aggregate principal amount of 11 Percent Senior Secured Notes due 2003, which were issued pursuant to an indenture dated August 1, 1996 between AMD and United States Trust Company of New York (the Indenture). Upon receipt of the required consents, we adopted amendments to the Indenture which permit Vantis to adopt equity-based incentive plans for its directors, officers and employees. The amendments also modify certain restrictive covenants contained in the Indenture to permit, among other things, an initial public offering of all or any portion of our equity interests in Vantis or an issuance or exchange of Vantis' equity interests for interests in other entities without compliance with certain financial tests previously set forth in the Indenture.

Research and Development; Manufacturing Technology

  Our expenses for research and development were $567 million in 1998, $468 million in 1997 and $401 million in 1996. These expenses represented 22 percent of net sales in 1998, 20 percent of net sales in 1997 and 21 percent of net sales in 1996. Our research and development expenses are charged to operations as incurred. Most of our research and development personnel are integrated into the engineering staff.

  Manufacturing technology is the key determinant in the improvement in semiconductor products. Each new generation of process technology has resulted in products with higher speeds and greater performance produced at lower cost. We continue to make significant infrastructure investments to enable us to continue to achieve high volume, high reliability and low cost production using leading edge process technology.

  Our efforts concerning process technologies are focused in three major areas: logic technology used by our microprocessors and embedded processors; non-volatile memory technology used by Flash memory products; and programmable logic technology used in the Vantis programmable logic products. Our goals are to increase density and improve product performance, to increase the clock speed for microprocessor products and to reduce the access time for non-volatile memory products.

  In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used in the fabrication of our microprocessor products and in the fabrication of Flash memory devices. If we are not successful in our microprocessor and Flash memory businesses, we will be unable to recover such investments, which could have a material adverse effect on our business. In addition, if we are unable to remain competitive with respect to process technology we could be materially and adversely affected.

Competition

  The IC industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as successive generations of products are developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of ICs is based on:

  . performance;

  . product quality and reliability;

  . price;

  . adherence to industry standards;

  . software and hardware compatibility;

  . marketing and distribution capability;

  . brand recognition;

  . financial strength; and

  . ability to deliver in large volumes on a timely basis.

  In each particular market in which we participate, we face competition from different groups of companies. With respect to microprocessors, Intel holds a dominant market position. With respect to the Memory Group, our principal competitors are Intel, Sharp and Atmel. We compete to a lesser degree with Fujitsu, our joint venture partner in FASL. With respect to the Communications Group product lines, our principal competitors are SGS-Thomson Microelectronics N.V., Texas Instruments Incorporated, Siemens Corporation, NEC Corporation, LM Ericsson, Alcatel Alsthom, National Semiconductor, 3Com Corporation, Intel Corporation and Motorola, Inc. In Vantis' market, our principal competitors are Altera Corporation, Lattice Semiconductor Corporation, Xilinx, Inc. and other smaller companies focused on PLD development and production.

Manufacturing Facilities

  Our current IC manufacturing facilities are described in the chart set forth below:

                                                  Production       Approx.
                                 Wafer Size       Technology     Clean Room
   Facility Location         (Diameter in Inches) (in Microns) (Square Footage)
   -----------------         -------------------  -----------  ---------------
   Austin, TX
     Fab 25................           8              0.25          89,700
     Fab 15(/1/)...........           6              0.7           22,000
     Fab 14(/1/)...........           6           0.8 & 0.55       22,000
     Fab 10(/2/)...........           5              0.9           22,000
   Aizu-Wakamatsu, Japan
     FASL(/3/).............           8           0.35 & 0.5       70,000
     FASL II(/3/)..........           8              0.35          91,000
   Sunnyvale, CA
     SDC...................         6 & 8         0.18 & 0.25      42,500

--------
(1) We plan to consolidate the operations of Fab 14 and Fab 15 in 1999.
(2) Fab 10 decreased production levels and closed during 1998.
(3) We own 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

  In 1997, FASL completed construction of a second manufacturing facility in Aizu-Wakamatsu, Japan (FASL II) at a site contiguous to the existing FASL facility. In 1998, equipment was installed and production was initiated in FASL II. In addition, we commenced construction in the second quarter of 1997 of a manufacturing facility in Dresden, Germany (Dresden Fab 30), through AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD. At the end of 1997, we completed construction of the plant and administration building for Dresden Fab 30, and in 1998 we installed equipment in the building and began testing. We also have foundry arrangements for the production of our products by third parties.

  Our current assembly and test facilities are described in the chart set forth below:

                                                     Approx.
                                                 Assembly & Test
   Facility Location                             Square Footage     Activity
   -----------------                             --------------- ---------------
   Penang, Malaysia.............................     377,000     Assembly & Test
   Bangkok, Thailand............................      78,000     Assembly & Test
   Singapore....................................     162,000          Test

  In addition to the assembly and test facilities described above, we have constructed an additional assembly and test facility in Suzhou, China. We began operations in Suzhou in the first quarter of 1999. Foreign manufacturing and construction of foreign facilities entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if we were unable to assemble and test our products abroad, or if air transportation between the United States and our overseas facilities were disrupted, there could be a material adverse effect on our business.

  Certain Material Agreements. Set forth below are descriptions of certain material contractual relationships we have relating to FASL, Dresden Fab 30 and Motorola.

  FASL. In 1993, we formed a joint venture with Fujitsu, FASL, for the development and manufacture of Flash memory devices. Through FASL, the two companies have constructed and are operating an advanced IC manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The facility began volume production in the first quarter of 1995, and utilizes eight-inch wafer processing technologies capable of producing products with geometrics of 0.5 micron or smaller.

  In 1997, FASL completed construction of a second Flash memory device wafer fabrication facility, FASL II, at a site contiguous to the existing FASL facility. In 1998, equipment was installed and production was initiated in FASL II. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of December 27, 1998, we had loan guarantees of $81 million outstanding with respect to these loans. The planned FASL II costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

  In connection with FASL, AMD and Fujitsu have entered into various joint development, cross-license and investment arrangements. Accordingly, the companies are providing their product designs and process and manufacturing technologies to FASL. In addition, both companies are collaborating in developing manufacturing processes and designing Flash memory devices for FASL. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited both in scope and geographic areas. For instance, AMD and Fujitsu have cross-licensed their respective intellectual property to produce stand-alone Flash memory devices with geometrics of 0.5 micron or smaller within the joint venture. Furthermore, our ability to sell Flash memory products incorporating Fujitsu intellectual property, whether or not produced by FASL, is also limited in certain territories, including Japan and Asia (excluding Taiwan). Fujitsu is likewise limited in its ability to sell Flash memory devices incorporating our intellectual property, whether or not produced by FASL, in certain territories including the United States and Taiwan.

   Dresden Fab 30. AMD Saxony has constructed and is installing equipment in Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility located in Dresden, in the State of Saxony, Germany. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be approximately $1.9 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

  . equity, subordinated loans and loan guarantees from AMD;

  . loans of $989 million (denominated in deutsche marks) from a consortium of banks led by Dresdner Bank AG; and

  . capital investment grants and allowances, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

  The Dresden Loan Agreements, which were amended in February 1998 to reflect upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. The Dresden Loan Agreements also provide that we will:

  . provide interim funding to AMD Saxony if capital investment allowances or interest subsidies to be received by AMD Saxony are delayed;

  . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;

  . guarantee a portion of AMD Saxony's obligations under the Dresden Loan
    Agreements until Dresden Fab 30 has been completed;

  . fund certain contingent obligations, including project cost overruns, if any; and

  . make funds available to AMD Saxony, after completion of Dresden Fab 30, if AMD Saxony does not meet its fixed charge coverage ratio covenant.

  We completed construction of the plant and administration building for Dresden Fab 30 at the end of 1997. In 1998, we installed equipment in the building and began testing. The planned Dresden Fab 30 costs are denominated in deutsche marks and are, therefore, subject to change based on applicable conversion rates. We entered into foreign currency hedging transactions for Dresden Fab 30 in 1997 and 1998 and anticipate entering into additional such foreign currency hedging transactions in the first quarter of 1999 and in the future.

  Motorola. In 1998, we entered into an alliance with Motorola for the development of Flash memory and logic technology. The alliance includes a seven-year technology development and license agreement and a patent cross-license agreement. The agreements provide that we will co-develop with Motorola future generation logic process and embedded Flash technologies. The licenses to each generation of technology vary in scope relative to the contributions to technology development made by both companies. Subject to certain conditions, the companies will share:

  . ownership to jointly developed technology and any intellectual property rights relating to such technology;

  . development costs for mutually agreed upon facilities, tasks and technologies; and

  . foundry support.

  In addition, we will gain access to Motorola's semiconductor logic process technology, including copper interconnect technology. In exchange, we will develop and license to Motorola a Flash module design to be used in Motorola's future embedded Flash products. The licenses to logic process technologies granted to AMD may be subject to variable royalty rates, which are dependent on the technology transferred and subject to certain other conditions. Motorola will have additional rights, subject to certain conditions, to make stand-alone Flash devices, and to make and sell certain data networking devices. The rights to data networking devices may be subject to variable royalty payment provisions.

Marketing and Sales

  Our products are marketed and sold under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad (primarily Europe and Asia Pacific). We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by our competitors, including those products for which we are an alternate source. One of our OEMs, Compaq Computer Corporation, accounted for approximately 12 percent of 1998 net sales. No other single distributor or OEM customer accounted for 10 percent or more of net sales in 1998.

  Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally allow for the return of our products if the agreement with the distributor is terminated. The market for our products is generally characterized by, among other things, severe price competition. The price protection and return rights we offer to our distributors could materially and adversely affect us if there is an unexpected significant decline in the price of our products.

  Our international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates and exemptions for taxes and tariffs.

Raw Materials

  Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, a few foreign companies principally supply several types of the IC packages purchased by us, as well as by the majority of other companies in the semiconductor industry. Interruption of supply or increased demand in the industry could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on us. To date, we have not experienced significant difficulty in obtaining necessary raw materials.

Environmental Regulations

  We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Intellectual Property and Licensing

  We have been granted over 2,014 United States patents, and over 2,848 patent applications are pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions as we deem appropriate.

  In January of 1995, we reached an agreement with Intel to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, we signed a five-year, comprehensive cross-license agreement with Intel which expires on December 31, 2000. The agreement provides that after December 20, 1999, the parties will negotiate in good faith a patent cross-license agreement to be effective on January 1, 2001. The existing cross-license agreement gives AMD and Intel the right to use each others' patents and certain copyrights, including copyrights to the x86 instruction sets but excluding other microprocessor microcode copyrights. The cross-license is royalty-bearing for our products that use certain Intel technologies. We are required to pay Intel minimum non-refundable royalties during the years 1997 through 2000.

  In addition, we have entered into numerous cross-licensing and technology exchange agreements with other companies under which they both transfer and receive technology and intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot give any assurance that we will be able to protect our technology or other intellectual property adequately or that competitors will not be able to develop similar technology independently. We cannot give any assurance that any patent applications that we may file will be issued or that foreign intellectual property laws will protect our intellectual property rights. We cannot give any assurance that any patent licensed by or issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, we cannot give any assurance that others will not independently develop similar products, duplicate our products or design around our patents and other rights.

  From time to time, we have been notified that we may be infringing intellectual property rights of others. If any claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. We could decide, in the alternative, to resort to litigation to challenge these claims. These challenges could be extremely expensive and time-consuming and could materially and adversely affect us. We cannot give any assurance that all necessary licenses can be obtained on satisfactory terms, or that litigation may always be avoided or successfully concluded.

Backlog

  We manufacture and market standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. Generally, in light of current industry practice and experience, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

  On January 24, 1999, we employed approximately 13,800 employees, none of whom are represented by collective bargaining arrangements. We believe that our relationship with our employees is generally good.

ITEM 2. PROPERTIES

  Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 3.3 million square feet and are located in Sunnyvale, California and Austin, Texas. Over 2.3 million square feet of this space is in buildings we own.

  We lease property containing two buildings with an aggregate of approximately 360,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). The lease term ends in December 2018. In 1993, we entered into a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used by the product groups as engineering offices and laboratory facilities. In addition, we entered into lease agreements for approximately 83,950 square feet, also located adjacent to One AMD Place (the Vantis Facility). Vantis relocated to the Vantis Facility in the first half of 1998.

  We also own or lease facilities containing approximately 997,429 square feet for our operations in Malaysia, Thailand and Singapore. We lease approximately 15 acres of land in Suzhou, China for our assembly and test facility. In 1996, we acquired approximately 103 acres of land in Dresden, Germany for Dresden Fab 30. Dresden Fab 30 is encumbered by a lien securing borrowings of AMD Saxony. Fab 25 is encumbered by a lien securing our $400 million of Senior Secured Notes and our $400 million syndicated bank loan agreement.

  We lease 37 sales offices in North America, 10 sales offices in Asia Pacific, 12 sales offices in Europe and one sales office in South America for our direct sales force. These offices are located in cities in major electronics markets where concentrations of our customers are located.

  Leases covering our facilities expire over terms of generally one to twenty years. We currently do not anticipate significant difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

ITEM 3. LEGAL PROCEEDINGS

  1. Environmental Matters. Since 1981, we have discovered, investigated and begun remediation of three sites where releases from underground chemical tanks at our facilities in Santa Clara County, California, adversely affected the groundwater. The chemicals released into the groundwater were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which we no longer use) has been identified as a probable carcinogen.

  In 1991, we received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region relating to the three sites. One of the orders named us as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. In January 1999, we entered into a settlement agreement with Philips whereby Philips will assume costs allocated to us under this order, although we would be responsible for these costs in the event that Philips does not fulfill its obligations under the settlement agreement. Another of the orders named us as well as National Semiconductor Corporation.

  The three sites in Santa Clara County are on the National Priorities List (Superfund). If we fail to satisfy federal compliance requirements or inadequately performs the compliance measures, the government (1) can bring an action to enforce compliance or (2) can undertake the desired response actions itself and later bring an action to recover its costs, and penalties, which is up to three times the costs of clean-up activities, if appropriate. The statute of limitations has been tolled on the claims of landowners adjacent to the Santa Clara County Superfund sites for causes of action such as negligence, nuisance and trespass.

  We have computed and recorded the estimated environmental liability in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The amount of environmental charges to earnings has not been material during any of the last three fiscal years. We believe that the potential liability, if any, in excess of amounts already accrued with respect to the foregoing environmental matters will not have a material adverse effect on our business.

  We received a notice dated October 14, 1998 from the Environmental Protection Agency (EPA) indicating that the EPA has determined AMD to be a potentially responsible party that arranged for disposal of hazardous substances at a site located in Santa Barbara County, California. We believe that this matter will not have a material adverse effect on our business.

  2. McDaid v. Sanders, et al. (Case No. C-95-20750-JW, N.D. Cal.); Kozlowski, et al. v. Sanders, et al. (Case No. C-95-20829-JW, N.D. Cal.). The McDaid and Kozlowski complaints were filed in November 1995. Both actions allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, against AMD and certain individual officers and directors of AMD, and purportedly were filed on behalf of all persons who purchased or otherwise acquired our common stock during the period April 11, 1995 through September 25, 1995. We entered into a Memorandum of Understanding, which settled the litigation for $11.5 million. Our Board of Directors approved the settlement on April 30, 1998. The Federal Court approved the settlement on November 2, 1998 and dismissed the case.

  3. Advanced Micro Devices, Inc. v. Altera Corporation (Case No. C-94-20567-RMW, N. D. Cal.). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to AMD's and Altera Corporation's PLDs. In a trial held in May 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held in August 1997, the Court held that Altera is licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against us. The Court determined that we are licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees in November 1997. We then filed, and the Court granted, a motion to stay determination of the attorneys' fees motion until resolution of its appeal. We have filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of our eight patents-in-suit. Both parties filed briefs and the Federal Court of Appeal heard oral argument on our appeal on November 3, 1998. Based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

  4. Lemelson Medical, Education & Research Foundation, Limited
Partnership. We have been informed that a complaint was filed on July 31, 1998 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, as plaintiff, against 26 semiconductor companies, including our subsidiary, Vantis. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to "machine vision," "automatic identification," "LOCOS" and "beam processing" technology. At this time, Vantis has been dismissed without prejudice. A license agreement between AMD and the Lemelson Foundation was successfully negotiated and signed in the first quarter of 1999 that protects Vantis from this case being refiled against it.

  5. Ellis Investment Co., Ltd. v. Advanced Micro Devices, Inc., et al. (Case No. C-99-01102-BZ, N.D. Cal.). This class action complaint was filed against AMD and an individual officer of AMD on March 10, 1999. The complaint alleges that we made misleading statements about the design and production of the AMD-K6 microprocessor in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff seeks to represent a class comprised of all persons who purchased our common stock during the period from November 12, 1998 through March 8, 1999. The complaint seeks unspecified damages, costs and fees. Following the filing of this complaint, several law firms published press releases announcing that they also had filed, or intend to file, substantially similar class action complaints. As of March 12, 1999, we had not seen or been served with those complaints. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

  6. Other Matters. We are a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock (symbol AMD) is listed on the New York Stock Exchange. The information regarding market price range, dividend information and number of holders of our common stock appearing under the captions "Supplementary Financial Data" and "Financial Summary" on pages 46 and 47 of our 1998 Annual Report to Stockholders is incorporated herein by reference.

  During 1998, we did not make any sales of our equity securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The information regarding selected financial data for the fiscal years 1994 through 1998, under the caption "Financial Summary" on page 47 of our 1998 Annual Report to Stockholder is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 23 of our 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The information appearing under the caption "Quantitative and Qualitative Disclosure about Market Risk" on pages 12 and 13 of our 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements at December 27, 1998 and December 28, 1997 and for each of the three years in the period ended December 27, 1998, and the report of independent auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 27, 1998, appearing on pages 24 through 45 of our 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the captions "Item 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 1999 (1999 Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the caption "Directors' Fees and Expenses" and under the main caption "Committees and Meetings of the Board of Directors," and the information under the captions "Executive Compensation," "Employment Agreements and Compensation Agreements" and "Change in Control Arrangements" in our 1999 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the captions "Principal Stockholders" and "Stock Owned by Directors, Director Nominees and Named Executive Officers" in our 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption "Certain Relationships and Related Party Transactions" in our 1999 Proxy Statement is incorporated herein by reference.

  With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 1999 Proxy Statement, our 1999 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graphs" in our 1999 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                                Page References
                                                               -----------------
                                                                    1998 Annual
                                                               Form  Report to
                                                               10-K Stockholders
                                                               ---- ------------
   Report of Ernst & Young LLP, Independent Auditors..........  --        45
   Consolidated Statements of Operations for the three years
    in the period ended December 27, 1998.....................  --        24
   Consolidated Balance Sheets at December 27, 1998 and
    December 28, 1997.........................................  --        25
   Consolidated Statements of Stockholders' Equity for the
    three years in the period ended December 27, 1998.........  --        26
   Consolidated Statements of Cash Flows for the three years
    in the period ended December 27, 1998.....................  --        27
   Notes to Consolidated Financial Statements.................  --     28-44

2. Financial Statement Schedule

  The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                                Page References
                                                               -----------------
                                                                    1998 Annual
                                                               Form  Report to
                                                               10-K Stockholders
                                                               ---- ------------
   Schedule for the three years in the period ended December
    27, 1998:
    Schedule II Valuation and Qualifying Accounts............. S-1       --

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit
Number                              Description Of Exhibits
-------                             -----------------------
 2.1     Agreement and Plan of Merger dated October 20, 1995, as amended, between AMD and NexGen, Inc., filed as Exhibit 2 to AMD's Quarterly Report for the period ended October 1, 1995, and as Exhibit 2.2 to AMD's Current Report on
         Form 8-K dated January 17, 1996, is hereby incorporated by reference.

Exhibit
Number                              Description Of Exhibits
-------                             -----------------------
  2.2    Amendment No. 2 to the Agreement and Plan of Merger, dated January 11, 1996, between AMD and NexGen, Inc., filed as Exhibit 2.2 to AMD's Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.
  3.1    Certificate of Incorporation, as amended, filed as Exhibit 3.1 to AMD's
         Quarterly Report on Form 10-Q for the period ended July 2, 1995, is hereby incorporated by reference.
  3.2    By-Laws, as amended, filed as Exhibit 3.2 to AMD's Quarterly Report on Form
         10-Q for the period ended March 29, 1998, is hereby incorporated by reference.
  4.1    Form of AMD 11 Percent Senior Secured Notes due August 1, 2003, filed as
         Exhibit 4.1 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
 4.2(a)  Indenture, dated as of August 1, 1996, between AMD and United States Trust
         Company of New York, as trustee, filed as Exhibit 4.2 to AMD's Current
         Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
 4.2(b)  First Supplemental Indenture, dated as of January 13, 1999, between AMD and
         United States Trust Company of New York, as trustee.
  4.3    Intercreditor and Collateral Agent Agreement, dated as of August 1, 1996, among United States Trust Company of New York, as trustee, Bank of America
         NT&SA, as agent for the banks under the Credit Agreement of July 19, 1996, and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.3 to AMD's Current
         Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.4    Payment, Reimbursement and Indemnity Agreement, dated as of August 1, 1996, between AMD and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.4 to
         AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.5    Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of August 1, 1996, among AMD, as grantor, IBJ Schroder Bank & Trust
         Company, as grantee, and Shelley W. Austin, as trustee, filed as Exhibit 4.5 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.6    Security Agreement, dated as of August 1, 1996, among AMD and IBJ Schroder
         Bank & Trust Company, as agent for United States Trust Company of New York, as trustee, and Bank of America NT&SA, as agent for banks, filed as Exhibit
         4.6 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.7    Lease, Option to Purchase and Put Option Agreement, dated as of August 1,
         1996, between AMD, as lessor, and AMD Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to AMD's Current Report on Form 8-K dated August 13,
         1996, is hereby incorporated by reference.
  4.8    Reciprocal Easement Agreement, dated as of August 1, 1996, between AMD and
         AMD Texas Properties, LLC, filed as Exhibit 4.8 to AMD's Current Report on
         Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.9    Sublease Agreement, dated as of August 1, 1996, between AMD, as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to AMD's
         Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
  4.10   Indenture, dated as of May 8, 1998, by and between AMD and The Bank of New
         York, as trustee, filed as Exhibit 4.1 to AMD's Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.
  4.11   Officers' Certificate, dated as of May 8, 1998, filed as Exhibit 4.2 to
         AMD's Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

Exhibit
Number                              Description Of Exhibits
-------                             -----------------------
  4.12   Form of 6 Percent Convertible Subordinated Note due 2005, filed as Exhibit
         4.3 to AMD's Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.
  4.13   AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD's long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.
 *10.1   AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to AMD's
         Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.2   AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD's
         Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.3   AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD's
         Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 *10.4   AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.4 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26,
         1993, is hereby incorporated by reference.
 *10.6   Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD's Annual
         Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
 *10.7   Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to AMD's Registration Statement on Form S-8 (No. 33-26266), is hereby incorporated by reference.
 *10.8   AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to
         AMD's Annual Report on Form 10-K for the fiscal year ended December 26,
         1993, is hereby incorporated by reference.
 *10.9   Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD's Annual
         Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
 *10.10  Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to AMD's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.
 *10.11  AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.11 to AMD's
         Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.
 *10.12  Employment Agreement dated September 29, 1996, between AMD and W. J. Sanders
         III, filed as Exhibit 10.11(a) to AMD's Quarterly Report on Form 10-Q for
         the period ended September 29, 1996, is hereby incorporated by reference.
 *10.13  Management Continuity Agreement between AMD and W. J. Sanders III, filed as
         Exhibit 10.14 to AMD's Annual Report on Form 10-K for the fiscal year ended
         December 29, 1991, is hereby incorporated by reference.
 *10.14  Bonus Agreement between AMD and Richard Previte, filed as Exhibit 10.14 to
         AMD's Quarterly Report on Form 10-Q for the period ended June 28, 1998, is hereby incorporated by reference.
 *10.15  Executive Bonus Plan, as amended, filed as Exhibit 10.16 to AMD's Annual
         Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

  Exhibit
  Number                               Description Of Exhibits
  -------                              -----------------------
   *10.16   AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD's Quarterly
            Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.
   *10.17   Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD's Annual
            Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.
   *10.18   Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
   *10.19   Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to
            AMD's Annual Report on Form 10-K for the fiscal year ended December 31,
            1989, is hereby incorporated by reference.
   10.20    Intellectual Property Agreements with Intel Corporation, filed as Exhibit
            10.21 to AMD's Annual Report on Form 10-K for the fiscal year ended December
            29, 1991, are hereby incorporated by reference.
   *10.21   Form of Indemnification Agreements with former officers of Monolithic
            Memories, Inc., filed as Exhibit 10.22 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.
   *10.22   Form of Management Continuity Agreement, filed as Exhibit 10.25 to AMD's
            Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.
 **10.23(a) Joint Venture Agreement between AMD and Fujitsu Limited, filed as Exhibit
            10.27(a) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the
            fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(b) Technology Cross-License Agreement between AMD and Fujitsu Limited, filed as
            Exhibit 10.27(b) to AMD's Amendment No. 1 to its Annual Report on Form 10-K
            for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(c) AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit
            10.27(c) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the
            fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(d) Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as
            Exhibit 10.27(d) to AMD's Amendment No. 1 to its Annual Report on Form 10-K
            for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(e) First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as Exhibit 10.23(e) to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.
  10.23(f)  Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23 (f) to AMD's Annual Report on Form 10-K for the
            fiscal year ended December 29, 1996, is hereby incorporated by reference.
 **10.23(g) Joint Venture License Agreement between AMD and Fujitsu Limited, filed as
            Exhibit 10.27(e) to AMD's Amendment No. 1 to its Annual Report on Form 10-K
            for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(h) Joint Development Agreement between AMD and Fujitsu Limited, filed as
            Exhibit 10.27(f) to AMD's Amendment No. 1 to its Annual Report on Form 10-K
            for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
 **10.23(i) Fujitsu Joint Development Agreement Amendment, filed as Exhibit 10.23(g) to
            AMD's Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

  Exhibit
  Number                               Description Of Exhibits
  -------                              -----------------------
   10.24(a) Credit Agreement, dated as of July 19, 1996, among AMD, Bank of America
            NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.1 to AMD's Current
            Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
   10.24(b) First Amendment to Credit Agreement, dated as of August 7, 1996, among AMD
            Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank
            N.V., as syndication agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as Exhibit 99.2 to AMD's
            Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.
   10.24(c) Second Amendment to Credit Agreement, dated as of September 9, 1996, among
            AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO
            Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as Exhibit 10.24(b) to
            AMD's Quarterly Report on Form 10-Q for the period ended September 29,1996, is hereby incorporated by reference.
   10.24(d) Third Amendment to Credit Agreement, dated as of October 1, 1997, among AMD,
            Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank
            N.V., as syndicated agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as Exhibit 10.24(d) to
            AMD's Quarterly Report on Form 10-Q for the period ended September 28, 1997, is hereby incorporated by reference.
   10.24(e) Fourth Amendment to Credit Agreement, dated as of January 26, 1998, among
            AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO
            Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as Exhibit 10.24(e) to
            AMD's Annual Report on Form 10-K for the fiscal year ended December 28,
            1997, is hereby incorporated by reference.
   10.24(f) Fifth Amendment to Credit Agreement, dated as of February 26, 1998, among
            AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO
            Bank, N.V., as syndicated agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as Exhibit 10.24(f) to
            AMD's Annual Report on Form 10-K for the fiscal year ended December 28,
            1997, is hereby incorporated by reference.
   10.24(g) Sixth Amendment to Credit Agreement, dated as of June 30, 1998, among AMD,
            Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank
            N.V., as syndicated agent and lender, and Canadian Imperial Bank of
            Commerce, as documentation agent and lender, filed as exhibit 10.24(g) to
            AMD's Current Report on Form 8-K dated July 8, 1998, is hereby incorporated by reference.
***10.25    Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.
***10.26    Patent License Agreement, dated as of October 1, 1998, between AMD and
            Motorola, Inc.
   10.27    Lease Agreement, dated as of December 22, 1998, between AMD and Delaware
            Chip LLC.
  *10.28(a) AMD Executive Savings Plan (Amendment and Restatement, effective as of
            August 1, 1993), filed as Exhibit 10.30 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
  *10.28(b) First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD's Annual
            Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

 Exhibit
  Number                              Description Of Exhibits
 -------                              -----------------------
 *10.28(c) Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD's Annual
           Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
 *10.29    Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD's
           Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
 *10.30    Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to
           AMD's Annual Report on Form 10-K for the fiscal year ended December 26,
           1993, is hereby incorporated by reference.
 *10.31    Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as
           Exhibit 4.3 to AMD's Registration Statement on Form S-8 (No. 33-46577), are
           hereby incorporated by reference.
 *10.32    1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD's
           Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.
 *10.33    AMD 1998 Stock Incentive Plan.
 *10.34    Form of indemnification agreements with current officers and directors of
           AMD, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the
           fiscal year ended December 25, 1994, is hereby incorporated by reference.
 *10.35    Agreement to Preserve Goodwill dated January 15, 1996, between AMD and S.
           Atiq Raza, filed as Exhibit 10.36 to AMD's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1995, is hereby incorporated by reference.
 *10.36    1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.36 to AMD's
           Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.
**10.37    Patent Cross-License Agreement dated December 20, 1995, between AMD and
           Intel Corporation, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.
  10.38    Contract for Transfer of the Right to the Use of Land between AMD (Suzhou)
           Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd.,
           filed as Exhibit 10.39 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.
 *10.39    NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-
           Effective Amendment No. 1 on Form S-8 to AMD's Registration Statement on
           Form S-4 (No. 33-64911), is hereby incorporated by reference.
 *10.40    1995 Stock Plan of NexGen, Inc. (assumed by AMD), as amended, filed as
           Exhibit 10.37 to AMD's Quarterly Report on Form 10-Q for the period ended
           June 30, 1996, is hereby incorporated by reference.
 *10.41    Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen,
           Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
  10.42    Series E Preferred Stock Purchase Warrant of NexGen, Inc. issued to
           PaineWebber Incorporated, filed as Exhibit 10.14 to the Registration
           Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
  10.43    Series F Preferred Stock Purchase Warrant of NexGen, Inc., filed as Exhibit
           10.15 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-
           90750), is hereby incorporated by reference.

  Exhibit
   Number                                Description Of Exhibits
  -------                                -----------------------
  10.44       Series G Preferred Stock Purchase Warrant of NexGen, Inc., filed as Exhibit
              10.16 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-
              90750), is hereby incorporated by reference.
**10.45       Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated
              June 2, 1994, filed as Exhibit 10.17 to the Registration Statement of
              NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
 *10.46       Letter Agreement dated as of September, 1988, between NexGen, Inc. and S.
              Atiq Raza, First Promissory Note dated October 17, 1988, and Second
              Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750),
              are hereby incorporated by reference.
  10.47       Series B Preferred Stock Purchase Warrant of NexGen, Inc. issued to Kleiner,
              Perkins, Caufield and Byers IV, as amended, filed as Exhibit 10.23 to the
              Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.
**10.48(a)    C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between
              AMD and IBM Corporation, filed as Exhibit 10.48 to AMD's Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.
**10.48(b)    Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement,
              dated as of February 23, 1997, between AMD and International Business
              Machine Corporation, filed as Exhibit 10.48(a) to AMD's Quarterly Report on
              Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
**10.49(a)    Design and Build Agreement dated November 15, 1996, between AMD Saxony
              Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to
              AMD's Annual Report on Form 10-K for the fiscal year ended December 29,
              1996, is hereby incorporated by reference.
  10.49(b)    Amendment to Design and Build Agreement dated January 16, 1997, between AMD
              Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit
              10.49(b) to AMD's Annual Report on Form 10-K for the fiscal year ended
              December 29, 1996, is hereby incorporated by reference.
**10.50(a-1)  Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11,
              1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner
              Bank Luxemborg S.A., filed as Exhibit 10.50(a) to AMD's Quarterly Report on
              Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
**10.50(a-2)  Supplemental Agreement to the Syndicated Loan Agreement dated February 6,
              1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner
              Bank Luxemborg S.A., filed as Exhibit 10.50(a-2) to AMD's Annual Report on
              Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
**10.50(b)    Determination Regarding the Request for a Guarantee by AMD Saxony
              Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD's Quarterly Report on
              Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
**10.50(c)    AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner
              Bank AG, filed as Exhibit 10.50(c) to AMD's Quarterly Report on Form 10-Q
              for the period ended March 30, 1997, is hereby incorporated by reference.
**10.50(d)    Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit
              10.50(d) to AMD's Quarterly Report on Form 10-Q for the period ended March
              30, 1997, is hereby incorporated by reference.

  Exhibit
   Number                                Description Of Exhibits
  -------                                -----------------------
  10.50(e)    AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, Saxony
              Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD's
              Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 10.50(f-1)   Sponsors' Support Agreement, dated as of March 11, 1997, among AMD, AMD
              Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD's
              Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 10.50(f-2)   First Amendment to Sponsors' Support Agreement, dated as of February 6,
              1998, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as
              Exhibit 10.50(f-2) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
 10.50(g-1)   Sponsors' Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony
              Holding GmbH and Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to
              AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 10.50(g-2)   First Amendment to Sponsors' Loan Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
  10.50(h)    Sponsors' Subordination Agreement, dated as of March 11, 1997, among AMD,
              AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG,
              filed as Exhibit 10.50(h) to AMD's Quarterly Report on Form 10-Q for the
              period ended March 30, 1997, is hereby incorporated by reference.
  10.50(i)    Sponsors' Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony
              Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD's
              Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 **10.50(j)   AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD's Quarterly
              Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 **10.50(k)   AMD Holding Research, Design and Development Agreement, dated as of March
              11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k)
              to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
**10.50(l-1)  AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between
              AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit
              10.50(l) to AMD's Quarterly Report on Form 10-Q for the period ended March
              30, 1997, is hereby incorporated by reference.
 10.50(l-2)   First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of
              February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony
              Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD's Annual Report on
              Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
 **10.50(m)   AMD Saxonia Research, Design and Development Agreement, dated as of March
              11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH,
              filed as Exhibit 10.50(m) to AMD's Quarterly Report on Form 10-Q for the
              period ended March 30, 1997, is hereby incorporated by reference.
  10.50(n)    License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD's
              Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

   Exhibit
   Number                                Description Of Exhibits
   -------                               -----------------------
   10.50(o)   AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD
              Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD's
              Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 **10.50(p-1) ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony
              Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD's Quarterly Report on
              Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.
 **10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD
              Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD's Annual
              Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.
      13      1998 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts II and IV of this annual report.
      21      List of AMD subsidiaries.
      23      Consent of Ernst & Young LLP, Independent Auditors, refer to page F-2 herein.
      24      Power of Attorney.
      27      Financial Data Schedule.

  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).
 **Confidential treatment has been granted as to certain portions of these
    Exhibits.
***Confidential treatment has been requested as to certain portions of these Exhibits.

  AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.

(b) Reports on Form 8-K.

  A Current Report on Form 8-K dated October 23, 1998 reporting under Item 5-- Other Events was filed announcing AMD's third quarter earnings.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MICRO DEVICES, INC.
                                          Registrant
March 26, 1999

                                                   /s/ Francis P. Barton
                                          By: _________________________________
                                                     Francis P. Barton
                                                Senior Vice President and
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ W. J. Sanders III*        Chairman of the Board and     March 26, 1999
____________________________________ Chief Executive Officer
         W. J. Sanders III           (Principal Executive
                                     Officer)

       /s/ Francis P. Barton*        Senior Vice President and     March 26, 1999
____________________________________ Chief Financial Officer
         Francis P. Barton           (Principal Financial
                                     Officer)

        /s/ Friedrich Baur*          Director                      March 26, 1999
____________________________________
           Friedrich Baur

      /s/ Charles M. Blalack*        Director                      March 26, 1999
____________________________________
         Charles M. Blalack

         /s/ R. Gene Brown*          Director                      March 26, 1999
____________________________________
           R. Gene Brown

        /s/ Richard Previte*         Director, President and Co-   March 26, 1999
____________________________________ Chief Operating Officer
          Richard Previte

         /s/ S. Atiq Raza*           Director, Co-Chief Operating  March 26, 1999
____________________________________ Officer and Chief Technical
            S. Atiq Raza             Officer

          /s/ Joe L. Roby*           Director                      March 26, 1999
____________________________________
            Joe L. Roby

       /s/ Leonard Silverman*        Director                      March 26, 1999
____________________________________
         Leonard Silverman

*By: /s/ Francis P. Barton                                         March 26, 1999
    ________________________________
        (Francis P. Barton,
         Attorney-in-Fact)

                         ADVANCED MICRO DEVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                            ITEM 14(a) (1) and (2)

The information under the following captions, which is included in AMD's 1998 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:

                                                                Page References
                                                               -----------------
                                                                    1998 Annual
                                                               Form  Report to
                                                               10-K Stockholders
                                                               ---- ------------
   Report of Ernst & Young LLP, Independent Auditors..........  --        45
   Consolidated Statements of Operations for the three years
    in the period ended December 27, 1998.....................  --        24
   Consolidated Balance Sheets at December 27, 1998 and
    December 28, 1997.........................................  --        25
   Consolidated Statements of Stockholders' Equity for the
    three years in the period ended December 27, 1998.........  --        26
   Consolidated Statements of Cash Flows for the three years
    in the period ended December 27, 1998.....................  --        27
   Notes to Consolidated Financial Statements.................  --     28-44
   Schedule for the three years in the period ended December
    27, 1998:
    Schedule II Valuation and Qualifying Accounts............. F-3        --

   All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, our 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc. of our report dated January 12, 1999 except for the third paragraph of Note 14, as to which the date is March 12, 1999, included in the 1998 Annual Report to Stockholders of Advanced Micro Devices, Inc.

Our audits also included the financial statement schedule of Advanced Micro Devices, Inc. listed in Item 14(a). This schedule is the responsibility of the management of Advanced Micro Devices, Inc. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-16095) pertaining to the Advanced Micro Devices, Inc. 1987 Restricted Stock Award Plan; in the Registration Statement on Form S-8 (No. 33-39747) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan; in the Registration Statements on Form S-8 (Nos. 33-10319, 33-36596 and 33-46578) pertaining to the Advanced Micro Devices, Inc. 1982 and 1986 Stock Option Plans and the 1980 and 1986 Stock Appreciation Rights Plans; in the Registration Statements on Form S-8 (Nos. 33-46577 and 33-55107) pertaining to the Advanced Micro Devices, Inc. 1992 Stock Incentive Plan; in the Registration Statements on Form S-8 (Nos. 333-00969 and 333-33855) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan and to the 1995 Stock Plan of NexGen, Inc.; in the Registration Statements on Form S-8 (Nos. 333-04797 and 333-57525) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan; in the Registration Statement on Form S-8 (No. 333-68005) pertaining to the Advanced Micro Devices, Inc. 1998 Stock Incentive Plan; in the Registration Statement on Form S-3 (No. 333-47243), as amended, pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.; in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-95888) pertaining to the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan; in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-92688) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc.; in Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc., the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan; and in Post-Effective Amendment No. 2 on Form S-3 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to common stock issuable to certain warrantholders of our report dated January 12, 1999 except for the third paragraph of Note 14, as to which the date is March 12, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.

                                                          /s/ Ernst & Young LLP

San Jose, California
March 26, 1999

                                                                     SCHEDULE II

                          ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

     Years Ended December 29, 1996, December 28, 1997 and December 27, 1998

                                               Additions
                                                Charged
                                              (Reductions
                                     Balance   Credited)                Balance
                                    Beginning     to                    End of
                                    of Period Operations  Deductions(1) Period
                                    --------- ----------- ------------- -------
Allowance for doubtful accounts:
  Years ended:
    December 29, 1996..............  $15,618    $2,000       $(7,809)   $ 9,809
    December 28, 1997..............    9,809     1,500           (88)    11,221
    December 27, 1998..............   11,221     1,498           (56)    12,663

--------
(1) Accounts (written off) recovered, net.

                                                                      AMD-22315A