Form 10-Q
period 1999-03-28
ADVANCED MICRO DEVICES INC
filed 1999-05-12
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 28, 1999
                                    -----------------------

                                      OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number            1-7882
                      -----------------------------

                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  94-1692300
--------------------------------           ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                          94086
-----------------------------------------------           --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                             Yes   X     No
                                _______    _______

The number of shares of $0.01 par value common stock outstanding as of April 19, 1999: 146,584,830.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I.  Financial Information
         ---------------------
                                                                                              Page No.
                                                                                              --------

         Item 1.   Financial Statements

                   Condensed Consolidated Statements of Operations--
                     Quarters Ended March 28, 1999 and March 29, 1998                             3

                   Condensed Consolidated Balance Sheets--
                     March 28, 1999 and December 27, 1998                                         4

                   Condensed Consolidated Statements of Cash Flows--
                     Three Months Ended March 28, 1999 and March 29, 1998                         5

                   Notes to Condensed Consolidated Financial Statements                           6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                   13

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    38

Part II. Other Information
         -----------------

         Item 1.   Legal Proceedings                                                             38

         Item 2.   Changes in Securities and Use of Proceeds                                     39

         Item 6.   Exhibits and Report on Form 8-K                                               40

         Signature                                                                               41
         ---------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


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


                                                                                  Quarter Ended
                                                                   ---------------------------------------------
                                                                          March 28,                March 29,
                                                                             1999                     1998
                                                                   ---------------------      ---------------------

Net sales                                                                     $ 631,593               $ 540,856

Expenses:
     Cost of sales                                                              450,431                 423,591
     Research and development                                                   159,946                 128,120
     Marketing, general and administrative                                      127,310                  88,214
     Restructuring and other special charges                                     15,016                       -
                                                                       -----------------        ----------------
                                                                                752,703                 639,925
                                                                       -----------------        ----------------

Operating loss                                                                 (121,110)                (99,069)

Litigation settlement                                                                 -                 (11,500)
Interest income and other, net                                                   10,768                   5,581
Interest expense                                                                (20,763)                (12,472)
                                                                       -----------------        ----------------

Loss before income taxes and equity in joint venture                           (131,105)               (117,460)
Benefit for income taxes                                                         (5,473)                (46,997)
                                                                       -----------------        ----------------

Loss before equity in joint venture                                            (125,632)                (70,463)
Equity in net income (loss) of joint venture                                     (2,735)                  7,736
                                                                       -----------------        ----------------

Net loss                                                                    $  (128,367)             $  (62,727)
                                                                       =================        ================

Net loss per common share:
     Basic                                                                  $     (0.88)            $     (0.44)
                                                                       =================        ================
     Diluted                                                                $     (0.88)            $     (0.44)
                                                                       =================        ================
Shares used in per share calculation:
     Basic                                                                      145,909                 142,503
                                                                       =================        ================
     Diluted                                                                    145,909                 142,503
                                                                       =================        ================

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Thousands)


                                                                                   March 28,             December 27,
                                                                                     1999                    1998
                                                                               ------------------     -----------------
                                                                                  (Unaudited)             (Audited)
Assets
------

Current assets:
     Cash and cash equivalents                                                      $    163,575           $   361,908
     Short-term investments                                                              325,570               335,117
                                                                               ------------------     -----------------
         Total cash, cash equivalents and short-term investments                         489,145               697,025
     Accounts receivable, net                                                            376,360               415,557

     Inventories:
         Raw materials                                                                    14,689                21,185
         Work-in-process                                                                 132,516               129,036
         Finished goods                                                                   35,465                24,854
                                                                               ------------------     -----------------
            Total inventories                                                            182,670               175,075
     Deferred income taxes                                                               206,745               205,959
     Prepaid expenses and other current assets                                            73,701                68,411
                                                                               ------------------     -----------------
         Total current assets                                                          1,328,621             1,562,027
Property, plant and equipment, at cost                                                 4,771,052             4,380,362
Accumulated depreciation and amortization                                             (2,197,561)           (2,111,894)
                                                                               ------------------     -----------------
         Property, plant and equipment, net                                            2,573,491             2,268,468
Investment in joint venture                                                              232,313               236,820
Other assets                                                                             171,068               185,653
                                                                               ------------------     ----------------
                                                                                   $   4,305,493          $  4,252,968
                                                                               ==================     ================

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Notes payable to banks                                                         $      5,941           $     6,017
     Accounts payable                                                                    343,980               333,975
     Accrued compensation and benefits                                                    81,451                80,334
     Accrued liabilities                                                                 133,468               168,280
     Income tax payable                                                                   21,610                22,026
     Deferred income on shipments to distributors                                        102,503                84,523
     Current portion of long-term debt, capital lease obligations and other              174,663               145,564
                                                                               ------------------     ----------------
         Total current liabilities                                                       863,616               840,719

Deferred income taxes                                                                     28,226                34,784
Long-term debt, capital lease obligations and other, less current portion              1,539,957             1,372,416

Commitments and contingencies

Stockholders' equity:
     Capital stock:                                                                        1,478                 1,465
         Common stock, par value                                                       1,080,729             1,071,591
     Capital in excess of par value                                                      833,804               962,171
     Retained earnings                                                                   (42,317)              (30,178
                                                                               ------------------     ----------------
     Accumulated other comprehensive loss                                              1,873,694             2,005,049
                                                                               ------------------     ----------------
         Total stockholders' equity                                                $   4,305,493          $  4,252,968
                                                                               ==================     ================


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


                                                                                             Quarter Ended
                                                                                 --------------------------------------
                                                                                    March 28,             March 29,
                                                                                      1999                   1998
                                                                                 ----------------       ---------------
Cash flows from operating activities:
    Net loss                                                                          $ (128,367)            $ (62,727)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                    127,487               112,160
        Restructuring charges                                                             15,016                     -
        Deferred foreign grant and subsidy income                                        (12,989)                    -
        Net increase in net deferred income taxes assets                                  (7,344)              (54,701)
        Net gain realized on sale of available-for-sale securities                        (4,250)                    -
        Net loss on disposal of property, plant and equipment                              3,179                   528
        Undistributed loss (income) of joint venture                                       2,735                (7,736)
        Compensation (credits) expense recognized                                         (1,102)                1,961
        Deferred gain on sale of building                                                   (384)                    -
        Changes in operating assets and liabilities:
           Net decrease in receivables, inventories,
               prepaid expenses and other assets                                          24,008                86,177
           (Decrease) increase in income tax payable                                        (416)                  824
           Net increase (decrease) in payables and accrued liabilities                     4,298               (94,239)
                                                                                 ----------------       ---------------

Net cash provided by (used in) operating activities                                       21,871               (17,753)
                                                                                 ----------------       ---------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                           (199,793)             (184,288)
    Proceeds from sale of property, plant and equipment                                    2,786                 5,707
    Purchase of available-for-sale securities                                           (496,774)             (248,361)
    Proceeds from sale of available-for-sale securities                                  511,390               359,184
                                                                                 ----------------       ---------------

Net cash used in investing activities                                                   (182,391)              (67,758)
                                                                                 ----------------       ---------------

Cash flows from financing activities:
    Proceeds from borrowings                                                               5,835                51,036
    Payments on debt and capital lease obligations                                       (43,229)              (16,457)
    Proceeds from issuance of stock                                                       10,253                 5,475
                                                                                 ----------------       ---------------

Net cash (used in) provided by financing activities                                      (27,141)               40,054
                                                                                 ----------------       ---------------

Effect of exchange rate changes on cash and cash equivalents                             (10,672)               (2,720)
                                                                                 ----------------       ---------------

Net decrease in cash and cash equivalents                                               (198,333)              (48,177)
Cash and cash equivalents at beginning of period                                         361,908               240,658
                                                                                 ----------------       ---------------

Cash and cash equivalents at end of period                                             $ 163,575             $ 192,481
                                                                                 ================       ===============

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the first three months for:
      Interest                                                                          $ 34,893             $  33,399
                                                                                 ================       ===============
      Income Taxes                                                                         $ 314              $ (1,498)
                                                                                 ================       ===============

See accompanying notes
----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 26, 1999. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 28, 1999 and March 29, 1998 each included 13 weeks.

    Certain prior year amounts on the condensed consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.  Restructuring and Other Special Charges

    In the first quarter of the current fiscal year the Company initiated a review of its cost structure. Based upon this review, in the first quarter of fiscal year 1999, the Company recorded restructuring and other special charges of $15 million as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities and other special charges shown below primarily relate to: 1) the elimination of job responsibilities in the Information Technology department and the write-off of discontinued system projects; 2) the closure of a submicron development laboratory facility and related asset write-offs; and 3) the write-off of equipment utilized in the discontinued
    0.35 micron wafer fabrication process. During the second quarter of the current fiscal year, the Company expects to discharge its accrual balance of $779 thousand relating to the severance costs for the termination of 50 employees.


                                                      Cash/       Charge to        Accrual balance
    (Thousands)(unaudited)                          Non-cash      operations        as of 3/28/99
                                                  ------------  --------------   -------------------
    Severance costs                                   Cash        $    779          $       779
    Closure of research and development facility    Non-cash         1,258                   -
    Fab 25 equipment write-off                      Non-cash         6,890                   -
    Discontinued system projects                    Non-cash         6,089                   -
                                                                  --------          -----------
                                                                  $ 15,016          $       779
                                                                  ========          ===========

    The Company will continue to evaluate its cost structure and expects to incur significant additional restructuring and other special charges during the second and third quarters of the fiscal year.


3.  Available-For-Sale Securities

    The following is a summary of available-for-sale securities:


                                                                March 28,
    (Thousands)(unaudited)                                        1999
                                                              -------------
    Cash equivalents:
     Money market funds                                         $  13,240
     Certificates of deposit                                        2,000
     Commercial paper                                               4,948
                                                                ---------
      Total cash equivalents                                    $  20,188
                                                                =========

    Short-term investments:
     Treasury notes                                             $  23,079
     Bank notes                                                     7,631
     Federal agency notes                                          35,098
     Money market auction rates preferred stocks                  107,508
     Certificates of deposit                                       97,625
     Commercial paper                                              54,629
                                                                ---------
      Total short-term investments                              $ 325,570
                                                                =========

    Long-term investments:
     Equity investments                                         $  12,043
     Commercial paper                                               9,999
     Treasury notes                                                 2,003
                                                                ---------
      Total long-term investments (included in other assets)    $  24,045
                                                                =========

4.  Net Loss per Common Share

    Basic and diluted net loss per common share are computed using the weighted-average common shares outstanding. The following table sets forth the computation of basic and diluted net loss per common share:

                                                                           Quarter Ended
                                                                      --------------------------
                                                                         March 28,    March 29,
    (Thousand except per share data)(unaudited)                            1999         1998
                                                                      ------------- ------------

    Numerator for basic and diluted net loss per common share            $(128,367)   $(62,727)
                                                                         ---------    --------
    Denominator for basic and diluted net loss per common share-
     weighted-average shares                                               145,909     142,503
                                                                         ---------    --------
    Basic and diluted net loss per common share                          $   (0.88)   $  (0.44)
                                                                         =========    ========

    Options, warrants, restricted stock and convertible debt were outstanding during both of the quarters ended March 28, 1999, and March 29, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive.

5.  Investment in Joint Venture

    In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit (IC) manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. At March 28, 1999, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease to the investment in FASL of $27 million. The following are the significant FASL related party transactions and balances:

                                                       Quarter Ended
                                                 --------------------------
                                                    March 28,    March 29,
    (Thousand)(unaudited)                             1999         1998
                                                 ------------- ------------
    Royalty income                                  $  4,603     $  5,901
    Purchases                                         57,158       60,063

                                                    March 28,   December 27,
    (Thousand)(unaudited)                             1999          1998
                                                 -------------  --------------
    Royalty receivable                              $ 10,563     $  6,027
    Accounts payable                                  45,939       39,424


    The following is condensed unaudited financial data of FASL:

                                                       Quarter Ended
                                                 --------------------------
                                                    March 28,    March 29,
    (Thousand)(unaudited)                             1999         1998
                                                 ------------- ------------
    Net sales                                       $ 97,272     $ 119,001
    Gross profit (loss)                               (6,166)       16,714
    Operating income (loss)                           (6,867)       13,929
    Net income (loss)                                 (4,154)       10,550


    The Company's share of the above FASL net income (loss) differs from the equity in net income (loss) of joint venture reported on the condensed consolidated statements of operations due to the elimination of intercompany unrealized profits which are reflected on the Company's condensed consolidated statements of operations.

6.  Segment Reporting

    Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," AMD has two principal businesses and has two reportable segments: (1) the AMD segment, which consists of three product groups Computation Products Group, Memory Group and Communications Group and (2) the Vantis segment, which consists of the Company's programmable logic subsidiary, Vantis Corporation (Vantis). The reportable segments are organized as discrete and separate functional units with separate management teams and separate performance assessment and resource allocation processes. The AMD segment produces microprocessors, core logic products, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, telecommunication products, networking and input/output (I/O) products and embedded processors. The Vantis segment produces complex and simple, high-performance complementary metal oxide semiconductor (CMOS) programmable logic devices (PLDs).

    On April 21, 1999, the Company entered into an agreement with Lattice Semiconductor Corporation to sell the stock of the Vantis subsidiary for $500 million in cash. The Company anticipates that the Vantis subsidiary will have approximately $60 million of cash and cash equivalents at the closing.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's financial statements in its annual report on Form 10-K for the year ended December 27, 1998. The Company evaluates performance and allocates resources based on segment operating income (loss).

                                                                         Quarter Ended
                                                                -------------------------------
    (Thousands)(unaudited)                                      March 28, 1999   March 29, 1998
                                                                --------------   --------------
    Net sales:
     AMD segment
        External customers                                        $ 584,436         $ 484,632
        Intersegment                                                 17,176            23,309
                                                                  ---------         ---------
                                                                    601,612           507,941

    Vantis segment external customers                                47,157            56,224
    Elimination of intersegment sales                               (17,176)          (23,309)
                                                                  ---------         ---------
        Net sales                                                 $ 631,593         $ 540,856
                                                                  =========         =========

    Segment income (loss):
     AMD segment                                                  $(127,478)        $(110,713)
     Vantis segment                                                   6,368            11,644
                                                                  ---------         ---------
        Total operating loss                                       (121,110)          (99,069)
     Litigation settlement                                              -             (11,500)
     Interest income and other, net                                  10,768             5,581
     Interest expense                                               (20,763)          (12,472)
     Benefit for income taxes                                         5,473            46,997
     Equity in net income (loss) of FASL (AMD segment)               (2,735)            7,736
                                                                  ---------         ---------
        Net loss                                                  $(128,367)        $ (62,727)
                                                                  =========         =========

7.  Comprehensive Loss

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive loss.

    The following are the components of comprehensive loss:

                                                                       Quarter Ended
                                                                 --------------------------
                                                                    March 28,    March 29,
    (Thousand)(unaudited)                                             1999         1998
                                                                 ------------- ------------
    Net loss                                                      $ (128,367)    $ (62,727)
                                                                  ----------     ---------

    Foreign currency translation adjustments                         (10,311)       (7,313)
    Unrealized losses on securities, net of tax:
      Unrealized holding gains (losses) arising during the period      1,625        (1,228)
      Less: Reclassification adjustment for gains
                included in earnings                                  (3,453)        -
                                                                  ----------     ---------
    Other comprehensive loss                                         (12,139)       (8,541)
                                                                  ----------     ---------
    Comprehensive loss                                            $ (140,506)    $ (71,268)
                                                                  ==========     =========

    The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                                   (Unaudited)          (Audited)
                                                                -----------------    ---------------
                                                                    March 28,          December 27,
    (Thousands)                                                       1999                 1998
                                                                -----------------    ---------------
    Unrealized gain on investments, net of tax                      $   4,932             $   6,760
    Cumulative translation adjustments                                (47,249)              (36,938)
                                                                    ---------             ---------
                                                                    $ (42,317)            $ (30,178)
                                                                    =========             =========

8.  Contingencies

    AMD V. ALTERA CORPORATION. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to AMD's and Altera Corporation's programmable logic devices. In a trial held in May 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held in August 1997, the Court held that Altera was licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against AMD. The Court determined that the Company is licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees in November 1997. The Company then filed, and the Court granted, a motion to stay determination of the attorneys' fees motion until resolution of its appeal. The Company filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of our eight patents-in-suit. Both parties filed briefs and the Federal Court of Appeal heard oral argument on our appeal in November 1998. In April 1999, the Federal Court of Appeal reversed the earlier jury and Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. Also in April 1999, and following the decision of the Federal Court of Appeal, Altera filed a petition for rehearing.

    SHAREHOLDER LITIGATION. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in the following lawsuits: Arthur S. Feldman v. Advanced Micro Devices, Inc., et al.; Pamela Lee v. Advanced Micro Devices, Inc., et al.; Izidor Klein v. Advanced Micro Devices, Inc., et al.; Nancy P. Steinman v. Advanced Micro Devices, Inc., et al.; Robert L. Dworkin v. Advanced Micro Devices, Inc., et al.; Howard M. Lasker v. Advanced Micro Devices, Inc., et al.; John K. Thompson v. Advanced Micro Devices, Inc., et al.; Dan Schwartz v. Advanced Micro Devices, Inc., et al.; Serena Salamon and Norman Silverberg v. Advanced Micro Devices, Inc., et al.; David Wu and Hossein Mizraie v. Advanced Micro Devices, Inc., et al.; Eidman v. Advanced Micro Devices, Inc., et al.; Nold v. Advanced Micro Devices, Inc., et al.; Freeland v. Advanced Micro Devices, Inc., et al.; and Fradkin v. Advanced Micro Devices, Inc. et al. In addition, we are aware of the following actions, although AMD has not been served with the complaints: Ellis Investment Co. v. Advanced Micro Devices, Inc., et al.; Dezwareh v. Advanced Micro Devices, Inc., et al.; and Tordjman v. Advanced Micro Devices, Inc., et al. These class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6-2 and AMD-K6-III microprocessors. The complaints seek unspecified damages, equitable relief, interest, fees and other litigation costs.

    The Company currently expects that these suits will be consolidated into one action within the next several months. AMD intends to contest the litigation vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; realization of net deferred tax assets; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to access external sources of capital; our ability to transition to new process technologies; our ability to increase unit shipments of microprocessors at higher speed grades; anticipated market growth; strengthening demand for Flash memory devices; Year 2000 costs; the impact on our business as a result of Year 2000 issues; the impact on customers and suppliers as they prepare for the Year 2000; the effect of foreign currency hedging transactions; our new integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto at December 27, 1998, and December 28, 1997, and for each of the three years in the period ended December 27, 1998.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, Vantis, K86, AMD-K6, AMD-K6-2, AMD-K6-III, AMD-K7, 3DNow! and PCnet are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and Celeron is a trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

AMD participates in all three technology areas within the digital integrated circuit (IC) market - memory circuits, logic circuits and microprocessors - through (1) our AMD segment, which consists of our three product groups - Computation Products Group (CPG), Memory Group and Communications Group and (2) our Vantis segment, which consists of our programmable logic subsidiary, Vantis Corporation (Vantis). CPG products include microprocessors, core logic products and embedded processors. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products, networking, and input/output (I/O) products. Vantis products are complex and simple high-performance CMOS (complementary metal oxide semiconductor) programmable logic devices (PLDs).

On April 21, 1999, we entered into an agreement with Lattice Semiconductor Corporation to sell the stock of the Vantis subsidiary for $500 million in cash. We anticipate that the Vantis subsidiary will have approximately $60 million of net cash and cash equivalents at the closing.

The following is a summary of the net sales of the CPG, the Memory Group, the Communications Group and Vantis for the periods presented below:


                                                 Quarter Ended
                                   -----------------------------------------
                                     March 28,    December 27,   March 29,
(Millions)                             1999          1998          1998
                                   ------------- ------------- -------------

AMD Segment:
 CPG                                 $       395   $       546   $       230
 Memory Group                                126           132           167
 Communications Group                         64            64            88
                                   ------------- ------------- -------------
                                             585           742           485
Vantis Segment                                47            47           556
                                   ------------- ------------- -------------
   Total                             $       632   $       789   $       541
                                   ============= ============= =============



Net Sales Comparison of Quarters Ended March 28, 1999 and December 27, 1998

Net sales of $632 million in the first quarter of 1999 decreased by 20 percent compared to the fourth quarter of 1998. This decrease was almost entirely attributable to the decrease in net sales of CPG products.

CPG net sales of $395 million in the first quarter of 1999 decreased by 28 percent compared to the fourth quarter of 1998. Shipments of our AMD-K6(R) family of microprocessors substantially declined from the previous quarter primarily due to lower than expected yields in the first eight weeks of the quarter on wafers started prior to the implementation of design enhancements which improved the yield of higher-speed versions of AMD-K6-2 microprocessors in the last five weeks of the quarter. In addition, severe price competition contributed to a decline of approximately 12 percent in the average selling price for our AMD-K6 family of microprocessors compared to the previous quarter. CPG sales growth during the remainder of 1999 is dependent on increasing unit shipments of microprocessors at higher speed grades and higher average selling prices, as to which we cannot give any assurance.

Memory Group net sales of $126 million in the first quarter of 1999 decreased by five percent compared to the fourth quarter of 1998. Unit shipments declined by three percent in the first quarter of 1999, which contributed to the majority of the decrease in Memory Group sales. The remaining decrease in Memory Group sales was due to further deterioration in the average selling price of EPROM devices as market demand continues to shift away from EPROM devices to Flash memory devices. As a result of this ongoing trend, we expect future EPROM sales to decline.

Communications Group net sales of $64 million in the first quarter of 1999 were flat compared to the fourth quarter of 1998. Overall, a slight decrease in product unit shipments was offset by an increase in the average selling price in the first quarter of 1999 compared to the fourth quarter of 1998.

Vantis net sales of $47 million in the first quarter of 1999 were flat compared to the fourth quarter of 1998. Unit shipments of simple PLD (SPLD) products declined five percent and unit shipments of complex PLD (CPLD) products improved five percent compared to the fourth quarter of 1998, which reflected the general shift from SPLD products to CPLD products.

Net Sales Comparison of Quarters Ended March 28, 1999 and March 29, 1998

Net sales of $632 million in the first quarter of 1999 increased by 17 percent compared to the first quarter of 1998, which was primarily due to sales growth of our AMD-K6 family of microprocessors.

CPG net sales of $395 million in the first quarter of 1999 increased by 72 percent compared to the same quarter in the previous year as sales of our AMD-K6 family of microprocessors doubled during this period. Growth in our AMD-K6 family of microprocessors was primarily driven by a 180 percent increase in unit shipments which resulted from our development of a stronger customer base and more competitive products. Severe price competition in the first quarter of 1999 hampered sales growth as the average selling price of our AMD-K6 family of microprocessors declined by 27 percent from the same period in 1998. CPG sales growth during the remainder of 1999 is dependent on increased unit shipments of microprocessors at higher speed grades and higher average selling prices, as to which we cannot give any assurance.

Memory Group net sales of $126 million in the first quarter of 1999 decreased by 24 percent compared to the first quarter of 1998. The highly competitive nature of the Flash memory device market caused the average selling price of Flash memory devices to decrease significantly between the two quarters, which resulted in a decrease in Flash memory device sales. In addition, the average selling price of EPROM devices has deteriorated as market demand continues to shift away from EPROM devices to Flash memory devices. As a result of this ongoing trend, we expect future EPROM sales to decline. These decreases were slightly offset by a 10 percent increase in unit shipments in Flash memory devices.

Communications Group net sales of $64 million in the first quarter of 1999 decreased by 27 percent compared to the first quarter of 1998. This decrease was a result of depressed levels of unit shipments of telecommunication products compared to the first quarter of 1998 primarily due to the economic downturn in Asia.

Vantis net sales of $47 million in the first quarter of 1999 decreased by 16 percent compared to the first quarter of 1998. This decrease was primarily due to the general shift from SPLD products to higher performing CPLD products, and included a decrease in both units and average selling prices of SPLD product.


Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                  Quarter Ended
                                   -------------------------------------------
(Millions except for gross           March 28,    December 27,   March 29,
 margin percentage)                    1999          1998          1998
                                   -------------  -------------  -------------
Cost of sales                        $       450    $       482    $       424
Gross margin percentage                       29%            39%            22%
Research and development                     160            156            128
Marketing, general and
 administrative                              127            120             88
Restructuring and other
 special charges                              15              -              -
Litigation settlement                          -              -             12
Interest income and other, net                11             10              6
Interest expense                              21             15             12


We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly due to the state-of-the-art production facilities required for microprocessors. As a result, gross margin is significantly affected by fluctuations in product sales. Gross margin percentage growth is dependent on increased sales from microprocessor and other products as fixed costs continue to rise due to additional capital investments made as we continue to expand production capacity.

Gross margin percentage of 29 percent in the first quarter of 1999 decreased from 39 percent in the fourth quarter of 1998. The decrease in gross margin percentage reflected lower levels of sales on higher fixed costs. Fixed costs will continue to increase as we facilitize Fab 25, our IC manufacturing facility in Austin, Texas, and as we introduce equipment for 0.18-micron process technology capacity in Fab 25. Accordingly, absent significant increases in sales, particularly with respect to microprocessors, we will continue to experience pressure on our gross margin percentage. Gross margin percentage of 29 percent in the first quarter of 1999 increased from 22 percent in the same quarter in 1998. This increase was primarily due to higher levels of sales, particularly in microprocessors.

Research and development expenses of $160 million in the first quarter of 1999 increased 3 percent compared to the fourth quarter of 1998 and 25 percent compared to the first quarter of

1998. Increased costs related to the facilitization of Dresden Fab 30, AMD-K7(TM) microprocessor research and development activities and the 1998 alliance with Motorola for the development of Flash memory and logic process technology were partially offset by the commencement in the first quarter of 1999 of the recognition of deferred credits on foreign capital grants and interest subsidies, which related to the costs of Dresden Fab 30. These credits of approximately $13 million per quarter will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007. Beginning no earlier than the first quarter of 2000, we expect Dresden Fab 30 to begin producing units for sale. At that time, a significant portion of Dresden Fab
30 expenses, including the deferred credits referred to above, will shift from research and development expense to cost of sales.

Marketing, general and administrative expenses of $127 million in the first quarter of 1999 increased 6 percent compared to the fourth quarter of 1998 and 44 percent compared to the first quarter of 1998. The increase from the fourth quarter of 1998 was primarily due to increased depreciation expense and costs associated with the new order management and accounts receivable systems. The increase from the first quarter of 1999 was due to significantly higher marketing and promotional activities, along with increased depreciation expense and costs associated with the installation of new order management and accounts receivable systems.

In the first quarter of the current fiscal year we initiated a review of our cost structure. Based upon this review, in the first quarter of fiscal year 1999, we recorded restructuring and other special charges of $15 million as a result of certain of our actions to better align our cost structure with expected revenue growth rates. The restructuring activities and other special charges primarily relate to: 1) the elimination of job responsibilities in the Information Technology department and the write-off of discontinued system projects; 2) the closure of a submicron development laboratory facility and related asset write-offs; and 3) the write-off of equipment utilized in the discontinued 0.35 micron wafer fabrication process. During the second quarter of the current fiscal year, we expect to discharge our accrual balance of $779 thousand relating to the severance costs for the termination of 50 employees.

We will continue to evaluate our cost structure and expect to incur significant additional restructuring and other special charges during the second and third quarters of the fiscal year.

A litigation settlement of approximately $12 million was recorded in the first quarter of 1998 for the settlement of a class action securities lawsuit against AMD and certain current and former officers and directors. We paid the settlement during the third quarter of 1998.

Interest income and other, net of $11 million in the first quarter of 1999 increased $1 million compared to the fourth quarter of 1998. This increase was due to a $4 million gain realized in the first quarter of 1999 on the sale of our investment in COM 21. This gain was partially offset by a decrease in interest income from lower cash balances. Interest income and other, net increased $5 million compared to the same quarter in the previous year. This increase was primarily due to the $4 million gain referred to above. In addition, interest income increased based on higher cash balances.

Interest expense of $21 million in the first quarter of 1999 increased $6 million compared to the fourth quarter of 1998. This increase was primarily due to interest that was expensed during the first quarter of 1999 which was previously capitalized. Interest expense increased $8 million compared to the same quarter in the previous year. This increase was primarily related to the $517.5 million of Convertible Subordinated Notes sold in May 1998 (the Convertible Subordinated Notes).


Income Tax

We recorded income tax benefits of $5 million in the first quarter of 1999 and $47 million in the first quarter of 1998. Excluding the restructuring and other special charges, the effective tax benefit rate was zero percent for the first quarter of 1999 and 40 percent for the first quarter of 1998. The tax benefit recorded in the first quarter of 1999 was attributable solely to the benefit resulting from the restructuring and other special charges. The zero tax rate in the first quarter of 1999 was attributable to the tax benefits of foreign operations and tax credits offsetting computed tax on projected full year income. Realization of our net deferred tax assets, $179 million at March 28, 1999, is dependent on future taxable income. While we believe that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of "Risk Factors," may impact the ultimate realization of such assets.


Other Items

International sales as a percent of net sales were 58 percent in the first quarter of 1999, 60 percent in the fourth quarter of 1998 and 55 percent in the first quarter of 1998. During the first quarter of 1999, approximately 10 percent of our net sales were denominated in foreign currencies. We do not have sales denominated in local currencies in those countries which have highly inflationary economies (as defined by generally accepted accounting principles). The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material.


Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                                 Quarter Ended
                                   -------------------------------------------
                                     March 28,     December 27,    March 29,
(Millions)                             1999           1998           1998
                                   -------------  -------------  -------------
    AMD segment                      $      (127)   $        26    $      (111)
    Vantis segment                             6              4             12
                                   -------------  -------------  -------------
      Total                          $      (121)   $        30    $       (99)
                                   =============  =============  =============

The AMD segment sustained an operating loss in the first quarter of 1999 compared to operating income in the fourth quarter of 1998 primarily due to a significant decrease in net sales and the incurring of the restructuring and other special charges. In addition, increases in marketing, general and administrative expenses and research and development expenses accounted for a small portion of the operating loss. The AMD segment's operating loss increased in the first quarter of 1999 compared to the same quarter in 1998 due to increased costs associated with the new order management and accounts receivable systems, facilitization of Fab 25 and Dresden Fab 30, research and development on the AMD-K7 microprocessor, the alliance with Motorola and the restructuring and other special charges. This increase in expense was partially offset by higher net sales.

The Vantis segment's operating income increased in the first quarter of 1999 compared to the fourth quarter of 1998 despite flat sales due to decreased cost of sales and research and development expenses. Cost of sales were lower as a result of less manufacturing activity for SPLDs which was only partially offset by higher manufacturing activity for CPLDs. Research and development expenses decreased due to the use of internal software engineers at lower costs for development of software fitters. The Vantis segment's operating income decreased in the first quarter of 1999 compared to the first quarter of 1998 primarily due to lower net sales in the Vantis segment along with higher marketing, general and administrative expenses. These expenses resulted from additional sales and marketing employees and costs incurred for implementing the new order management and accounts receivable systems. These increases were partially offset by lower cost of sales as a result of lower per unit wafer fabrication expenses.



--------------------------------------------------------------------------------
FINANCIAL CONDITION


Cash and cash equivalents in the first quarter of 1999 decreased by $198 million from the fourth quarter of 1998 compared to a $48 million decrease from the first quarter of 1998. The main uses of cash during the first quarter of 1999 consisted primarily of capital expenditures of $200 million and payment of $31 million on our $250 million four-year secured term loan. Positive cash sources included $22 million generated through operations and $10 million from the issuance of stock to employees.

Operating activities provided cash of $22 million in the first quarter of 1999 as net operating cash flows increased $40 million from the same quarter of 1998. This increase was the result of increases in both net non-cash adjustments to net loss of $70 million and net changes in operating assets and liabilities of $35 million, which were partially offset by the increase in net loss of $66 million. The increase in net non-cash adjustments to net loss primarily consisted of a smaller increase in deferred income taxes in the first quarter of 1999 compared to the first quarter of 1998, an increase in depreciation and amortization and restructuring charges incurred in the first quarter of 1999. The increase in net changes in operating assets and liabilities consisted of an increase in payables and accrued liabilities partially offset by a smaller decrease in receivables, inventories, prepaid expenses and other assets in the first quarter of 1999 compared to the first quarter of 1998.

Investing activities consumed $182 million in cash during the first quarter of 1999 compared to $68 million in the first quarter of 1998. The increase in net investing cash uses of $115 million was primarily due to a decrease in net proceeds from the sale of short-term investments of $96 million reflecting larger purchases of short-term investments in the first quarter of 1999 compared to the first quarter of 1998. In addition, capital expenditures increased $16 million during the same periods.

Our financing activities consumed cash of $27 million in the first quarter of 1999 and provided cash of $40 million in the first quarter of 1998. The change in financing activities was due to a decrease in borrowings and an increase in payments on debt and capital lease obligations. Borrowings in the first quarter of 1998 included $49 million to partially finance the construction and facilitization of Dresden Fab 30. Payments in the first quarter of 1999 included $31 million on our four-year secured term loan under the 1996 syndicated bank loan agreement, which also provides for a currently unused $150 million revolving line of credit (the Credit Agreement).

On April 21, 1999, we entered into an agreement with Lattice Semiconductor Corporation to sell the stock of our Vantis subsidiary for $500 million in cash. We anticipate that the Vantis subsidiary will have approximately $60 million of cash and cash equivalents at the closing.

We plan to continue to make significant capital investments in 1999. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, has constructed and is installing equipment in Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility located in Dresden, in the State of Saxony, Germany. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be $1.9 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab
30.  The funding consists of:

  .  equity, subordinated loans and loan guarantees from AMD;
  . loans from a consortium of banks; and . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $264 million to date in the form of subordinated loans and equity in AMD Saxony. We are required to make additional subordinated loans to, or equity investments in, AMD Saxony totaling $170 million in 1999, $70 million of which must be funded through the sale of at least $200 million of our stock by June 30, 1999. We are presently negotiating with Dresdner Bank to amend the provision requiring us to sell $200 million of our stock prior to June 30, 1999. We cannot give any assurance that the requisite external financing will be available on favorable terms, if at all.

Additionally, the consortium of banks referred to above has made available $921 million in loans (denominated in deutsche marks) to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $279 million of such loans outstanding as of March 28, 1999.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

  . guarantees of 65 percent of AMD Saxony bank debt up to a maximum amount of $921 million;
  . capital investment grants and allowances totaling $289 million; and . interest subsidies totaling $168 million.

Of these amounts (which are all denominated in deutsche marks), AMD Saxony has received $275 million in capital investment grants and $8 million in interest subsidies as of March 28, 1999. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of March 28, 1999, we were in compliance with all of the conditions of the grants and subsidies.

The Dresden Loan Agreements also require that we:

  . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, which will be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;
  . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;
  . guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreements up to a maximum of $121 million (denominated in deutsche marks) until Dresden Fab 30 has been completed;
  . fund certain contingent obligations including obligations to fund project cost overruns, if any; and
  . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $81 million (denominated in deutsche marks) if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the first quarter of 1999, which was approximately 1.79 deutsche marks to 1 U.S. dollar, to value our obligations denominated in deutsche marks.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

  .  material variances from the approved schedule and budget;
  . our failure to fund equity contributions or shareholder loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;
  .  the sale of shares in AMD Saxony or AMD Holding;
  .  the failure to pay material obligations;
  . the occurrence of a material adverse change or filings or proceedings in bankruptcy of insolvency with respect to us, AMD Saxony or AMD Holding; and
  . the occurrence of default under the indenture dated August 1, 1996 between AMD and the United States Trust Company of New York (the
     Indenture) pursuant to which our $400,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003 (the Senior Secured Notes) were issued or the Credit Agreement.


Generally, any such default which either (1) results from our non-compliance with the Dresden Loan Agreements and is not cured by AMD or (2) results in recourse to AMD of more than $10 million and is not cured by AMD, would result in a cross-default under the Dresden Loan Agreements, the Indenture and the Credit Agreement. Under certain circumstances, cross-defaults result under the Convertible Subordinated Notes, the Indenture and the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreements, the Indenture and the Credit Agreement, which would permit acceleration of certain indebtedness, which would have a material adverse effect on our business. We cannot give any assurance that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on our business.

We are required to repay the $250 million four-year secured term loan in eight equal quarterly installments of approximately $31 million which commenced in October 1998. At the end of the first quarter of 1999, the outstanding balance of the four-year secured term loan was $188 million. As of March 28, 1999, we also had available unsecured uncommitted bank lines of credit in the amount of $69 million, of which $6 million was outstanding.

In February and June 1998, and also in March 1999, certain of the covenants under the Credit Agreement, including those relating to the modified quick ratio, minimum tangible net worth, the leverage ratio, the fixed charge coverage ratio, minimum cash and cash equivalents balance and profitability were amended. As of March 28, 1999, we were in compliance with all covenants under the Credit Agreement.

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. As of March 28, 1999, approximately $368 million of this cost had been funded. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. We currently anticipate that during 1999 FASL capital expenditures will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of March 28, 1999, we had loan guarantees of $59 million outstanding with respect to these loans. The planned FASL II costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

We believe that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments through 1999.


RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:


Microprocessor Products

Investment in and Dependence on K86(TM) AMD Microprocessor Products. Our microprocessor product revenues have significantly impacted, and will continue in 1999 and 2000 to significantly impact, our revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. These capital expenditures will be a substantial drain on our cash flow and cash balances.

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon the success of the AMD-K6-2 and AMD-K6-III microprocessors with 3DNow!(TM) technology (the AMD-K6 family of microprocessors or the AMD-K6 microprocessors), the AMD-K7 microprocessor, which is our seventh-generation Microsoft Windows compatible microprocessor and future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds. In the past, we have experienced significant difficulty in achieving microprocessor yield and volume plans. Such difficulties have in the past, and may in the future, adversely affect our results of operations and liquidity. If we fail to offer higher performance microprocessors in significant volume on a timely basis in the future, our business could be materially and adversely affected. We may not achieve the production ramp necessary to meet our customers' volume requirements for higher performance AMD-K6 and AMD-K7 microprocessors. It is also possible that we may not increase our microprocessor revenues enough to achieve sustained profitability in the AMD segment of our business.

To sell the volume of AMD-K6 and AMD-K7 microprocessors we currently plan to make in 1999 and 2000, we must increase sales to existing customers and develop new customers. If we lose any current top tier Original Equipment Manufacturer
(OEM) customer, or if we fail to attract additional customers through direct sales and through our distributors, we may not be able to sell the volume of units planned. This result could have a material adverse effect on our business.

Our production and sales plans for the AMD-K6 and AMD-K7 microprocessors are subject to other risks and uncertainties, including:

  . the timing of introduction and market acceptance of the AMD-K7 microprocessor, including the timely availability of motherboards and chipsets designed for this processor;
  . whether we can successfully fabricate higher performance AMD-K6 and AMD-K7 microprocessors in planned volume mixes;
  . the effects of Intel's new product introductions, marketing strategies and pricing;
  . the continued development of worldwide market acceptance for the AMD-K6 microprocessors and systems based on them;
  . whether we will have the financial and other resources necessary to continue to invest in the microprocessor products, including leading-edge wafer fabrication equipment and advanced process technologies;
  .  the possibility that our newly introduced products may be defective;
  . adverse market conditions in the personal computer (PC) market and consequent diminished demand for our microprocessors; and
  .  unexpected interruptions in our manufacturing operations.

Because Intel dominates the industry and has brand strength, we price the AMD-K6 microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and have impacted our margins. Our business could be materially and adversely affected if we fail to:

  . achieve the product performance improvements necessary to meet customer needs;
  . continue to achieve market acceptance of our AMD-K6 microprocessors and increase market share;
  .  substantially increase revenues of the AMD-K6 family of microprocessors;
     and
  .  successfully introduce and ramp production of the AMD-K7 microprocessor.

See also discussions below regarding Intel Dominance and Process Technology.

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for a long time. Because of its dominant market position, Intel sets and controls x86 microprocessor and PC system standards and, thus, dictates the type of product the market requires of Intel's competitors. In addition, Intel can vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors due to its financial strength and dominant position. Intel exerts substantial influence over PC manufacturers through the Intel Inside advertising rebate program. Intel invests hundreds of millions of dollars in, and as a result exerts influence over, many other technology companies. We expect Intel to continue to invest heavily in research and development, new manufacturing facilities and other technology companies, and to remain dominant:

  .  through the Intel Inside program;

  . through other contractual constraints on customers, industry suppliers and other third parties; and
  .  by controlling industry standards.

As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

  .  product introduction schedule;
  .  product pricing strategy;
  . control over industry standards, PC manufacturers and other PC industry participants; and
  .  customer brand loyalty.

As Intel has expanded its dominance over the PC system platform, many PC manufacturers have reduced their system development expenditures and have purchased microprocessors in conjunction with chipsets or in assembled motherboards. PC OEMs have become increasingly dependent on Intel, less innovative on their own and more of a distribution channel for Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, motherboards, basic input/output system (BIOS) software and other components. In recent years, these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

To compete with Intel in the microprocessor market in the future, we intend to continue to form closer relationships with third-party designers and manufacturers of core-logic chipsets, motherboards, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities, and to offer OEMs licensed system designs incorporating our microprocessors and companion products. We cannot be certain, however, that our efforts will be successful. We expect that, as Intel introduces future generations of microprocessors, chipsets and motherboards, the design of chipsets, memory and other semiconductor devices, and higher level board products which support Intel microprocessors, will become increasingly dependent on the Intel microprocessor design and may become incompatible with non-Intel processor-based PC systems.

Intel's Pentium(R) II, III and Celeron(TM) microprocessors are sold only in form factors that are not physically or interface protocol compatible with "Socket 7" motherboards currently used with AMD-K6 microprocessors. Thus, Intel no longer supports the Socket 7 infrastructure as it has transitioned away from its Pentium processors. Because the AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Pentium II, III and Celeron processors, we intend to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to ensure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessors, including support for enhancements and features we add to our microprocessors. Socket 7 infrastructure support for the AMD-K6 microprocessors may not endure over time as Intel moves the market to its infrastructure choices. We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium II, Pentium III and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Similarly, our ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend on our:

  . success in designing and developing the microprocessors; and . ability to ensure that the microprocessors can be used in PC platforms designed to support Intel's microprocessors and our microprocessors, or that alternative platforms are available which are competitive with those used with Intel processors.

A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support our K86(TM) microprocessor offerings would have a material adverse effect on our business.

Dependence on Microsoft and Logo License. Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for the x86 instructions that we innovate and design into our processors, independent software providers may forego designing their software applications to take advantage of our innovations. This would adversely affect our ability to market our processors. In addition, we have entered into logo license agreements with Microsoft that allow us to label our products as "Designed for Microsoft Windows." We have also obtained appropriate certifications from recognized testing organizations for our K86 microprocessors. If we fail to maintain the logo license agreements with Microsoft, we may lose our ability to label our K86 microprocessors with the Microsoft Windows logo. This could impair our ability to market the products and could have a material adverse effect on our business.

Future Dependence on Planned AMD-K7 Microprocessor. We will need to successfully develop and market in a timely manner our seventh-generation microprocessor, the AMD-K7, in order to increase our microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We currently plan to introduce the AMD-K7 microprocessor by the end of the first half of 1999. We cannot be certain that the introduction will occur on schedule. Our production and sales plans for the AMD-K7 are subject to numerous risks and uncertainties, including:

  . the successful development and installation of 0.18-micron process technology and copper interconnect technology;
  .  the pace at which we are able to transition production in Fab 25 from
     0.25 to 0.18-micron process technology and to ramp production in Dresden Fab 30 on 0.18-micron copper interconnect process technology;
  . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 pin bus) in the design of the AMD-K7, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;
  .  our ability to expand our chipset and system design capabilities;
  . the availability to our customers of cost and performance competitive Static Random Access Memories (SRAMs) (including Tag chips) if Intel corners the market for SRAM production capacity through its relationship with SRAM manufacturers;
  . our ability to design and manufacture processor modules through subcontractors; and
  . the availability and acceptance of motherboards designed for the AMD-K7 microprocessor.

If we fail to introduce the AMD-K7 microprocessor in a timely manner or achieve market acceptance, our business will be materially and adversely affected.

Fluctuations in PC Market. Since most of our microprocessor products are used in PCs and related peripherals, our future growth is closely tied to the performance of the PC industry. Industry-wide fluctuations in the PC marketplace have in the past and may in the future materially and adversely affect our business.


Financing Requirements

We plan to continue to make significant capital investments in 1999. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

In 1998, equipment was installed and production was initiated in FASL II. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. If FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

In 1996, we entered into the Credit Agreement, which provided for a $150 million three-year secured revolving line of credit, which is currently unused, and a $250 million four-year secured term loan. Approximately $188 million of the secured term loan was outstanding as of March 28, 1999. We are required to repay the secured loan in eight equal quarterly installments of approximately $31 million which commenced in October 1998.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The terms of the Dresden Loan Agreements required us to make subordinated loans to AMD Saxony totaling $100 million in 1998. The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $264 million to date in the form of subordinated loans and equity in AMD Saxony. We are required to make additional subordinated loans to, or equity investments in, AMD Saxony totaling $170 million in 1999, $70 million of which must be funded through the sale of at least $200 million of our stock by June 30, 1999. We are presently negotiating with Dresdner Bank to amend the provision requiring us to sell $200 million of our stock prior to June 30, 1999. We cannot give any assurance that the requisite external financing will be available on favorable terms, if at all.

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates. As of the end of the first quarter of 1999, the exchange rate was approximately 1.79 deutsche marks to 1 U.S. dollar (which we used to calculate our obligations denominated in deutsche marks).

If we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreements, the Credit Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on our business. If we are unable to obtain the funds necessary to fulfill these obligations, our business will be materially and adversely affected.

Demand for Our Products Affected by Asian and Other Domestic and International Economic Conditions

The demand for our products has been weak due to the general downturn in the worldwide semiconductor market and the current economic crisis in Asia. The economic crisis in Asia may continue to adversely affect our business. A further decline of the worldwide semiconductor market and economic condition in Asia could decrease the demand for microprocessors and other ICs. A significant decline in economic conditions in any significant geographic area, both domestically and internationally, could decrease the overall demand for our products.


Flash Memory Products

Increasing Competition and Price Decline. Competition in the market for Flash memory devices continues to increase as existing manufacturers introduce new products and industry-wide production capacity increases, and as Intel continues to aggressively price its Flash memory products. We expect competition in the marketplace for Flash memory devices to continue to increase. The selling prices of Flash memory devices declined through the first quarter of 1999. It is possible that we will be unable to maintain our market share in Flash memory devices and that price declines may accelerate as the market develops and as existing and potential new competitors introduce competitive products. A continued decline in our Flash memory device business or continued declines in the gross margin percentage in this product line could have a material adverse effect on this product line.


Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. Our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our revenues may suffer. We are increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. We have also built a new test and assembly facility in Suzhou, China. We are basing our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate and demand for our products does not increase, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to generate sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the greater risk is that we will have surplus capacity.

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our Flash memory products should significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture the AMD-K7 microprocessor in Dresden Fab 30. We have entered into a strategic alliance with Motorola to co-develop the copper interconnect technology required for the AMD-K7 and subsequent generations of microprocessors. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Dresden Fab 30 to fabricate the AMD-K7 microprocessor successfully.

Manufacturing Interruptions and Yields. Any substantial interruption of our manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could materially and adversely affect our business operations. We also have been, and may in the future be, materially and adversely affected by fluctuations in manufacturing yields. For example, our results in the past have been negatively affected by disappointing AMD-K6 microprocessor yields. The manufacture of ICs is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include equipment performance and process controls as well as other risks, all of which can affect yields.

Product Incompatibility. Our products may possibly be incompatible with some or all industry-standard software and hardware. If our customers are unable to achieve compatibility with software or hardware after our products is shipped in volume, we could be materially adversely affected. It is also possible that we may be unsuccessful in correcting any such compatibility problems that are discovered or that corrections will be unacceptable to customers or made in an untimely manner. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on our business.

Product Defects. One or more of our products may possibly be found to be defective after we have already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. We may also be subject to product returns which could impose substantial costs on us and have a material and adverse effect our business.

Essential Manufacturing Materials. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, a few foreign companies principally supply several types of the IC packages purchased by us, as well as by the majority of other companies in the semiconductor industry. Interruption of supply or increased demand in the industry could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on our business.

International Manufacturing and Foundries. Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; and Singapore; or by subcontractors in Asia. We have also constructed an additional assembly and test facility in Suzhou, China. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if we were unable to assemble and test our products abroad, or if air transportation between the United States and our overseas facilities were disrupted, there could be a material adverse effect on our business.

Impact of Year 2000

General. The Year 2000 issue is the result of computer software and firmware being written using two digits rather than four to define the applicable year. If our computer software and firmware with date-sensitive functions are not Year 2000 capable, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations or in the ability to process transactions, send invoices or engage in other normal business activities.

Our multi-step Year 2000 readiness plan includes development of corporate awareness, assessment of internal systems, project planning, project implementation (including remediation, upgrading and replacement), validation testing and contingency planning for both information technology (IT) and non-IT internal systems.

The Plan. Our plan covers four areas that are critical to our business operations:

  . Information Technology, which includes application software, infrastructure and network engineering and telecommunications;
  . Manufacturing, which includes wafer fabrication facilities, assembly and test facilities and third-party foundries;
  . Products and product design, which includes our commercial products and the hardware and software tools used specifically for product design; and
  . Organizational support, which includes non-fabrication facilities, security, corporate supply management, shipping, quality and environmental health and safety (EHS) departments.

 . Information Technology. We will be required to modify or replace significant portions of our application software so that our systems will function properly with respect to dates in the year 2000 and thereafter. Application software consists of business software required for our corporate business systems, including our accounts payable and receivable, payroll, order management, general ledger and shipping applications. In December 1998, we installed new Year 2000 capable order management and accounts receivable systems. In addition, we are utilizing internal resources and have contracted with a software reengineering company which specializes in Year 2000 remediation to remediate noncompliant code in our other application systems. The reengineering company has completed remediation of approximately 85 percent of the remaining application systems. Our goal is to complete remediation by July 31, 1999. It also our goal to complete testing and put all application systems into production by September 30, 1999. If required modifications to existing software are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on our business.

IT infrastructure consists of hardware and software other than application software that supports our mainframe and distributed computer systems, including PCs, operating systems and system utilities. We have tested Year 2000 capable versions of all our infrastructure software and are in the process of transitioning such software into productive use. Approximately 95 percent of our Year 2000 capable infrastructure hardware and software was installed and in production as of March 28, 1999. Our goal is for the remaining five percent to be completed by September 30, 1999. If we are unable to successfully transition our infrastructure software or to install and put our infrastructure hardware and software into production as anticipated, our business could be materially and adversely affected.

Network engineering and telecommunications consists of components in our data and voice communication networks. Approximately 95 percent of the data components and the voice components in our communication networks were Year 2000 capable as of March 28, 1999. Our goal is for the remaining data and network
components to be Year 2000 capable by September 30, 1999.   However, we do not
currently have all of the information necessary to determine if certain of our international network service providers will be Year 2000 capable in a timely manner. If they are not Year 2000 capable, our business could be materially and adversely affected.

 . Manufacturing. We are dedicating substantial resources to Year 2000 issues with respect to our wafer fabrication facilities worldwide to ensure continued operation of all critical wafer fabrication systems in the year 2000 and thereafter. We have retained an outside firm to provide Year 2000 program management and implementation assistance in connection with problem assessment, remediation and compliance testing. Approximately 70 percent of the critical wafer fabrication equipment was made Year 2000 capable as of March 28, 1999. It is our goal that 85 percent of the critical wafer fabrication equipment will be Year 2000 capable by June 30, 1999, 95 percent of the critical wafer fabrication equipment will be Year 2000 capable by September 30, 1999 and the remaining critical equipment will be Year 2000 capable by year-end 1999. Fabrication equipment software testing and installation is ongoing and will continue through the fourth quarter of 1999. However, some vendors have indicated that Year 2000 capable upgrades will not be available until mid to late 1999. If these vendors do not provide Year 2000 capable upgrades in time for us to install the products and to do adequate testing, or if the products do not adequately address the Year 2000 problem, our business could be materially and adversely affected.

Our assembly and test facilities are located in Malaysia, Thailand, China and Singapore. The remediation and replacement process for noncompliant systems and equipment in these facilities was approximately 90 percent complete as of March 28, 1999. Our goal is to complete this remediation by June 30, 1999.

We believe that all critical Year 2000-related manufacturing areas, including our wafer fabrication facilities and assembly and test facilities, will be Year 2000 capable by year-end 1999. We have begun contingency planning for critical areas of manufacturing and will continue developing and refining these plans throughout 1999.

However, we cannot give any assurance that we will be successful in our efforts to resolve any Year 2000 issues and to continue operations in our wafer fabrication facilities in the year 2000. Our failure to successfully resolve such issues could result in a shutdown of some or all of our operations, which would have a material adverse effect on our business.

 . Products and Product Design. We have reviewed the status of our current products and have not identified any critical products with Year 2000 problems. Our goal is that the hardware and software we use for product design will be Year 2000 capable by June 30, 1999. Testing of these systems is ongoing and will continue through the end of the year. If we fail to make the hardware and software we use for product design Year 2000 capable by year-end 1999, our business could be materially and adversely affected.

 . Organizational Support. Since organizational support consists of several functional divisions that provide administrative support to us as a whole, and this support overlaps in many areas, we are unable to quantify the overall progress of this group. However, some divisions have commenced significant projects aimed at Year 2000 readiness. For example, the facilities department is in the process of upgrading the building management system at our corporate marketing, general and administrative facility located in Sunnyvale, California. Our goal is to install all software upgrades required by facilities for Year 2000 readiness by June 30, 1999. EHS provides another example. Upgrades are being scheduled and performed on gas detection systems, acid neutralization systems and groundwater cleanup controls. EHS' remaining Year 2000 readiness activities were approximately 95 percent complete as of March 28, 1999 and our goal is to be 100 percent complete by June 30, 1999. Similarly, our security department has completed our plan to ensure Year 2000 compliance of the fire, intrusion and industrial process alarms in our China, Thailand and Germany sites. Our goal is to have our domestic alarm systems upgraded and tested for Year 2000 compliance by September 30, 1999, and to have all remaining alarm system upgrades and testing complete by October 31, 1999. However, if we are unable to make our organizational support systems Year 2000 capable before year-end 1999, our business could be materially and adversely affected.

Third-Party Suppliers and Customers. We have initiated communication with our significant suppliers and customers to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or other products that might contain embedded processors were asked to provide information regarding the Year 2000 compliance status of their products. We contacted additional suppliers in the first quarter of 1999 and will continue to seek information from non-responsive suppliers in the second quarter of 1999. In addition, in order to protect against the acquisition of additional non-compliant products, we now require suppliers to warrant that products sold or licensed to us are Year 2000 capable. We are currently assessing our customers' Year 2000 readiness plans. In the event that any of our significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. We cannot give any assurance that the systems of other companies on which our systems rely will be converted in a timely manner and will not have an adverse effect on our operations. We are currently assessing the extent to which our customers' exposure to contingencies related to the Year 2000 will affect the products we sell; however, we do not expect these to have a material impact on our operations.

Overall our goal is to resolve our critical Year 2000 issues by June 30, 1999, which is prior to any anticipated impact on our operating systems. We expect some testing and verification activities, as well as some upgrading of the wafer fabrication equipment, to continue through the end of the year. We also expect some aspects of the Year 2000 plan to continue beyond January 1, 2000 with respect to resolution of non-critical issues. However, these dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors.

Costs. The total expense of the Year 2000 plan is currently estimated to be approximately $35 million, although actual expenditures may differ. Actual costs incurred through the end of the first quarter of 1999 were approximately $13 million, the majority of which was expensed. The expenses of the Year 2000 project are being funded through operating cash flows.

Estimates. The costs of the Year 2000 plan and the dates on which we believe we will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. We cannot give any assurance that these estimates will be achieved. Consequently, actual results could differ materially from those anticipated.

Contingency Planning. We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. Development of contingency plans is in progress and will develop in detail and expand during the remainder of 1999. We cannot give any assurance that we will be able to develop a contingency plan that will adequately address all issues that may arise in the year 2000. Our failure to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on our operations. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.


Other Risk Factors

Debt Restrictions. The Credit Agreement and the Indenture contain significant covenants that limit our ability and our subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events, including, among other things, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Credit Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on our business.

In addition, the Dresden Loan Agreements substantially prohibit AMD Saxony from transferring assets to us, which will prevent us from using current or future assets of AMD Saxony other than to satisfy obligations of AMD Saxony.

Programmable Logic Software Risks. Historically, our programmable logic subsidiary, Vantis, has depended primarily on third parties to develop and maintain software that allows electrical circuit designs to be implemented using Vantis' CPLD products. Vantis initiated efforts to manage and control the development and maintenance of software for Vantis' products internally. As a result, in January 1999, Vantis shipped its first internally-developed software for its CPLD products. In addition, Vantis acquired rights to MINC, Inc.'s
(MINC) software and hired selected MINC development personnel to support previous-generation software and assist with development of new software. Accordingly, Vantis no longer required software development from MINC, which subsequently ceased business operation. Vantis' continued efforts to develop and maintain internally the software needed to sell and support its products may or may not be successful. If Vantis is unable to successfully develop and maintain software internally in a cost-effective manner, Vantis' business could be materially and adversely affected.

If the third-party software were subject to errors or "bugs," or if the internally developed software is subject to delays in development, errors, or "bugs" or is not accepted by the market, then Vantis would need to find another alternative for such services. It is possible that Vantis could be unable to locate additional software development tool vendors with the available capacity and technology necessary for the development and maintenance of software fitter tools. Even if an additional vendor or vendors were identified, Vantis may still be unable to enter into contracts with those vendors on terms acceptable to Vantis. Vantis' inability to find an acceptable alternative vendor for software services in a timely manner could materially and adversely affect Vantis' business.

Vantis' Field Programmable Gate Array (FPGA) Products. Vantis continues to develop FPGA products and has begun to develop FPGA software internally. The market for FPGA products is highly competitive. The design, marketing and sale of FPGA products are subject to many risks, including risks of delays in product development. Vantis does not anticipate significant sales from FPGA products.

Technological Change and Industry Standards. The market for our products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Currently accepted industry standards may change. Our success depends substantially on our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to our products, in market demand for products based on a particular technology or of accepted industry standards could materially and adversely affect our business. We may or may not be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others. In addition, new products may or may not achieve market acceptance.

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

Fluctuations in Operating Results. Our operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including:

  . the effects of competition with Intel in microprocessor and Flash memory device markets;
  .  competitive pricing pressures;
  .  anticipated decreases in unit average selling prices of our products;
  .  production capacity levels and fluctuations in manufacturing yields;
  .  availability and cost of products from our suppliers;
  .  the gain or loss of significant customers;
  .  new product introductions by us or our competitors;
  . changes in the mix of products produced and sold and in the mix of sales by distribution channels;
  .  market acceptance of new or enhanced versions of our products;
  . seasonal customer demand due to vacation and holiday schedules (for example, decreased demand in Europe during the summer); and
  . the timing of significant orders and the timing and extent of product development costs.

In addition, operating results have recently been, and may in the future be, adversely affected by general economic and other conditions causing a downturn in the market for semiconductor devices, or otherwise affecting the timing of customer orders or causing order cancellations or rescheduling. Our customers may change delivery schedules or cancel orders without significant penalty. Many of the factors listed above are outside of our control. These factors are difficult to forecast, and these or other factors could materially and adversely affect our quarterly or annual operating results.

Order Revision and Cancellation Policies. We manufacture and market standard lines of products. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devoted significant resources to them could have a material adverse effect on our business.

Distributors typically maintain an inventory of our products. In most instances our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally allow for the return of our products if the agreement with the distributor is terminated. The market for our products is generally characterized by, among other things, severe price competition. The price protection and return rights we offer to our distributors could materially and adversely affect us if there is an unexpected significant decline in the price of our products.

Key Personnel. Our future success depends upon the continued service of numerous key engineering, manufacturing, sales and executive personnel. We may or may not be able to continue to attract and retain qualified personnel necessary for the development and manufacture of our products. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

Intellectual Property Rights; Potential Litigation. It is possible that:

  . we will be unable to protect our technology or other intellectual property adequately through patents, copyrights, trade secrets, trademarks and other measures;
  .  patent applications that we may file will not be issued;
  . foreign intellectual property laws will not protect our intellectual property rights;
  . any patent licensed by or issued to us will be challenged, invalidated or circumvented or that the rights granted thereunder will not provide competitive advantages to us; and
  . others will independently develop similar products, duplicate our products or design around our patents and other rights.

From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could materially and adversely affect our business. We cannot give any assurance that all necessary licenses can be obtained on satisfactory terms, or whether litigation may always be avoided or successfully concluded.

Environmental Regulations. We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

International Sales. Our international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates and exemptions for taxes and tariffs.

Volatility of Stock Price; Ability to Access Capital. Based on the trading history of our stock, we believe that the following factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially:

  .  quarterly fluctuations in our financial results;
  . announcements of new products and/or pricing by us or our competitors; . the pace of new product manufacturing ramps;
  . production yields of key products; and . general conditions in the semiconductor industry.

In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of our common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that are often unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of our common stock and consequently limit our ability to raise capital or to make acquisitions. Our current business plan envisions substantial cash outlays requiring external capital financing. It is possible that capital and/or long-term financing will be unavailable on terms favorable to us or in sufficient amounts to enable us to implement our current plan.

Earthquake Danger. Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake.

Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. The transition period will last through January 1, 2002. We are assessing the potential impact to us that may result from the euro conversion. We do not expect the introduction and use of the euro to materially affect our foreign exchange activities, to affect our use of derivatives and other financial instruments, or to result in any material increase in costs to us. We will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition, as applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         1. AMD v. Altera Corporation. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to AMD's and Altera Corporation's programmable logic devices. In a trial held in May 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held in August 1997, the Court held that Altera was licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against AMD. The Court determined that we are licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees in November 1997. We then filed, and the Court granted, a motion to stay determination of the attorneys' fees motion until resolution of its appeal. We filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of our eight patents-in-suit. Both parties filed briefs and the Federal Court of Appeal heard oral argument on our appeal in November 1998. In April 1999, the Federal Court of Appeal reversed the earlier jury and Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. Also in April 1999, and following the decision of the Federal Court of Appeal, Altera filed a petition for rehearing.

         2. Shareholder Litigation. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in the following lawsuits: Arthur S. Feldman v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1133-MMC, N.D. Cal.); Pamela Lee v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1155-SI, N.D. Cal.); Izidor Klein v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1156-SC, N.D. Cal.); Nancy P. Steinman v. Advanced Micro Devices, Inc., et al. (Case No. C-99-20230-EAI, N.D. Cal.); Robert L. Dworkin v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1320-EDL, N.D. Cal.); Howard M. Lasker v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1345-JL, N.D. Cal.); John K. Thompson v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1383-PJH, N.D. Cal.); Dan Schwartz v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1402-MMC, N.D. Cal.); Serena Salamon and Norman Silverberg v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1435-SI, N.D. Cal.); David Wu and Hossein Mizraie v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1664-WHO, N.D. Cal.); Eidman v. Advanced Micro Devices, Inc., et al.

             (Case No. C-99-1782-SI, N.D. Cal.); Nold v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1858-SI, N.D. Cal.); Freeland v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1879-FMS, N.D. Cal.); and Fradkin v. Advanced Micro Devices, Inc. et al. (Case No. C-99-1959-SI, N.D. Cal.). In addition, we are aware of the following actions, although AMD has not been served with the complaints: Ellis Investment Co. v. Advanced Micro Devices, Inc., et al. (Case No. C-99-01102-BZ, N.D. Cal.); Dezwareh v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1131-FM, N.D. Cal.); and Tordjman v. Advanced Micro Devices, Inc., et al. (Case No. C-99-1501-FM, N.D. Cal.). These class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6-2 and AMD-K6-III microprocessors. The complaints seek unspecified damages, equitable relief, interest, fees and other litigation costs.

             We currently expect that these suits will be consolidated into one action within the next several months. We intend to contest the litigation vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.


ITEM 2.  CHANGES IN SECURITIES AND OTHER USE OF PROCEEDS

             In January and April 1999, we completed consent solicitations from registered holders of our Senior Secured Notes, which were issued pursuant to the Indenture. Upon receipt of the required consents in connection with the first consent solicitation, we adopted amendments to the Indenture which, among other things, permit (1) the planned sale of Vantis, (2) an initial public offering of all or any portion of our equity interests in Vantis or an issuance or exchange of Vantis' equity interests for the interests in other entities without compliance with certain financial tests previously set forth in the Indenture, and (3) Vantis to adopt equity-based incentive plans for its directors, officers and employees. Upon receipt of the required consents in connection with the second solicitation, we adopted amendments to the Indenture which give AMD greater flexibility with regard to restrictions imposed by the Indenture on amounts available for investment purposes. These amendments permit AMD to (1) reallocate an existing specific exception for investments of up $50 million to general investment purposes and (2) make additional investments of up to $70 million for general investment purposes, without additional restrictions, making a total of $120 million available for general investment purposes.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

     4.2(c) Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust Company of New York, as trustee.

     10.24(h) Seventh Amendment to the Credit Agreement, dated as of April 8, 1999, among AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

     27.1      Financial Data Schedule.


(b)  Report on Form 8-K

     The following reports on Form 8-K were filed during the quarter for which this report is filed:

     A current report on Form 8-K dated January 13, 1999 reporting under Item 5-Other Events was filed announcing the financial results for the fourth quarter ended December 27, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANCED MICRO DEVICES, INC.



Date:    May 12, 1999                   By:  /s/ Francis P. Barton
                                            --------------------------
                                            Francis P. Barton
                                            Senior Vice President, Chief
                                            Financial Officer

                                            Signing on behalf of the
                                            registrant and as the principal
                                            accounting officer

                   EXHIBIT INDEX
                   -------------

(a)  Exhibits

     4.2(c) Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust Company of New York, as trustee.

     10.24(h) Seventh Amendment to the Credit Agreement, dated as of April 8, 1999, among AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

     27.1      Financial Data Schedule.


(b)  Report on Form 8-K

     The following reports on Form 8-K were filed during the quarter for which this report is filed:

     A current report on Form 8-K dated January 13, 1999 reporting under Item 5-Other Events was filed announcing the financial results for the fourth quarter ended December 27, 1998.