Form 10-Q
period 1999-06-27
ADVANCED MICRO DEVICES INC
filed 1999-08-06
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 27, 1999
                                     -----------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

Commission File Number           1-7882
                      ----------------------------------

                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       94-1692300
----------------------------------------   -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                      94086
----------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
                                                     -------------------

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

The number of shares of $0.01 par value common stock outstanding as of July 16, 1999: 147,211,278.

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----

Part I.  Financial Information
         ---------------------
                                                                                                               Page No.
                                                                                                               --------
         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Operations --
                     Quarters Ended June 27, 1999 and June 28, 1998,
                     and Six Months Ended June 27, 1999 and June 28, 1998                                             3

                  Condensed Consolidated Balance Sheets --
                  June 27, 1999 and December 27, 1998                                                                 4

                  Condensed Consolidated Statements of Cash Flows --
                  Six Months Ended June 27, 1999 and June 28, 1998                                                    5

                  Notes to Condensed Consolidated Financial Statements                                                6

         Item 2.  Management's Discussion and Analysis of Financial Condition and                                    14
                    Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         40

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                                                  41

         Item 4.  Submission of Matters to a Vote of Security Holders                                                42

         Item 6.  Exhibits and Report on Form 8-K                                                                    42

         Signature                                                                                                   45

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)


                                                                           Quarter Ended                Six Months Ended
                                                                     ------------------------       ---------------------------
                                                                       June 27,      June 28,        June 27,         June 28,
                                                                        1999          1998            1999             1998
                                                                     ----------     ---------       ----------       ----------
Net sales                                                            $  595,109     $ 526,538       $1,226,702       $1,067,394
Expenses:
 Cost of sales                                                          458,339       390,140          908,770          813,731
 Research and development                                               167,278       139,158          327,224          267,278
 Marketing, general and administrative                                  124,520       101,198          251,830          189,412
 Restructuring and other special charges                                 17,514             -           32,530                -
                                                                     ----------     ---------       ----------       ----------
                                                                        767,651       630,496        1,520,354        1,270,421
                                                                     ----------     ---------       ----------       ----------

Operating loss                                                         (172,542)     (103,958)        (293,652)        (203,027)

Gain on sale of Vantis                                                  432,059             -          432,059                -
Litigation settlement                                                         -             -                -          (11,500)
Interest income and other, net                                            7,252         8,518           18,020           14,099
Interest expense                                                        (18,087)      (17,663)         (38,850)         (30,135)
                                                                     ----------     ---------       ----------       ----------

Income (loss) before income taxes and equity in joint venture           248,682      (113,103)         117,577         (230,563)
Provision (benefit) for income taxes                                    172,823       (44,110)         167,350          (91,107)
                                                                     ----------     ---------       ----------       ----------

Income (loss) before equity in joint venture                             75,859       (68,993)         (49,773)        (139,456)
Equity in net income of joint venture                                     4,037         4,433            1,302           12,169
                                                                     ----------     ---------       ----------       ----------

Net income (loss)                                                     $  79,896     $ (64,560)      $  (48,471)      $ (127,287)
                                                                     ----------     ---------       ----------       ----------

Net income (loss) per common share:
 Basic                                                                $    0.54     $   (0.45)      $    (0.33)      $    (0.89)
                                                                     ----------     ---------       ----------       ----------
 Diluted                                                              $    0.53     $   (0.45)      $    (0.33)      $    (0.89)
                                                                     ----------     ---------       ----------       ----------
Shares used in per share calculation:
 Basic                                                                  146,947       143,462          146,428          142,983
                                                                     ----------     ---------       ----------       ----------
 Diluted                                                                149,540       143,462          146,428          142,983
                                                                     ----------     ---------       ----------       ----------

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                    --------------------------------------
                                  (Thousands)


                                                                                 June 27,               December 27,
                                                                               -----------              -----------
Assets                                                                             1999                    1998
                                                                               -----------              -----------

Current assets:
 Cash and cash equivalents                                                     $   220,638              $   361,908
 Short-term investments                                                            430,192                  335,117
                                                                               -----------              -----------
  Total cash, cash equivalents and short-term investments                          650,830                  697,025
 Accounts receivable, net                                                          320,755                  415,557
 Inventories:
  Raw materials                                                                     12,582                   21,185
  Work-in-process                                                                  102,667                  129,036
  Finished goods                                                                    87,807                   24,854
                                                                               -----------              -----------
   Total inventories                                                               203,056                  175,075
 Deferred income taxes                                                              49,827                  205,959
 Prepaid expenses and other current assets                                          73,407                   68,411
                                                                               -----------              -----------
  Total current assets                                                           1,297,875                1,562,027
Property, plant and equipment, at cost                                           4,733,992                4,380,362
Accumulated depreciation and amortization                                       (2,195,873)              (2,111,894)
                                                                               -----------              -----------
  Property, plant and equipment, net                                             2,538,119                2,268,468
Investment in joint venture                                                        228,881                  236,820
Other assets                                                                       181,134                  185,653
                                                                               -----------              -----------
                                                                               $ 4,246,009              $ 4,252,968
                                                                               -----------              -----------

Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable to banks                                                        $     5,762              $     6,017
 Accounts payable                                                                  300,538                  333,975
 Accrued compensation and benefits                                                  91,539                   80,334
 Accrued liabilities                                                               161,789                  168,280
 Income tax payable                                                                 10,917                   22,026
 Deferred income on shipments to distributors                                       81,263                   84,523
 Current portion of long-term debt, capital lease obligations and other            131,364                  145,564
                                                                               -----------              -----------
  Total current liabilities                                                        783,172                  840,719

Deferred income taxes                                                               60,113                   34,784
Long-term debt, capital lease obligations and other, less current portion        1,440,563                1,372,416

Commitments and contingencies

Stockholders' equity:
 Capital stock:
  Common stock, par value                                                            1,490                    1,465
 Capital in excess of par value                                                  1,102,723                1,071,591
 Retained earnings                                                                 913,700                  962,171
 Accumulated other comprehensive loss                                              (55,752)                 (30,178)
                                                                               -----------              -----------
  Total stockholders' equity                                                     1,962,161                2,005,049
                                                                               -----------              -----------
                                                                               $ 4,246,009              $ 4,252,968
                                                                               -----------              -----------

* Amounts as of June 27, 1999, are unaudited. Amounts as of December 27, 1998, are derived from the December 27, 1998, audited financial statements.

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                      Six Months Ended
                                                                              ----------------------------------
                                                                                 June 27,              June 28,
                                                                                  1999                  1998
                                                                              -----------            -----------
Cash flows from operating activities:
 Net loss                                                                     $   (48,471)           $ (127,287)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Gain on sale of Vantis                                                        (432,059)                    -
   Depreciation and amortization                                                  255,371               225,334
   Net decrease (increase) in deferred income tax assets                          166,419               (99,066)
   Restructuring and other special charges                                         25,038                     -
   Foreign grant and subsidy income                                               (25,405)                    -
   Net loss on disposal of property, plant and equipment                            5,336                 1,282
   Net gain realized on sale of available-for-sale securities                      (4,250)                    -
   Undistributed income of joint venture                                           (1,302)              (12,169)
   Recognition of deferred gain on sale of building                                  (840)                    -
   Net compensation recognized on employee stock options                              (63)                3,632
   Changes in operating assets and liabilities:
    Net decrease in receivables, inventories,
      prepaid expenses and other assets                                            22,491                67,790
    Net increase in payables and accrued liabilities                               31,391                 7,963
    (Decrease) increase in income tax payable                                     (11,402)                4,111
                                                                              -----------            ----------
Net cash (used in) provided by operating activities                               (17,746)               71,590

Cash flows from investing activities:
 Proceeds from sale of Vantis                                                     454,269                     -
 Purchase of property, plant and equipment                                       (347,446)             (490,175)
 Proceeds from sale of property, plant and equipment                                2,915                 6,482
 Purchase of available-for-sale securities                                     (1,041,084)             (951,786)
 Proceeds from sale of available-for-sale securities                              935,686               647,630
                                                                              -----------            ----------
Net cash provided by (used in) investing activities                                 4,340              (787,849)

Cash flows from financing activities:
 Proceeds from borrowings                                                           5,835               573,865
 Payments on debt and capital lease obligations                                  (149,398)              (36,189)
 Deferred financing costs                                                               -               (12,783)
 Proceeds from foreign grants                                                           -                91,355
 Proceeds from issuance of stock                                                   27,256                21,575
                                                                              -----------            ----------
Net cash (used in) provided by financing activities                              (116,307)              637,823

Effect of exchange rate changes on cash and cash equivalents                      (11,557)               (2,056)
                                                                              -----------            ----------
Net decrease in cash and cash equivalents                                        (141,270)              (80,492)
Cash and cash equivalents at beginning of period                                  361,908               240,658
                                                                              -----------            ----------
Cash and cash equivalents at end of period                                    $   220,638            $  160,166
                                                                              ===========            ==========

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the first six months for:
  Interest                                                                    $    46,449            $   32,416
                                                                              -----------            ----------
  Income Taxes                                                                $     9,768            $   (1,719)
                                                                              -----------            ----------

See accompanying notes
----------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 1999. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

   The Company uses a 52- to 53-week fiscal year ending on the last
   Sunday in December. The quarters ended June 27, 1999 and June 28, 1998 each included 13 weeks.

   Certain prior year amounts on the condensed consolidated financial statements have been reclassified to conform to the 1999 presentation.

2. Restructuring and Other Special Charges

   Restructuring and other special charges were $17.5 million in the second quarter of 1999 and $15.0 million in the first quarter of 1999. These charges were the result of the Company's efforts to better align its cost structure with expected revenue growth rates. The restructuring efforts resulted in non-cash charges for the:

     . closure of a submicron development laboratory facility;
     . write-off of equipment in the Submicron Development Center (SDC);
     . write-off of equipment taken out of service in Fab 25, the Company's integrated circuit (IC) manufacturing facility located in Austin, Texas, related to the 0.35-micron wafer fabrication process; and
     . write-off of capitalized costs related to discontinued system projects.

  Cash charges consisted of:

     . severance and benefits to terminated employees including 50 employees in the Information Technology department and 128 employees in the SDC and sales offices;
     . costs for leases of vacated and unused sales offices; and . costs for the disposal of equipment taken out of service in Fab 25 and the SDC.

  The restructuring and other special charges for 1999 are as follows:

                                Severance
                                  and                                              Equipment         Discontinued
                                Employee                                            Disposal            System
(Thousands) (Unaudited)         Benefits        Facilities        Equipment          Costs             Projects           Total
                              -------------   --------------   ---------------   --------------   ------------------   ------------
Q1 99 charges                      $   779              $  -         $  8,148            $    -             $ 6,089       $ 15,016
Non-cash charges                         -                 -           (8,148)                -              (6,089)       (14,237)
                                   -------    --------------         --------    --------------   -----------------       --------
Reserves at March 28, 1999             779                 -                -                 -                   -            779
Q2 99 charges                        2,245               968           10,801             3,500                   -         17,514
Cash charges                        (1,360)                -                -                 -                   -         (1,360)
Non-cash charges                         -                 -          (10,801)                -                   -        (10,801)
                                   -------    --------------         --------    --------------   -----------------       --------
Reserves at June 27, 1999          $ 1,664              $968         $      -            $3,500             $     -       $  6,132
                                   =======    ==============         ========    ==============   =================       ========

  The Company's remaining reserves for severance and employee benefits will be paid during the third quarter of 1999. The Company anticipates that the remaining reserves for sales office facilities will be utilized over the period through lease termination in the second quarter of 2002. The remaining reserves for the equipment disposal costs will be fully discharged by the first quarter of 2000.

3. Available-For-Sale Securities

   The following is a summary of available-for-sale securities:

                                                                        June 27,
(Thousands) (Unaudited)                                                   1999
                                                                       ----------
Cash equivalents:
  Money market funds                                                    $ 169,000
  Commercial paper                                                         29,770
                                                                        ---------
    Total cash equivalents                                              $ 198,770
                                                                        =========

Short-term investments:
  Treasury notes                                                        $   4,258
  Bank notes                                                               10,139
  Federal agency notes                                                     50,137
  Money market auction rate preferred stocks                              150,500
  Certificates of deposit                                                  62,259
  Corporate notes                                                          30,796
  Commercial paper                                                        122,103
                                                                        ---------
    Total short-term investments                                        $ 430,192
                                                                        =========

Long-term investments:
    Equity investments                                                  $  18,528
    Commercial paper                                                        9,999
    Treasury notes                                                          1,907
                                                                        ---------
      Total long-term investments (included in other assets)            $  30,434
                                                                        =========

4. Debt

   The 1996 syndicated bank loan agreement (the Credit Agreement) provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. On June 25, 1999, we terminated the secured revolving line of credit. Approximately $86 million of the four-year secured term loan was outstanding as of June 27, 1999. As of June 27, 1999, we were in compliance with all covenants under the Credit Agreement. In July 1999, we repaid the outstanding balance on the secured term loan, terminated the Credit Agreement and replaced the Credit Agreement with a new Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors, subject to reserves which may be set aside by the lenders. The Company will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds.

5. Net Income (Loss) per Common Share

   Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income per common share is computed using the weighted average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, restricted stocks, warrants and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per common share:


                                                             Quarter Ended              Six Months Ended
                                                       -------------------------   ----------------------------
                                                        June 27,      June 28,       June 27,       June 28,
   (Thousands except per share data) (Unaudited)          1999          1998           1999           1998
                                                       ----------   ------------   ------------   -------------
   Numerator:
     Numerator for basic and diluted net income (loss)
     per common share                                    $ 79,896     $ (64,560)     $ (48,471)     $ (127,287)
                                                         ========     =========      =========      ==========

   Denominator:
     Denominator for basic net income (loss)
       per common share - weighted-average shares         146,947       143,462        146,428         142,983
     Effect of dilutive securities:
       Employee stock options                               2,538             -              -               -
       Restricted stock                                        55             -              -               -
                                                         --------     ---------      ---------      ----------
   Dilutive potential common shares                         2,593             -              -               -
                                                         --------     ---------      ---------      ----------
   Denominator for diluted net income (loss) per
     common share - adjusted weighted-average shares      149,540       143,462        146,428         142,983
                                                         ========     =========      =========      ==========


   Basic net income (loss) per common share              $   0.54     $   (0.45)     $   (0.33)     $    (0.89)
                                                         ========     =========      =========      ==========
   Diluted net income (loss) per common share            $   0.53     $   (0.45)     $   (0.33)     $    (0.89)
                                                         ========     =========      =========      ==========

   Options to purchase 8,223,255 shares of common stock at a weighted-average price of $17.48 per share were outstanding during the quarter ended June 27, 1999, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during the period. Options and restricted stock were outstanding during the quarter ended June 28, 1998 and both of the six month periods ended June 27, 1999 and June 28, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. Warrants and convertible debt were outstanding during both of the six month periods ended June 27, 1999 and June 28, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive.

6. Investment in Joint Venture

   In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. As of June 27, 1999, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $34 million. The following are the significant FASL related-party transactions and balances:


                                             Quarter Ended                   Six Months Ended
                                   ---------------------------------   ---------------------------------
                                      June 27,          June 28,          June 27,          June 28,
   (Thousands) (Unaudited)              1999              1998              1999              1998
                                   ---------------   ---------------   ---------------   ---------------
   Royalty income                         $  6,134          $  4,773         $  10,737         $  10,674
   Purchases                                61,618            50,727           118,776           110,682


                                           June 27,         December 27,
   (Thousands) (Unaudited)                   1999              1998
                                        --------------     -------------
   Royalty receivable                     $  5,546          $  6,027
   Accounts payable                         32,875            39,424

   The following is condensed unaudited financial data of FASL:




                                          Quarter Ended                         Six Months Ended
                                  -------------------------------        -------------------------------
                                     June 27         June 28,               June 27          June 28,
   (Thousands) (Unaudited)            1999             1998                   1999             1998
                                  -------------   ---------------        --------------   --------------
   Net sales                          $ 118,398          $ 97,908             $ 215,670        $ 216,909
   Gross profit                          24,836            16,737                18,670           33,451
   Operating income                      24,310            16,044                17,443           29,973
   Net income                            14,034             7,814                 9,880           18,364

   The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations due to the elimination of intercompany unrealized profits which are reflected on the Company's condensed consolidated statements of operations.

7. Segment Reporting

   During the six months ended June 27, 1999, AMD had two principal businesses and had two reportable segments: (1) the AMD segment, which consists of three product groups-Computation Products Group, Memory Group and Communications Group, and (2) the Vantis segment, which consists of the Company's programmable logic subsidiary, Vantis Corporation (Vantis). The reportable segments were organized as discrete and separate functional units with separate management teams and separate performance assessment and resource allocation processes. The AMD segment produces microprocessors, core logic products, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, telecommunication products, networking and input/output (I/O) products and embedded processors. The Vantis segment produced complex and simple, high-performance complementary metal oxide semiconductor (CMOS) programmable logic devices (PLDs).

   On June 15, 1999, AMD completed the sale of Vantis to Lattice Semiconductor Corporation. Therefore, results from the second quarter of 1999 included operations of the Vantis segment only through June 15, 1999. (See Note 8.)

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's financial statements in its annual report on Form 10-K for the year ended December 27, 1998. The Company evaluates performance and allocates resources based on segment operating income (loss).


                                                                   Quarter Ended                 Six Months Ended
                                                          -----------------------------   -------------------------------
   (Thousands) (Unaudited)                                   June 27,        June 28,        June 27,        June 28,
                                                               1999            1998            1999            1998
                                                          -------------   -------------   --------------   --------------
   Net sales:
       AMD segment
         External customers                                  $ 555,574       $ 474,599       $1,140,010       $  959,231
         Intersegment                                           15,450          25,340           32,626           48,649
                                                             ---------       ---------       ----------       ----------
                                                               571,024         499,939        1,172,636        1,007,880

       Vantis segment external customers                        39,535          51,939           86,692          108,163

       Elimination of intersegment sales                       (15,450)        (25,340)         (32,626)         (48,649)
                                                             ---------       ---------       ----------       ----------

         Net sales                                           $ 595,109       $ 526,538       $1,226,702       $1,067,394
                                                             =========       =========       ==========       ==========

   Segment income (loss):
       AMD segment                                           $(171,813)      $(106,538)      $ (299,291)      $ (217,251)
       Vantis segment                                             (729)          2,580            5,639           14,224
                                                             ---------       ---------       ----------       ----------
         Total operating loss                                 (172,542)       (103,958)        (293,652)        (203,027)
       Gain on sale of Vantis                                  432,059               -          432,059                -
       Litigation settlement                                         -               -                -          (11,500)
       Interest income and other, net                            7,252           8,518           18,020           14,099
       Interest expense                                        (18,087)        (17,663)         (38,850)         (30,135)
       (Provision) Benefit for income taxes                   (172,823)         44,110         (167,350)          91,107
       Equity in net income of
         FASL (AMD segment)                                      4,037           4,433            1,302           12,169
                                                             ---------       ---------       ----------       ----------
         Net income (loss)                                   $  79,896       $ (64,560)      $  (48,471)      $ (127,287)
                                                             =========       =========       ==========       ==========

8. Sale of Vantis Corporation

   On June 15, 1999, AMD sold Vantis to Lattice Semiconductor Corporation for approximately $500 million in cash. AMD received, net of cash and cash equivalents of about $46 million held by Vantis, approximately $454 million. AMD's pre-tax gain on the sale of Vantis was $432 million, subject to adjustment, if any, based on the final determination of the net asset value of Vantis at June 15, 1999. The gain is computed based on Vantis' preliminary net assets as of June 15, 1999 and other direct expenses related to the sale. The applicable tax rate on the gain was 40 percent.

    Subsequent to the Vantis sale, the Company will continue to provide services to Vantis pursuant to various re-negotiated service contracts. According to the service contracts, the Company will continue to provide, among other things, wafer fabrication and assembly, test, mark, pack services to Vantis. The wafer, fabrication and assembly, test, mark and pack service agreements will continue until September 2003.

    9.  Comprehensive Income (Loss)

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive loss.

    The following are the components of comprehensive income (loss):


                                                          Quarter Ended               Six Months Ended
                                                   --------------------------   ----------------------------
                                                    June 27,       June 28,       June 27,       June 28,
    (Thousands) (Unaudited)                           1999           1998           1999           1998
                                                   -----------   ------------   ------------   -------------
    Net income (loss)                                $ 79,896      $ (64,560)     $ (48,471)     $ (127,287)

    Foreign currency translation adjustments          (19,679)        (8,368)       (29,990)        (15,681)
    Unrealized gains on securities, net of tax:
       Unrealized gains on investments arising
           during the period                            6,244          7,897          7,869           6,669
       Less: Reclassification adjustment for
           gains included in earnings                       -              -         (3,453)              -
                                                     --------      ---------      ---------      ----------
    Other comprehensive loss                          (13,435)          (471)       (25,574)         (9,012)
                                                     --------      ---------      ---------      ----------
    Comprehensive income (loss)                      $ 66,461      $ (65,031)     $ (74,045)     $ (136,299)
                                                     ========      =========      =========      ==========

    The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                           June 27,             December 27,
    (Thousands) (Unaudited)                                  1999                   1998
                                                          ---------             ------------
    Unrealized gain on investments, net of tax            $  11,176             $   6,760
    Cumulative translation adjustments                      (66,928)              (36,938)
                                                          ---------             ---------
                                                          $ (55,752)            $ (30,178)
                                                          =========             =========

10. Contingencies

    AMD V. ALTERA CORPORATION. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to AMD's and Altera Corporation's programmable logic devices. In a trial held in May 1996, a jury found that five of the eight AMD patents-
  in-suit were licensed to Altera. As a result of the bench trial held in August 1997, the Court held that Altera was licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against AMD. The Court determined that the Company is licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees in November 1997. The Company then filed, and the Court granted, a motion to stay determination of the attorneys' fees motion until resolution of its appeal. The Company filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of its eight patents-in-suit. Both parties filed briefs and the Federal Court of Appeal heard oral argument on our appeal in November 1998. In April 1999, the Federal Court of Appeal reversed the earlier jury and Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. Also in April 1999, and following the decision of the Federal Court of Appeal, Altera filed a petition for rehearing. In June 1999, in connection with the sale of Vantis to Lattice Semiconductor Corporation, AMD transferred this proceeding and substantially all of its rights and liabilities relating to this action to Vantis.

  SECURITIES CLASS ACTION LITIGATIONS. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in the following lawsuits: Arthur S. Feldman v. Advanced Micro Devices, Inc., et al.; Pamela Lee v. Advanced Micro Devices, Inc., et al.; Izidor Klein v. Advanced Micro Devices, Inc., et al.; Nancy P. Steinman v. Advanced Micro Devices, Inc., et al.; Robert L. Dworkin v. Advanced Micro Devices, Inc., et al.; Howard M. Lasker v. Advanced Micro Devices, Inc., et al.; John K. Thompson v. Advanced Micro Devices, Inc., et al.; Dan Schwartz v. Advanced Micro Devices, Inc., et al.; Serena Salamon and Norman Silverberg v. Advanced Micro Devices, Inc., et al.; David Wu and Hossein Mizraie v. Advanced Micro Devices, Inc., et al.; Eidman v. Advanced Micro Devices, Inc., et al.; Nold v. Advanced Micro Devices, Inc., et al.; Freeland v. Advanced Micro Devices, Inc., et al.; Fradkin v. Advanced Micro Devices, Inc. et al.; Ellis Investment Co. v. Advanced Micro Devices, Inc., et al.; Dezwareh v. Advanced Micro Devices, Inc., et al.; and Tordjman v. Advanced Micro Devices, Inc., et al. These class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6(R)-2 and AMD-K6-III microprocessors. The complaints seek unspecified damages, equitable relief, interest, fees and other litigation costs.

  The Company expects that these suits will be consolidated into one action within the next several months. AMD intends to contest the litigation vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to access external sources of capital; our ability to transition to new process technologies; our ability to produce the AMD Athlon microprocessor in the volume required by customers on a timely basis; our ability, and the ability of third parties, to provide timely infrastructure solutions (motherboards and chipsets) to support the AMD Athlon microprocessor; customer and market acceptance of the AMD Athlon microprocessor; our ability to maintain average selling prices for the AMD Athlon microprocessor; strengthening demand for Flash memory devices; Year 2000 costs; the impact on our business as a result of Year 2000 issues; the impact on customers and suppliers as they prepare for the Year 2000; our new integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of December 27, 1998, and December 28, 1997, and for each of the three years in the period ended December 27, 1998.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, K86, AMD-K6, AMD-K6-2, AMD-K6-III, AMD Athlon and 3DNow! are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Pentium is a registered trademark and Celeron is a trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

During the six months ended June 27, 1999, we participated in all three technology areas within the digital integrated circuit (IC) market - memory circuits, logic circuits and microprocessors - through (1) our AMD segment, which consists of our three product groups - Computation Products Group (CPG), Memory Group and Communications Group and (2) our Vantis segment, which consisted of our former programmable logic subsidiary, Vantis Corporation (Vantis). CPG products include microprocessors, core logic products and embedded processors. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products, networking, and input/output (I/O) products. Vantis products are complex and simple high-performance complementary metal oxide semiconductor (CMOS) programmable logic devices (PLDs).

On June 15, 1999, we completed the sale of our Vantis segment to Lattice Semiconductor Corporation for approximately $500 million in cash. The actual cash received was approximately $454 million, which was net of Vantis' cash and cash equivalent balance of approximately $46 million as of the closing.

The following is a summary of the net sales of the AMD and Vantis segments for the periods presented below:


                                             Quarter Ended                            Six Months Ended
                            ------------------------------------------------   -------------------------------
                               June 27,        March 28,         June 28,         June 27,         June 28,
(Millions)                       1999             1999             1998             1999             1998
                            --------------   --------------   --------------   --------------   --------------
AMD Segment:
   CPG                               $ 317            $ 395            $ 272           $  712           $  502
   Memory Group                        166              126              132              292              299
   Communications Group                 70               64               71              133              158
   Other                                 2                -                -                2                -
                                     -----            -----            -----           ------           ------
                                       555              585              475            1,139              959
Vantis Segment                          40               47               52               87              108
                                     -----            -----            -----           ------           ------
     Total                           $ 595            $ 632            $ 527           $1,226           $1,067
                                     =====            =====            =====           ======           ======

Net Sales Comparison of Quarters Ended June 27, 1999 and March 28, 1999

Net sales for the second quarter of 1999 decreased by six percent compared to the first quarter of 1999.

CPG net sales of $317 million decreased 20 percent in the second quarter of 1999 compared to the first quarter of 1999 due primarily to a decrease in sales of microprocessors. Net sales from our AMD-K6(R) family of microprocessors substantially declined from the previous quarter as a result of aggressive Intel marketing, pricing and product bundling. Unit shipments declined approximately 14 percent, and the average selling price declined approximately 15 percent for our AMD-K6 family of microprocessors compared to the previous quarter. We expect net sales from our AMD-K6 family of microprocessors to decline due to the decreasing average selling prices. CPG sales growth during the remainder of 1999 is dependent on a successful production ramp and market acceptance of our AMD Athlon(TM) microprocessor, as to which we cannot give any assurance.

Memory Group net sales of $166 million increased by 32 percent in the second quarter of 1999 compared to the first quarter of 1999 as a result of strong growth in unit shipments of Flash memory devices at higher average selling prices, slightly offset by a decline in unit shipments of EPROM devices. Demand for Flash memory devices, particularly in the cellular phone industry, grew during the second quarter of 1999. Demand for EPROM devices continues to decline due to a shift away from EPROM devices to Flash memory devices. As a result of this ongoing trend, we continue to expect future EPROM sales to decline.

Communications Group net sales of $70 million increased nine percent in the second quarter of 1999 compared to the first quarter of 1999. This was due to an increase in unit shipments of telecommunication products as a result of improved Asian and world economies, particularly in China and Latin America. This increase was partially offset by a decrease in average selling prices of communication products due to price pressures, and a decrease in net sales of networking products. Sales of our new higher-performance networking products have not grown enough to offset the decline in sales of our older products.

Vantis net sales of $40 million decreased 15 percent in the second quarter of 1999 compared to the first quarter of 1999, primarily as a result of only 11 weeks of sales in the second quarter due to the sale of Vantis on June 15, 1999, as compared to a full 13 weeks of sales in the prior quarter.

Net Sales Comparison of Quarters Ended June 27, 1999 and June 28, 1998

Net sales for the second quarter of 1999 increased by 13 percent compared to the second quarter of 1998.

CPG net sales increased by 17 percent in the second quarter of 1999 compared to the same quarter in the previous year due primarily to an increase in sales of microprocessors. Unit shipments of our AMD-K6 family of microprocessors increased 40 percent as a result of our development of a broader and stronger customer base and more competitive products. This increase in unit shipments was partially offset by a 20 percent decrease in average selling prices. Aggressive Intel marketing, pricing and product bundling in the second quarter of 1999 caused the decline of the average selling price of our AMD-K6 family of microprocessors compared to the same period in 1998. We expect net sales from our AMD-K6 family of microprocessors to decline due to the decreasing average selling prices. CPG sales growth during the remainder of 1999 is dependent on a successful production ramp and market acceptance of our AMD Athlon microprocessor, as to which we cannot give any assurance.

Memory Group net sales increased by 26 percent in the second quarter of 1999 compared to the second quarter of 1998. We experienced significant growth in unit shipments of Flash memory devices, which were partially offset by lower average selling prices of Flash memory devices and lower net sales of EPROM devices. Demand for Flash memory devices, particularly in the cellular phone industry, grew during the second quarter of 1999. Demand for EPROM devices continues to decline with the shift away from EPROM devices to Flash memory devices. As a result of this ongoing trend, we continue to expect future EPROM sales to decline.

Communications Group net sales were relatively flat in the second quarter of 1999 compared to the second quarter of 1998. This was due to a combination of a slight decrease in net sales of telecommunication products and a slight increase in net sales of networking products.

Vantis net sales decreased by 23 percent in the second quarter of 1999 compared to the second quarter of 1998. This decrease was due to lower sales of SPLD products which were partially offset by higher sales of CPLD products, as well as only 11 weeks of sales in the second quarter due to the sale of Vantis on June 15, 1999, as compared to a full 13 weeks of sales in the second quarter of 1998.

Net Sales Comparison of Six Months Ended June 27, 1999 and June 28, 1998

Net sales for the first half of 1999 increased by 15 percent compared to the first half of 1998.

CPG net sales increased by 42 percent in the first half of 1999 compared to the first half of 1998. Our net sales of AMD-K6 family of microprocessors doubled during this period. Growth in our AMD-K6 family of microprocessors was primarily driven by a 91 percent increase in unit shipments which resulted from our development of a stronger customer base and more competitive products. Aggressive Intel marketing, pricing and product bundling in the first half of 1999 caused the decline of the average selling price of our AMD-K6 family of microprocessors from the first half of 1998. We expect net sales from our AMD-K6 family of microprocessors to decline due to the decreasing average selling prices. CPG sales growth during the remainder of 1999 is dependent on a successful production ramp and market acceptance of our AMD Athlon microprocessor, as to which we cannot give any assurance.

Memory Group net sales decreased two percent in the first half of 1999 compared to the first half of 1998 due to lower net sales of EPROM devices. This decrease was partially offset by slightly higher net sales of Flash memory devices as a result of growing demand for Flash in the latter part of the period. Demand for EPROM devices continues to decline with the shift away from EPROM devices to Flash memory devices. As a result of this ongoing trend, we continue to expect future EPROM sales to decline.

Communications Group net sales decreased 16 percent in the first half of 1999 compared to the first half of 1998. This decrease was a result of fewer unit shipments as well as lower average selling prices of both telecommunication and networking products. During the later part of the period, sales of our telecommunication products increased, but not enough to have a significant impact on the full period. Sales of our new higher-performance networking products have not grown enough to offset the decline in sales of our older products.

Vantis net sales decreased 19 percent in the first half of 1999 compared to the first half of 1998. This decrease was due to lower sales of SPLD products which were partially offset by higher sales of CPLD products, as well as only 24 weeks of sales in the first half of 1999 due to the sale of Vantis on June 15, 1999, as compared to a full 26 weeks of sales in the first half of 1998.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:


                                                        Quarter Ended                      Six Months Ended
                                         ------------------------------------------   ---------------------------
                                           June 27,      March 28,       June 28,       June 27,       June 28,
(Millions except for gross margin            1999           1999           1998           1999           1998
 percentage)                             ------------   ------------   ------------   ------------   ------------
Cost of sales                                  $ 458          $ 450          $ 390          $ 909          $ 814
Gross margin percentage                          23 %           29 %           26 %           26 %           24 %
Research and development                         167            160            139            327            267
Marketing, general and administrative            125            127            101            252            189
Restructuring and other special charges           18             15              -             33              -
Gain on sale of Vantis                           432              -              -            432              -
Litigation settlement                              -              -              -              -             12
Interest income and other, net                     7             11              8             18             14
Interest expense                                  18             21             18             39             30

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

Gross margin percentage of 23 percent in the second quarter of 1999 decreased from 29 percent in the first quarter of 1999. The decrease in gross margin percentage was due to lower net sales of microprocessors and higher fixed costs. Fixed costs will continue to increase as we introduce equipment for 0.18-micron process technology capacity and facilitize Fab 25, our IC manufacturing facility in Austin, Texas. Dresden Fab 30 will also contribute to an increase in cost of sales at the time it begins producing units for sale, which we anticipate to be no earlier than the first quarter of 2000. Accordingly, absent significant increases in sales, particularly with respect to microprocessors, we will continue to experience pressure on our gross margin percentage. Gross margin percentage of 23 percent in the second quarter of 1999 decreased from 26 percent in the same quarter of 1998. This decrease was primarily due to higher fixed costs as a result of continued investment in Fab 25. Gross margin percentage of 26 percent in the first half of 1999 increased from 24 percent in the first half of 1998, due to higher net sales of microprocessors.

Research and development expenses of $167 million in the second quarter of 1999 increased four percent compared to the first quarter of 1999. Increased costs related to the facilitization of Dresden Fab 30 and research and development activities for the AMD Athlon microprocessor were partially offset by decreases in expenses as a result of spending controls. Research and development expenses in the second quarter of 1999 increased 20 percent compared to the second quarter of 1998 primarily due to increased costs for the facilitization of Dresden Fab 30 and the 1998 alliance with Motorola for the development of Flash memory and logic process technologies, which were partially offset by the recognition of deferred credits in 1999 on foreign capital grants and interest subsidies related to the costs of Dresden Fab 30. These credits of approximately $13 million per quarter will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007. Beginning no earlier than the first quarter of 2000, we expect Dresden Fab 30 to begin producing units for sale. At that time, a significant portion of Dresden Fab 30 expenses, including the deferred credits referred to above, will shift from research and development expense to cost of sales. Research and development expenses of $327 million in the first half of 1999 increased 22 percent compared to the first half of 1998 due to increased costs for the facilitization of Dresden Fab 30, the 1998 alliance with Motorola for the development of Flash memory and logic process technologies and research and development activities for the AMD Athlon microprocessor, which were partially offset by the recognition of deferred credits in 1999 as discussed above as well as decreases in expenses resulting from spending controls.

Marketing, general and administrative expenses of $125 million in the second quarter of 1999 decreased two percent compared to the first quarter of 1999. This was due to nonrecurring software charges incurred in the first quarter as well as slightly lower spending on Year 2000 upgrade. These increases were partially offset by costs incurred late in the quarter for introduction of the AMD Athlon microprocessor. Marketing, general and administrative expenses in the second quarter of 1999 increased 24 percent compared to the second quarter of 1998 primarily due to significantly higher marketing and promotional activities, along with increased depreciation expense and costs associated with the installation of new order management and accounts receivable systems. Marketing, general and administrative expenses of $252 million in the first half of 1999 increased 33 percent compared to the first half of 1998 primarily due to significantly higher marketing and promotional activities and increased amortization expense and costs associated with the installation of new order management and accounts receivable systems.

In the first quarter of the current fiscal year we initiated a review of our cost structure. Based upon this review, we recorded restructuring and other special charges of $18 million in the second quarter and $15 million in the first quarter of 1999 as a result of certain of our actions to better align our cost structure with expected revenue growth rates. Although we have achieved the expected cost savings as a result of this realignment, we have not achieved the expected revenue growth rates. As a result, we will continue to evaluate our cost structure and expect to incur additional restructuring and other special charges during the third quarter, and possibly the fourth quarter, of the current fiscal year.

The restructuring activities and other special charges primarily relate to: 1) the closure of a submicron development laboratory facility; 2) write-offs of certain equipment, including estimated disposal costs, in the Submicron Development Center (SDC); 3) write-offs of equipment utilized in the discontinued 0.35-micron wafer fabrication process; 4) the elimination of job responsibilities for 50 employees in the first quarter and 128 employees in the second quarter in the SDC, sales offices and Information Technology department;
5) the write-off of
discontinued system projects; and 6) costs for vacated and unused sales office leases. During the second quarter of 1999, we discharged our accrual balance of $779 thousand which was incurred in the first quarter of 1999 relating to the severance costs for the termination of 50 employees. We expect to discharge our second quarter accrual balances as follows: 1) the $3.5 million accrual for SDC equipment disposal costs is expected to be discharged by the first quarter of 2000; 2) the $1.7 million accrual for severance costs will be discharged during the third quarter of the current fiscal year; and 3) the $968 thousand accrual for costs related to vacated and unused sales office leases will be discharged through the second quarter of 2002.

On June 15, 1999, we completed the sale of our Vantis segment to Lattice Semiconductor Corporation for approximately $500 million in cash. The actual cash received was net of Vantis' cash and cash equivalent balance of approximately $46 million at the closing. Our pre-tax gain on the sale of Vantis was $432 million, subject to adjustment, if any, based on the final determination of the net asset value of Vantis at June 15, 1999. The gain is computed based on Vantis' net assets as of June 15, 1999 and other direct expenses related to the sale. The applicable tax rate on the gain was 40 percent.

A litigation settlement of approximately $12 million was recorded during the six months ended June 28, 1998 for the settlement of a class action securities lawsuit against AMD and certain current and former officers and directors. We paid the settlement during the third quarter of 1998.

Interest income and other, net of $7 million in the second quarter of 1999 decreased $4 million compared to the first quarter of 1999. This decrease was due primarily to a nonrecurring gain realized in the first quarter of 1999 related to the sale of an investment. Interest income and other, net decreased $1 million compared to the second quarter of 1998. This decrease was mainly due to lower average cash balances. Interest income and other, net of $18 million in the first half of 1999 increased $4 million compared to the first half of 1998. This increase was primarily due to the gain on the sale of an investment.

Interest expense of $18 million in the second quarter of 1999 decreased $3 million compared to the first quarter of 1999. This decrease was primarily due to a higher amount of interest that was capitalized rather than expensed. Interest expense remained flat compared to the same quarter in the previous year. Interest expense of $39 million in the first half of 1999 increased $9 million compared to the first half of 1998. This increase was a result of higher average debt balances, including the $517.5 million of Convertible Subordinated Notes sold in May 1998 (the Convertible Subordinated Notes), partially offset by higher capitalized interest.

Income Tax

We recorded an income tax provision of $172.8 million in the second quarter of 1999 and a tax benefit of $44.1 million in the second quarter of 1998. Excluding the gain on the sale of Vantis and restructuring and other special charges, the effective tax rate for the quarter and six months ended June 27, 1999 is zero percent, and effective tax benefit rate for the quarter and six months ended June 28, 1998 is 39 percent. The tax provision recorded in the second quarter of 1999 is attributable to the gain on the sale of the Vantis subsidiary. No tax benefits were recorded for the operating losses in the quarter and six months ended June 27, 1999 because the deferred tax assets arising from such losses are offset by a valuation allowance. The effective tax rate is expected to be zero for the remainder of 1999.

We had net deferred tax liabilities of $10.3 million as of June 27, 1999 representing certain foreign deferred taxes.

Other Items

International sales as a percent of net sales were 58 percent in both the second quarter of 1999 and the first quarter of 1999, and 48 percent in the second quarter of 1998. International sales were 58 percent of net sales in the first half of 1999 and 52 percent of net sales in the first half of 1998. During the first half of 1999, approximately nine percent of our net sales were denominated in foreign currencies. We do not have sales denominated in local currencies in those countries which have highly inflationary economies (as defined by generally accepted accounting principles). The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

On June 15, 1999, we completed the sale of our Vantis segment to Lattice Semiconductor Corporation for approximately $500 million in cash. The actual cash received of approximately $454 million was net of Vantis' cash and cash equivalent balance of approximately $46 million as of the closing.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                      Quarter Ended                                  Six Months Ended
                    -------------------------------------------------        --------------------------------
                      June 27,          March 28,          June 28,             June 27,          June 28,
(Millions)              1999               1999              1998                 1999              1998
                    -------------   ------------------   ------------        ---------------   --------------
AMD segment                $(172)               $(127)          $(107)                $(299)            $(217)
Vantis segment                (1)                   6               3                     5                14
                           -----                -----           -----                 -----             -----
     Total                 $(173)               $(121)          $(104)                $(294)            $(203)
                           =====                =====           =====                 =====             =====

The AMD segment incurred a larger operating loss in the second quarter of 1999 compared to the first quarter of 1999 due to a decrease in net sales of the AMD segment, primarily as a result of aggressive Intel marketing, pricing and product bundling. While net sales decreased, cost of sales remained high, and research and development costs and restructuring and other special charges increased. The AMD segment's operating loss increased in the second quarter of 1999 compared to the same quarter in 1998, and in the first half of 1999 compared to the first half of 1998, despite higher net sales. These operating loss increases were caused by higher costs associated with the facilitization of Fab 25 and Dresden Fab 30, the alliance with Motorola, research and development on the AMD Athlon microprocessor, restructuring and other special charges and depreciation on the new order management and accounts receivable systems.

Net sales for the Vantis segment decreased for all periods presented due to the sale of the Vantis segment on June 15, 1999, which created a fewer number of weeks included in the quarter and six months ended June 27, 1999. The Vantis segment incurred an operating loss in the second quarter of 1999 compared to operating income in the first quarter of 1999 due to lower net sales in the Vantis segment, higher research and development expenses and higher marketing, general and administrative expenses. Research and development expenses were higher as a result of increased work on Field Programmable Gate Array (FPGA) products. Marketing, general and administrative expenses increased due to various employee bonus plans. The Vantis segment's operating income decreased in the second quarter of 1999 compared to the same quarter in 1998. This was due to lower net sales and higher marketing, general and administrative expenses resulting from employee incentive plans and the implementation of new order management and accounts receivable systems. The Vantis segment's operating income decreased in the first half of 1999 compared to the first half of 1998 due to lower net sales along with higher marketing, general and administrative expenses. These expenses resulted from various employee incentive plans and additional sales and marketing employees.



--------------------------------------------------------------------------------
FINANCIAL CONDITION

Cash and cash equivalents in the first half of 1999 decreased by $141 million compared to a decrease of $80 million in the first half of 1998. Year to date capital expenditures in 1999 have been offset by cash received on the sale of Vantis in the second quarter of 1999. A portion of these cash proceeds were used to pay down our debt holdings by $150 million in the current year. By comparison, capital expenditures in the first half of 1998 were financed primarily through proceeds from borrowings and foreign grants.

Operating activities consumed $18 million in the first half of 1999 compared to positive operating cash flows of $72 million in the first half of 1998. The cash used in current year operations is primarily due to our cumulative net loss of $48 million which was partially offset by a decrease in net operating assets of $42 million. Depreciation expense, non-cash restructuring charges and other non-cash adjustments of $446 million that would normally be added back to net loss were offset by the gain on the sale of Vantis of $432 million and deferred foreign grant and subsidy income of $25 million.

Net investing activities generated $4 million during the first half of 1999. Proceeds from the sale of Vantis of $454 million more than offset current year capital expenditures of $347 million. This increase in cash was offset by the investment of nearly $105 million in cash in short-term securities during the first half of this year. Investing activities used $788 million in the first half of 1998, primarily due to $490 million of capital expenditures and $304 million of cash invested in short-term securities.

Financing activities consumed $116 million during the first half of 1999, primarily as a result of debt payments of $150 million which were partially offset by proceeds from borrowings and stock issuances. Financing activities in the first half of 1998 generated $638 million mostly from the issuance of debt and the receipt of foreign grants.

Our 1996 syndicated bank loan agreement (the Credit Agreement) provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. On June 25, 1999, we terminated the secured revolving line of credit. Approximately $86 million of the four-year secured term loan was outstanding as of June 27, 1999. As of June 27, 1999, we were in compliance with all covenants under the Credit Agreement. In July 1999, we repaid the outstanding balance on the secured term loan, terminated the Credit Agreement and refinanced the Credit Agreement with a new Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors, subject to reserves which may be set aside by the lenders. AMD will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds.

As of June 27, 1999, we had available unsecured uncommitted bank lines of credit in the amount of $68 million, of which $6 million was outstanding.

We plan to continue to make significant capital investments throughout the remainder of 1999. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, has constructed and is installing equipment in Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility located in Dresden, in the State of Saxony, Germany. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be $1.8 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab
30. The funding consists of:

     .  equity, subordinated loans and loan guarantees from AMD;
     . loans from a consortium of banks; and . grants, subsidies and loan guarantees from the Federal Republic of
        Germany and the State of Saxony.

The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $286 million to date (most of which is denominated in deutsche marks) in the form of subordinated loans and equity in AMD Saxony. We amended the Dresden Loan Agreements in June 1999 to remove a requirement that we sell at least $200 million of our stock by June 30, 1999 in order to fund a $70 million loan to AMD Saxony. In lieu of the stock offering, we funded the $70 million loan to AMD Saxony with proceeds from the sale of Vantis. We are required to make additional subordinated loans to, or equity investments in, AMD Saxony of $100 million before December 31, 1999.

Additionally, the consortium of banks referred to above has made available $871 million in loans (denominated in deutsche marks) to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $264 million of such loans outstanding as of June 27, 1999.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

     . guarantees of 65 percent of AMD Saxony bank debt up to a maximum amount of $871 million;
     . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $159 million.

Of these amounts (which are all denominated in deutsche marks), AMD Saxony had received $275 million in capital investment grants and $15 million in interest subsidies as of June 27, 1999. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of June 27, 1999, we were in compliance with all of the conditions of the grants and subsidies.

The Dresden Loan Agreements also require that we:

     . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;
     . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;
     . guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreements up to a maximum of $115 million (denominated in deutsche marks) until Dresden Fab 30 has been completed;
     . fund certain contingent obligations including obligations to fund project cost overruns, if any; and
     . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $77 million (denominated in deutsche marks) if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the second quarter of 1999, which was approximately 1.89 deutsche marks to 1 U.S. dollar, to value our obligations denominated in deutsche marks.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

     .  material variances from the approved schedule and budget;
     . our failure to fund equity contributions or shareholder loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;
     .  the sale of shares in AMD Saxony or AMD Holding;
     .  the failure to pay material obligations;
     . the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and
     . the occurrence of default under the indenture dated August 1, 1996 between AMD and the United States Trust Company of New York (the Indenture) pursuant to which our $400 million aggregate principal amount of 11% Senior Secured Notes due 2003 (the Senior Secured Notes) were issued or the Loan Agreement.

Generally, any such default which either (1) results from our non-compliance with AMD obligations under the Dresden Loan Agreements and is not cured by AMD or (2) results in recourse to AMD of more than $2.5 million and is not cured by AMD, would result in a cross-default under the Dresden Loan Agreements, the Indenture and the Loan Agreement. Under certain circumstances, cross-defaults result under the Convertible Subordinated Notes, the Indenture, and the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreements, the Indenture and the Loan Agreement, which would permit acceleration of certain indebtedness, which would have a material adverse effect on our business. There can be no assurance that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on our business.

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. As of June 27, 1999, approximately $394 million of this cost had been funded. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. We currently anticipate that during 1999, FASL capital expenditures will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of June 27, 1999, we had loan guarantees of $47 million outstanding with respect to these loans. The planned FASL II costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

We believe that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments through the next twelve months.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Microprocessor Products

Future Dependence on AMD Athlon Microprocessor. We will need to successfully market our seventh-generation microprocessor, the AMD Athlon microprocessor, in order to increase our microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We commenced initial shipments of the AMD Athlon microprocessor in June 1999. Our production and sales plans for the AMD Athlon microprocessor are subject to numerous risks and uncertainties, including:

     . our ability to produce the AMD Athlon microprocessor in the volume required by customers on a timely basis;
     . the availability and acceptance of motherboards and chipsets designed for the AMD Athlon microprocessor;
     .  market acceptance of the AMD Athlon microprocessor;
     . our ability to maintain average selling prices of the AMD Athlon microprocessor despite Intel marketing, pricing and bundling activities or deterioration of market conditions or customer relationships which affect market demand;
     . the successful development and installation of 0.18-micron process technology and copper interconnect technology;
     .  the pace at which we are able to transition production in Fab 25 from
        0.25 to 0.18-micron process technology and to ramp production in Dresden Fab 30 on 0.18-micron copper interconnect process technology;
     . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 pin bus) in the design of the AMD Athlon microprocessor, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;
     .  our ability to expand our chipset and system design capabilities;
     . the availability to our customers of cost and performance competitive Static Random Access Memories (SRAMs) (including Tag chips) if Intel corners the market for SRAM production capacity through its relationship with SRAM manufacturers; and
     . our ability to design and manufacture processor modules through subcontractors.

If we fail to achieve market acceptance of the AMD Athlon microprocessor, our business will be materially and adversely affected.

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

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon the success of the AMD Athlon microprocessor, which is our seventh-generation Microsoft Windows compatible microprocessor, the AMD-K6-2 and AMD-K6-III microprocessors with 3DNow!(TM) technology (the AMD-K6 family of microprocessors or the AMD-K6 microprocessors), and the future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds. In the past, we have experienced significant difficulty in achieving microprocessor yield and volume plans. Such difficulties have in the past, and may in the future, adversely affect our results of operations and liquidity. If we fail to offer higher performance microprocessors in significant volume on a timely basis in the future, our business could be materially and adversely affected. We may not achieve the production ramp necessary to meet our customers' volume requirements for higher performance AMD Athlon and AMD-K6 microprocessors. It is also possible that we may not increase our microprocessor revenues enough to achieve sustained profitability.

To sell the volume of AMD Athlon and AMD-K6 microprocessors we currently plan to make in 1999 and 2000, we must increase sales to existing customers and develop new customers. If we lose any current top tier OEM customer, or if we fail to attract additional customers through direct sales and through our distributors, we may not be able to sell the volume of units planned. This result could have a material adverse effect on our business.

Our production and sales plans for the AMD Athlon and AMD-K6 microprocessors are subject to other risks and uncertainties, including:

     . market acceptance of the AMD Athlon microprocessor, including the timely availability of motherboards and chipsets designed for this processor;
     . whether we can successfully fabricate higher performance AMD Athlon and AMD-K6 microprocessors in planned volume mixes;
     . the effects of Intel's new product introductions, marketing strategies and pricing;
     . the continued development of worldwide market acceptance for the AMD-K6 microprocessors and systems based on them;
     . whether we will have the financial and other resources necessary to continue to invest in the microprocessor products, including leading-edge wafer fabrication equipment and advanced process technologies;
     .  the possibility that our newly introduced products may be defective;
     . adverse market conditions in the personal computer (PC) market and consequent diminished demand for our microprocessors; and

     .  unexpected interruptions in our manufacturing operations.

Because Intel dominates the industry and has brand strength, we have in the past priced the AMD-K6 microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's decisions on processor prices can impact and have impacted the average selling prices of the AMD-K6 microprocessors, and consequently can impact and have impacted our margins. Our business could be materially and adversely affected if we fail to:

     . achieve the product performance improvements necessary to meet customer needs;
     . continue to achieve market acceptance of our AMD-K6 microprocessors and increase market share;
     . substantially increase revenues of the AMD-K6 family of microprocessors; and
     .  successfully ramp production and sales of the AMD Athlon microprocessor.

See also discussions below regarding Intel Dominance and Process Technology.

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for a long time. Because of its dominant market position, Intel sets and controls x86 microprocessor and PC system standards and, thus, dictates the type of product the market requires of Intel's competitors. In addition, Intel can vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors due to its financial strength and dominant position. Intel exerts substantial influence over PC manufacturers and their channels of distribution through the Intel Inside advertising rebate program and other marketing programs. Intel invests hundreds of millions of dollars in, and as a result exerts influence over, many other technology companies. We expect Intel to continue to invest heavily in research and development, new manufacturing facilities and other technology companies, and to remain dominant:

     .  through the Intel Inside and other marketing programs;
     . through other contractual constraints on customers, retailers, industry suppliers and other third parties;
     . by controlling industry standards; and . by controlling supply and demand of motherboards, chipsets and other system components.

As an extension of its dominant microprocessor market share, Intel also now dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

     .  product mix and introduction schedules;
     .  product bundling and pricing strategies;
     . control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and BIOS suppliers; and
     .  customer brand loyalty.

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

Intel's Pentium(R) II, III and Celeron(TM) microprocessors are sold only in form factors that are not physically or interface protocol compatible with "Socket 7" motherboards currently used with AMD-K6 microprocessors. Thus, Intel no longer supports the Socket 7 infrastructure as it has transitioned away from its Pentium processors. Because the AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Pentium II, III and Celeron processors, we intend to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to ensure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessors, including support for enhancements and features we add to our microprocessors. Socket 7 infrastructure support for the AMD-K6 microprocessors may not endure over time as Intel moves the market to its infrastructure choices. We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium II, Pentium III and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon microprocessor card is not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Athlon seventh-generation and future generation microprocessors will depend on our:

     . success in designing and developing the microprocessors; and . ability to ensure that the microprocessors can be used in PC platforms designed to support Intel's microprocessors and our microprocessors, or that alternative platforms are available which are competitive with those used with Intel processors.

A failure for any reason of the designers and producers of motherboards, chipsets and other system components to support our K86 microprocessor offerings would have a material adverse effect on our business.

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

In 1996, we entered into the Credit Agreement, which provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. Approximately $86 million of the secured term loan was outstanding as of June 27, 1999. On June 25, 1999, we terminated the secured revolving line of credit. In July 1999, we repaid the outstanding balance on the secured term loan, terminated the Credit Agreement and replaced the Credit Agreement with the Loan Agreement. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors, subject to reserves which may be set aside by the lenders. AMD will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The terms of the Dresden Loan Agreements required us to make subordinated loans to AMD Saxony totaling $100 million in 1998. The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $286 million to date in the form of subordinated loans and equity in AMD Saxony. We amended the Dresden Loan Agreements in June 1999 to remove a requirement that we sell at least $200 million of our stock by June 30, 1999 in order to fund a $70 million loan to AMD Saxony. In lieu of the stock offering, we funded the $70 million loan to AMD Saxony with proceeds from the sale of Vantis. We are required to make additional subordinated loans to, or equity investments in, AMD Saxony of $100 million before December 31, 1999.

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates. As of the end of the second quarter of 1999, the exchange rate was approximately 1.89 deutsche marks to 1 U.S. dollar (which we used to calculate our obligations denominated in deutsche marks).

If we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreement, the Loan Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on our business. If we are unable to obtain the funds necessary to fulfill these obligations, our business will be materially and adversely affected.

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. Our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our revenues may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. We have also built a new test and assembly facility in Suzhou, China. We are basing our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate and demand for our products does not increase, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to generate sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have insufficient capacity to meet demand for Flash memory products and significant capacity relative to demand for our microprocessor offerings.

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our Flash memory products should significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture the AMD Athlon microprocessor in Dresden Fab
30. We have entered into a strategic alliance with Motorola to co-develop the copper interconnect technology required for the AMD Athlon microprocessor and subsequent generations of microprocessors. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Fab 25 or Dresden Fab 30 to fabricate the AMD Athlon microprocessor successfully.

Manufacturing Interruptions and Yields. Any substantial interruption of our manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could materially and adversely affect our business operations. We also have been and may in the future be materially and adversely affected by fluctuations in manufacturing yields. For example, our results in the past have been negatively affected by disappointing AMD-K6 microprocessor yields. The design and manufacture of ICs is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include equipment performance and process controls as well as other risks, all of which can affect yields.

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

 . Information Technology. We have modified or replaced significant portions of our application software so that our systems will function properly with respect to dates in the year 2000 and thereafter. Application software consists of business software required for our corporate business systems, including our accounts payable and receivable, payroll, order management, general ledger and shipping applications. In December 1998, we installed new Year 2000 capable order management and accounts receivable systems. As of June 27, 1999, we completed remediation of all core business software that did not require an upgrade or a replacement. A few other core business related software programs still require upgrades. We plan to continue to test our application software through the end of the third quarter of 1999. Our goal is to complete testing and put all application systems into production by September 30, 1999. If required modifications to existing software are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on our business.

IT infrastructure consists of hardware and software other than application software that supports our mainframe and distributed computer systems, including PCs, operating systems and system utilities. We have tested Year 2000 capable versions of all our infrastructure software and are in the process of transitioning such software into productive use. Approximately 99 percent of our Year 2000 capable infrastructure hardware and software was installed and in production as of June 27, 1999. Our goal is for the remaining one percent to be completed by September 30, 1999. If we are unable to successfully transition our infrastructure software or to install and put our infrastructure hardware and software into production as anticipated, our business could be materially and adversely affected.

Network engineering and telecommunications consists of components in our data and voice communication networks. All of the data components and the voice components in our communication networks were Year 2000 capable as of June 27, 1999. However, we do not currently have all of the information necessary to determine if certain of our international network service providers will be Year 2000 capable in a timely manner. If they are not Year 2000 capable, our business could be materially and adversely affected.

 . Manufacturing. We are dedicating substantial resources to Year 2000 issues with respect to our wafer fabrication facilities worldwide to ensure continued operation of all critical wafer fabrication systems in the year 2000 and thereafter. We have retained an outside firm to provide Year 2000 program management and implementation assistance in connection with problem assessment, remediation and compliance testing. Approximately 90 percent of the critical wafer fabrication equipment was made Year 2000 capable as of June 27, 1999. It is our goal that 99 percent of the wafer fabrication equipment will be Year 2000 capable by September 30, 1999 and the remaining one percent of the equipment will be Year 2000 capable by year-end 1999. Fabrication equipment software testing and installation is ongoing and will continue through the fourth quarter of 1999. Some vendors have indicated that Year 2000 capable upgrades will not be available until late 1999. If these vendors do not provide Year 2000 capable upgrades in time for us to install the products and to do adequate testing, or if the products do not adequately address the Year 2000 problem, our business could be materially and adversely affected.

Our assembly and test facilities are located in Malaysia, Thailand, China and Singapore. The remediation and replacement process for noncompliant systems and equipment in these facilities was 99 percent complete as of June 27, 1999. Our goal is to complete this remediation by September 30, 1999.

We believe that all critical Year 2000-related manufacturing areas, including our wafer fabrication facilities and assembly and test facilities, will be Year 2000 capable by year-end 1999. We have begun contingency planning for critical areas of our wafer manufacturing facilities and will continue developing and refining these plans throughout 1999.

However, we cannot give any assurance that we will be successful in our efforts to resolve any Year 2000 issues and to continue operations in our wafer fabrication facilities in the year 2000. Our failure to successfully resolve such issues could result in a shutdown of some or all of our operations, which would have a material adverse effect on our business.

 . Products and Product Design. We have reviewed the status of our current products and have not identified any critical products with Year 2000 problems. We believe that the critical hardware and software we use for product design will be Year 2000 capable as of September 30, 1999. Testing of these systems is ongoing and will continue through the end of the year. If we fail to make the hardware and software we use for product design Year 2000 capable by year-end 1999, our business could be materially and adversely affected.

 . Organizational Support. Since organizational support consists of several functional divisions that provide administrative support to us as a whole, and this support overlaps in many areas, we are unable to quantify the overall progress of this group. However, some divisions have commenced significant projects aimed at Year 2000 readiness. For example, the facilities department is in the process of upgrading the building management system at our corporate marketing, general and administrative facility located in Sunnyvale, California. As of June 27, 1999, we had installed all software upgrades required by facilities for Year 2000 readiness. EHS provides another example. Upgrades are being scheduled and performed on gas detection systems, acid neutralization systems and groundwater cleanup controls. EHS' critical Year 2000 readiness activities were complete as of June 27, 1999. Similarly, our security department has completed our plan to ensure Year 2000 compliance of the fire, intrusion and industrial process alarms in our China, Thailand and Germany sites. Our goal is to have our domestic alarm systems upgraded and tested for Year 2000 compliance by September 30, 1999, and to have all remaining alarm system upgrades and testing complete by October 31, 1999. In addition to upgrades, these organizational support divisions have replaced and will continue to replace equipment and systems to the extent it is required for our Year 2000 readiness. However, if we are unable to make our organizational support systems Year 2000 capable before year-end 1999, our business could be materially and adversely affected.

Third-Party Suppliers and Customers. We have initiated communication with our significant suppliers and customers to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or products that might contain embedded processors were asked to provide information regarding the Year 2000 compliance status of their products. We have also contacted critical materials and services suppliers in the first and second quarters of 1999. We will continue to seek information from non-responsive suppliers in the third quarter of 1999. In addition, in order to protect against the acquisition of additional non-compliant products, we now require suppliers to warrant that products sold or licensed to us are Year 2000 capable. We are currently assessing our significant customers' Year 2000 readiness plans. In the event that any of our significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. We cannot give any assurance that the systems of other companies on which our systems rely will be converted in a timely manner and will not have an adverse effect on our operations. We are currently assessing the extent to which our significant customers' exposure to contingencies related to the Year 2000 will affect the products we sell; however, we do not expect these to have a material impact on our operations.

Overall our goal is to resolve our remaining critical Year 2000 issues by September 30, 1999, which is prior to any anticipated impact on our operating systems. We expect some testing and verification activities, as well as some upgrading of the wafer fabrication equipment, to continue through the end of the year. We also expect some aspects of the Year 2000 plan to continue beyond January 1, 2000 with respect to resolution of non-critical issues. However, these dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors.

Costs. The total expense of the Year 2000 plan is currently estimated to be approximately $25 million, although actual expenditures may differ. Actual costs incurred through the end of the second quarter of 1999 were approximately $15 million, the majority of which was expensed. The expenses of the Year 2000 project are being funded through operating cash flows.

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

Contingency Planning. While substantial contingency planning has occurred, we have not yet completed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. Development of contingency plans is in progress and will develop and expand during the remainder of 1999. We cannot give any assurance that we will be able to develop a contingency plan that will adequately address all issues that may arise in the year 2000. Our failure to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on our operations. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Demand for Our Products Affected by Asian and Other Domestic and International Economic Conditions

While general industry demand is currently strengthening, the demand for our products during the last few years has been weak due to the general downturn in the worldwide semiconductor market and an economic crisis in Asia. The economic crisis in Asia may continue to adversely affect our business. A renewed decline of the worldwide semiconductor market and economic condition in Asia could decrease the demand for microprocessors and other ICs. A significant decline in economic conditions in any significant geographic area, both domestically and internationally, could decrease the overall demand for our products.

Flash Memory Products

Competition in the market for Flash memory devices continues to increase as existing manufacturers introduce new products and industry-wide production capacity increases, and as Intel continues to aggressively price its Flash memory products. We expect competition in the marketplace for Flash memory
devices to continue to increase.   It is possible that we will be unable to
maintain or increase our market share in Flash memory devices as the market develops and as existing and potential new competitors introduce competitive products. A decline in our Flash memory device business or decline in the gross margin percentage in this product line could have a material adverse effect on this product line.

Other Risk Factors

Debt Restrictions. The Loan Agreement and the Indenture contain significant covenants that limit our ability and our subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events, including, among other things, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency would, in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Loan Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on our business.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

In 1998, we entered into a no-cost collar arrangement to hedge Dresden Fab 30 project costs through which we purchased $300 million of put option contracts and sold $300 million of call option contracts. In the second quarter of 1999, we entered into a no-cost collar arrangement to offset and neutralize our remaining 1998 no-cost collar position.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          AMD V. ALTERA CORPORATION. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to AMD's and Altera Corporation's programmable logic devices. In a trial held in May 1996, a jury found that at least five of the eight AMD patents-in-suit were licensed to Altera. As a result of the bench trial held in August 1997, the Court held that Altera was licensed to the three remaining AMD patents-in-suit. Seven patents were asserted by Altera in its counterclaim against AMD. The Court determined that we are licensed to five of the seven patents and two remain in suit. Altera filed a motion to recover attorneys' fees in November 1997. AMD then filed, and the Court granted, a motion to stay determination of the attorneys' fees motion until resolution of its appeal. AMD filed an appeal of the rulings of the jury and Court determinations that Altera is licensed to each of our eight patents-in-suit. Both parties filed briefs and the Federal Court of Appeal heard oral argument on our appeal in November 1998. In April 1999, the Federal Court of Appeal reversed the earlier jury and Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. Also in April 1999, and following the decision of the Federal Court of Appeal, Altera filed a petition for rehearing. In June 1999, in connection with the sale of Vantis to Lattice Semiconductor Corporation, AMD transferred this proceeding and substantially all of its rights and liabilities relating to this action to Vantis.

          SECURITIES CLASS ACTION LITIGATION.  Between March 10, 1999 and
          April 22, 1999, AMD and certain individual officers of AMD were named as defendants in the following lawsuits: Arthur S. Feldman v. Advanced Micro Devices, Inc., et al.; Pamela Lee v. Advanced Micro Devices, Inc., et al.; Izidor Klein v. Advanced Micro Devices, Inc., et al.; Nancy P. Steinman v. Advanced Micro Devices, Inc., et al.; Robert L. Dworkin v. Advanced Micro Devices, Inc., et al.; Howard M. Lasker v. Advanced Micro Devices, Inc., et al.; John K. Thompson v. Advanced Micro Devices, Inc., et al.; Dan Schwartz v. Advanced Micro Devices, Inc., et al.; Serena Salamon and Norman Silverberg v. Advanced Micro Devices, Inc., et al.; David Wu and Hossein Mizraie v. Advanced Micro Devices, Inc., et al.; Eidman v. Advanced Micro Devices, Inc., et al.; Nold v. Advanced Micro Devices, Inc., et al.; Freeland v. Advanced Micro Devices, Inc., et al.; Fradkin v. Advanced Micro Devices, Inc. et al.; Ellis Investment Co. v. Advanced Micro Devices, Inc., et al.; Dezwareh v. Advanced Micro Devices, Inc., et al.; and Tordjman v. Advanced Micro Devices, Inc., et al. These class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6-2 and AMD-K6-III microprocessors. The complaints seek unspecified damages, equitable relief, interest, fees and other litigation costs. AMD expects that these suits will be consolidated into one action within the next several months. AMD intends to contest the litigation vigorously. Based upon information presently known to management, AMD does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  AMD's annual meeting of stockholders was held on April 29, 1999. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

  Proposal No. 1 Election of Directors. The following individuals were elected as directors:

Name                                                          For                       Withheld

W.J. Sanders III                                          112,533,049                  3,283,216
Friedrich Baur                                            113,035,661                  2,780,604
Charles M. Balack                                         113,043,435                  2,772,830
R. Gene Brown                                             113,102,443                  2,713,822
Robert B. Palmer                                          112,459,051                  3,357,214
Richard Previte                                           113,047,177                  2,769,088
S. Atiq Raza                                              113,129,163                  2,687,102
Joe L. Roby                                               113,136,135                  2,680,130
Leonard Silverman                                         113,130,231                  2,686,034

Proposal No. 2 The proposal to ratify the appointment of Ernst & Young LLP as AMD's independent auditors for the current fiscal year was approved.

For:            114,367,748              Against:           963,645                   Abstain:        484,872

Proposal No. 3 The proposal to approve the amendment to the 1991 Stock Purchase Plan was approved.

For:            110,406,655              Against:         4,503,309                  Abstain:         906,301

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.3(a) First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation.

     2.3(b) Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation.

     10.24(i) Eighth Amendment to Credit Agreement, dated as of June 25, 1999, among AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

     10.24(j) Ninth Amendment to Credit Agreement, dated as of July 30, 1999, among AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

     10.50(a-3)  Supplemental Agreement No. 2 to the Syndicated Loan Agreement
                 as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

     10.50(f-3)  Second Amendment to Sponsors' Support Agreement, dated as of
                 June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

     10.50(g-3)  Second Amendment to Sponsors' Loan Agreement, dated as of June
                 25, 1999, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH.

     10.51 Loan and Security Agreement, dated as of July 13, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent.

     10.51(a) First Amendment to Loan and Security Agreement, dated as of July 30, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent.

     10.52       Agreement, dated as of June 16, 1999, between AMD and Richard
                 Previte.

     10.53       Agreement, dated as of June 23, 1999, between AMD and Gene
                 Conner.

     27.1        Financial Data Schedule

  (b)  Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter for which this report is filed:

       1. Current Report on Form 8-K dated April 7, 1999 reporting under Item 5-Other Events with respect to expected financial results for the first quarter ended March 28, 1999.

       2. Current Report on Form 8-K dated April 14, 1999 reporting under Item 5-Other Events with respect to financial results for the first quarter ended March 28, 1999.

       3. Current Report on Form 8-K dated April 21, 1999 reporting under Item 5-Other Events with respect to execution of a definitive agreement with Lattice Semiconductor Corporation for the sale of Vantis.

       4. Current Report on Form 8-K dated June 15, 1999, as amended, reporting under Item 2 - Acquisition or Disposition of Assets with respect to the completion of the sale of Vantis to Lattice Semiconductor Corporation.

       5. Current Report on Form 8-K dated June 23, 1999 reporting under Item 5-Other Events with respect to expected financial results for the second quarter ended June 27, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ADVANCED MICRO DEVICES, INC.


Date:    August 6, 1999        By: /s/ Francis P. Barton
                                  ----------------------
                                  Francis P. Barton
                                  Senior Vice President, Chief Financial Officer

                                  Signing on behalf of the registrant and as the principal accounting officer