Form 10-K/A
period 1998-12-27
ADVANCED MICRO DEVICES INC
filed 1999-09-23
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Form 10-K/A (No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 27, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

                        Commission File Number  1-7882

                         ADVANCED MICRO DEVICES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                             94-1692300
     (State or other jurisdiction                                 (IRS Employer
   of incorporation or organization)                          Identification number)
            One AMD Place                                              94086
         Sunnyvale, California                                       (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                              (Name of each exchange
        (Title of each class)                                  on which registered)
       ---------------------                                   --------------------
    $0.01 Par Value Common Stock                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X         No______
                                              -------

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

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 27, 1998 are incorporated into Parts II and IV hereof.
(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1999, are incorporated into Part III hereof.

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

3.   Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

 Exhibit
 Number                       Description of Exhibits
--------                      -----------------------
       2.1     Agreement and Plan of Merger dated October 20, 1995, as amended, between AMD and NexGen, Inc., filed as Exhibit 2 to
               AMD's Quarterly Report for the period ended October 1, 1995, and as Exhibit 2.1 to AMD's Current Report on Form 8-K
               dated January 17, 1996, is hereby incorporated by reference.

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

       4.1     Form of AMD 11% Senior Secured Notes due August 1, 2003, filed as Exhibit 4.1 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

       4.2(a)  Indenture, dated as of August 1, 1996, between AMD and United States Trust Company of New York, as trustee, filed as
               Exhibit 4.2 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

     + 4.2(b)  First Supplemental Indenture, dated as of January 13, 1999, between AMD and United States Trust Company of New York, as trustee.

 Exhibit
 Number                                          Description of Exhibits
--------                                         -----------------------
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

      4.10   Indenture, dated as of May 8, 1998, by and between AMD and The Bank of New York, filed as Exhibit 4.1 to
             AMD's Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

      4.11   Officers' Certificate, dated as of May 8, 1998, filed as Exhibit 4.2 to AMD's Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

      4.12   Form of 6% Convertible Subordinated Note due 2005, filed as Exhibit 4.3 to AMD's Current Report on Form 8-K dated
             May 8, 1998, is hereby incorporated by reference.

      4.13   AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD's long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

     +4.14   Officers' Certificate, dated as of January 13, 1999.

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

 Exhibit
 Number                                          Description of Exhibits
--------                                         -----------------------
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

 Exhibit
 Number                                          Description of Exhibits
--------                                         -----------------------
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

 Exhibit
 Number                                          Description of Exhibits
--------                                         -----------------------
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

 **+ 10.25   Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.

 **+ 10.26   Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc.

   + 10.27   Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC.

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

  *+ 10.33   AMD 1998 Stock Incentive Plan.

Exhibit
Number                           Description of Exhibits
------                           -----------------------

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

**10.37 Patent Cross-License Agreement dated December 20, 1995, between AMD and Intel Corporation, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

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

**10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
             February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxemborg S.A., filed as Exhibit 10.50(a-
             2) to AMD's Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.


**10.50(b)   Determination Regarding the Request for a Guarantee by AMD Saxony
             Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD's Quarterly
             Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference, filed as Exhibit 10.50(b) to AMD's
             Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

Exhibit
Number                           Description of Exhibits
------                           -----------------------

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

+ 13 1998 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts II and IV of this annual report.

+ 21         List of AMD subsidiaries.

Exhibit
Number                           Description of Exhibits
------                           -----------------------

+ 23      Consent of Ernst & Young LLP, Independent Auditors, refer to page
          F-2 herein.

+ 24      Power of Attorney.

+ 27      Financial Data Schedule.

_____________
  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).
** Confidential treatment has been granted as to certain portions of these Exhibits.
 +  Previously filed.

    AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.


(b) Reports on Form 8-K

    During the fourth quarter of AMD's fiscal year ended December 27, 1998, a Current Report on Form 8-K dated October 23, 1998 reporting under Item 5--Other Events was filed announcing AMD's third quarter earnings.

(d)  Fujitsu AMD Semiconductor Limited Financial Statements

This Form 10-K/A is being filed to reflect additional information relating to Fujitsu AMD Semiconductor Limited (FASL), for which the fiscal year end is March
31. FASL, a joint venture formed by AMD and Fujitsu Limited (Fujitsu), was formed in 1993 for the development and manufacture of non-volatile memory devices. AMD has a 49.992% interest in FASL, and Fujitsu has the remaining interest.

Statements of Income for the three years ended March 31, 1999................  12

Balance Sheets at March 31, 1999 and 1998....................................  13

Statements of Stockholders' Equity for the three years ended March 31, 1999..  14

Statements of Cash Flows for the three years ended March 31, 1999............  15

Notes to Financial Statements................................................  16

Report of Ernst & Young, Independent Auditors................................  21

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------
(Thousands except share and per share amounts)
                                                                 1999        1998        1997
                                                              ----------  ----------  ----------
Net sales                                                      $401,130    $483,937    $367,103
Expenses:
  Cost of sales                                                 351,294     294,849     219,079
  Selling, general and administrative                            42,633      47,976      42,153
                                                               --------    --------    --------
                                                                393,927     342,825     261,232
                                                               --------    --------    --------

Operating income                                                  7,203     141,112     105,871

Interest income                                                       8          24         161
Interest expense                                                 (1,855)       (881)       (322)
Other income (expense), net                                        (561)     (1,967)        412
                                                               --------    --------    --------

Income before income taxes                                        4,795     138,288     106,122
Provision (Benefit) for income taxes                             (6,252)     62,902      53,850
                                                               --------    --------    --------

Net income                                                     $ 11,047    $ 75,386    $ 52,272
                                                               ========    ========    ========

Net income per common share:
  Basic                                                        $  17.37    $ 118.53    $  82.19
  Diluted                                                      $  17.37    $ 118.53    $  82.19

Shares used in per share calculation
  Basic                                                         636,000     636,000     636,000
  Diluted                                                       636,000     636,000     636,000

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED
BALANCE SHEETS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------
(Thousands except share and per share amounts)
                                                                              1999                  1998
                                                                              -----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                                 $        8            $  11,453
  Accounts receivable from affiliates                                           64,007               74,837
  Inventories:
    Raw materials and supplies                                                   4,471                4,921
    Work-in-process                                                             57,760               35,693
    Finished goods                                                               2,339                8,471
                                                                            ----------            ---------
           Total inventories                                                    64,570               49,085
  Other current assets                                                             299                1,960
                                                                            ----------            ---------

           Total current assets                                                128,884              137,335
Property, plant and equipment:
  Equipment                                                                    944,936              764,921
  Buildings                                                                    131,016              117,449
  Construction in progress                                                       3,866                5,708
                                                                            ----------            ---------
           Total property, plant and equipment                               1,079,818              888,078
  Accumulated depreciation                                                    (507,449)            (288,342)
                                                                            ----------            ---------
           Property, plant and equipment, net                                  572,369              599,736
Other assets                                                                    11,895                9,955
                                                                            ----------            ---------
TOTAL                                                                       $  713,148            $ 747,026
                                                                            ==========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to affiliates                                                $  114,036            $  93,868
  Accounts payable                                                              34,998              105,473
  Payables to affiliates                                                        29,200               33,331
  Accrued liabilities                                                           11,307                8,047
  Income taxes payable                                                              17               31,908
                                                                            ----------            ---------
           Total current liabilities                                           189,558              272,627
Deferred income taxes                                                           59,610               62,097
Other accrued liabilities                                                        1,269                  772
Commitments                                                                          -                    -
Stockholders' equity:
  Common stock, par value $500; 800,000 shares authorized;
   636,000 shares  issued and outstanding in 1999 and 1998                     318,790              318,790
  Retained earnings                                                            214,978              203,931
  Accumulated other comprehensive loss                                         (71,057)            (111,191)
                                                                            ----------            ---------
           Total stockholders' equity                                          462,711              411,530
                                                                            ----------            ---------
TOTAL                                                                       $  713,148            $ 747,026
                                                                            ==========            =========

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------------------------------
(Thousands except share amounts)
                                       Common Stock
                                     -------------------------
                                                                            Accumulated
                                          Number                               Other           Total
                                            of                  Retained   Comprehensive   Stockholders'
                                          Shares      Amount    Earnings       Loss           Equity
                                       ------------  ---------  ---------  -------------   -------------
March 31, 1996 (Unaudited)                  636,000   $318,790   $ 76,273      $ (26,661)       $368,402

Comprehensive income (loss)
  Net Income                                      -          -     52,272              -          52,272
   Other comprehensive loss:
    Net change in accumulated
     translation adjustments                      -          -          -        (56,769)        (56,769)
                                                                                                --------
  Total other comprehensive loss                                                                 (56,769)
                                                                                                --------
Total comprehensive loss                                                                          (4,497)
                                     -------------------------------------------------------------------

March 31, 1997                              636,000    318,790    128,545        (83,430)        363,905

Comprehensive income (loss)
  Net income                                      -          -     75,386              -          75,386
   Other comprehensive loss:
    Net change in accumulated
     translation adjustments                      -          -          -        (27,761)        (27,761)
                                                                                                --------
  Total other comprehensive loss                                                                 (27,761)
                                                                                                --------
Total comprehensive income                                                                        47,625
                                     -------------------------------------------------------------------

March 31, 1998                              636,000    318,790    203,931       (111,191)        411,530

Comprehensive income (loss)
  Net income                                      -          -     11,047              -          11,047
   Other comprehensive income:
    Net change in accumulated
     translation adjustments                      -          -          -         40,134          40,134
                                                                                                --------
  Total other commprehensive income                                                               40,134
                                                                                                --------
Total comprehensive income                                                                        51,181
                                     -------------------------------------------------------------------

March 31, 1999                              636,000   $318,790   $214,978      $ (71,057)       $462,711

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------
(Thousands)

                                                                          1999        1998        1997
                                                                       ----------  ----------  ----------
Cash flows from operating activities:
  Net income                                                           $  11,047   $  75,386   $  52,272
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                         181,415     146,637     117,287
   Net loss on disposal of property, plant and equipment                     179         433           -
   Changes in operating assets and liabilities:
   Net decrease (increase) in receivables, inventories,
      prepaid expenses and other assets                                    7,593     (65,570)     32,268
   Net (decrease) increase in deferred income tax liabilities             (7,928)     11,719      12,668
   (Decrease) Increase in income taxes payable                           (32,842)      3,893      12,813
   Net (decrease) increase in payables
   and accrued liabilities                                               (79,872)     90,721    (152,059)
                                                                       ---------   ---------   ---------
Net cash provided by operating activities                                 79,592     263,219      75,249
                                                                       ---------   ---------   ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                             (101,964)   (303,834)   (233,817)
  Proceeds from sale of property, plant and equipment                         85         702           -
                                                                       ---------   ---------   ---------
Net cash used for investing activities                                  (101,879)   (303,132)   (233,817)
                                                                       ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from borrowings                                               384,884     242,368      92,791
  Payments on debt                                                      (374,384)   (194,221)    (44,758)
                                                                       ---------   ---------   ---------
Net cash provided by financing activities                                 10,500      48,147      48,033
                                                                       ---------   ---------   ---------

Net (decrease) increase in cash                                          (11,787)      8,234    (110,535)
Net effect of exchange rate changes on cash                                  342        (848)     (4,919)
Cash at beginning of year                                                 11,453       4,067     119,521
                                                                       ---------   ---------   ---------
Cash at end of year                                                    $       8   $  11,453   $   4,067
                                                                       =========   =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                           $   1,910   $     881   $     322
                                                                       =========   =========   =========
    Income taxes                                                       $  32,608   $  47,225   $  27,034
                                                                       =========   =========   =========

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

In 1993, Advanced Micro Devices (AMD) and Fujitsu Limited (Fujitsu) formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL or the Company), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating an advanced integrated circuit
(IC) manufacturing facility in Aizu-Wakamatsu, Japan, to produce Flash memory devices. AMD has a 49.992% interest in FASL, and Fujitsu has the remaining interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR.  The Company's fiscal year ends March 31.

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

CASH EQUIVALENTS. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

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

REVENUE RECOGNITION. Revenue is recognized from sales when products are shipped to the customer.

INVENTORIES. Inventories are stated at the lower of actual cost (average method) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation for U.S. GAAP purposes is provided on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment 3 to 5 years; buildings up to 26 years.

NET INCOME PER COMMON SHARE. Net income per share has been computed using the weighted-average common shares outstanding. The Company has no potentially dilutive securities.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is required to be adopted for fiscal years beginning after June 15, 2000. This Statement will require recognition of all derivatives on the balance sheet at fair value and the changes in fair value will be recognized through earnings or other comprehensive income, depending on the nature of the derivatives. The Company does not have any derivative instruments; therefore, SFAS 133 will have no impact on the Company's financial position, results of operation or cash flows.

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

FINANCIAL PRESENTATION. The Company has reclassified certain prior year amounts on the financial statements to conform to the current year presentation.

3. RELATED PARTY TRANSACTIONS

The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest, and Fujitsu having the remaining interest. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company's accounts receivable and sales as of and for the years ended March 31, 1999, 1998 and 1997 were with these related parties. FASL made purchases from AMD, Fujitsu and Fujitsu's subsidiaries totaling $49 million, $62 million and $46 million in 1999, 1998, and 1997, respectively. At March 31, 1999 and 1998, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries approximately $142 million and $125 million, respectively, which consisted of loan, trade and royalty payables.

The Company has an agreement with Fujitsu Capital Limited (FCAP), a wholly owned subsidiary of Fujitsu, to provide financing to FASL at lower interest rates than banks. Had the Company obtained financing from a lender other than FCAP, the additional interest expense would have been immaterial. FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility, including equipment, the completion of which is anticipated in the second quarter of 2000, is expected to cost approximately $1 billion. Approximately $368 million of such cost has been funded as of March 31, 1999. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, AMD and Fujitsu may be required to contribute cash or guarantee third-party loans in proportion to their respective interests in FASL. At March 31, 1999, AMD and Fujitsu had loan guarantees outstanding totaling $114 million with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

The Company has a severance benefit package for employees formerly employed by Fujitsu. FASL accrues the Company's share of severance benefits at year-end in an amount to be settled with Fujitsu if the eligible employee terminates their service with FASL and returns to Fujitsu or another Fujitsu group company.

4.  COMPREHENSIVE LOSS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive loss and its components; however, the adoption of this statement had no impact on the net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

As of March 31, 1999 and 1998 components of accumulated other comprehensive loss, consisting only of cumulative translation adjustments, were $71,057,000 and $111,191,000 respectively.

5. INCOME TAXES

Provision for income taxes consists of:

---------------------------------------------------------------------------------------
    (Thousands)                                 1999            1998           1997
                                            -------------------------------------------
    Current:
        Foreign National                     $  (226)          $33,935        $27,415
        Foreign Local                           (117)           17,248         13,841
    Deferred:
        Foreign National and Local            (5,909)           11,719         12,594
                                             --------          -------        -------
    (Benefit) Provision for income taxes     $(6,252)          $62,902        $53,850
                                             ========          =======        =======
---------------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                      1999                       1998
                                                                            ---------------------------------------
Deferred tax assets:
   Inventory reserves                                                          $      -                   $  2,672
Tax loss carryforward                                                             5,682                          -
   Accrued expenses not currently deductible                                      2,265                      5,995
                                                                            -----------                -----------
       Total deferred tax assets                                                  7,947                      8,667
                                                                            -----------                -----------

Deferred tax liabilities:
   Depreciation                                                                 (65,749)                   (63,967)
   Sales reserves                                                                (6,752)                    (9,553)
   Inventory reserves                                                               (50)                         -
   Other                                                                           (174)                         -
                                                                            -----------                -----------
       Total deferred tax liabilities                                           (72,725)                   (73,520)
                                                                            -----------                -----------
Net deferred tax liabilities                                                   $(64,778)                  $(64,853)
                                                                            ===========                ===========
-------------------------------------------------------------------------------------------------------------------


The following is a reconciliation between statutory Japanese income taxes and the total provision for income taxes:

-------------------------------------------------------------------------------------------------------------------------------
                                                1999                         1998                           1997
                                      -----------------------------------------------------------------------------------------
(Thousands except percent)              Tax           Rate            Tax            Rate            Tax            Rate
                                      -----------------------------------------------------------------------------------------
Statutory income tax provision        $ 2,238         46.7 %        $69,700         50.4 %         $53,492         50.4 %
Permanent book/tax differences            (55)        (1.1)              49          0.0               (36)        (0.0)
Inhabitant tax per capita                  31          0.6               33          0.0                36          0.0
Effect of tax rate change              (8,131)      (169.6)%         (5,533)        (4.0)                0          0.0
Other                                    (335)        (7.0)          (1,347)        (0.9)              358          0.3
                                      -------      -------          -------       ------           -------       ------
                                      $(6,252)      (130.4)%        $62,902         45.5 %         $53,850         50.7 %
                                      =======      =======          =======       ======           =======       ======
-------------------------------------------------------------------------------------------------------------------------------

6. SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. As required by SFAS 131, the Company has determined it has only one principle business and one reportable segment: non-volatile memory devices. FASL derives all of its revenues from sales of only one product, Flash memory devices, and is not organized by multiple operating segments for the purposes of making operating decision or assessing performance. Accordingly, the Company operates in one reportable segment.

The Company derives revenues from its sales to AMD and Fujitsu. All long-lived assets are located in Japan.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS

At March 31, 1999, the Company had commitments of approximately $24 million for the purchase and installation of equipment in FASL facilities.

The Company leases the land from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. In addition, certain manufacturing equipment is used under operating lease contracts. For each of the next five years and beyond, lease obligations are:

-----------------------------------------------------------------------------
(Thousands)
Years ending March 31:                                               Leases
-----------------------------------------------------------------------------
2000                                                                 $ 5,840
2001                                                                   5,209
2002                                                                     846
2003                                                                     398
2004                                                                     398
2005 and thereafter                                                    7,657
                                                                     -------
Total                                                                $20,348
                                                                     =======
-----------------------------------------------------------------------------


Rent expense was $5,402,000, $1,151,000 and $573,000 in 1999, 1998 and 1997,
respectively.

8. RETAINED EARNINGS

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

9. SUBSEQUENT EVENT

In June 1999, a new transfer price agreement, which includes the basis for determining the unit selling price, was approved by the Board of Directors. Under the old transfer price agreement, the unit selling price was calculated based on a percentage of AMD's ultimate average selling price at a predetermined, nonnegotiable exchange rate. Under the new transfer price agreement, the unit selling price is calculated using approximately 106 percent of cost of sales based on the Commercial Code in Japan. Under the Commercial Code in Japan, property, plant and equipment are depreciated using the declining balance method. The change is effectively applied to the unit selling price of products shipped on and after April 1, 1999.

                        Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/  Ernst & Young
Tokyo, Japan
September 17, 1999

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED MICRO DEVICES, INC.

September 22, 1999


                                  By:        /s/ Francis P. Barton
                                      -------------------------------------
                                               Francis P. Barton
                                             Senior Vice President,
                                            Chief Financial Officer