Form 10-Q
period 1999-09-26
ADVANCED MICRO DEVICES INC
filed 1999-11-01
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 26, 1999
                                       ------------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to __________

Commission File Number     1-7882
                      -----------------

                                     ADVANCED MICRO DEVICES, INC.
-------------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

Delaware                                                              94-1692300
--------------------------------------------            -----------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                                   94086
--------------------------------------------                          --------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of October 6, 1999: 147,769,723

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----

Part I.  Financial Information
         ---------------------

                                                                                               Page No.
                                                                                           -------------

     Item 1.  Financial Statements
              Condensed Consolidated Statements of Operations -
                Quarters Ended September 26, 1999 and September 27, 1998,
                and Nine Months Ended September 26, 1999 and September 27, 1998                        3

              Condensed Consolidated Balance Sheets -
              September 26, 1999 and December 27, 1998                                                 4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 26, 1999 and September 27, 1998                              5

              Notes to Condensed Consolidated Financial Statements                                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                 14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              41

Part II.  Other Information
          -----------------

     Item 1.  Legal Proceedings                                                                       42

     Item 6.  Exhibits and Report on Form 8-K                                                         42

     Signature                                                                                        43

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                      (Thousands except per share amounts)


                                                                        Quarter Ended               Nine Months Ended
                                                                  ----------------------------   --------------------------
                                                                  September 26,   September 27,  September 26, September 27,
                                                                       1999            1998            1999          1998
                                                                  ------------    ------------   ------------   -----------
Net sales                                                            $ 662,192       $ 685,927    $ 1,888,894   $ 1,753,321

Expenses:
     Cost of sales                                                     474,119         422,985      1,382,889     1,236,716
     Research and development                                          157,626         143,665        484,850       410,943
     Marketing, general and administrative                             129,437         109,768        381,267       299,180
     Restructuring and other special charges                                 -               -         32,530             -
                                                                  ------------    ------------   ------------   -----------
                                                                       761,182         676,418      2,281,536     1,946,839
                                                                  ------------    ------------   ------------   -----------

Operating income (loss)                                                (98,990)          9,509       (392,642)     (193,518)

Gain on sale of Vantis                                                       -               -        432,059             -
Litigation settlement                                                        -               -              -       (11,500)
Interest income and other, net                                           6,757          10,071         24,777        24,170
Interest expense                                                       (18,033)        (21,182)       (56,883)      (51,317)
                                                                  ------------    ------------   ------------   -----------

Income (loss) before income taxes and equity in joint venture         (110,266)         (1,602)         7,311      (232,165)
Provision (benefit) for income taxes                                         -            (635)       167,350       (91,742)
                                                                  ------------    ------------   ------------   -----------

Loss before equity in joint venture                                   (110,266)           (967)      (160,039)     (140,423)
Equity in net income of joint venture                                    4,721           1,973          6,023        14,142
                                                                  ------------    ------------   ------------   -----------

Net income (loss)                                                   $ (105,545)        $ 1,006     $ (154,016)    $(126,281)
                                                                  ============    ============   ============   ===========

Net income (loss) per common share:
     Basic                                                             $ (0.72)         $ 0.01        $ (1.05)      $ (0.88)
                                                                  ============    ============   ============   ===========
     Diluted                                                           $ (0.72)         $ 0.01        $ (1.05)      $ (0.88)
                                                                  ============    ============   ============   ===========
Shares used in per share calculation:
     Basic                                                             147,388         143,915        146,748       143,249
                                                                  ============    ============   ============   ===========
     Diluted                                                           147,388         146,642        146,748       143,249
                                                                  ============    ============   ============   ===========


See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                                  (Thousands)

                                                                                               September 26,    December 27,
Assets                                                                                              1999            1998
                                                                                               -------------    ------------
Current assets:
     Cash and cash equivalents                                                                 $     93,267     $   361,908
     Short-term investments                                                                         283,768         335,117
                                                                                               -------------    ------------
        Total cash, cash equivalents and short-term investments                                     377,035         697,025
     Accounts receivable, net                                                                       382,478         415,557
     Inventories:
        Raw materials                                                                                13,318          21,185
        Work-in-process                                                                             121,792         129,036
        Finished goods                                                                               99,000          24,854
                                                                                               -------------    ------------
           Total inventories                                                                        234,110         175,075
     Deferred income taxes                                                                           49,827         205,959
     Prepaid expenses and other current assets                                                      117,331          68,411
                                                                                               -------------    ------------
        Total current assets                                                                      1,160,781       1,562,027
Property, plant and equipment, at cost                                                            4,882,825       4,380,362
Accumulated depreciation and amortization                                                        (2,313,710)     (2,111,894)
                                                                                               -------------    ------------
        Property, plant and equipment, net                                                        2,569,115       2,268,468
Investment in joint venture                                                                         271,896         236,820
Other assets                                                                                        177,015         185,653
                                                                                               -------------    ------------
                                                                                               $  4,178,807     $ 4,252,968
                                                                                               =============    ============
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to banks                                                                    $      4,778         $ 6,017
     Accounts payable                                                                               318,126         333,975
     Accrued compensation and benefits                                                               90,386          80,334
     Accrued liabilities                                                                            208,248         168,280
     Income tax payable                                                                               9,526          22,026
     Deferred income on shipments to distributors                                                    77,698          84,523
     Current portion of long-term debt, capital lease obligations and other                          44,691         145,564
                                                                                               -------------    ------------
        Total current liabilities                                                                   753,453         840,719

Deferred income taxes                                                                                58,037          34,784
Long-term debt, capital lease obligations and other, less current portion                         1,448,552       1,372,416

Commitments and contingencies

Stockholders' equity:
     Capital stock:
        Common stock, par value                                                                       1,490           1,465
     Capital in excess of par value                                                               1,109,072       1,071,591
     Retained earnings                                                                              808,155         962,171
     Accumulated other comprehensive income (loss)                                                       48         (30,178)
                                                                                               -------------    ------------
        Total stockholders' equity                                                                1,918,765       2,005,049
                                                                                               -------------    ------------
                                                                                               $  4,178,807     $ 4,252,968
                                                                                               =============    ============

* Amounts as of September 26, 1999, are unaudited. Amounts as of December 27, 1998, are derived from the December 27, 1998, audited financial statements.

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                   Nine Months Ended
                                                                          -----------------------------------
                                                                            September 26,      September 27,
                                                                                1999               1998
                                                                          ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                                $   (154,016)      $  (126,281)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Gain on sale of Vantis                                                  (432,059)                -
        Depreciation and amortization                                            385,590           342,420
        Net decrease (increase) in deferred income tax assets                    164,343          (101,901)
        Restructuring and other special charges                                   25,038                 -
        Foreign grant and subsidy income                                         (37,852)                -
        Net loss on disposal of property, plant and equipment                      8,305             5,231
        Net gain realized on sale of available-for-sale securities                (4,250)
        Undistributed income of joint venture                                     (6,023)          (14,142)
        Recognition of deferred gain on sale of building                          (1,260)                -
        Net compensation recognized on employee stock options                        399             6,102
        Changes in operating assets and liabilities:
          Net increase in receivables, inventories,
              prepaid expenses and other assets                                 (104,551)          (87,414)
          Net increase (decrease)  in payables and accrued liabilities            89,749            (1,034)
          Increase (Decrease) in income tax payable                              (12,793)            7,710
                                                                          ----------------   ----------------
Net cash provided by (used in) operating activities                              (79,380)           30,691

Cash flows from investing activities:
    Proceeds from sale of Vantis                                                 454,269                 -
    Purchase of property, plant and equipment                                   (495,044)         (798,664)
    Proceeds from sale of property, plant and equipment                            3,342            13,825
    Purchase of available-for-sale securities                                 (1,274,591)       (1,211,845)
    Proceeds from sale of available-for-sale securities                        1,315,617           993,434
                                                                          ----------------   ----------------
Net cash provided by (used in) investing activities                                3,593        (1,003,250)

Cash flows from financing activities:
    Proceeds from borrowings                                                      22,864           799,570
    Payments on debt and capital lease obligations                              (239,392)          (41,597)
    Deferred financing costs                                                           -           (12,783)
    Proceeds from foreign grants                                                       -            91,355
    Proceeds from issuance of stock                                               33,143            26,658
                                                                          ----------------   ----------------
Net cash provided by (used in) financing activities                             (183,385)          863,203

Effect of exchange rate changes on cash and cash equivalents                      (9,469)            4,391
                                                                          ----------------   ----------------
Net decrease in cash and cash equivalents                                       (268,641)         (104,965)
Cash and cash equivalents at beginning of period                                 361,908           240,658
                                                                          ----------------   ----------------
Cash and cash equivalents at end of period                                  $     93,267       $   135,693
                                                                          ================   ================

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the first nine months for:
      Interest                                                              $     68,159       $    32,416
                                                                          ================   ================
      Income taxes                                                          $     10,220       $    (1,719)
                                                                          ================   ================

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

    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 26, 1999 and September 27, 1998 each included 13 weeks. The nine months ended September 26, 1999 and September 27, 1998 each included 39 weeks.

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

  The restructuring and other special charges for the first nine months of 1999 are as follows:

                                          Severance
                                             and                                     Equipment      Discontinued
                                           Employee                                  Disposal          System
(Thousands) (Unaudited)                    Benefits     Facilities     Equipment       Costs          Projects         Total
                                           --------     ----------     ---------     ---------       ----------       -------
Q1 99 charges                                $ 779            $ -        $ 8,148           $ -          $ 6,089      $ 15,016
Non-cash charges                                 -              -         (8,148)            -           (6,089)      (14,237)
                                          --------     ----------      ---------     ---------       ----------       -------
Accruals at March 28, 1999                     779              -              -             -                -           779
Q2 99 charges                                2,245            968         10,801         3,500                -        17,514
Cash charges                                (1,360)             -              -             -                -        (1,360)
Non-cash charges                                 -              -        (10,801)            -                -       (10,801)
                                          --------     ----------      ---------     ---------       ----------       -------
Accruals at June 27, 1999                    1,664            968              -         3,500                -         6,132
Cash charges                                (1,664)           (35)             -        (1,067)               -        (2,766)
                                          --------     ----------      ---------     ---------       ----------       -------
Accruals at September 26, 1999                 $ -          $ 933            $ -       $ 2,433              $ -       $ 3,366
                                          ========     ==========       ========     =========       ==========      ========


  The Company anticipates that the remaining accruals for sales office facilities will be utilized over the period through lease termination in the second quarter of 2002. The remaining accruals for the disposal costs for equipment that has been taken out of service will be fully discharged by the first quarter of 2000.

3.  Available-For-Sale Securities

   The following is a summary of available-for-sale securities:

                                                                                    September 26,
    (Thousands) (Unaudited)                                                             1999
                                                                                   --------------
    Cash equivalents:
      Money market funds                                                                  $18,800
      Commercial paper                                                                     18,265
                                                                                   --------------
        Total cash equivalents                                                            $37,065
                                                                                   ==============

    Short-term investments:
      Bank notes                                                                          $ 5,131
      Federal agency notes                                                                 55,938
      Money market auction rate preferred stocks                                           66,000
      Certificates of deposit                                                              52,301
      Corporate notes                                                                      30,784
      Commercial paper                                                                     73,614
                                                                                   --------------
        Total short-term investments                                                     $283,768
                                                                                   ==============

    Long-term investments:
        Equity investments                                                                $23,961
        Commercial paper                                                                    9,999
        Treasury notes                                                                      1,907
                                                                                   --------------
          Total long-term investments (included in other assets)                          $35,867
                                                                                   ==============


4.  Debt

    The 1996 syndicated bank loan agreement (the Credit Agreement) provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. On June 25, 1999, the Company terminated the secured revolving line of credit. On July 13, 1999, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. On July 30, 1999, the Company repaid the outstanding balance of $86,250,000 on the secured term loan and terminated the Credit Agreement. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, the Company can borrow, subject to discretionary reserves which may be set aside by the lenders, up to 85 percent of its eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of its eligible accounts receivable from distributors. The Company will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. The Company obligations under the Loan Agreement are secured by a pledge of most of its accounts receivable, inventory, general intangibles and the related proceeds. As of September 26, 1999, no funds were drawn under the Loan Agreement.

5.  Net Income (Loss) per Common Share

    Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income per common share is computed using the weighted average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, restricted stock, warrants and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                     Quarter Ended                 Nine Months Ended
                                                            -----------------------------   --------------------------------
                                                              September 26,  September 27,    September 26,    September 27,
    (Thousands except per share data) (Unaudited)                 1999          1998              1999             1998
                                                            ------------------------------  --------------------------------
    Numerator:
      Numerator for basic and diluted net income (loss)
      per common share                                             (105,545)         1,006         (154,016)        (126,281)
                                                                  =========        =======        =========        =========
    Denominator:
      Denominator for basic net income (loss)
        per common share - weighted-average shares                  147,388        143,915          146,748          143,249
      Effect of dilutive securities:
        Employee stock options                                            -          2,472                -                -
        Restricted stock                                                  -            253                -                -
        Warrants                                                          -              2                -                -
                                                                  ---------        -------        ---------        ---------
      Dilutive potential common shares                                    -          2,727                -                -
                                                                  ---------        -------        ---------        ---------
      Denominator for diluted net income (loss) per
        common share - adjusted weighted-average shares             147,388        146,642          146,748          143,249
                                                                  =========        =======        =========        =========

    Basic net income (loss) per common share                        $ (0.72)        $ 0.01          $ (1.05)         $ (0.88)
                                                                  =========        =======        =========        =========
    Diluted net income (loss) per common share                      $ (0.72)        $ 0.01          $ (1.05)         $ (0.88)
                                                                  =========        =======        =========        =========



    Options, restricted stock and convertible debt were outstanding during the quarter ended September 26, 1999 and both of the nine month periods ended September 26, 1999 and September 27, 1998, but were not included in the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. Options to purchase 7,474,446 shares of common stock at a weighted-average price of $28.23 per share were outstanding during the quarter ended September 27, 1998, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during the period.

6.  Investment in Joint Venture

    In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent and the investment is being accounted for under the equity method. As of September 26, 1999, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase in the investment in FASL of $4 million. The following are the significant FASL related-party transactions and balances:

                                                     Quarter Ended                       Nine Months Ended
                                            --------------------------------      --------------------------------
                                            September 26,      September 27,      September 26,      September 27,
    (Thousands) (Unaudited)                     1999                1998               1999              1998
                                            -------------      -------------      -------------      -------------
    Royalty income                                $ 5,731            $ 4,893           $ 16,468           $ 15,566
    Purchases                                      73,159             43,377            191,935            153,741

                                            September 26,      September 27,
    (Thousands) (Unaudited)                     1999                1998
                                            -------------      -------------
    Royalty receivable                           $ 12,141            $ 9,060
    Accounts payable                               56,771             10,808

    The following is condensed unaudited financial data of FASL:

                                                     Quarter Ended                       Nine Months Ended
                                            --------------------------------      --------------------------------
                                            September 26,      September 27,      September 26,      September 27,
    (Thousands) (Unaudited)                     1999                1998               1999              1998
                                            -------------      -------------      -------------      -------------
    Net sales                                   $ 139,868           $ 98,295          $ 355,538          $ 315,204
    Gross profit                                   12,335              5,575             31,005             39,026
    Operating income                               11,430              5,114             28,873             35,087
    Net income                                      6,589              2,616             16,469             20,980

    The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations due to the elimination of intercompany unrealized profits which are reflected on the Company's condensed consolidated statements of operations.

7.  Segment Reporting

    Through June 1999, AMD had two principal businesses and had two reportable segments: (1) the AMD segment, which consists of three product groups - Computation Products Group, Memory Group and Communications Group, and (2) the Vantis segment, which consisted of the Company's programmable logic subsidiary, Vantis Corporation (Vantis). The reportable segments were organized as discrete and separate functional units with separate management teams and separate performance assessment and resource allocation processes. The AMD segment produces microprocessors, core logic products, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, telecommunication products, networking and input/output (I/O) products and embedded processors. The Vantis segment produced complex and simple, high-performance complementary metal oxide semiconductor (CMOS) programmable logic devices (PLDs).

    On June 15, 1999, AMD completed the sale of Vantis to Lattice Semiconductor Corporation. Therefore, operating results of the Vantis segment are not included in the results of the third quarter of 1999.

    The accounting policies of the segments were the same as those described in the summary of significant accounting policies contained in the Company's financial statements in its annual report on Form 10-K for the year ended December 27, 1998. The Company evaluates performance and allocates resources based on segment operating income (loss).

                                                                 Quarter Ended                        Nine Months Ended
                                                       ---------------------------------      --------------------------------
    (Thousands) (Unaudited)                            September 26,       September 27,      September 26,      September 27,
    Net sales:                                             1999                1998                1999               1998
                                                       -------------       -------------      -------------      -------------
       AMD segment
           External customers                              $ 662,192           $ 474,599        $ 1,802,202        $ 1,433,830
           Intersegment                                            -              19,504             32,626             68,153
                                                       -------------       -------------      -------------      -------------
                                                             662,192             494,103          1,834,828          1,501,983
       Vantis segment external customers                           -              51,939             86,692            160,102
       Elimination of intersegment sales                           -             (19,504)           (32,626)           (68,153)
                                                       -------------       -------------      -------------      -------------
           Net sales                                       $ 662,192           $ 526,538        $ 1,888,894        $ 1,593,932
                                                       =============       =============      =============      =============

    Segment income (loss):
       AMD segment                                         $ (98,990)            $ 8,028         $ (398,281)        $ (209,223)
       Vantis segment                                              -               1,481              5,639             15,705
                                                       -------------       -------------      -------------      -------------
           Total operating income (loss)                     (98,990)              9,509           (392,642)          (193,518)
       Gain on sale of Vantis                                      -                   -            432,059                  -
       Litigation settlement                                       -                   -                  -            (11,500)
       Interest income and other, net                          6,757              10,071             24,777             24,170
       Interest expense                                      (18,033)            (21,182)           (56,883)           (51,317)
       (Provision) Benefit for income taxes                        -                 635           (167,350)            91,742
       Equity in net income of
          FASL (AMD segment)                                   4,721               1,973              6,023             14,142
                                                       -------------       -------------      -------------      -------------
           Net income (loss)                              $ (105,545)            $ 1,006         $ (154,016)        $ (126,281)
                                                       =============       =============      =============      =============

8.  Sale of Vantis Corporation

    On June 15, 1999, AMD sold Vantis to Lattice Semiconductor Corporation for approximately $500 million in cash. AMD received, net of cash and cash equivalents of approximately $46 million held by Vantis, approximately $454 million. AMD's pre-tax gain on the sale of Vantis was $432 million, subject to adjustment, if any, based on the final determination of the net asset value of Vantis as of June 15, 1999. The gain is computed based on Vantis' preliminary net assets as of June 15, 1999 and other direct expenses related to the sale. The applicable tax rate on the gain was 40 percent.

    Prior to the Vantis sale, the Company negotiated various service contracts with Vantis to continue to provide services to Vantis. According to the service contracts, the Company will continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis. The wafer fabrication and assembly, test, mark and pack service agreements will continue until September 2003. In the third quarter of 1999, approximately $18 million of revenue was generated from the above service contracts.

9.  Comprehensive Income (Loss)

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

    The following are the components of comprehensive income (loss):

                                                                Quarter Ended                       Nine Months Ended
                                                       --------------------------------      --------------------------------
                                                       September 26,      September 27,      September 26,      September 27,
    (Thousands) (Unaudited)                               1999                1998               1999              1998
                                                       -------------      -------------      -------------      -------------
    Net income (loss)                                     $ (105,545)           $ 1,006         $ (154,016)        $ (126,281)

    Foreign currency translation adjustments                  49,423              4,401             19,433            (11,280)
    Unrealized gains on securities, net of tax:
       Unrealized gains on investments arising
           during the period                                   6,377             (1,715)            14,246              4,954
       Less: Reclassification adjustment for
           gains included in earnings                              -                  -             (3,453)                 -
                                                       -------------      -------------      -------------      -------------
    Other comprehensive income (loss)                         55,800              2,686             30,226             (6,326)
                                                       -------------      -------------      -------------      -------------
    Comprehensive income (loss)                            $ (49,745)           $ 3,692         $ (123,790)        $ (132,607)
                                                       =============      =============      =============      ==============

    The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                                  September 26,         December 27,
    (Thousands) (Unaudited)                                           1999                  1998
                                                                  -------------         ------------
    Unrealized gain on investments, net of tax                         $ 17,553              $ 6,760
    Cumulative translation adjustments                                  (17,505)             (36,938)
                                                                  -------------         ------------
                                                                           $ 48            $ (30,178)
                                                                  =============         ============

10. Contingencies

    SECURITIES CLASS ACTION LITIGATION. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in the following lawsuits: Arthur S. Feldman v. Advanced Micro Devices, Inc., et al.; Pamela Lee v. Advanced Micro Devices, Inc., et al.; Izidor Klein v. Advanced Micro Devices, Inc., et al.; Nancy P. Steinman v. Advanced Micro Devices, Inc., et al.; Robert L. Dworkin v. Advanced Micro Devices, Inc., et al.; Howard M. Lasker v. Advanced Micro Devices, Inc., et al.; John K. Thompson v. Advanced Micro Devices, Inc., et al.; Dan Schwartz v. Advanced Micro Devices, Inc., et al.; Serena Salamon and Norman Silverberg v. Advanced Micro Devices, Inc., et al.; David Wu and Hossein Mizraie v. Advanced Micro Devices, Inc., et al.; Eidman v. Advanced Micro Devices, Inc., et al.; Nold v. Advanced Micro Devices, Inc., et al.; Freeland v. Advanced Micro Devices, Inc., et al.; Fradkin v. Advanced Micro Devices, Inc. et al.; Ellis Investment Co. v. Advanced Micro Devices, Inc., et al.; Dezwareh v. Advanced Micro Devices, Inc., et al.; and Tordjman v. Advanced Micro Devices, Inc., et al. These class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6(R)-2 and AMD-K6(R)-III microprocessors. The complaints seek unspecified damages, equitable relief, interest, fees and other litigation costs.

    The Company has entered into a stipulation whereby plaintiffs will file a consolidated amended complaint following a ruling by the Ninth Circuit Court of Appeals on the In re Silicon Graphics Securities Litigation, 97-16204, case now pending before it. The stipulation also sets forth the period of time the Company will have to respond to the new compliant once it is filed and served. The Company intends to contest the litigation vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements


The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to access external sources of capital; our ability to transition to new process technologies; our ability to produce the AMD Athlon microprocessor in the volume required by customers on a timely basis; our ability, and the ability of third parties, to provide timely infrastructure solutions (motherboards and chipsets) to support the AMD Athlon microprocessor; customer and market acceptance of the AMD Athlon microprocessor; our ability to maintain average selling prices for the AMD Athlon microprocessor; strengthening demand for Flash memory devices; Year 2000 costs; the impact on our business as a result of Year 2000 issues; the impact on customers and suppliers as they prepare for the Year 2000; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes as of December 27, 1998, and December 28, 1997, and for each of the three years in the period ended December 27, 1998.

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

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

During the nine months ended September 26, 1999, we participated in all three technology areas within the digital integrated circuit (IC) market - memory circuits, logic circuits and microprocessors - through (1) our AMD segment, which consists of our three product groups - Computation Products Group (CPG), Memory Group and Communications Group and (2) our Vantis segment, which consisted of our former programmable logic subsidiary, Vantis Corporation (Vantis). CPG products include microprocessors, core logic products and embedded processors. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products, networking, and input/output (I/O) products. Vantis products are complex and simple high-performance complementary metal oxide semiconductor (CMOS) programmable logic devices (PLDs).

On June 15, 1999, we completed the sale of our Vantis segment to Lattice Semiconductor Corporation for approximately $500 million in cash. The actual cash received was approximately $454 million, which was net of Vantis' cash and cash equivalents balance of approximately $46 million as of the closing.

The following is a summary of the net sales of the AMD and Vantis segments for the periods presented below:

                                                    Quarter Ended                              Nine Months Ended
                                   ------------------------------------------------     --------------------------------
                                   September 26,       June 27,       September 27,     September 26,      September 27,
(Millions)                             1999              1999             1998               1999              1998
                                   -------------       --------       -------------     -------------      -------------
AMD Segment:
   CPG                                     $ 368          $ 317               $ 437           $ 1,080              $ 939
   Memory Group                              206            166                 129               499                428
   Communications Group                       70             70                  70               203                228
   Lattice service fees                       18              2                   -                20                  -
                                   -------------       --------       -------------     -------------      -------------
                                             662            555                 636             1,802              1,595
Vantis Segment                                 -             40                  50                87                158
                                   -------------       --------       -------------     -------------      -------------
     Total                                 $ 662          $ 595               $ 686           $ 1,889            $ 1,753
                                   =============       ========       =============     =============      =============

Net Sales Comparison of Quarters Ended September 26, 1999 and June 27, 1999

Net sales for the third quarter of 1999 increased by 11 percent compared to the second quarter of 1999. Excluding sales from the Vantis Segment and Lattice service fees, net sales for the third quarter of 1999 increased 16 percent compared to the second quarter of 1999.

CPG net sales of $368 million increased 16 percent in the third quarter of 1999 compared to the second quarter of 1999. Increased volumes of approximately 22 percent in aggregate sales of AMD Athlon(TM) and AMD-K6(R) microprocessors were partially offset by a decrease of approximately five percent in average selling prices which was caused by aggressive Intel marketing, pricing and product bundling. Sales of AMD Athlon microprocessors are highly dependent upon the availability of chipsets and motherboards from Taiwanese and other suppliers. Taiwan is currently recovering from a major earthquake that occurred on September 21, 1999. The earthquake resulted in an interruption of power to our suppliers' manufacturing facilities that contributed to a severe shortage of motherboards in the last week of the third quarter of 1999 which adversely affected our sales of AMD Athlon microprocessors. Overall CPG sales growth in the fourth quarter of 1999 and in the first quarter of 2000 is dependent upon a successful production ramp on 0.25-micron and 0.18-micron technology, market acceptance of our AMD Athlon microprocessor and availability of chipsets and motherboards from Taiwanese and other suppliers, as to which we cannot give any assurance.

Memory Group net sales of $206 million increased 24 percent in the third quarter of 1999 compared to the second quarter of 1999 as a result of higher average selling prices and strong growth in demand for higher density Flash memory devices. Demand for Flash memory devices has remained strong through October, 1999; however, our ability to achieve further gains will depend upon gaining additional manufacturing capacity and/or increasing average selling prices, as to which we cannot give any assurance.

Communications Group net sales of $70 million were flat in the third quarter of 1999 compared to the second quarter of 1999. The increase in sales of telecommunication products, which includes digital cordless circuits, ISDN and subscriber linecard circuits (SLICs and SLACs(TM)), was completely offset by a decrease in sales of networking products. In October 1999, we announced our intention to sell the Communications Group. We expect to complete the sale in the first half of 2000.

On June 15, 1999, we sold Vantis to Lattice Semiconductor Corporation for approximately $500 million in cash. As a result, there were no sales from Vantis in the third quarter of 1999. Prior to the sale of Vantis, we negotiated various service contracts with Vantis to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis. We received service fees of $18 million from Lattice in the third quarter of 1999 compared to $2 million in the second quarter of 1999. The wafer fabrication and assembly, test, mark and pack service contracts will continue until September 2003.

Net Sales Comparison of Quarters Ended September 26, 1999 and September 27, 1998

Net sales for the third quarter of 1999 decreased by three percent compared to the third quarter of 1998. Excluding net sales from the Vantis Segment and Lattice service fees, net sales for the third quarter of 1999 increased one percent compared to the third quarter of 1998.

CPG net sales of $368 million decreased 16 percent in the third quarter of 1999 compared to the same quarter of 1998. Declines in average selling prices of AMD-K6 microprocessors, caused by aggressive Intel marketing, pricing and product bundling, offset a more than 20 percent growth in combined microprocessor unit volume. Sales of AMD Athlon microprocessors are highly dependent upon the availability of chipsets and motherboards from Taiwanese and other suppliers. Taiwan is currently recovering from a major earthquake that occurred on September 21, 1999. The earthquake resulted in an interruption of power to our suppliers' manufacturing facilities that contributed to a severe shortage of motherboards in the last week of the third quarter of 1999 which adversely affected our sales of AMD Athlon microprocessors. Overall CPG sales growth in the fourth quarter of 1999 and in the first quarter of 2000 is dependent upon a successful production ramp on 0.25-micron and 0.18-micron technology, market acceptance of our AMD Athlon microprocessor and availability of chipsets and motherboards from Taiwanese and other suppliers, as to which we cannot give any assurance.

Memory Group net sales of $206 million increased by 60 percent in the third quarter of 1999 compared to the third quarter of 1998 as a result of higher average selling prices and strong growth in demand for higher density Flash memory devices. Demand for Flash memory devices has remained strong through October, 1999; however, our ability to achieve further gains will depend upon gaining additional manufacturing capacity and/or increasing average selling prices, as to which we cannot give any assurance.

Communications Group net sales of $70 million were flat in the third quarter of 1999 compared to the third quarter of 1998. The increase in sales of telecommunication products, which includes digital cordless circuits, ISDN and SLICs and SLACs, was completely offset by a decrease in sales of networking products. In October 1999, we announced our intention to sell the Communications Group. We expect to complete the sale in the first half of 2000.

On June 15, 1999, we sold Vantis to Lattice Semiconductor Corporation for approximately $500 million in cash. As a result, there were no sales from Vantis in the third quarter of 1999. Prior to the sale of Vantis, we negotiated various service contracts with Vantis to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis. We received service fees of $18 million from Lattice in the third quarter of 1999. The wafer fabrication and assembly, test, mark and pack service contracts will continue until September 2003.

Net Sales Comparison of Nine Months Ended September 26, 1999 and September 27, 1998

Net sales for the first nine months of 1999 increased by eight percent compared to the first nine months of 1998. Excluding sales from the Vantis Segment and Lattice service fees, net sales for the first nine months of 1999 increased 12 percent compared to the same period of 1998.

CPG net sales of $1 billion increased by 15 percent in the first nine months of 1999 compared to the same period of 1998. Unit shipments increased more than 55% over this period as growth in sales of the AMD-K6 microprocessors was driven by a stronger customer base. This increase in unit shipments offset declines in AMD-K6 microprocessor average selling prices caused by aggressive Intel marketing, pricing and product bundling in the first nine months of 1999. Sales of AMD Athlon microprocessors are highly dependent upon the availability of chipsets and motherboards from Taiwanese and other suppliers. Taiwan is currently recovering from a major earthquake that occurred on September 21, 1999. The earthquake resulted in an interruption of power to our suppliers' manufacturing facilities that contributed to a severe shortage of motherboards in the last week of the third quarter of 1999 which adversely affected our sales of AMD Athlon microprocessors. Overall CPG sales growth in the fourth quarter of 1999 and in the first quarter of 2000 is dependent upon a successful production ramp on 0.25-micron and 0.18-micron technology, market acceptance of our AMD Athlon microprocessor and availability of chipsets and motherboards from Taiwanese and other suppliers, as to which we cannot give any assurance.

Memory Group net sales of $499 million increased 17 percent in the first nine months of 1999 compared to the first nine months of 1998 as a result of higher average selling prices and strong growth in demand for higher density Flash memory devices. Demand for Flash memory devices has remained strong through October, 1999; however, our ability to achieve further gains will depend upon gaining additional manufacturing capacity and/or increasing average selling prices, as to which we cannot give any assurance.

Communications Group net sales of $203 million decreased 11 percent in the first nine months of 1999 compared to the first nine months of 1998. The increase in sales volume of telecommunication products, which includes digital cordless circuits, ISDN, SLICs and SLACs, was completely offset by weak sales of networking products. In addition, average selling prices deteriorated for telecommunication products primarily due to the economic downturn in Asia earlier in the year. In October 1999, we announced our intention to sell the Communications Group. We expect to complete the sale in the first half of 2000.

On June 15, 1999, we sold Vantis to Lattice Semiconductor Corporation for approximately $500 million in cash. As a result, there were no sales from Vantis for the last 15 weeks of the first nine months of 1999. Vantis net sales in the first nine months of 1999 were $87 million compared to $158 million in the same period of 1998. Prior to the sale of Vantis, we negotiated various service contracts with Vantis to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis. We received service fees of $20 million from Lattice in the first nine months of 1999. The wafer fabrication and assembly, test, mark and pack service contracts will continue until September 2003.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                            Quarter Ended                         Nine Months Ended
                                            ---------------------------------------------   -----------------------------
                                            September 26,     June 27,      September 27,   September 26,   September 27,
(Millions except for gross margin percentage)   1999            1999            1998            1999             1998
                                            -------------     --------      -------------   -------------   -------------
Cost of sales                                       $ 474        $ 458              $ 423         $ 1,383         $ 1,237
Gross margin percentage                                28 %         23 %               38 %            27 %            29 %
Research and development                              158          167                144             485             411
Marketing, general and administrative                 129          125                110             381             299
Restructuring and other special charges                 -           18                  -              33               -
Gain on sale of Vantis                                  -          432                  -             432               -
Litigation settlement                                   -            -                  -               -              12
Interest income and other, net                          7            7                 10              25              24
Interest expense                                       18           18                 21              57              51

We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities required for microprocessors. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. Gross margin percentage growth depends on increased sales from microprocessors and other products as fixed costs continue to rise due to additional capital investments made as we continue to expand production capacity.

Gross margin percentage of 28 percent in the third quarter of 1999 increased from 23 percent in the second quarter of 1999 and decreased from 38 percent in the third quarter of 1998. For the first nine months of 1999, gross margin percentage of 27 percent decreased from 29 percent in the same period of 1998. The increase in gross margin percentage in the third quarter of 1999 compared to the second quarter of 1999 was due to higher net sales of microprocessors and Flash memory devices. Higher net sales were partially offset by an increase in fixed costs. The decrease in gross margin percentage in the third quarter of 1999 compared to the third quarter of 1998 was due to lower net sales of microprocessors combined with higher fixed costs. The decrease in gross margin percentage in the first nine months of 1999 compared to the same period of 1998 was due primarily to higher fixed costs. Fixed costs will continue to increase as we introduce equipment for 0.18-micron process technology capacity and facilitize Fab 25, our IC manufacturing facility in Austin, Texas. Dresden Fab 30 will also contribute to an increase in cost of sales when it begins producing units for sale, which we anticipate to be no earlier than the second quarter of 2000. Accordingly, absent significant increases in sales, particularly with respect to microprocessors, we will continue to experience pressure on our gross margin percentage.

Research and development expenses of $158 million in the third quarter of 1999 decreased five percent compared to the second quarter of 1999 and increased 10 percent compared to the third quarter of 1998. Research and development expenses of $485 million for the first nine months of 1999 increased 18 percent from the same period in the previous year. In the third quarter of 1999, we experienced savings in our Submicron Development Center (SDC) as a result of restructuring activities and savings related to the absence of Vantis expenses when compared to the second quarter of 1999. The first nine months of 1999 included additional costs related to the facilitization of Dresden Fab 30, research and development activities for the AMD Athlon microprocessor and the technology alliance we entered into with Motorola in 1998 (1998 Alliance) for the development of Flash memory and logic process technologies. These additional costs were partially offset in 1999 by the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. These credits of approximately $13 million per quarter will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007. Beginning no earlier than the second quarter of 2000, we expect Dresden Fab 30 to begin producing units for sale. At that time, a significant portion of Dresden Fab 30 expenses, including the deferred credits referred to above, will shift from research and development expense to cost of sales.

Marketing, general and administrative expenses of $129 million in the third quarter of 1999 increased three percent compared to the second quarter of 1999 and increased 17 percent compared to the third quarter of 1998. Marketing, general and administrative expenses of $381 million in the first nine months of 1999 increased 27 percent compared to the same period of 1998. Marketing and promotional activities for our launch of the AMD Athlon microprocessor increased in the third quarter of 1999 compared to the second quarter of 1999 and the same quarter of 1998. These increases were partially offset by savings related to the absence of Vantis expenses in the third quarter of 1999. In addition to greater marketing and promotional activities, the first nine months of 1999 also included increased costs and related depreciation expense associated with the installation of new order management and accounts receivable systems.

In the first quarter of 1999 we initiated a review of our cost structure. Based upon this review, we recorded restructuring and other special charges of $15 million in the first quarter of 1999 and $18 million in the second quarter of 1999 as a result of certain of our actions to better align our cost structure with expected revenue growth rates. Although we have achieved the expected cost savings as a result of this realignment, we have not achieved the expected revenue growth rates.

As a result, we will continue to evaluate our cost structure and may incur additional restructuring and other special charges during the fourth quarter of 1999.

The restructuring activities and other special charges primarily relate to: 1) the closure of a submicron development laboratory facility; 2) write-offs of certain equipment, including estimated equipment disposal costs, in the SDC; 3) write-offs of equipment utilized in the discontinued 0.35-micron wafer fabrication process; 4) the elimination of job responsibilities for 50 employees in the first quarter and 128 employees in the second quarter in the SDC, sales offices and Information Technology department; 5) the write-off of discontinued system projects; and 6) costs for vacated and unused sales office leases.
During the third quarter of 1999, we discharged our accrual balance of $1.7 million which was incurred in the second quarter of 1999 relating to the severance costs for the termination of 128 employees. We expect to discharge our third quarter accrual balances as follows: 1) the $2.4 million accrual for the disposal costs for equipment that has been taken out of service will be fully discharged by the first quarter of 2000; and 2) the $933,000 accrual for costs related to vacated and unused leases is expected to be discharged through the second quarter of 2002.

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

A litigation settlement of approximately $12 million was recorded during the nine months ended September 26, 1998 for the settlement of a class action securities lawsuit against AMD and certain current and former officers and directors. We paid the settlement during the third quarter of 1998.

Interest income and other, net of $7 million in the third quarter of 1999 was flat compared to the second quarter of 1999 and decreased $3 million compared to the third quarter of 1998. Interest income and other, net of $25 million in the first nine months of 1999 increased $1 million compared to the first nine months of 1998. The decrease in the third quarter of 1999 compared to the same quarter of 1998 was primarily due to lower average cash balances.

Interest expense of $18 million in the third quarter of 1999 was flat compared to the second quarter of 1999 and decreased $3 million compared to the third quarter of 1998. Interest expense of $57 million in the first nine months of 1999 increased $6 million compared to the first nine months of 1998. The remaining balance on our $250 million four-year secured term loan was repaid during the third quarter of 1999 resulting in a decrease in interest expense. This decrease was fully offset by bank charges incurred for refinancing our 1996 syndicated bank loan agreement, which provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan (the Credit Agreement), and which is discussed in greater detail below in Financial Condition. The first nine months of 1999 included higher interest expense as a result of higher average debt balances from the $517.5 million of Convertible Subordinated Notes sold in May 1998.

Income Tax

No tax benefits were recorded for the operating losses in the current quarter and the nine months ended September 26, 1999 because the deferred tax assets arising from such losses are fully offset by a valuation allowance. The first nine months of 1999 includes a tax provision of $172.8 million for the gain on the sale of Vantis. The effective tax rate is expected to be zero for the fourth quarter of 1999.

We had net deferred tax liabilities of $8.2 million as of September 26, 1999 representing certain foreign deferred taxes.

Other Items

International sales as a percent of net sales were 63 percent in the third quarter of 1999 compared to 58 percent in the second quarter of 1999 and 52 percent in the third quarter of 1998. International sales were 59 percent of net sales in the first nine months of 1999 compared to 52 percent in the same period of 1998. During the first nine months of 1999, approximately eight percent of our net sales were denominated in foreign currencies. We do not have sales denominated in local currencies in countries that have highly inflationary economies (as defined by generally accepted accounting principles). The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material.

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

The following is a summary of operating income (loss) by segment for the periods presented below:

                                         Quarter Ended                               Nine Months Ended
                       --------------------------------------------------     --------------------------------
                       September 26,        June 27,        September 27,     September 26,      September 27,
(Millions)                 1999               1999              1998               1999              1998
                       -------------        --------        -------------     -------------      -------------
AMD Segment                    $ (99)         $ (172)                 $ 8            $ (398)            $ (209)
Vantis Segment                     -              (1)                   1                 6                 16
                       -------------        --------        -------------     -------------      -------------
   Total                       $ (99)         $ (173)                 $ 9            $ (392)            $ (193)

The AMD Segment incurred a smaller operating loss in the third quarter of 1999 compared to the second quarter of 1999 due to an increase in net sales of AMD Athlon microprocessors and Flash memory devices. The AMD Segment's operating loss increased in the third quarter of 1999 compared to the same quarter in 1998 mainly due to lower net sales and higher fixed costs. In the first nine months of 1999 compared to the first nine months of 1998, the AMD Segment's operating loss increased despite higher sales. These operating loss increases were caused by higher costs associated with the facilitization of Fab 25 and Dresden Fab 30, the 1998 Alliance with Motorola, research and development on the AMD Athlon microprocessor, restructuring and other special charges and depreciation on new order management and accounts receivable systems.

In June 1999, we completed the sale of our Vantis Segment to Lattice Semiconductor Corporation. Net sales for the Vantis Segment decreased for all periods presented due to the sale of the Vantis Segment on June 15, 1999, which created a fewer number of weeks included in the third quarter and nine months ended September 26, 1999 than in comparable prior periods.

-------------------------------------------------------------------------------
FINANCIAL CONDITION


Cash and cash equivalents in the first nine months of 1999 decreased by $269 million compared to a decrease of $105 million in the first nine months of 1998.

Operating activities consumed $79 million in the first nine months of 1999 compared to positive operating cash flows of $31 million in the same period of 1998. The cash used in net operating cash flows for the first nine months of 1999 primarily contributed to the $52 million cumulative year to date operating losses net of noncash adjustments and a $27 million decrease in our net operating assets.

Net investing activities generated a net $4 million during the first nine months of 1999 compared to $1 billion consumed during the first nine months of 1998. During the current year, we incurred nearly $495 million in capital expenditures for the continued facilitization of Dresden Fab 30 and Fab 25. This is compared to capital expenditures of nearly $800 million in the same period of 1998. During the same period, the sale of our Vantis segment generated proceeds of $454 million in the current year.

Financing activities consumed $183 million during the first nine months of 1999 primarily as a result of paying down $239 million in debt. Current year debt payments were offset by proceeds of $23 million from debt borrowings and $33 million from the issuance of stock. Financing activities generated $863 million in the same period of 1998 led by proceeds of $800 million from debt borrowings and $91 million from foreign grants.

Our 1996 syndicated bank loan agreement (the Credit Agreement) provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. On June 25, 1999, we terminated the secured revolving line of credit. On July 13, 1999, we replaced the Credit Agreement with a new Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. On July 30, 1999, we repaid the outstanding balance of $86,250,000 on the secured term loan and terminated the Credit Agreement. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to reserves which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors. We will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels.

Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of September 26, 1999, no funds were drawn under the Loan Agreement, and we had available unsecured, uncommitted bank lines of credit in the amount of $71 million, of which $5 million was outstanding.

We plan to continue to make significant capital investments in the fourth quarter of 1999 and in the first quarter of 2000. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, has constructed and is installing equipment in Dresden Fab
30. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be $1.9 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

    .  equity, subordinated loans and loan guarantees from AMD;

    .  loans from a consortium of banks; and

    . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $288 million to date (most of which is denominated in deutsche marks) in the form of subordinated loans and equity in AMD Saxony. We amended the Dresden Loan Agreements in June 1999 to remove a requirement that we sell at least $200 million of our stock by June 30, 1999 in order to fund a $70 million loan to AMD Saxony. In lieu of the stock offering, we funded the $70 million loan to AMD Saxony with proceeds from the sale of Vantis. We are required to make additional subordinated loans to, or equity investments in, AMD Saxony of $100 million before December 31, 1999.

Additionally, the consortium of banks referred to above has made available $883 million in loans (denominated in deutsche marks) to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $281 million of such loans outstanding as of September 26, 1999.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

    . guarantees of 65 percent of AMD Saxony bank debt up to a maximum amount of $883 million;

    .  capital investment grants and allowances totaling $287 million; and

    .  interest subsidies totaling $161 million.

Of these amounts (which are all denominated in deutsche marks), AMD Saxony had received $275 million in capital investment grants and $19 million in interest subsidies as of September 26, 1999. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of September 26, 1999, we were in compliance with all of the conditions of the grants and subsidies.

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

    . guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreements up to a maximum of $116 million (denominated in deutsche marks) until Dresden Fab 30 has been completed;

    . fund certain contingent obligations including obligations to fund project cost overruns, if any; and

    . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $78 million (denominated in deutsche marks) if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the third quarter of 1999, which was approximately 1.87 deutsche marks to 1 U.S. dollar, to value our obligations denominated in deutsche marks.

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

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1 billion when fully equipped. As of September 26, 1999, approximately $425 million of this cost had been funded. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL.

FASL capital expenditures in the fourth quarter of 1999 and into 2000 will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of September 26, 1999, we had loan guarantees of $21 million outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

We believe that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments through the next twelve months.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Microprocessor Products

Future Dependence on the AMD Athlon Microprocessor. We will need to successfully market our seventh-generation microprocessor, the AMD Athlon microprocessor, in order to increase our microprocessor product revenues in 1999 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We commenced initial shipments of the AMD Athlon microprocessor in June 1999. Our production and sales plans for the AMD Athlon microprocessor are subject to numerous risks and uncertainties, including:

    . our ability to produce the AMD Athlon microprocessor in the volume and performance mix required by customers on a timely basis;

    . the availability and acceptance of motherboards and chipsets designed for the AMD Athlon microprocessor;

    .  market acceptance of the AMD Athlon microprocessor;

    . our ability to maintain average selling prices of the AMD Athlon microprocessor despite aggressive Intel marketing, pricing and product bundling or customer relationships which affect market demand;

    . the successful development and installation of 0.18-micron process technology and copper interconnect technology;

    .  the pace at which we are able to transition production in Fab 25 from
       0.25 to 0.18-micron process technology and to ramp production in Dresden Fab 30 on 0.18-micron copper interconnect process technology;

    . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of the AMD Athlon microprocessor, and the availability of chipset vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;

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

If we fail to achieve market acceptance of the AMD Athlon microprocessor, or if chipsets and motherboards which are compatible with the AMD Athlon microprocessor are not made available, our business will be materially and adversely affected. For example, on September 21, 1999, a major earthquake struck Taiwan and caused power outages in certain of our suppliers' manufacturing facilities. As a result, we experienced a severe shortage of motherboards for the AMD Athlon microprocessor and, consequently, our sales of AMD Athlon microprocessors in the quarterly period ended September 26, 1999 were adversely affected. The effects of the earthquake in Taiwan may continue to have an adverse impact on our business.

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

    . continue to achieve market acceptance of our AMD-K6 and AMD Athlon microprocessors and increase market share;

    .  maintain revenues of the AMD-K6 family of microprocessors; and

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

Intel's Pentium(R) III and Celeron(TM) microprocessors are sold only in form factors that are not physically or interface protocol compatible with "Socket 7" motherboards currently used with AMD-K6 microprocessors. Thus, Intel no longer supports the Socket 7 infrastructure as it did when it was selling has transitioned away from its fifth-generation Pentium processors. Because the AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Pentium II, III and Celeron processors, we intend to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to ensure the continued availability of Socket 7 infrastructure support for the AMD-K6 microprocessors, including support for enhancements and features we add to our microprocessors. Socket 7 infrastructure support for the AMD-K6 microprocessors may not endure over time as Intel moves the market to its infrastructure choices. We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon microprocessor card is not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Athlon seventh-generation and future generation microprocessors will depend on our:

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

In 1996, we entered into the Credit Agreement, which provided for a $150 million three-year secured revolving line of credit and a $250 million four-year secured term loan. On June 25, 1999, we terminated the secured revolving line of credit. On July 13, 1999, we replaced the Credit Agreement with a new Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. On July 30, 1999, we repaid the outstanding balance on the secured term loan and terminated the Credit Agreement. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to discretionary reserves which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We will be subject to compliance with certain financial covenants if the levels of domestic cash it holds declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds.

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

Because our obligations under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates. As of the end of the third quarter of 1999, the exchange rate was approximately 1.87 deutsche marks to 1 U.S. dollar (which we used to calculate our obligations denominated in deutsche marks).

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

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. Our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our revenues may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. In addition, the building construction of FASL II, a second Flash memory device manufacturing facility, is complete and equipment installation is in progress. We have also built a new test and assembly facility in Suzhou, China. We are basing our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate, or if demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to generate sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have insufficient capacity to meet demand for Flash memory products and significant underutilized capacity relative to demand for our microprocessor offerings.

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

Product Incompatibility. Our products may possibly be incompatible with some or all industry-standard software and hardware. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially adversely affected. It is also possible that we may be unsuccessful in correcting any such compatibility problems that are discovered or that corrections will be unacceptable to customers or made in an untimely manner. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on our business.

Product Defects. One or more of our products may possibly be found to be defective after we have already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure such defect but impede performance. We may also be subject to product returns which could impose substantial costs on us and have a material and adverse effect on our business.

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

 . Information Technology. We have modified or replaced significant portions of our application software so that our systems will function properly with respect to dates in the year 2000 and thereafter. Application software consists of business software required for our corporate business systems, including our accounts payable and receivable, payroll, order management, general ledger and shipping applications. In December 1998, we installed new Year 2000 capable order management and accounts receivable systems. As of September 26, 1999, we completed remediation of all core business software that did not require an upgrade or a replacement and testing of all our application software. We also put all but one of our application systems into production as of September 26, 1999. We expect to put this remaining application into production early in the fourth quarter of this year. If required modifications to existing software are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on our business.

IT infrastructure consists of hardware and software other than application software that supports our mainframe and distributed computer systems, including PCs, operating systems and system utilities. We have tested Year 2000 capable versions of all our infrastructure software and are in the process of transitioning such software into productive use. All of our Year 2000 capable infrastructure hardware and software was installed and in production as of September 26, 1999.

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

 . Manufacturing. We are dedicating substantial resources to Year 2000 issues with respect to our wafer fabrication facilities worldwide to ensure continued operation of all critical wafer fabrication systems in the year 2000 and thereafter. We retained an outside firm to provide Year 2000 program management and implementation assistance in connection with problem assessment, remediation and compliance testing. Approximately 99 percent of the critical wafer fabrication equipment was made Year 2000 capable as of September 26, 1999. Our goal is for the remaining one percent of the equipment to be Year 2000 capable by year-end 1999. Fabrication equipment software testing and installation is ongoing and will continue through the fourth quarter of 1999. Some vendors have indicated that Year 2000 capable upgrades will not be available until later this year. If these vendors do not provide Year 2000 capable upgrades in time for us to install the products and to do adequate testing, or if the products do not adequately address the Year 2000 problem, our business could be materially and adversely affected.

Our assembly and test facilities are located in Malaysia, Thailand, China and Singapore. We completed the remediation and replacement process for noncompliant systems and equipment in these facilities as of September 26, 1999.

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

 . Products and Product Design. We have reviewed the status of our current products and have not identified any critical products with Year 2000 problems. We believe that all of the critical hardware and software we use for product design will be made Year 2000 capable by October 31, 1999. Testing of these systems is ongoing and will continue through the end of the year. If we fail to make the hardware and software we use for product design Year 2000 capable by year-end 1999, our business could be materially and adversely affected.

 . Organizational Support. Since organizational support consists of several functional divisions that provide administrative support to us as a whole, and this support overlaps in many areas, we are unable to quantify the overall progress of this group. However, some divisions have commenced significant projects aimed at Year 2000 readiness. For example, the facilities department is in the process of upgrading the building management system at our corporate marketing, general and administrative facility located in Sunnyvale, California. As of June 27, 1999, we had installed all software upgrades required by
facilities for Year 2000 readiness.   EHS provides another example.  Upgrades
are being scheduled and performed on gas detection systems, acid neutralization systems and groundwater cleanup controls. EHS' critical Year 2000 readiness activities were complete as of June 27, 1999. Similarly, our security department has completed our plan to ensure Year 2000 compliance of the fire, intrusion and industrial process alarms in our China, Thailand and Germany sites. Our goal is to have all of our domestic alarm systems upgraded and tested for Year 2000 compliance by October 31, 1999. In addition to upgrades, these organizational support divisions have replaced and will continue to replace equipment and systems to the extent it is required for our Year 2000 readiness. However, if we are unable to make our organizational support systems Year 2000 capable before year-end 1999, our business could be materially and adversely affected.

Third-Party Suppliers and Customers. We have initiated communication with our significant suppliers and customers to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or products that might contain embedded processors were asked to provide information regarding the Year 2000 compliance status of their products. We have also contacted critical materials and services suppliers in the first, second and third quarters of 1999. We have received responses from all of these suppliers and have put contingency plans in place to manage potential risks. In addition, in order to protect against the acquisition of additional non-compliant products, we now require suppliers to warrant that products sold or licensed to us are Year 2000 capable. We are currently assessing our significant customers' Year 2000 readiness plans. In the event that any of our significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. We cannot give any assurance that the systems of other companies on which our systems rely will be converted in a timely manner and will not have an adverse effect on our operations. We are currently assessing the extent to which our significant customers' exposure to contingencies related to the Year 2000 will affect the products we sell; however, we do not expect these to have a material impact on our operations.

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

Costs. The total expense of the Year 2000 plan is currently estimated to be approximately $20 million, although actual expenditures may differ. Actual costs incurred through the end of the third quarter of 1999 were approximately $15 million, the majority of which was expensed. The expenses of the Year 2000 project are being funded through operating cash flows.

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

Contingency Planning. We have completed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We will continue to expand and refine our contingency plans during the remainder of 1999. We cannot give any assurance that we will be able to develop a contingency plan that will adequately address all issues that may arise in the year 2000. Our failure to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on our operations. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Key Personnel

Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

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

    .  quarterly fluctuations in our operating and financial results;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In 1998, we entered into a no-cost collar arrangement to hedge Dresden Fab 30 project costs through which we purchased $300 million of put option contracts and sold $300 million of call option contracts. In the second quarter of 1999, we entered into a no-cost collar arrangement to offset and neutralize our remaining 1998 no-cost collar positions.

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

          AMD has entered into a stipulation whereby the plaintiffs will file a consolidated amended complaint following a ruling by the Ninth Circuit Court of Appeals on the In re Silicon Graphics Securities
          Litigation, 97-16204, case now pending before it. The stipulation also sets forth the period of time AMD will have to respond to the new complaint once it is filed. AMD intends to contest the litigation vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated July 14, 1999 was filed reporting under
     Item 5 - Other Events with respect to financial results for the second quarter ended June 27, 1999.


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANCED MICRO DEVICES, INC.


Date:    October 29, 1999         By:  /s/ Francis P. Barton
                                     -----------------------
                                  Francis P. Barton
                                  Senior Vice President, Chief Financial Officer

                                  Signing on behalf of the registrant and as the principal accounting officer