Form 10-K405
period 1999-12-26
ADVANCED MICRO DEVICES INC
filed 2000-03-21
CIK 2488

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

  For the fiscal year ended December 26, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 (Name of each exchange
          (Title of each class)                   on which registered)
               -----------                           ---------------
       $.01 Par Value Common Stock               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  Aggregate market value of the voting stock held by non-affiliates as of February 28, 2000.

                                $5,725,334,007

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  152,006,873 shares as of February 28, 2000.
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 26, 1999, are incorporated into Parts II and IV hereof.

(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000, are incorporated into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  AMD, Advanced Micro Devices, K86, AMD-K6, AMD Athlon and 3DNow! are either our trademarks or our registered trademarks. Vantis is a trademark of Lattice Semiconductor Corporation. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation. Alpha is a trademark of Compaq Computer Corporation. Pentium is a registered trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

                                    PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

  The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to transition to new process technologies; our ability to produce AMD Athlon(TM) microprocessors in the volume required by customers on a timely basis; our ability, and the ability of third parties, to provide timely infrastructure solutions (motherboards and chipsets) to support AMD Athlon microprocessors; our ability to increase customer and market acceptance of AMD Athlon microprocessors; our ability to maintain average selling prices for AMD Athlon microprocessors; our ability to increase manufacturing capacity to meet the demand for Flash memory products; the effect of foreign currency hedging transactions; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see "Financial Condition" and "Risk Factors" and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

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

  For segment information with respect to sales, operating results and identifiable assets, refer to the information set forth in Note 9 of the Consolidated Financial Statements contained in our 1999 Annual Report to Stockholders.

  For a discussion of the risk factors related to our business operations, please see the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" and "Financial Condition" sections set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 1999 Annual Report to Stockholders.

 The IC Industry

  The IC market has grown dramatically over the past ten years, driven primarily by the demand for electronic business and consumer products. Today, virtually all electronic products use ICs, including PCs and related peripherals, voice and data communications and networking products, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

  The market for ICs can be divided into separate markets for digital and analog devices. We participate primarily in the market for digital ICs. The three types of digital ICs used in most electronic systems are:

  .  microprocessors, which are used for control and computing tasks;

  . memory circuits, which are used to store data and programming instructions; and

  . logic circuits, which are employed to manage the interchange and manipulation of digital signals within a system.

A discussion of the principal parts of the digital IC market in which we participate follows.

 The Microprocessor Market

  The microprocessor, an IC generally consisting of millions of transistors, serves as the central processing unit, or brain, of a computer system. The microprocessor is typically the most critical component to the performance and efficiency of a PC. The microprocessor controls data flowing through the electronic system and manipulates such data as specified by the hardware or software which controls the system. In 1981, IBM introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation and utilizing the Microsoft(R) Corporation MS-DOS(R) operating system. As circuit design and very large scale integration process technology have evolved, performance and functionality of each new generation of x86 microprocessors have increased.

  The x86 microprocessor market is characterized by short product life cycles, intense price competition and rapid advances in product design and process technology. Today, the greatest demand for microprocessors is from PC manufacturers. In particular, PC manufacturers require microprocessors which are Microsoft Windows(R) compatible and are based on the x86 instruction set. Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have broadened the market for PCs and increased the demand for microprocessors. The microprocessor market has been dominated by Intel for many years.

  The PC original equipment manufacturer (OEM) market is highly competitive. Most PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard. These suppliers are also increasingly outsourcing the design and manufacture of complete systems. The third-party manufacturers of these subsystems, based primarily in Asia, are focused on providing PCs and motherboards that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party manufacturers are also supplying fully configured PC systems through alternative distribution channels.

  Embedded processors are also an important part of the microprocessor market. Embedded processors are general purpose devices used to carry out a single application with limited user interface and programmability. A system designed around an embedded processor usually cannot be programmed by an end user because the system is preprogrammed to execute a specific task. Key markets for embedded processors include telecommunications, networking, office automation, storage, automotive applications and industrial control.

 The Memory Market

  Memory ICs store data and programs, and are characterized as either volatile or non-volatile. Volatile devices lose their stored information after electrical power is shut off, while non-volatile devices retain their stored information. The three most significant categories of semiconductor memory are
(1) Dynamic Random Access Memory (DRAM) and (2) Static Random Access Memory
(SRAM), both of which are volatile memories, and (3) non-volatile memory, which includes Read-Only Memory (ROM), Erasable Programmable Read-Only Memory (EPROM), Electrically Erasable Electrically Programmable Read-Only Memory (EEPROM) and Flash memory devices. DRAM provides large capacity main memory, and SRAM provides specialized high-speed memory. We do not produce any DRAM products, which are the largest part of the memory market, or SRAM products. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. However, ROM cannot be rewritten, EPROM requires ultraviolet light as part of an erasure step before it can be rewritten, and EEPROM utilizes a larger, more expensive, memory cell.

  Several factors have contributed to an increasing demand for memory devices in recent years, including the:

  .  expanding unit sales of PCs in the business and consumer markets;

  .  increasing use of cellular phones;

  . increasing use of PCs to perform memory-intensive graphics and multimedia functions;

  .  volume of memory required to support faster microprocessors;

  .  proliferation of increasingly complex PC software; and

  . increasing performance requirements of workstations, servers and networking and telecommunications equipment.

  Flash memory devices are being utilized for an expanding range of uses. Flash memory devices have a size and cost advantage over EEPROM devices, and the ability of Flash memory devices to be electrically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as ROM or EPROM devices. Flash memory devices can be used to provide storage of control programs and system-critical data in communication devices such as cellular telephones and routers (devices used to transfer data between local area networks). Another common application for Flash memory product is in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.

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

  Many manufacturers of electronic systems are striving to develop new and increasingly complex products to rapidly address evolving market opportunities. Achievement of this goal often precludes the use of standard logic ICs and ASICs. Standard logic ICs generally perform simple functions and are not customizable, limiting a manufacturer's ability to adequately tailor an end-product system. Although ASICs can be manufactured to perform customized functions, they generally involve relatively high initial design, engineering and manufacturing costs, significant design risks, and may increase an end-product's time to market. As a result, ASICs are generally limited to high-volume products and products for which time to market may be less critical.

  Unlike ASICs and standard logic ICs, PLDs are standard products, purchased by system manufacturers in an unprogrammed or blank state. Each system manufacturer may then program the PLDs to perform a variety of specific logic functions. Certain PLDs are reprogrammable. This means that the logic configuration can be modified after the device is initially programmed, and, sometimes, while the PLD remains in the end-product system. The programmable and reprogrammable characteristics of PLDs reduce the risk of inventory obsolescence for system designers and distributors. The risk is reduced because systems designers and distributors can stock a large number of standard PLDs that may be programmed for a variety of applications. In addition, system designers may make last minute design changes, reduce time to market and accelerate design cycle time. Compared to standard logic ICs and ASICs, PLDs allow system designers to more quickly design and implement custom logic. On June 15, 1999, we sold Vantis Corporation, our programmable logic subsidiary, and we now function as a foundry and provide administrative services to Vantis.

Product Groups

  In 1999, we participated in all three technology areas within the digital IC market--microprocessors, memory circuits and logic circuits--through our product groups--Computation Products Group (CPG), Memory Group, Communications Group and our programmable logic subsidiary, Vantis Corporation. On June 15, 1999, we sold Vantis to Lattice Semiconductor Corporation.

Computation Products Group

  CPG products ($1.7 billion, or 58 percent, of our 1999 net sales) include microprocessors and core logic products, with the majority of CPG's net sales being derived from Microsoft Windows compatible microprocessors, which are used primarily in PCs.

  In 1999, our most significant microprocessor product was the AMD-K6-2(R) processor with 3DNow!(TM) technology, a sixth-generation microprocessor product and a member of the K86(TM) microprocessor family. The K86 microprocessors are based on superscalar RISC architecture and are designed to be compatible with operating system software such as Windows NT(R), Windows 98 and their predecessor operating systems, Linux, Netware and UNIX. The AMD-K6 microprocessor was designed to be competitive in performance to Intel's sixth-generation microprocessor, the Pentium(R) II, which was designed by Intel specifically for desktop PCs.

  We commenced initial shipments of AMD Athlon(TM) microprocessors in June 1999 and began volume shipments in the second half of 1999. The AMD Athlon processor is an x86-compatible, seventh-generation design featuring:

  . a superpipelined, nine-issue superscalar microarchitecture optimized for high clock frequency;

  .  a fully pipelined, superscalar floating point unit;

  .  high-performance backside L2 cache interface;

  . enhanced 3DNow!(TM) technology with 24 additional instructions designed to improve integer math calculations, data movements for Internet streaming, and digital signal processor (DSP) communications; and

  . a system bus which is a 200 MHz system interface based on the Alpha(TM) EV6 bus protocol with support for scalable multiprocessing.

Sales of AMD Athlon processors are highly dependent in 2000 upon the successful design, manufacture and delivery of processor modules by subcontractors. Overall CPG sales growth in 2000 is dependent upon a successful production ramp to .18 micron process technology and copper interconnect technology, availability of chipsets and motherboards from third party suppliers and expanding market acceptance of AMD Athlon microprocessors.

  Our microprocessor products have in the past significantly impacted, and will continue in 2000 to significantly impact, our overall revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments that we have made and continue to make related to microprocessors, depends upon the success of AMD Athlon, AMD-K6 and future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes.

  Intel has dominated the market for microprocessors used in PCs for many years. Because of its dominant market position, Intel has historically set and controlled x86 microprocessor standards and, thus, dictated the type of product the market requires of Intel's competitors. In addition, Intel may vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors due to its financial strength and dominant position. Given Intel's industry dominance and brand strength, Intel's processor marketing and pricing can impact and have impacted the average selling prices of AMD-K6 and AMD Athlon microprocessors, and consequently, can impact and has impacted our overall margins. As an extension of its dominant microprocessor market share, Intel also dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale.

  As Intel expanded its dominance over the entirety of the PC system platform, many PC original equipment manufacturers (OEMs) reduced their system development expenditures and now purchase microprocessors in conjunction with core logic chipsets or in assembled motherboards from Intel. PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend upon companies other than Intel for the design and manufacture of chipsets, motherboards, basic input/output system
(BIOS) software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share. To compete with Intel in this market in the future, we intend to continue to form closer relationships with third-party designers and manufacturers of chipsets, motherboards, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities, and to offer OEMs licensed system designs incorporating our processors and companion products. We cannot be certain, however, that our efforts will be successful.

  Embedded Processors. Embedded processors are general purpose devices, which consist of an instruction control unit and an arithmetic and logic unit, and are used to carry out a single application with limited user interface and programmability. We also offer a line of C186, C188 and AMD-K6E processors for use as embedded processors in hard disk drives. We offer an expanding range of embedded processors based upon x86 microprocessor technology for both communications as well as handheld computing applications. These embedded processors are derivative of the microprocessors we sell in PCs.

Memory Group

  Memory Group products ($773 million, or 27 percent, of our 1999 net sales) include Flash memory devices and EPROMs.

  Flash Memory Devices. Our Flash memory devices are used in cellular telephones, networking equipment and other applications that require memory to be non-volatile and rewritten. These Flash memory devices may be electrically rewritten. This feature provides greater flexibility and ease of use than EPROMs and other similar integrated circuits that cannot be electrically rewritten. Flash memory devices have a size and cost advantage over EEPROM devices. Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to add and modify frequently called numbers and to allow manufacturers to preprogram firmware and other information. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information. Use of Flash memory devices is proliferating into a variety of other applications, such as set-top boxes and automotive control systems.

  Competition in the market for Flash memory devices is increasing as existing manufacturers introduce competitive products and industry-wide production capacity increases, and as Intel continues to aggressively price its Flash memory products. In 1999, almost all of our Flash memory devices were produced in Aizu-Wakamatsu, Japan through Fujitsu AMD Semiconductor Limited (FASL), our joint venture with Fujitsu Limited.

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

Communications Group

  Communications Group products ($298 million, or 10 percent, of our 1999 net sales) include telecommunication and networking products. In October 1999, we announced our intention to sell certain assets of the Communications Group.

  Telecommunication Products. Our telecommunication products are used primarily in public communications infrastructure systems, customer premise equipment and cordless telephony applications. Specifically, the products are used in infrastructure equipment such as central office switches, digital loop carriers and digital subscriber loop access multiplexers (DSLAMS), and in customer premise equipment such as wireless local loop systems, cable telephony systems, private branch exchange (PBX) equipment and voice over digital subscriber line (DSL) systems. Among our more significant products for the communications market are our line card products. In modern telephone communications systems, voice communications are generally transmitted between the speaker and the central office switch in analog format, but are switched and transmitted over longer distances in digital format. Our subscriber line interface circuits (SLIC) for line cards connect the user's telephone wire to the telephone company's digital switching equipment. Our SLAC(TM) line cards are coder/decoders which convert analog voice signals to a digital format and back. Our DSL products include a coder/decoder device and a modem device for use in DSLAM applications. Our cordless telephony products include a baseband controller for the 900 MHz narrow band digital cordless market.

  Networking Products. Our networking products are used in the data communication and networking industry to establish and manage connectivity.

  The product portfolio encompasses the following local area network (LAN) products:

  .  home networking controllers and physical layer products;

  . Ethernet controllers supporting the enterprise and small business networking areas;

  . Ethernet physical layer and repeater products which are used in enterprise and small business systems solutions; and

  . Ethernet physical layer and switch products which are used in enterprise, small business and telecommunication systems.

Vantis Corporation

  On June 15, 1999, we completed the sale of our programmable logic subsidiary, Vantis Corporation, to Lattice Semiconductor Corporation for approximately $500 million in cash. We now function as a foundry and provide administrative services to Vantis.

  Through June 15, 1999, Vantis products ($87 million, or 3 percent, of our 1999 net sales) included both complex and simple high performance complementary metal oxide semiconductor (CMOS) PLDs. We received service fees of $43 million from Lattice in 1999.

Research and Development; Manufacturing Technology

  Our expenses for research and development were $636 million in 1999, $567 million in 1998 and $468 million in 1997. These expenses represented 22 percent of net sales in 1999, 22 percent of net sales in 1998 and

20 percent of net sales in 1997. Our research and development expenses are charged to operations as they are incurred. Most of our research and development personnel are integrated into the engineering staff.

  Manufacturing technology is the key determinant in the improvement in most semiconductor products. Each new generation of process technology has resulted in products with higher speeds and greater performance produced at lower cost. We continue to make significant infrastructure investments to enable us to continue to achieve high volume, high reliability and low cost production using leading edge process technology.

  Our efforts concerning process technologies are focused in two major areas: logic technology used by our microprocessors and embedded processors, and non-volatile memory technology used by Flash memory products. Our goals are to improve product performance, increase manufacturing volumes and reduce unit costs.

  In order to remain competitive, we must continue to make substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used in the fabrication of our microprocessor products and in the fabrication of Flash memory devices. If we are not successful in our microprocessor and Flash memory businesses, we will be unable to recover such investments, which would have a material adverse effect on our business. In addition, if we are unable to remain competitive with respect to process technology we will be materially and adversely affected.

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

  In each market in which we participate, we face competition from different groups of companies. With respect to microprocessors, Intel holds a dominant market position. With respect to the Memory Group, our principal competitors are Intel, Sharp, Atmel and ST Microelectronics. We also compete to a lesser degree with Fujitsu, our joint venture partner in FASL. With respect to the Communications Group product lines, our principal competitors are Broadcom Corp., ST Microelectronics, Texas Instruments Incorporated, Infineon Corporation, NEC Corporation, LM Ericsson, Alcatel, National Semiconductor Corporation, 3Com Corporation, Intel Corporation, Lucent Technologies Inc., Conexant Systems, Inc. and Motorola, Inc.

Manufacturing Facilities

  Our current IC manufacturing facilities are described in the chart set forth below:

                                                    Production
                                                    Technology    Approximate
                                    Wafer Size          (in        Clean Room
   Facility Location           (Diameter in Inches)  Microns)   (Square Footage)
   -----------------           -------------------- ----------- ----------------
   Austin, Texas
     Fab 25...................           8             0.18         120,000
     Fab 14/15(1).............           6              0.5          42,000
   Aizu-Wakamatsu, Japan
     FASL(2)..................           8             0.35          70,000
     FASL II(2)...............           8          0.25 & 0.35      91,000
   Sunnyvale, California
     SDC......................           8          0.18 & 0.25      42,500

--------
(1) We consolidated our Fab 14 and Fab 15 operations in 1999.
(2) We own 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

  AMD Saxony Manufacturing GmbH, an indirect wholly owned German subsidiary of AMD, has constructed and is installing equipment in Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility located in Dresden, in the State of Saxony, Germany. The building construction of FASL II, a second Flash manufacturing facility, was completed, equipment was installed and production was initiated in 1999. We also have foundry arrangements for the production of our products by third parties.

  Our current assembly and test facilities are described in the chart set forth below:

                                                   Approximate
                                                 Assembly & Test
   Facility Location                             Square Footage     Activity
   -----------------                             --------------- ---------------
   Penang, Malaysia.............................     377,000     Assembly & Test
   Bangkok, Thailand............................      78,000     Assembly & Test
   Singapore....................................     162,000          Test
   Suzhou, China................................      30,250     Assembly & Test

  We began operations in our new assembly and test facility in Suzhou during the first quarter of 1999. Foreign manufacturing and construction of foreign facilities entails political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if we were unable to assemble and test our products abroad, or if air transportation between the United States and our overseas facilities were disrupted, there could be a material adverse effect on our business.

  Certain Material Agreements. Set forth below are descriptions of certain material contractual relationships we have relating to FASL, Dresden Fab 30 and Motorola.

  FASL. In 1993, we formed FASL, a joint venture with Fujitsu, for the development and manufacture of Flash memory devices. FASL operates two advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan, for the production of Flash memory devices. FASL began volume production in the first quarter of 1995, and utilizes eight-inch wafer processing technologies capable of producing products with geometrics of .35 micron or smaller. FASL II began volume production in 1999, and utilizes eight-inch wafer processing technologies.

  We expect FASL II, including equipment, to cost approximately $1 billion (denominated in yen) when fully equipped. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. To the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of December 26, 1999, we had loan guarantees of $2 million (denominated in yen) outstanding with respect to these loans. The planned FASL II costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. As of December 26, 1999, the exchange rate was approximately 103.51 yen to one U.S. dollar (which we used to calculate the amounts denominated in yen).

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

  Dresden Fab 30. AMD Saxony has constructed and is installing equipment in Dresden Fab 30, a 900,000-square-foot submicron integrated circuit manufacturing and design facility located in Dresden, in the State of Saxony, Germany. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be approximately $1.9 billion (denominated in deutsche marks) when the facility is fully equipped. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

  .  equity, subordinated loans and loan guarantees from AMD;

  .  loans from a consortium of banks; and

  . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

  The Dresden Loan Agreements, which were amended in February 1998 to reflect planned upgrades in wafer production technology as well as the decline in the deutsche mark relative to the U.S. dollar, require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $421 million as of December 26, 1999 in the form of subordinated loans and equity in AMD Saxony (denominated in both deutsche marks and U.S. dollars).

  The Dresden Loan Agreements were amended again in June 1999 to remove a requirement that we sell at least $200 million of our stock by June 30, 1999 in order to fund a $70 million loan to AMD Saxony. In lieu of the stock offering, we funded the $70 million loan to AMD Saxony with proceeds from the sale of Vantis.

  In addition to support from AMD, the consortium of banks led by Dresdner Bank AG has made available $850 million in loans (denominated in deutsche marks) to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $270 million of such loans outstanding as of December 26, 1999.

  Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

  . guarantees of 65 percent of AMD Saxony bank debt up to a maximum amount of $850 million;

  .  capital investment grants and allowances totaling $287 million; and

  .  interest subsidies totaling $156 million.

  Of these amounts (which are all denominated in deutsche marks), AMD Saxony has received approximately $275 million in capital investment grants and $23 million in interest subsidies as of December 26, 1999. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of December 26, 1999, we were in compliance with all of the conditions of the grants and subsidies.

  The Dresden Loan Agreements also require that we:

  . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, in which event the funding would be repaid to AMD as AMD Saxony receives the grants or subsidies from the state of Saxony;

  . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;

  . guarantee a portion of AMD Saxony's obligations under the Dresden Loan Agreements up to a maximum of $112 million (denominated in deutsche marks) until Dresden Fab 30 has been completed;

  . fund certain contingent obligations, including obligations to fund project cost overruns, if any; and

  . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $75 million (denominated in deutsche marks) if AMD Saxony does not meet its fixed charge coverage ratio covenant.

  Because the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth herein are subject to change based on applicable conversion rates. At the end of 1999 the exchange rate was approximately 1.94 deutsche marks to one U.S. dollar (which we used to calculate the amounts denominated in deutsche marks). We entered into foreign currency hedging transactions for Dresden Fab 30 in 1997, 1998 and 1999 and anticipate entering into additional such foreign currency hedging transactions in 2000 and in future years.

  Motorola. In 1998, we entered into an alliance with Motorola for the development of Flash memory and logic technology. The alliance includes a seven-year technology development and license agreement, which was amended on January 21, 2000 to include certain additional technology, and a patent cross-license agreement. The agreements provide that we will co-develop with Motorola future generation logic process and embedded Flash technologies. In addition, we will receive certain licenses to Motorola's semiconductor logic process technology, including copper interconnect technology, which may be subject to variable royalty rates. In exchange, we will develop and license to Motorola a Flash module design to be used in Motorola's future embedded Flash products. Motorola will have additional rights, subject to certain conditions, to make stand-alone Flash devices, and to make and sell certain data networking devices. The rights to data networking devices may be subject to variable royalty payment provisions.

Marketing and Sales

  Our products are marketed and sold under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad (primarily Europe and Asia Pacific). We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by our competitors, including those products for which we are an alternate source. One of our OEMs, Compaq Computer Corporation, accounted for approximately 13 percent of our 1999 net sales. No other single distributor or OEM customer accounted for 10 percent or more of our net sales in 1999.

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

Raw Materials

  Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, a few foreign companies principally supply several types of the IC packages purchased by us, as well as by the majority of other companies in the semiconductor industry. Interruption of supply, increased demand in the industry or currency fluctuations could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on our business. To date, we have not experienced significant difficulty in obtaining the raw materials required for our manufacturing operations.

Environmental Regulations

  We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Intellectual Property and Licensing

  We have been granted over 2,500 United States patents, and have several thousand patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions as we deem appropriate.

  In January 1995, we reached an agreement with Intel to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, we signed a five-year, comprehensive cross-license agreement with Intel which expires on December 31, 2000. The agreement provides that after December 20, 1999, the parties will negotiate in good faith a patent cross-license agreement to be effective on January 1, 2001. The existing cross-license agreement gives AMD and Intel the right to use each others' patents and certain copyrights, including copyrights to the x86 instruction sets but excluding other microprocessor microcode copyrights. The cross-license is royalty-bearing for our products that use certain Intel technologies. We are required to pay Intel minimum non-refundable royalties during the years 1997 through 2000.

  In addition, we have entered into numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot give any assurance that we will be able to protect our technology or other intellectual property adequately or that competitors will not be able to develop similar technology independently. We cannot give any assurance that any patent applications that we may file will be issued or that foreign intellectual property laws will protect our intellectual property rights. We cannot give any assurance that any patent licensed by or issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, we cannot give any assurance that others will not independently develop similar products, duplicate our products or design around our patents and other rights.

  From time to time, we have been notified that we may be infringing intellectual property rights of others. If any claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. We could decide, in the alternative, to resort to litigation to challenge these claims. These challenges could be extremely expensive and time-consuming and could materially and adversely affect our business. We cannot give any assurance that all necessary licenses can be obtained on satisfactory terms, or that litigation may always be avoided or favorably concluded.

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

Employees

  On January 30, 2000, we employed approximately 13,387 employees, none of whom are represented by collective bargaining arrangements. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant

  W. J. Sanders III--Mr. Sanders, 63, is Chairman of the Board and Chief Executive Officer of Advanced Micro Devices, Inc. Mr. Sanders co-founded AMD in 1969.

  Benjamin M. Anixter--Mr. Anixter, 62, is Vice President, External Affairs of Advanced Micro Devices, Inc., and has been since 1987. Mr. Anixter became a corporate officer in April of 1999. He has been with AMD since 1971.

  Francis P. Barton--Mr. Barton, 53, is Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. Mr. Barton joined AMD in September 1998. Before joining AMD, he was Chief Financial Officer for Amdahl Corporation, where he worked for two years. Before that, Mr. Barton spent 22 years in various financial management positions at Digital Equipment Corporation, including Vice President, Finance of the Personal Computer division.

  Eugene D. Conner--Mr. Conner, 56, is Executive Vice President, Strategic Relations of Advanced Micro Devices, Inc. From 1997 to 1999, Mr. Conner served as Executive Vice President, Operations and as a Member of the Office of the CEO. Mr. Conner was elected an executive officer in 1981. Mr. Conner joined AMD in 1969.

  Robert R. Herb--Mr. Herb, 38, is Senior Vice President, Chief Sales and Marketing Officer of Advanced Micro Devices, Inc. In 1998, Mr. Herb became an officer of AMD and was promoted to Senior Vice President and Co-Chief Marketing Officer. Before his promotion, Mr. Herb served as the Vice President of Group Strategic Marketing for the Computation Products Group. Before that, he was a director of Marketing for the Personal Computer Products Division.

  Thomas M. McCoy--Mr. McCoy, 49, is Senior Vice President, General Counsel, Secretary and Year 2000 Compliance Officer of Advanced Micro Devices, Inc. He held the office of Vice President, General Counsel and Secretary from 1995 to 1998. Before his appointment as Vice President, General Counsel and Secretary, Mr. McCoy was with the law firm of O'Melveny and Myers where he practiced law, first as an associate and then as a partner, from 1977 to 1995.

  Richard Previte--Mr. Previte, 65, is Vice Chairman of Advanced Micro Devices, Inc. Mr. Previte was President, Co-Chief Operating Officer from October 1998 to April 1999; President from 1990 to October 1998; Executive Vice President and Chief Operating Officer from 1989 to 1999; Chief Financial Officer and Treasurer from 1969 to 1989; and Chief Administrative Officer and Secretary from 1986 to 1989.

  Hector de J. Ruiz--Dr. Ruiz, 54, is President and Chief Operating Officer of Advanced Micro Devices, Inc. Dr. Ruiz joined AMD in January 2000. Before joining AMD, Dr. Ruiz was President of Motorola Inc.'s Semiconductor Products Sector. Dr. Ruiz held various executive positions with Motorola since 1977.

  William T. Siegle--Dr. Siegle, 61, is Senior Vice President, Technology and Manufacturing Operations, Chief Scientist of Advanced Micro Devices, Inc. Dr. Siegle was Group Vice President, Technology Development Group and Chief Scientist from 1997 until 1998. Before his appointment as Group Vice President, Dr. Siegle served as Vice President, Integrated Technology Department and Chief Scientist since 1990.

  Stanley Winvick--Mr. Winvick, 60, is Senior Vice President, Human Resources of Advanced Micro Devices, Inc. Before his appointment as Senior Vice President in 1991, Mr. Winvick served as Vice President, Human Resources since 1980.

  Stephen J. Zelencik--Mr. Zelencik, 65, is Senior Vice President, Market Development of Advanced Micro Devices, Inc. Before his appointment as Senior Vice President, Market Development in 1999, Mr. Zelencik served as Senior Vice President and Co-Chief Marketing Officer. From 1979 until 1998, Mr. Zelencik was Senior Vice President and Chief Marketing Executive.

ITEM 2. PROPERTIES

  Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 4.0 million square feet and are located in Sunnyvale, California; Austin, Texas; and Dresden, Germany. Over 3.1 million square feet of this space is in buildings we own.

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

  We also own or lease facilities containing approximately 1.2 million square feet for our operations in Malaysia, Thailand, Singapore and China. We lease approximately 15 acres of land in Suzhou, China for our assembly and test facility. In 1996, we acquired approximately 103 acres of land in Dresden, Germany for Dresden Fab 30. Dresden Fab 30 is encumbered by a lien securing borrowings of AMD Saxony. Fab 25, our fabrication facility in Austin, Texas, is encumbered by a lien securing our $400 million of 11% Senior Secured Notes due 2003.

  We lease 22 sales offices in North America, 11 sales offices in Asia Pacific, ten sales offices in Europe and one sales office in South America for our direct sales force. These offices are located in cities in major electronics markets where concentrations of our customers are located.

  Leases covering our facilities expire over terms of generally one to 20 years. We currently do not anticipate significant difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

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

  The three sites in Santa Clara County are on the National Priorities List (Superfund). If we fail to satisfy federal compliance requirements or inadequately perform the compliance measures, the government (1) can bring an action to enforce compliance or (2) can undertake the desired response actions itself and later bring an action to recover its costs, and penalties, which is up to three times the costs of clean-up activities, if appropriate. The statute of limitations has been tolled on the claims of landowners adjacent to the Santa Clara County Superfund sites for causes of action such as negligence, nuisance and trespass.

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

  We received a notice dated October 14, 1998 from the Environmental Protection Agency (EPA) indicating that the EPA has determined AMD to be a potentially responsible party that arranged for disposal of hazardous substances at a site located in Santa Barbara County, California. We are currently in settlement discussions with the EPA and believe that any settlement will not have a material adverse effect on our financial condition or results of operations.

  2. Securities Class Action Litigation. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that have been consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc. et al. (Case No. C-99-01102-BZ, N.D. Cal.). The class action complaints allege various violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of AMD-K6-2 and AMD-K6-III microprocessors. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

  3. Other Matters. We are a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock (symbol AMD) is listed on the New York Stock Exchange. The information regarding market price range, dividend information and number of holders of our common stock appearing under the captions "Supplementary Financial Data" and "Financial Summary" on pages 45 and 46 of our 1999 Annual Report to Stockholders is incorporated herein by reference.

  During 1999, we did not make any sales of our equity securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The information regarding selected financial data for the fiscal years 1995 through 1999, under the caption "Financial Summary" on page 46 of our 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 22 of our 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The information appearing under the caption "Quantitative and Qualitative Disclosure about Market Risk" on pages 12 through 14 of our 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements at December 26, 1999 and December 27, 1998 and for each of the three years in the period ended December 26, 1999, and the report of independent auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 26, 1999, appearing on pages 23 through 46 of our 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the captions "Item 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 27, 2000 (2000 Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the captions "Directors' Compensation and Benefits," "Committees and Meetings of the Board of Directors," "Executive Compensation," "Employment Agreements" and "Change in Control Arrangements" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the captions "Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption "Certain Relationships and Related Transactions" in our 2000 Proxy Statement is incorporated herein by reference.

  With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2000 Proxy Statement, our 2000 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graphs" in our 2000 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)

1. Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                               Page References
                                                              -----------------
                                                                   1999 Annual
                                                              Form  Report to
                                                              10-K Stockholders
                                                              ---- ------------
   Report of Ernst & Young LLP, Independent Auditors.........  --       44
   Consolidated Statements of Operations for the three years
    in the period ended December 26, 1999....................  --       23
   Consolidated Balance Sheets at December 26, 1999 and
    December 27, 1998........................................  --       24
   Consolidated Statements of Stockholders' Equity for the
    three years in the period ended December 26, 1999........  --       25
   Consolidated Statements of Cash Flows for the three years
    in the period ended December 26, 1999....................  --       26
   Notes to Consolidated Financial Statements................  --     27-43

2. Financial Statement Schedule

  The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                             Page References
                                                            -----------------
                                                                 1999 Annual
                                                            Form  Report to
                                                            10-K Stockholders
                                                            ---- ------------
   Schedule for the three years in the period ended
    December 26, 1999:
     Schedule II Valuation and Qualifying Accounts......... F-3       --

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

3. Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

   Exhibit
   Number                          Description of Exhibits
   -------                         -----------------------

     2.1 Agreement and Plan of Merger dated October 20, 1995, between AMD and NexGen, Inc., filed as Exhibit 2 to AMD's Quarterly Report for the period ended October 1, 1995, and as amended as Exhibit 2.1 to AMD's Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

     2.2     Amendment No. 2 to the Agreement and Plan of Merger, dated January
             11, 1996, between AMD and NexGen, Inc., filed as Exhibit 2.2 to
             AMD's Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

     2.3 Stock Purchase Agreement dated as of April 21, 1999, by and between Lattice Semiconductor and AMD, filed as Exhibit 2.3 to AMD's Current Report on Form 8-K dated April 26, 1999, is hereby incorporated by reference.

     2.3(a)  First Amendment to Stock Purchase Agreement, dated as of June 7,
             1999, between AMD and Lattice Semiconductor Corporation, filed as
             Exhibit 2.3 (a) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

     2.3(b)  Second Amendment to Stock Purchase Agreement, dated as of June 15,
             1999, between AMD and Lattice Semiconductor Corporation, filed as
             Exhibit 2.3 (b) to AMD's Quarterly Report on From 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

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

     4.2(b) First Supplemental Indenture, dated as of January 13, 1999, between AMD and United States Trust Company of New York, as trustee, filed as Exhibit 4.2(b) to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

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

  **10.23(e) First Amendment to Fujitsu Investment Agreement dated April 28,
             1995, filed as Exhibit 10.23(e) to AMD's Annual Report on Form 10-
             K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

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

    10.24(b) First Amendment to Credit Agreement, dated as of August 7, 1996, among AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndication agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 99.2 to AMD's Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

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

    10.24(h) Seventh Amendment to the Credit Agreement and waiver, dated as of April 8, 1999, among AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank of N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

    10.24(i) Eighth Amendment to Credit Agreement, dated as of June 25, 1999, among AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 10.24 (i) to AMD's Quarterly Report on
             Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

    10.24(j) Ninth Amendment to Credit Agreement, dated as of July 30, 1999, among AMD, Bank of America NT&SA, as administrative agent and lender, ABN AMRO Bank N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender, filed as Exhibit 10.24 (j) to AMD's Quarterly Report on
             Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

  **10.25    Technology Development and License Agreement, dated as of October
             1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

 ***10.25(a) Amendment to the Technology Development and License Agreement,
             entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.

  **10.26    Patent License Agreement, dated as of December 3, 1998, between
             AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD's Annual
             Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

    10.27    Lease Agreement, dated as of December 22, 1998, between AMD and
             Delaware Chip LLC, filed as Exhibit 10.27 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

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

  **10.33    AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD's
             Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

   *10.34 Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

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

  **10.50(a-1) Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner
               Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit
               10.50(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  **10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
               February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner
               Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit
               10.50(a-2) to AMD's Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

    Exhibit
    Number                          Description of Exhibits
    -------                         -----------------------

    10.50(a-3) Supplemental Agreement No. 2 to the Syndicated Loan Agreement as
               of March 11, 1997, dated as of June 29, 1999, among AMD Saxony
               Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank
               Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD's Quarterly
               Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

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

    10.50(f-3) Second Amendment to Sponsors' Support Agreement, dated as of
               June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank
               AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-
               3) to AMD's Quarterly Report on Form 10-Q for the period ended
               June 27, 1999, is hereby incorporated by reference.

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

    10.50(g-3) Second Amendment to Sponsors' Loan Agreement, dated as of June
               25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony
               Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the Company's
               Quarterly Report on Form 10-Q for the period ended June 27,
               1999, is hereby incorporated by reference.

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

  **10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between
               AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-
               2) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 28, 1997, is hereby incorporated by reference.

    10.51      Loan and Security Agreement, dated as of July 13,1999, among
               AMD, AMD International Sales and Service, Ltd. and Bank of
               America NT&SA as agent, filed as Exhibit 10.51 to AMD's
               Quarterly Report on Form 10-Q for the period ended June 27,
               1999, is hereby incorporated by reference.

    10.51(a)   First Amendment to Loan and Security Agreement, dated as of July
               30, 1999, among AMD, AMD International Sales and Service, Ltd.
               and Bank of America NT&SA, as agent, filed as Exhibit 10.51(a) to AMD's Quarterly Report on Form 10-Q for the period ended June
               27, 1999, is hereby incorporated by reference.

   *10.52      Agreement, dated as of June 16, 1999, between AMD and Richard
               Previte, filed as Exhibit 10.52 to AMD's Quarterly Report on
               Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

   Exhibit
   Number                          Description of Exhibits
   -------                         -----------------------

   *10.53 Agreement, dated as of June 23, 1999, between AMD and Gene Conner, filed as Exhibit 10.53 to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

   *10.54    Management Continuity Agreement, between AMD and Robert R. Herb.

   *10.55 Employment Agreement, dated as of January 13, 2000, between AMD and Hector de J. Ruiz.

   *10.56 Form of indemnification agreements with officers and directors of AMD.

    13 Pages 6 through 46 of AMD's 1999 Annual Report to Stockholders, which have been incorporated by reference into Parts II and IV of this annual report.

    21       List of AMD subsidiaries.

    23       Consent of Ernst & Young LLP, Independent Auditors, refer to page
             F-2 herein.

    24       Power of Attorney.

    27       Financial Data Schedule.

--------
  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).
 ** Confidential treatment has been granted as to certain portions of these Exhibits.
*** Confidential treatment has been requested with respect to certain portions of this Exhibit.

  AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.

  (b) Reports on Form 8-K.

  A Current Report on Form 8-K dated October 6, 1999 reporting under Item 5-- Other Events was filed announcing AMD's third quarter earnings.

  A Current Report on Form 8-K dated October 6, 1999 reporting under Item 5-- Other Events was filed announcing the intention of AMD to sell the Communications Group.

  A Current Report on Form 8-K dated November 11, 1999 reporting under Item 5--Other Events was filed announcing expected revenues in the fourth quarter.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced Micro Devices, Inc.

March 16, 2000

                                                   /s/ Francis P. Barton
                                          By: _________________________________
                                                     Francis P. Barton
                                                  Senior Vice President,
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                          Title                 Date
               ---------                          -----                 ----

                   *                    Chairman of the Board      March 16, 2000
 ______________________________________  and Chief Executive
           W. J. Sanders III             Officer (Principal
                                         Executive Officer)

         /s/ Francis P. Barton*         Senior Vice President,     March 16, 2000
 ______________________________________  Chief Financial Officer
           Francis P. Barton             (Principal Financial
                                         Officer)

                   *                    Director                   March 16, 2000
 ______________________________________
             Friedrich Baur

                   *                    Director                   March 16, 2000
 ______________________________________
           Charles M. Blalack

                   *                    Director                   March 16, 2000
 ______________________________________
             R. Gene Brown

                   *                    Director                   March 16, 2000
 ______________________________________
            Robert B. Palmer

                   *                    Director, Vice Chairman    March 16, 2000
 ______________________________________
            Richard Previte

                   *                    Director                   March 16, 2000
 ______________________________________
              Joe L. Roby

                   *                    Director, President and    March 16, 2000
 ______________________________________  Chief Operating Officer
           Hector de J. Ruiz

                   *                    Director                   March 16, 2000
 ______________________________________
           Leonard Silverman

        /s/ Francis P. Barton
*By: ____________________________
  (Francis P. Barton, Attorney-in-
                Fact)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                            ITEM 14(a) (1) and (2)

  The information under the following captions, which is included in AMD's 1999 Annual Report to Stockholders, a copy of which is attached hereto as
Exhibit 13, is incorporated herein by reference:

                                                                Page References
                                                               -----------------
                                                                    1999 Annual
                                                               Form  Report to
                                                               10-K Stockholders
                                                               ---- ------------
Report of Ernst & Young LLP, Independent Auditors............   --       44

Consolidated Statements of Operations for the three years in
 the period ended December 26, 1999..........................   --       23

Consolidated Balance Sheets at December 26, 1999 and December
 27, 1998....................................................   --       24

Consolidated Statements of Stockholders' Equity for the three
 years in the period ended December 26, 1999.................   --       25

Consolidated Statements of Cash Flows for the three years in
 the period ended December 26, 1999..........................   --       26

Notes to Consolidated Financial Statements...................   --     27-43

Schedule for the three years in the period ended December 26, 1999:

  Schedule II Valuation and Qualifying Accounts..............  F-3        --

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, our 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-
K) of Advanced Micro Devices, Inc. of our report dated January 14, 2000 included in the 1999 Annual Report to Stockholders of Advanced Micro Devices, Inc.

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

  We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-16095) pertaining to the Advanced Micro Devices, Inc. 1987 Restricted Stock Award Plan; in the Registration Statement on Form S-8 (Nos. 33-39747, 333-33855 and 333-77495) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan; in the Registration Statements on Form S-8 (Nos. 33-10319, 33-26266, 33-36596 and 33-46578)
pertaining to the Advanced Micro Devices, Inc. 1982 and 1986 Stock Option Plans and the 1980 and 1986 Stock Appreciation Rights Plans; in the Registration Statements on Form S-8 (Nos. 33-46577 and 33-55107) pertaining to the Advanced Micro Devices, Inc. 1992 Stock Incentive Plan; in the Registration Statements on Form S-8 (No. 333-00969) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan and to the 1995 Stock Plan of NexGen, Inc.; in the Registration Statements on Form S-8 (Nos. 333-04797 and 333-57525) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan; in the Registration Statement on Form S-8 (No. 333-68005) pertaining to the Advanced Micro Devices, Inc. 1998 Stock Incentive Plan; in the Registration Statement on Form S-3 (No. 333-47243), as amended, pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.; in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-95888-99) pertaining to the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan; in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-92688-99) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc.; in Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc., the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan; and in Post-Effective Amendment No. 2 on Form S-3 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to common stock issuable to certain warrantholders of our report dated January 14, 2000 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.

                                                          /s/ Ernst & Young LLP

San Jose, California
March 17, 2000

                                                                     SCHEDULE II

                          ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                         Years Ended December 28, 1997,
                    December 27, 1998 and December 26, 1999

                                               Additions
                                                Charged
                                              (Reductions
                                     Balance   Credited)                Balance
                                    Beginning     To                    End of
                                    of Period Operations  Deductions(1) Period
                                    --------- ----------- ------------- -------
Allowance for doubtful accounts:
  Years ended:
    December 28, 1997..............  $ 9,809    $1,500        $ (88)    $11,221
    December 27, 1998..............   11,221     1,498          (56)     12,663
    December 26, 1999..............   12,663     3,543         (828)     15,378

--------
(1) Accounts (written off) recovered, net.

                                                                     AMD-22934-A