Form 10-Q
period 2000-04-02
ADVANCED MICRO DEVICES INC
filed 2000-05-17
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 2, 2000
                                       -------------

                                      OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number      1-7882
                            ------

                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-1692300
-----------------------------------------   ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                      94086
-----------------------------------------               -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

                            Yes   X     No_______
                               -------

The number of shares of $0.01 par value common stock outstanding as of April 14, 2000: 153,192,460

ADVANCED MICRO DEVICES, INC.
----------------------------


INDEX
-----


Part I. Financial Information
        ---------------------
                                                                                                          Page No.
                                                                                                        -------------
         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Operations -
                      Quarters Ended April 2, 2000 and March 28, 1999..........................................     3

                  Condensed Consolidated Balance Sheets -
                  April 2, 2000 and December 26, 1999..........................................................     4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended April 2, 2000 and March 28, 1999..........................................     5

                  Notes to Condensed Consolidated Financial Statements.........................................     6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations....................................................................    12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................    33

Part II. Other Information
         -----------------
         Item 1.  Legal Proceedings............................................................................    33

         Item 6.  Exhibits and Report on Form 8-K..............................................................    33

         Signature.............................................................................................    34

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




                                                                                         Quarter Ended
                                                                 -----------------------------------------------------------
                                                                          April 2,                          March 28,
                                                                             2000                              1999
                                                                 -------------------------          ------------------------

Net sales......................................................                 $1,092,029                         $ 631,593

Expenses:
    Cost of sales..............................................                    605,757                           450,431
    Research and development...................................                    161,297                           159,946
    Marketing, general and administrative......................                    144,306                           127,310
    Restructuring and other special charges....................                          -                            15,016
                                                                 -------------------------          ------------------------
                                                                                   911,360                           752,703
                                                                 -------------------------          ------------------------

Operating income (loss)........................................                    180,669                          (121,110)

Interest income and other, net.................................                     21,128                            10,768
Interest expense...............................................                    (11,479)                          (20,763)
                                                                 -------------------------          ------------------------

Income (loss) before income taxes and equity in joint
 venture.......................................................                    190,318                          (131,105)
Benefit for income taxes.......................................                          -                            (5,473)
                                                                 -------------------------          ------------------------

Income (loss) before equity in joint venture...................                    190,318                          (125,632)
Equity in net loss of joint venture............................                       (969)                           (2,735)
                                                                 -------------------------          ------------------------

Net income (loss)..............................................                 $  189,349                         $(128,367)
                                                                 =========================          ========================

Net income (loss) per common share:
    Basic......................................................                      $1.25                           $(0.88)
                                                                 =========================          ========================
    Diluted....................................................                      $1.15                           $(0.88)
                                                                 =========================          ========================
Shares used in per share calculation:
    Basic......................................................                    150,880                           145,909
                                                                 =========================          ========================
    Diluted....................................................                    171,942                           145,909
                                                                 =========================          ========================

See accompanying notes
----------------------

                          ADVANCED MICRO DEVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS*
                                   (Thousands)


                                                                                                 April 2,       December 26,
                                                                                                   2000             1999
                                                                                               -----------      -----------
Assets
------

Current assets:
     Cash and cash equivalents ...........................................................     $   380,154      $   294,125
     Short-term investments ..............................................................         539,029          302,386
                                                                                               -----------      -----------
         Total cash, cash equivalents and short-term investments .........................         919,183          596,511
     Accounts receivable, net ............................................................         408,148          429,809
     Inventories:
         Raw materials ...................................................................           9,285           10,236
         Work-in-process .................................................................         102,866           97,143
         Finished goods ..................................................................          92,814           90,834
                                                                                               -----------      -----------
             Total inventories ...........................................................         204,965          198,213
     Deferred income taxes ...............................................................          55,956           55,956
     Prepaid expenses and other current assets ...........................................         144,621          129,389
                                                                                               -----------      -----------
         Total current assets ............................................................       1,732,873        1,409,878
Property, plant and equipment, at cost ...................................................       5,003,634        4,938,302
Accumulated depreciation and amortization ................................................      (2,527,745)      (2,415,066)
                                                                                               -----------      -----------
         Property, plant and equipment, net ..............................................       2,475,889        2,523,236
Investment in joint venture ..............................................................         265,871          273,608
Other assets .............................................................................         163,594          170,976
                                                                                               -----------      -----------
                                                                                               $ 4,638,227      $ 4,377,698
                                                                                               ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Notes payable to bank ...............................................................     $     3,769      $      --
     Accounts payable ....................................................................         317,302          387,193
     Accrued compensation and benefits ...................................................         131,414           91,900
     Accrued liabilities .................................................................         266,324          273,689
     Income tax payable ..................................................................          14,396           17,327
     Deferred income on shipments to distributors ........................................         108,666           92,917
     Current portion of long-term debt, capital lease obligations and other ..............          68,209           47,626
                                                                                               -----------      -----------
         Total current liabilities .......................................................         910,080          910,652

Deferred income taxes ....................................................................          59,976           60,491
Long-term debt, capital lease obligations and other, less current portion ................       1,469,799        1,427,282

Commitments and contingencies

Stockholders' equity:
     Common stock, par value .............................................................           1,543            1,496
     Capital in excess of par value ......................................................       1,174,518        1,121,956
     Retained earnings ...................................................................       1,062,584          873,235
     Accumulated other comprehensive loss ................................................         (40,273)         (17,414)
                                                                                               -----------      -----------
         Total stockholders' equity ......................................................       2,198,372        1,979,273
                                                                                               -----------      -----------
                                                                                               $ 4,638,227      $ 4,377,698
                                                                                               ===========      ===========


     * Amounts as of April 2, 2000 are unaudited. Amounts as of December 26, 1999 were derived from the December 26, 1999 audited financial statements.

     See accompanying notes
     ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)



                                                                                              Quarter Ended
                                                                                     ---------------------------------
                                                                                       April 2,            March 28,
                                                                                         2000                1999
                                                                                     -----------          ------------
Cash flows from operating activities:
    Net income (loss).............................................................   $ 189,349            $(128,367)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization.............................................     127,892              127,487
        Restructuring and other special charges...................................           -               15,016
        Deferred foreign grant and subsidy income.................................     (11,711)             (12,989)
        Net increase in net deferred income tax assets............................        (515)              (7,344)
        Net gain realized on sale of available-for-sale securities................           -               (4,250)
        Net (gain) loss on disposal of property, plant and equipment..............      (3,035)               3,179
        Undistributed loss of joint venture.......................................         969                2,735
        Compensation recognized under employee stock plans........................       1,053               (1,102)
        Deferred gain on sale of building.........................................        (420)                (384)
        Changes in operating assets and liabilities:
           Net decrease in receivables, inventories,
               prepaid expenses and other assets..................................       9,803               24,008
           Decrease in income tax payable.........................................      (2,931)                (416)
           Customer deposit under long-term purchase agreement....................     100,000                    -
           Net increase (decrease) in payables and accrued liabilities............     (23,691)               4,298
                                                                                     ---------            ---------

Net cash provided by operating activities.........................................     386,763               21,871
                                                                                     ---------            ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment.....................................    (129,027)            (199,793)
    Proceeds from sale of property, plant and equipment...........................       9,049                2,786
    Purchase of available-for-sale securities.....................................    (729,799)            (496,774)
    Proceeds from sale of available-for-sale securities...........................     495,666              511,390
                                                                                     ---------            ---------

Net cash used in investing activities.............................................    (354,111)            (182,391)
                                                                                     ---------            ---------

Cash flows from financing activities:
    Proceeds from borrowings......................................................       3,598                5,835
    Payments on debt and capital lease obligations................................      (4,246)             (43,229)
    Proceeds from issuance of stock...............................................      51,557               10,253
                                                                                     ---------            ---------

Net cash (used in) provided by financing activities...............................      50,909              (27,141)
                                                                                     ---------            ---------

Effect of exchange rate changes on cash and cash equivalents......................       2,468              (10,672)
                                                                                     ---------            ---------

Net increase (decrease) in cash and cash equivalents..............................      86,029             (198,333)
Cash and cash equivalents at beginning of period..................................     294,125              361,908
                                                                                     ---------            ---------

Cash and cash equivalents at end of period........................................   $ 380,154            $ 163,575
                                                                                     =========            =========

Supplemental  disclosures of cash flow  information:

    Cash paid during the first three months for:
      Interest....................................................................   $  25,507            $  34,893
                                                                                     =========            =========
      Income Taxes................................................................   $   3,215            $     314
                                                                                     =========            =========


See accompanying notes
----------------------

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

   The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended April 2, 2000 and March 28, 1999 included 14 and 13 weeks, respectively.

2. Available-For-Sale Securities

   The following is a summary of available-for-sale securities:

                                                                April 2,
                                                                  2000
                                                                --------
   (Thousands)
   Cash equivalents:
    Money market funds                                          $ 91,983
    Commercial paper                                             198,152
    Federal agency note                                            9,861
                                                                --------
     Total cash equivalents                                     $299,996
                                                                ========

   Short-term investments:
    Federal agency notes                                          37,976
    Money market auction rate preferred stocks                   158,798
    Certificates of deposit                                        9,989
    Corporate notes                                               56,956
    Commercial paper                                             275,310
                                                                --------
     Total short-term investments                               $539,029
                                                                ========

   Long-term investments:
    Equity investments                                          $ 23,401
    Commercial paper                                               9,999
    Treasury notes                                                 1,907
                                                                --------
     Total long-term investments (included in other assets)     $ 35,307
                                                                ========

3. Net Income (Loss) per Common Share

   Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, restricted stock and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                                                     Quarter Ended
                                                                                  -------------------------------------------------
(Thousands except per share data)                                                      April 2, 2000            March 28, 1999
                                                                                  -----------------------  ------------------------
Numerator:
  Numerator for basic net income (loss) per common share.....................                    $189,349                $(128,367)
  Effect of adding back interest expense associated with
    convertible debentures...................................................                       7,763                         -
                                                                                  -----------------------  ------------------------
  Numerator for diluted net income (loss) per common share...................                    $197,112                $(128,367)

Denominator:
  Denominator for basic net income (loss)
    per common share - weighted-average shares...............................                     150,880                   145,909
  Effect of dilutive securities:
    Employee stock options...................................................                       7,079                         -
    Restricted stock.........................................................                           1                         -
    Convertible debentures...................................................                      13,982                         -
                                                                                  -----------------------  ------------------------
  Dilutive potential common shares...........................................                      21,062
                                                                                  -----------------------  ------------------------
  Denominator for diluted net income (loss) per
    common share - adjusted weighted-average shares..........................                     171,942                   145,909
                                                                                  =======================  ========================
Basic net income (loss) per common share.....................................                    $   1.25                $   (0.88)
                                                                                  =======================  ========================
Diluted net income (loss) per common share...................................                    $   1.15                $   (0.88)
                                                                                  =======================  ========================



4. Investment in Joint Venture

   In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At April 2, 2000, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase in the investment in FASL of $520,000. The following are the significant FASL related-party transactions and balances:

                                        Quarter Ended
                                -----------------------------
                                   April 2,      March 28,
   (Thousands)                       2000          1999
                                ------------   --------------
   Royalty income.............   $   6,542      $   4,603
   Purchases..................      76,238         57,158


                                   April 2,      December 26,
   (Thousands)                       2000          1999
                                ------------   --------------
   Royalty receivable.........   $  12,402      $   6,601
   Accounts payable...........      43,614         35,701

  The following is condensed unaudited financial data of FASL:

                                        Quarter Ended
                                -----------------------------
                                   April 2,      March 28,
   (Thousands)                       2000          1999
                                ------------   --------------
   Net sales..................   $ 145,442      $  97,272
   Gross profit (loss)........         813         (6,166)
   Operating loss.............        (129)        (6,867)
   Net loss...................        (247)        (4,154)



   The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the related party relationships between FASL and the Company which are reflected on the Company's condensed consolidated statements of operations.

5. Segment Reporting

   AMD operates in three reportable segments: the Core Products segment, the Communications segment and the Other segment.

   AMD revised its segments in the first quarter of fiscal 2000 to reflect the sale of its former Vantis subsidiary and a change in senior management. Prior period amounts have been restated.

   The Core Products segment includes microprocessors, core logic products, Flash memory devices and EPROM devices. The Communications segment includes telecommunication and networking products. The Other segment includes results of the company's former PLD subsidiary, Vantis Corporation. It also includes service fees provided to Vantis subsequent to its sale.

                                                                                             Quarter Ended
                                                                                     ------------------------------
(Thousands)                                                                           April 2,            March 28,
Net sales:                                                                              2000                1999
                                                                                     ----------           ---------
   Core Products segment
   External customers.......................................................         $  971,006           $ 521,097
   Intersegment sales.......................................................                  -              17,176
                                                                                     ----------           ---------
                                                                                        971,006             538,273
   Communications segment external customers................................            101,159              63,339
   Other segment external customers.........................................             19,864              47,157
   Elimination of intersegment sales........................................                  -             (17,176)
                                                                                     ----------           ---------
                   Total net sales..........................................         $1,092,029           $ 631,593
                                                                                     ==========           =========

Segment operating income (loss):
   Core Products segment....................................................         $  154,573           $(127,086)
   Communications segment...................................................             20,862                (392)
   Other Segment............................................................              5,234               6,368
                                                                                     ----------           ---------
                   Total operating income (loss)............................            180,669            (121,110)
   Interest income and other, net...........................................             21,128              10,768
   Interest expense.........................................................            (11,479)            (20,763)
   Benefit for income taxes.................................................                  -               5,473
   Equity in net loss of FASL...............................................               (969)             (2,735)
                                                                                     ----------           ---------
                   Net income (loss)........................................         $  189,349           $(128,367)
                                                                                     ==========           =========

6. Comprehensive Income (Loss)

   Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

   The following are the components of comprehensive income (loss):

                                                       Quarter Ended
                                                  --------------------------
                                                  April 2,         March 28,
(Thousands)                                         2000              1999
                                                  --------         ---------
Net income (loss)...............................  $189,349         $(128,367)

Foreign currency translation adjustments........   (25,369)          (10,311)
Unrealized gains on securities, net of
 tax:
   Unrealized gains on investments arising
       during the period........................     2,510             1,625
   Less: Reclassification adjustment for
       gains included in earnings...............         -            (3,453)
                                                  --------         ---------
Other comprehensive loss........................   (22,859)          (12,139)
                                                  --------         ---------
Comprehensive income (loss).....................  $166,490         $(140,506)
                                                  ========         =========

   The components of accumulated other comprehensive loss are as follows:

                                                    April 2,     December 26,
   (Thousands)                                       2000           1999
                                                  ------------  --------------
   Unrealized gain on investments, net of tax...   $   16,788      $   14,278
   Cumulative translation adjustments...........      (57,061)        (31,692)
                                                  ------------  --------------
                                                   $  (40,273)     $  (17,414)
                                                  ============  ==============


7. Restructuring and Other Special Charges

   Restructuring and other special charges were zero in the first quarter of 2000 and $38 million during the year ended December 26, 1999. These charges were the result of the Company's efforts to better align its cost structure with expected revenue growth rates.

   The charges against accruals of restructuring and other special charges through the quarter ended April 2, 2000 are as follows:

                                    Severance
                                       and                                             Equipment        Discontinued
                                    Employee                                           Disposal            System
(Thousands)                         Benefits        Facilities        Equipment          Costs            Projects          Total
                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Q1 99 charges...................        $   779            $   -         $  8,148          $     -             $ 6,089     $ 15,016
Non-cash charges................              -                -           (8,148)               -              (6,089)     (14,237)

                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Accruals at March 28, 1999......            779                -                -                -                   -          779
Q2 99 charges...................          2,245              968           10,801            3,500                   -       17,514
Cash charges....................         (1,360)               -                -                -                   -       (1,360)

Non-cash charges................              -                -          (10,801)               -                   -      (10,801)

                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Accruals at June 27, 1999.......          1,664              968                -            3,500                   -        6,132
Cash charges....................         (1,664)             (35)               -           (1,067)                  -       (2,766)

                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Accruals at September 26, 1999..              -              933                -            2,433                   -        3,366
Q4 99 charges...................              -                -            4,820              880                   -        5,700
Cash charges....................              -              (21)               -             (870)                  -         (891)

Non-cash charges................              -                -           (4,820)               -                   -       (4,820)

                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Accruals at December 26, 1999...              -              912                -            2,443                   -        3,355
Cash charges....................              -             (307)               -             (106)                  -         (413)

                                 ---------------  ---------------  ---------------  ---------------  ------------------  -----------

Accruals at April 2, 2000.......        $     -            $ 605         $      -          $ 2,337             $     -     $  2,942
                                 ===============  ===============  ===============  ===============  ==================  ===========



   The Company anticipates that the remaining accruals for sales office facilities will be utilized over the period through lease termination in the second quarter of 2002. The remaining accruals for the disposal costs for equipment that has been taken out of service will be fully discharged by the end of the second quarter of 2000.

8. Contingencies

   Ellis Investment Co., Ltd., et al v. AMD, et al. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that have been consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc., et al. Following appointment of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al The class action complaints allege various violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6-2 and AMD-K6-III microprocessors. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements


The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to increase customer and market acceptance of AMD Athlon microprocessors; our ability to maintain average selling prices for AMD Athlon microprocessors; the effect of foreign currency hedging transactions; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); our ability to ramp production in Dresden Fab 30; and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes as of April 2, 2000, December 26, 1999, and December 27, 1998, and for the quarter ended April 2, 2000 and each of the three years in the period ended December 26, 1999.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, K86, AMD-K6, AMD-K6-2, AMD-K6-III, AMD Athlon and 3DNow! are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Pentium and Celeron are either registered trademarks or trademarks of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS


We participate in all three technology areas within the digital integrated circuit market - memory circuits, logic circuits and microprocessors - through our Core Products segment, our Communications segment, and our Other segment. The Core Products segment includes microprocessors, core logic products, embedded processors, Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products and networking products. Vantis products consisted of complex and simple high-performance complementary metal oxide semiconductor programmable logic devices.

On June 15, 1999, we completed the sale of Vantis to Lattice Semiconductor Corporation. As part of the sale of Vantis, we negotiated various service contracts with Lattice to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis.

In October 1999, we announced our intention to sell certain assets of our Communications Group. In March 2000, we announced that we will retain the portion of our Communications Group that produces networking products, but we still intend to sell certain assets of the portion that produces telecommunication products. We expect to reach an agreement on the sale by the end of the second quarter of 2000.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarter ended April 2, 2000 included 14 weeks, and the quarters ended December 26, 1999 and March 28, 1999 included 13 weeks.

The following is a summary of our net sales by segment for the periods presented below:

                                                     Quarter Ended
                                                     --------------
                                            April 2,     December 26,        March 28,
(Millions)                                     2000            1999              1999
                                        -----------    -------------      ------------
Core Products segment:
     CPG..............................       $  644           $ 577             $ 395
     Memory Group.....................          327             275             $ 126
Communications segment:
     Communications Group.............          101              94                64
Other segment:
     Lattice service fees.............           20              23                 -
     Vantis...........................            -               -                47
                                        -----------    -------------      ------------
                                             $1,092           $ 969             $ 632

Net Sales Comparison of Quarters Ended April 2, 2000 and December 26, 1999

Net sales of $1,092 million for the first quarter of 2000 increased by 13 percent over net sales of $969 million for the fourth quarter of 1999.

CPG net sales of $644 million increased 12 percent in the first quarter of 2000 compared to the fourth quarter of 1999 primarily due to higher net sales of AMD AthlonTM microprocessors. This increase was partially offset by lower net sales of AMD-K6(R) microprocessors. Overall CPG sales growth in 2000 is dependent upon a successful production ramp in Dresden Fab 30, availability of chipsets and motherboards from third-party suppliers and continued market acceptance of AMD Athlon microprocessors, as to which we cannot give any assurance.

Memory Group net sales of $327 million increased 19 percent in the first quarter of 2000 compared to the fourth quarter of 1999 as a result of continued strong demand for Flash memory devices which was slightly offset by a decrease in net sales of EPROMs. Although demand for Flash memory devices has remained strong, achieving further growth in net sales of Flash memory devices will depend upon our ability to execute our plans to increase our Flash memory manufacturing capacity, as to which we cannot give any assurance.

Communications Group net sales of $101 million increased seven percent in the first quarter of 2000 compared to the fourth quarter of 1999 primarily due to increased net sales of telecommunications line-card circuits and devices for physical-layer Ethernet solutions. We intend to reach an agreement on the sale of certain assets of the portion of the Communications Group that produces telecommunication products by the end of the second quarter of 2000.

We received service fees of $20 million from Lattice in the first quarter of 2000 compared to $23 million in the fourth quarter of 1999.

Net Sales Comparison of Quarters Ended April 2, 2000 and March 28, 1999

Net sales of $1,092 million for the first quarter of 2000 increased by 73 percent compared to net sales of $632 million for the first quarter of 1999. Excluding net sales from the Other segment, net sales for the first quarter of 2000 increased 83 percent compared to the first quarter of 1999.

CPG net sales of $644 million increased 63 percent in the first quarter of 2000 compared to the same quarter of 1999 primarily due to increased net sales of AMD Athlon microprocessors, which were introduced at the end of the second quarter of 1999. This increase was partially offset by decreased net sales of AMD-K6 microprocessors. Although unit sales of AMD-K6 microprocessors increased, net sales decreased due to declines in average selling prices which were caused by aggressive Intel pricing, including marketing rebates and product bundling of microprocessors, motherboards, chipsets and combinations thereof. Overall CPG sales growth in 2000 is dependent upon a successful production ramp in Dresden Fab 30, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of AMD Athlon microprocessors, as to which we cannot give any assurance.

Memory Group net sales of $327 million increased by 159 percent in the first quarter of 2000 compared to the first quarter of 1999 as a result of strong growth in demand for Flash memory devices. This increase was slightly offset by lower net sales of EPROMs. Although demand for Flash memory devices has remained strong, achieving further growth in net sales of Flash memory devices will depend upon our ability to execute our plans to increase our Flash memory manufacturing capacity, as to which we cannot give any assurance.

Communications Group net sales of $101 million increased 58 percent in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increased net sales of telecommunications line-card circuits and devices for physical-layer Ethernet solutions. We intend to reach an agreement on the sale of certain assets of the portion of the Communications Group that produces telecommunication products by the end of the second quarter of 2000.

We received service fees of $20 million from Lattice in the first quarter of 2000. Net sales from our former Vantis subsidiary in the first quarter of 1999 were $47 million. Due to the sale of Vantis on June 15, 1999, there were no sales from Vantis in the first quarter of 2000.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                                          Quarter Ended
                                                                      --------------------
                                                      April 2,           December 26,             March 28,
(Millions except for gross margin percentage)            2000                  1999                  1999
                                                   -----------         -------------           -----------
Cost of sales...................................        $ 606                 $ 581                 $ 450
Gross margin percentage.........................           45 %                  40 %                  29 %
Research and development........................        $ 161                 $ 151                 $ 160
Marketing, general and administrative...........          144                   159                   127
Restructuring and other special charges.........            -                     6                    15
Interest income and other, net..................           21                     7                    11
Interest expense................................           11                    12                    21


We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities required for microprocessors. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. Gross margin percentage growth depends on continually increasing sales because fixed costs continue to rise due to the ongoing capital investments required to expand production capacity and capability.

Gross margin percentage of 45 percent in the first quarter of 2000 increased from 40 percent in the fourth quarter of 1999 and 29 percent in the first quarter of 1999 due to higher net sales of microprocessors and Flash memory devices, which more than offset the increases in fixed costs. Fixed costs will continue to increase as we continue to facilitize Fab 25, our integrated circuit manufacturing facility in Austin, Texas, for 0.18-micron process technology capacity. As described in the paragraph immediately below, Dresden Fab 30 will also contribute to a significant increase in cost of sales when it begins producing units for sale, which we anticipate to be by the end of the second quarter of 2000. Accordingly, absent significant increases in sales, we will experience pressure on our gross margin percentage.

Research and development expenses of $161 million in the first quarter of 2000 increased seven percent compared to the immediate-prior quarter primarily due to increases in spending for facilitization and pre-production process development in Dresden Fab 30. Research and development expenses in the first quarter of 2000 were flat compared to the same quarter in 1999. This was a result of increased expenses for facilitization and pre-production process development in Dresden Fab 30 and research and development activities for the AMD Athlon microprocessor, which were offset by savings from the absence of Vantis expenses in the first quarter of 2000, savings in our Submicron Development Center (SDC) as a result of restructuring activities in 1999 and a decrease in expenses related to the technology development alliance we have with Motorola.

Included in research and development are the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab
30. These credits of approximately $11 million per quarter (denominated in deutsche marks) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007. Beginning at the end of the second quarter of 2000, we expect Dresden Fab 30 to begin producing units for sale. At that time, a significant portion of Dresden Fab 30 expenses, including the deferred credits referred to above, will shift from research and development expense to cost of sales.

Marketing, general and administrative expenses of $144 million in the first quarter of 2000 decreased nine percent compared to the fourth quarter of 1999 as a result of reduced advertising and marketing expenses related to our microprocessors. This decrease was partially offset by higher expenses associated with employee bonuses. Marketing, general and administrative expenses in the first quarter of 2000 increased 13 percent compared to the first quarter of 1999 due to increased advertising and marketing for the AMD Athlon microprocessor, which was partially offset by savings related to the absence of Vantis expenses in the first quarter of 2000.

In the first quarter of 1999, we initiated a review of our cost structure.
Based upon this review, we recorded restructuring and other special charges of $38 million during 1999, $15 million of which was recorded in the first quarter of 1999 and $6 million of which was recorded in the fourth quarter of 1999, as a result of certain of our actions to better align our cost structure with expected revenue growth rates.

The $38 million in restructuring and other special charges consisted of the following:

 . $25 million for the closure of a submicron development laboratory facility in the SDC, the write-off of certain equipment in the SDC and the write-off of equipment taken out of service in Fab 25 related to the 0.35-micron wafer fabrication process;
 .  $6 million for the write-off of capitalized costs related to discontinued
   system projects;
 .  $3 million for the disposal of equipment taken out of service in the SDC;
 . $3 million for severance and employee benefits for 178 terminated employees in the Information Technology department, the SDC and certain sales offices; and
 .  $1 million for costs of leases for vacated and unused sales offices.

As of April 2, 2000, the total cash outlay for restructuring and other special charges was approximately $5 million. We anticipate that accruals of $600,000 for sales office facilities will be utilized over the period through lease terminations in the second quarter of 2002. Accruals of $2 million for the disconnection and removal costs for equipment that has been taken out of service will be fully discharged by the end of the second quarter of 2000. The payments of the accruals are expected to be funded by cash from operations.

The remaining $30 million of restructuring and other special charges consisted of non-cash charges primarily for asset write-offs. As a result of the restructuring and other special charges, we expect that depreciation otherwise incurred will be reduced by $30 million over the next five years.

Interest income and other, net of $21 million in the first quarter of 2000 increased 200 percent compared to the fourth quarter of 1999 and 91 percent compared to the same quarter of 1999 primarily due to gains of $9 million on the sale of real property as well as higher average cash balances. Interest expense of $11 million in the first quarter of 2000 was relatively flat compared to the immediate-prior quarter. Interest expense in the first quarter of 2000 decreased 48 percent as compared to the same quarter in 1999 primarily due to lower average debt balances resulting from of our repayment in July 1999 of the outstanding principal balance on our $250 million four-year secured term loan.

Income Tax

The Company recorded no income tax provision in the first quarter of 2000 and a
$5 million income tax benefit in the first quarter of 1999.   No income tax
provision was recorded for pre-tax income in the current quarter due to the utilization of net operating loss carryforwards.

We had net deferred tax liabilities of $4 million as of April 2, 2000 representing certain foreign deferred taxes.

Other Items

International sales as a percent of net sales were 59 percent in the first quarter of 2000 compared to 63 percent in the fourth quarter of 1999 and 58 percent in the first quarter of 1999. During the first quarter of 2000, approximately six percent of our net sales were denominated in foreign currencies. We do not have sales denominated in local currencies in countries that have highly inflationary economies, as defined by generally accepted accounting principles. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                                         Quarter Ended
                                                       -----------------
                                              April 2,        December 26,         March 28,
(Millions)                                       2000               1999              1999
                                          ------------      -------------       ------------
Core Products segment..................         $ 155              $  52             $(127)
Communications segment.................            21                 17                 -
Other segment..........................             5                  3                 6
                                          ------------      -------------       ------------
   Total...............................         $ 181              $  72             $(121)
                                          ============      =============       ============


The Core Products segment incurred a significant increase in operating income in the first quarter of 2000 compared to the fourth quarter of 1999 due to an increase in net sales of AMD Athlon microprocessors and Flash memory devices on relatively fixed costs. The Core Products segment had operating income of $155 million in the first quarter of 2000 compared to a loss of $127 million in the same quarter in 1999 mainly due to higher net sales in 2000 and restructuring expenses in the first quarter of 1999 only.


--------------------------------------------------------------------------------
FINANCIAL CONDITION

Cash and cash equivalents in the first quarter of 2000 increased by $86 million from the fourth quarter of 1999 and by $217 million from the first quarter of 1999.

Operating activities provided $387 million in the first quarter of 2000 compared to $22 million in the same period of 1999. Net operating cash flows in the first quarter of 2000 increased $365 million over the same period in 1999 primarily due to an increase in net income of $318 million and an increase in the net change in operating assets and liabilities of $47 million. The increase in net changes in operating assets and liabilities consisted of a decrease in restructuring charges, a large increase in customer deposit under long-term purchase agreement, a decrease in payables and accrued liabilities as well as a decrease in receivables, inventories, prepaid expenses and other assets in the first quarter of 2000.

Net investing activities consumed a net $354 million during the first quarter of 2000 compared to $182 million during the first quarter of 1999. The increase in cash used for investing activities of $172 million was primarily due to an increase in the purchases of available-for-sale securities of $233 million which was partially offset by a decrease in the purchases of properties, plant and equipment of $71 million. During the current quarter, we incurred approximately $129 million in capital expenditures for the continued facilitization of Dresden Fab 30 and Fab 25. This is compared to capital expenditures of approximately $200 million in the same period of 1999.

Financing activities generated $51 million during the first quarter of 2000 primarily as a result of the exercise of stock options. Financing activities consumed $27 million in the same period of 1999 due to payment of $43 million in debt which was offset by $6 million from the proceeds from borrowings and $10 million from issuance of stock.

Under our Loan and Security Agreement (the Loan Agreement), which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of April 2, 2000, no funds were drawn under the Loan Agreement, and we had available unsecured, uncommitted bank lines of credit in the amount of $71 million, of which $3.8 million was outstanding.

We plan to make capital investments aggregating $800 million during 2000. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed and is installing equipment in Dresden Fab 30. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 to be $2.2 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab
30.  The funding consists of:

 .  equity, subordinated loans and loan guarantees from AMD;
 . loans from a consortium of banks; and . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $430 million to date in the form of subordinated loans to and equity in AMD Saxony. In addition to support from AMD, the consortium of banks referred to above has made available $814 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $259 million of such loans outstanding as of April 2, 2000.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

 .  guarantees of 65 percent of AMD Saxony bank debt up to a maximum amount of
   $814 million;
 . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $150 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $22 million in interest subsidies as of April 2, 2000. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of April 2, 2000, we were in compliance with all of the conditions of the grants and subsidies.

The Dresden Loan Agreements also require that we:

 . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;
 .  fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;
 .  guarantee a portion of AMD Saxony's obligations under the Dresden Loan
   Agreements up to a maximum of $107 million until Dresden Fab 30 has been completed;
 .  fund certain contingent obligations including obligations to fund project cost overruns, if any; and
 . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $72 million if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the first quarter of 2000, which was approximately 2.03 deutsche marks to 1 U.S. dollar, to value the amounts denominated in deutsche marks.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Holding, the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

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

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $10 million and is not cured by us, would result in a cross-default under the Dresden Loan Agreements, the Indenture and the Loan Agreement. Under certain circumstances, cross-defaults result under the Convertible Subordinated Notes, the Indenture and the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreements, the

Indenture and the Loan Agreement, which would permit acceleration of certain indebtedness, which would have a material adverse effect on us. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1 billion when fully equipped. As of April 2, 2000, approximately $439 million (denominated in yen) of this cost had been funded. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and local borrowings by FASL.

FASL capital expenditures in 2000 will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of April 2, 2000, we had no loan guarantees outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the first quarter of 2000, the exchange rate was approximately 106.14 yen to 1 U.S. dollar, which we used to calculate the amounts denominated in yen.

We believe that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments for the next 12 months.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Microprocessor Products

Future Dependence on the AMD Athlon Microprocessor. We will need to successfully market the AMD Athlon microprocessor, our seventh-generation Microsoft Windows compatible microprocessor, in order to increase our microprocessor product revenues in 2000 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We commenced initial shipments of AMD Athlon microprocessors in June 1999 and began volume shipments in the second half of 1999. Our production and sales plans for AMD Athlon microprocessors are subject to numerous risks and uncertainties, including:

 .  our ability to produce AMD Athlon microprocessors in the volume and with the feature set required by customers on a timely basis;
 .  our ability to design, manufacture and deliver processor modules through subcontractors;
 .  the availability and acceptance of motherboards and chipsets designed for AMD
   Athlon microprocessors;
 .  market acceptance of AMD Athlon microprocessors;

 . our ability to maintain average selling prices of AMD Athlon microprocessors despite aggressive Intel pricing, including market rebates and product bundling of microprocessors, motherboards, chipsets and combinations thereof;
 .  the successful development and installation of 0.18-micron process technology and copper interconnect technology;
 .  our ability to ramp production in Dresden Fab 30;
 . the pace at which we are able to transition production in Fab 25 from 0.25- to 0.18-micron process technology and to ramp production in Dresden Fab 30 on 0.18-micron copper interconnect process technology;
 . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of the AMD Athlon microprocessor, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;
 .  our ability to expand our chipset and system design capabilities;
 .  our ability to successfully offer new higher performance versions of the AMD
   Athlon microprocessor; and
 .  the availability to our customers of cost and performance competitive Static
   Random Access Memories (SRAMs) (including Tag chips) if Intel controls the market for SRAM production capacity through its relationships with SRAM manufacturers.

If we fail to achieve market acceptance of AMD Athlon microprocessors, if our subcontractors are unable to provide the processor modules we require or if chipsets and motherboards which are compatible with AMD Athlon microprocessors are not made available, our business will be materially and adversely affected.

Investment in and Dependence on K86(TM) AMD Microprocessor Products. Our microprocessor product revenues have significantly impacted, and will continue in 2000 and 2001 to significantly impact, our overall revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. These capital expenditures will be a substantial drain on our cash flow and cash balances.

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon success of the AMD Athlon microprocessor, which is our seventh-generation Microsoft Windows compatible microprocessor, the AMD-K6 microprocessors with 3DNow! technology and future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds. In the past, we have experienced significant difficulty in achieving microprocessor yield and volume plans. Such difficulties have in the past, and may in the future, adversely affect our results of operations and liquidity. If we fail to offer higher performance microprocessors in significant volume on a timely basis in the future, our business could be materially and adversely affected. We may not achieve the production ramp necessary to meet our customers' volume requirements for higher performance AMD Athlon and

AMD-K6 microprocessors. It is also possible that we may not increase our microprocessor revenues enough to achieve sustained profitability.

To sell the volume of AMD Athlon and AMD-K6 microprocessors we currently plan to make in 2000 and 2001, we must increase sales to existing customers and develop new customers in both consumer and commercial markets. If we lose any current top tier OEM customer, or if we fail to attract additional customers through direct sales and through our distributors, we may not be able to sell the volume of units planned. This result could have a material adverse effect on our business.

Our production and sales plans for AMD Athlon and AMD-K6 microprocessors are subject to other risks and uncertainties, including:

 . market acceptance of AMD Athlon microprocessors, including the timely availability of processor modules as well as motherboards and chipsets designed for these processors;
 .  whether we can successfully fabricate higher performance AMD Athlon and AMD-
   K6 microprocessors in planned volume and speed mixes;
 .  the effects of Intel's new product introductions, marketing strategies and pricing;
 .  the continued market acceptance for AMD-K6 microprocessors and systems based on them;
 . whether we will have the financial and other resources necessary to continue to invest in the microprocessor products, including leading-edge wafer fabrication equipment and advanced process technologies;
 .  the possibility that our newly introduced products may be defective;
 .  adverse market conditions in the personal computer (PC) market and consequent diminished demand for our microprocessors; and . unexpected interruptions in our manufacturing operations.

Because Intel has dominated the microprocessor market for many years and has brand strength, we have in the past priced AMD-K6 microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's processor marketing and pricing can impact and have impacted the average selling prices of the AMD-K6 and AMD Athlon microprocessors, and consequently can impact and have impacted our overall margins. Our business could be materially and adversely affected if we are unable to:

 .  achieve the product performance improvements necessary to meet customer needs;
 .  continue to achieve market acceptance of our AMD-K6 and AMD Athlon microprocessors and increase market share;
 . maintain revenues of AMD-K6 microprocessors; and . successfully ramp production and sales of AMD Athlon microprocessors.

See also the discussions below regarding Intel Dominance and Process Technology.

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for many years. Because of its dominant market position, Intel has historically set and controlled x86 microprocessor and PC system standards and, thus, dictated the type of product the market requires of Intel's competitors. In addition, Intel may vary prices on its microprocessors and other products at will and thereby affect the margins and profitability of its competitors due to its financial strength and dominant position. Intel exerts substantial influence over PC manufacturers and their channels of distribution through the Intel Inside advertising rebate program and other marketing programs. Intel invests billions of dollars in, and as a result exerts influence over, many other technology companies. We expect Intel to continue to invest heavily in research and development, new manufacturing facilities and other technology companies, and to remain dominant:

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

As an extension of its dominant microprocessor market share, Intel also dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

 .  product mix and introduction schedules;
 .  product bundling and pricing strategies;
 . control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system
   (BIOS) suppliers; and
 .  customer brand loyalty.

As Intel expanded its dominance over the PC system platform, many PC manufacturers reduced their system development expenditures and now purchase microprocessors together with chipsets or in assembled motherboards. PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

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

Intel's Pentium(R) III and Celeron(TM) microprocessors are sold only in form factors that are not physically or interface protocol compatible with "Socket 7" motherboards currently used with AMD-K6 microprocessors. Thus, Intel no longer supports the Socket 7 infrastructure as it did when it was selling its fifth-generation Pentium processors. Because AMD-K6 microprocessors are designed to be Socket 7 compatible, and will not work with motherboards designed for Pentium II, III and Celeron processors, we intend to continue to work with third-party designers and manufacturers of motherboards, chipsets and other products to ensure the continued availability of Socket 7 infrastructure support for AMD-K6 microprocessors, including support for enhancements and features we add to our microprocessors. Socket 7 infrastructure support for AMD-K6 microprocessors may not endure over time as Intel moves the market to its infrastructure choices.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon microprocessor is not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Athlon seventh-generation and future generation microprocessors will depend on our:

 . success in designing and developing the microprocessors; and . ability to ensure that the microprocessors can be used in PC platforms designed to support Intel's microprocessors and our microprocessors, or that alternative platforms are available which are competitive with those used with Intel processors.

A failure for any reason of the designers and producers of motherboards, chipsets, processor modules and other system components to support our K86 microprocessor offerings would have a material adverse effect on our business.

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

Fluctuations in PC Market. Since most of our microprocessor products are used in PCs and related peripherals, our future growth is closely tied to the growth of the PC industry. Industry-wide fluctuations in the PC marketplace have in the past and may in the future materially and adversely affect our business.

Financing Requirements

We will have significant capital requirements over the next 12 months. To the extent that we cannot generate the required capital internally or obtain such capital externally, our business could be materially adversely affected. We cannot assure the availability of such capital on terms favorable to us, or at all. We currently plan to make capital investments of approximately $800 million in 2000 although the actual expenditures may vary. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The terms of the Dresden Loan Agreements required us to make subordinated loans to, or equity investments in, AMD Saxony totaling $100 million in 1999. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $430 million as of April 2, 2000 in the form of subordinated loans and equity in AMD Saxony. If we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreement, the Loan Agreement and the Indenture, which would permit acceleration of indebtedness, which would have a material adverse effect on our business.

In 1999, the building construction of FASL II was completed, equipment was installed and production was initiated. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. If FASL is unable to secure the necessary funds for FASL II, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

If we are unable to obtain the funds necessary to fulfill our obligations to AMD Saxony or FASL, our business will be materially and adversely affected.

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. Our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our gross margins may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. In addition, in 1999, the building construction of FASL II, a second Flash memory device manufacturing facility, was completed, equipment was installed and production was initiated. We have also built a new test and assembly facility in Suzhou, China. We are basing our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate, or if demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have insufficient capacity to meet demand for Flash memory products and significant underutilized capacity relative to demand for our microprocessor offerings.

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our Flash memory products should significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture AMD Athlon microprocessors in Dresden Fab 30. We have entered into a strategic alliance with Motorola to co-develop logic process and embedded Flash technologies. The logic process technology which is the subject of the alliance includes the copper interconnect technology that is required for AMD Athlon microprocessors and subsequent generations of microprocessors. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Fab 25 or Dresden Fab 30 to fabricate AMD Athlon microprocessors successfully.

Manufacturing Interruptions and Yields. Any substantial interruption of our manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could materially and adversely affect our business operations. We also have been and may in the future be materially and adversely affected by fluctuations in manufacturing yields. For example, our results in the past have been negatively affected by disappointing AMD-K6 microprocessor yields. The design and manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. Additional manufacturing risks incurred in ramping up new fabrication areas and/or new manufacturing processes include equipment performance and process controls, as well as other risks, all of which can affect yields.

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

Product Defects. One or more of our products may possibly be found to be defective after we have already shipped such products in volume, requiring a product replacement, recall or a software fix which would cure such defect but impede performance. We may also be subject to product returns which could impose substantial costs on us and have a material and adverse effect on our business.

Essential Manufacturing Materials. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, a few foreign companies principally supply several types of the integrated circuit packages purchased by us, as well as by the majority of other companies in the semiconductor industry. Interruption of supply or increased demand in the industry could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on our business.

International Manufacturing and Foundries. Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China; and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if we were unable to assemble and test our products abroad, or if air transportation between the United States and our overseas facilities were disrupted, there could be a material adverse effect on our business.

Flash Memory Products

The demand for Flash memory devices has recently increased due to the increasing use of equipment and other devices requiring non-volatile memory such as:

 .  cellular telephones;
 . routers which transfer data between local area networks; and . PC cards which are inserted into notebook and subnotebook computers or personal digital assistants.

As a result, the demand for Flash memory devices currently exceeds the available supply. In order to meet this demand, we must increase our production of Flash memory devices through FASL and FASL II or through foundry or similar arrangements with others. We cannot be certain that the demand for Flash memory products will remain at current or greater levels, or that we will have sufficient capacity to meet the demand for Flash memory devices. Our inability to meet the demand for Flash memory devices could have a material adverse effect on our business.

Competition in the market for Flash memory devices will increase as existing manufacturers introduce new products and industry-wide production capacity increases, and as Intel continues to aggressively price its Flash memory products. We expect competition in the marketplace for Flash memory devices to continue to increase in 2000 and beyond. It is possible that we will be unable to maintain or increase our market share in Flash memory devices as the market develops and as existing and potential new competitors introduce competitive products. A decline in our Flash memory device business or decline in the gross margin percentage in this product line could have a material adverse effect on our business.

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

Demand for Our Products Affected by Asian and Other Domestic and International Economic Conditions

While general industry demand is currently strengthening, the demand for our products during the last few years has been weak due to the general downturn in the worldwide semiconductor market and an economic crisis in Asia. A renewed decline of the worldwide semiconductor market or economic condition in Asia could decrease the demand for microprocessors and other ICs. A significant decline in economic conditions in any significant geographic area, either domestically or internationally, could decrease the overall demand for our products which could have a material adverse effect on our business.

Fluctuations in Operating Results

Our operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including:

 .  the effects of competition with Intel in microprocessor and Flash memory device markets;
 .  competitive pricing pressures;
 .  decreases in unit average selling prices of our products;
 . production capacity levels and fluctuations in manufacturing yields, particularly in the early stages of production at new facilities, such as Dresden Fab 30;
 .  availability and cost of products from our suppliers;
 .  the gain or loss of significant customers;
 .  new product introductions by us or our competitors;
 .  changes in the mix of products produced and sold and in the mix of sales by distribution channels;
 .  market acceptance of new or enhanced versions of our products;
 .  seasonal customer demand; and
 . the timing of significant orders and the timing and extent of product development costs.

Our operating results also tend to vary seasonally due to vacation and holiday schedules. Our revenues are generally lower in the first, second and third quarters of each year than in the fourth quarter. This seasonal pattern is largely a result of decreased demand in Europe during the summer months and higher demand in the retail sector of the personal computer market during the winter holiday season.

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

Other Risk Factors

Debt Restrictions. The Loan Agreement and the Indenture contain significant covenants that limit our ability and our subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events, including, among other things, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency, would in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Loan Agreement and the Indenture are substantial, and failure to comply with such limitations could have a material adverse effect on our business.

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

Competition. The integrated circuit industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies. After a product is introduced, prices normally decrease over time as production efficiency and competition increase, and as successive generations of products are developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of integrated circuits is based on:

 .  performance;
 .  product quality and reliability;
 .  price;
 .  adherence to industry standards;
 .  software and hardware compatibility;
 .  marketing and distribution capability;
 .  brand recognition;

 .  financial strength; and
 .  ability to deliver in large volumes on a timely basis.

Order Revision and Cancellation Policies. We manufacture and market standard lines of products. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time, which may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devoted significant resources to them could have a material adverse effect on our business.

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

From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on our business. We cannot give any assurance that all necessary licenses can be obtained on satisfactory terms, or whether litigation may always be avoided or successfully concluded.

Environmental Regulations. We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Year 2000. We have not experienced any material system failures, disruptions of operations or interruptions of our ability to process transactions, send invoices or engage in other normal business activities as a result of Year 2000 issues. In addition, we are not aware of any material problems resulting from Year 2000 issues with our products and services. Although we have not experienced any material problems related to the Year 2000, we cannot give any assurance that issues will not arise in the future or that we will be able to adequately address any issues that may arise. The actual costs incurred as of April 2, 2000 in connection with our Year 2000 readiness plan were approximately $18 million, the majority of which was expensed.

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

Volatility of Stock Price; Ability to Access Capital. Based on the trading history of our stock, we believe that the following factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially:

 .  quarterly fluctuations in our operating and financial results;
 . announcements of new products and/or pricing by us or our competitors; . the pace of new process technology and product manufacturing ramps;
 . production yields of key products; and . general conditions in the semiconductor industry.

In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of our common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that are often unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of our common stock and consequently limit our ability to raise capital or to make acquisitions. Our current business plan envisions substantial cash outlays which may require external capital financing. It is possible that capital and/or long-term financing will be unavailable on terms favorable to us or in sufficient amounts to enable us to implement our current plan.

Earthquake Danger. Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake.

Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. The transition period will last through January 1, 2002. We are assessing the potential impact to us that may result from the euro conversion. We do not expect the introduction and use of the euro to materially affect our foreign exchange activities, to affect our use of derivatives and other financial instruments or to result in any material increase in costs to us. We will continue to assess the impact of the introduction of the euro currency over the transition period, as well as the period subsequent to the transition, as applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

On March 22, 2000, we entered into an interest rate swap agreement to reduce interest expense of our $400 million of 11% Senior Secured Notes due 2003. The swap converts our 11% fixed rate notes into a floating rate instrument. The variable rate component of the swap will be fixed from inception through August 1, 2001. The notes are cancelable at the option of the counter-party (Bank of America) on August 1, 2001. After August 1, 2001, the swap will be marked-to-market to determine on-going effectiveness.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 1999.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES CLASS ACTION LITIGATION. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that have been consolidated under Ellis Investment Co., Ltd., et al
v. Advanced Micro Devices, Inc., et al.   Following appointment of lead counsel,
the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al. The class action complaints allege various violations of federal securities law, including violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999.
Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6(R)-2 and AMD-K6-III microprocessors. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     1.  A Current Report on Form 8-K dated January 19, 2000 reporting under
     Item 5- Other Events was filed announcing AMD's fourth quarter earnings.

     2.  A Current Report on Form 8-K dated February 11, 2000 reporting under
     Item 5- Other Events was filed announcing expected sales in the first quarter.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ADVANCED MICRO DEVICES, INC.


   Date: May 12, 2000           By:  /s/ Francis P. Barton
                                ----------------------
                                Francis P. Barton
                                Senior Vice President, Chief Financial Officer

                                Signing on behalf of the registrant and as the principal accounting officer