Form 10-Q
period 2000-07-02
ADVANCED MICRO DEVICES INC
filed 2000-08-16
CIK 2488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      July 2, 2000
                                         ------------

                                    OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number     1-7882
                      -----------------

                         ADVANCED MICRO DEVICES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Delaware                                               94-1692300
--------------------------------             ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                        94086
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of August 7, 2000: 155,744,812

INDEX
-----

Part I. Financial Information
        ---------------------



                                                                                 Page No.
                                                                                 --------

        Item 1. Financial Statements
                Condensed Consolidated Statements of Operations -
                  Quarters Ended July 2, 2000 and June 27, 1999                          3
                  and Six Months Ended July 2, 2000 and June 27, 1999

                Condensed Consolidated Balance Sheets -
                July 2, 2000 and December 26, 1999                                       4

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended July 2, 2000 and June 27, 1999                          5

                Notes to Condensed Consolidated Financial Statements                     6

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             14

        Item 3. Quantitative and Qualitative Disclosures About Market Risk              38


Part II. Other Information
         -----------------

        Item 1. Legal Proceedings                                                       39

        Item 4. Submission of Matters to a Vote of Security Holders                     39

        Item 6. Exhibits and Report on Form 8-K                                         40

        Signature                                                                       41

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                        Quarter Ended                         Six Months Ended
                                                               --------------------------------       -----------------------------
                                                                 July 2,              June 27,          July 2,           June 27,
                                                                  2000                  1999             2000              1999
                                                               ----------            ---------        ----------        ----------
Net sales                                                      $1,170,437            $ 595,109        $2,262,466        $1,226,702

Expenses:
     Cost of sales                                                612,567              458,339         1,218,324           908,770
     Research and development                                     155,651              167,278           316,948           327,224
     Marketing, general and administrative                        152,022              124,520           296,328           251,830
     Restructuring and other special charges                            -               17,514                 -            32,530
                                                               ----------            ---------        ----------        ----------
                                                                  920,240              767,651         1,831,600         1,520,354
                                                               ----------            ---------        ----------        ----------

Operating income (loss)                                           250,197             (172,542)          430,866          (293,652)
Gain on sale of Vantis                                                  -              432,059                 -           432,059
Interest income and other, net                                     19,935                7,252            41,063            18,020
Interest expense                                                  (11,244)             (18,087)          (22,723)          (38,850)
                                                               ----------            ---------        ----------        ----------

Income before income taxes and equity in joint
 venture                                                          258,888              248,682           449,206           117,577
Provision for income taxes                                         51,778              172,823            51,778           167,350
                                                               ----------            ---------        ----------        ----------
Income (loss) before equity in joint venture                      207,110               75,859           397,428           (49,773)
Equity in net income (loss) of joint venture                           32                4,037              (937)            1,302
                                                               ----------            ---------        ----------        ----------
Net income (loss)                                              $  207,142            $  79,896        $  396,491        $  (48,471)
                                                               ==========            =========        ==========        ==========
Net income (loss) per common share:
     Basic                                                     $     1.34            $    0.54        $     2.60        $    (0.33)
                                                               ==========            =========        ==========        ==========
     Diluted                                                   $     1.21            $    0.53        $     2.36        $    (0.33)
                                                               ==========            =========        ==========        ==========
Shares used in per share calculation:
     Basic                                                        154,558              146,947           152,719           146,428
                                                               ==========            =========        ==========        ==========
     Diluted                                                      176,218              149,540           174,080           146,428
                                                               ==========            =========        ==========        ==========


See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS*
                    --------------------------------------
                                  (Thousands)

                                                                                     July 2,           December 26,
                                                                                      2000                1999
                                                                                   ----------          ------------
Assets
------

Current assets:
  Cash and cash equivalents                                                       $   709,523          $   294,125
  Short-term investments                                                              370,370              302,386
                                                                                  -----------          -----------
     Total cash, cash equivalents and short-term investments                        1,079,893              596,511
     Accounts receivable, net                                                         533,007              429,809
     Inventories:
        Raw materials                                                                  11,430               10,236
        Work-in-process                                                               162,101               97,143
        Finished goods                                                                 82,048               90,834
                                                                                  -----------          -----------
           Total inventories                                                          255,579              198,213
     Deferred income taxes                                                             63,440               55,956
     Prepaid expenses and other current assets                                        127,472              129,389
                                                                                  -----------          -----------
           Total current assets                                                     2,059,391            1,409,878
Property, plant and equipment, at cost                                              5,063,403            4,938,302
Accumulated depreciation and amortization                                          (2,587,736)          (2,415,066)
                                                                                  -----------          -----------
            Property, plant and equipment, net                                      2,475,667            2,523,236
Investment in joint venture                                                           267,448              273,608
Other assets                                                                          160,988              170,976
                                                                                  -----------          -----------
                                                                                  $ 4,963,494          $ 4,377,698
                                                                                  ===========          ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts  payable                                                              $   353,398          $   387,193
   Accrued compensation and benefits                                                  155,779               91,900
   Accrued liabilities                                                                233,256              273,689
   Income tax payable                                                                  18,763               17,327
   Deferred income on shipments to distributors                                        99,590               92,917
   Current portion of long-term debt, capital lease obligations and other              75,951               47,626
                                                                                  -----------          -----------
      Total current liabilities                                                       936,737              910,652

Deferred income taxes                                                                 101,861               60,491
Long-term debt, capital lease obligations and other, less current portion           1,481,725            1,427,282

Commitments and contingencies

Stockholders' equity:
   Common stock, par value                                                              1,649                1,496
   Capital in excess of par value                                                   1,219,409            1,121,956
   Retained earnings                                                                1,269,726              873,235
   Accumulated other comprehensive loss                                               (47,613)             (17,414)
                                                                                  -----------          -----------
      Total stockholders' equity                                                    2,443,171            1,979,273
                                                                                  -----------          -----------
                                                                                  $ 4,963,494          $ 4,377,698
                                                                                  ===========          ===========

   * Amounts as of July 2, 2000 are unaudited. Amounts as of December 26, 1999 were derived from the December 26, 1999 audited financial statements.

     See accompanying notes

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                                         Six Months Ended
                                                                               ----------------------------------
                                                                                  July 2,              June 27,
                                                                                   2000                  1999
                                                                               -----------           -----------
Cash flows from operating activities:
    Net income (loss)                                                          $   396,491          $   (48,471)
    Adjustments to reconcile net income(loss) to net cash
     provided by (used in) operating activities:
      Gain on sale of Vantis                                                             -             (432,059)
      Depreciation and amortization                                                275,703              255,371
      Net change in deferred income taxes                                           33,886              166,419
      Restructuring and other special charges                                            -               25,038
      Foreign grant and subsidy income                                             (22,155)             (25,405)
      Net loss on disposal of property, plant and equipment                          3,414                5,336
      Net gain realized on sale of available-for-sale securities                         -               (4,250)
      Undistributed loss (income) of joint venture                                     937               (1,302)
      Recognition of deferred gain on sale of building                                (840)                (840)
      Net compensation recognized under employee stock options                       2,508                  (63)
      Changes in operating assets and liabilities:
       Net (increase) decrease in receivables, inventories,
        prepaid expenses and other assets                                         (150,241)              22,491
       Net (decrease) increase in payables and accrued liabilities                 (15,740)              31,391
       Increase (decrease) in income tax payable                                     1,436              (11,402)
       Customer deposits under long-term purchase agreements                       142,500                    -
                                                                               -----------          -----------
Net cash provided by (used in) operating activities                                667,899              (17,746)

Cash flows from investing activities:
    Proceeds from sale of Vantis                                                         -              454,269
    Purchase of property, plant and equipment                                     (289,893)            (347,446)
    Proceeds from sale of property, plant and equipment                              9,660                2,915
    Purchase of available-for-sale securities                                   (1,562,628)          (1,041,084)
    Proceeds from sale of available-for-sale securities                          1,497,207              935,686
                                                                               -----------          -----------
Net cash (used in) provided by investing activities                              (345,654)                4,340

Cash flows from financing activities:
    Proceeds from borrowings                                                        6,924                5,835
    Payments on debt and capital lease obligations                                (12,380)            (149,398)
    Proceeds from issuance of stock                                                95,099               27,256
                                                                               -----------          -----------
Net cash provided by (used in) financing activities                                89,643             (116,307)

Effect of exchange rate changes on cash and cash equivalents                        3,510              (11,557)
                                                                               -----------          -----------
Net increase (decrease) in cash and cash equivalents                              415,398             (141,270)
Cash and cash equivalents at beginning of period                                  294,125              361,908
                                                                               ----------           ----------
Cash and cash equivalents at end of period                                     $  709,523           $  220,638
                                                                               ==========           ==========
Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the first six months for:
       Interest                                                                $   23,542           $   46,449
                                                                               ==========           ==========
       Income taxes                                                            $    9,734           $    9,768
                                                                               ==========           ==========

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

    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended July 2, 2000 and June 27, 1999 each included 13 weeks.

2.  Available-For-Sale Securities

    The following is a summary of available-for-sale securities:

                                                         July 2,
                                                          2000
                                                        ---------
(Thousands)
Cash equivalents:
 Bank note                                              $ 10,000
 Money market funds                                       35,301
 Commercial paper                                        505,034
 Certificates of deposit                                  10,000
 Federal agency note                                      15,278
                                                        --------
  Total cash equivalents                                $575,613
                                                        ========
Short-term investments:
 Federal agency notes                                   $ 33,505
 Floating rate note                                        5,000
 Money market auction rate preferred stocks              224,358
 Certificate of deposit                                    9,973
 Corporate notes                                          16,232
 Commercial paper                                         81,302
                                                        --------
  Total short-term investments                          $370,370
                                                        ========
Long-term investments:
 Equity investments                                     $ 22,935
 Commercial paper                                          9,999
 Treasury notes                                            1,350
                                                        --------
  Total long-term investments (included in other
  assets)                                               $ 34,284
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

                                                                    Quarter Ended              Six Months Ended
                                                               --------------------          ---------------------
                                                                 July 2,    June 27,         July 2,      June 27,
(Thousands except per share data)                                 2000       1999              2000         1999
                                                               --------   --------           --------    ---------
Numerator:
  Numerator for basic net income (loss) per common share       $207,142   $ 79,896           $396,491    $(48,471)
  Effect of adding back interest expense associated
   with convertible debentures                                    6,207          -             13,970            -
                                                               --------   --------           --------    ---------
  Numerator for diluted net income (loss) per common           $213,349   $ 79,896           $410,462    $(48,471)
   share

Denominator:
  Denominator for basic net income (loss)
    per common share - weighted-average shares                  154,558    146,947            152,719      146,428
  Effect of dilutive securities:
    Employee stock options                                        7,680      2,538              7,380            -
    Restricted stock                                                  -         55                  -            -
    Convertible debentures                                       13,980          -             13,981            -
                                                               --------   --------           --------    ---------
  Dilutive potential common shares                               21,660      2,593             21,361            -
                                                               --------   --------           --------    ---------
  Denominator for diluted net income (loss) per
    common share - adjusted weighted-average shares             176,218    149,540            174,080      146,428
                                                               ========   ========           ========    =========

Basic net income (loss) per common share                       $   1.34   $   0.54           $   2.60    $  (0.33)
                                                               ========   ========           ========    =========
Diluted net income (loss) per common share                     $   1.21   $   0.53           $   2.36    $  (0.33)
                                                               ========   ========           ========    =========

    On July 19, 2000, the Company announced a 2-for-1 stock split to be effected as a stock dividend of one share of common stock for each share of AMD common stock held on August 7, 2000. The payment date will be August 21, 2000.

4.  Investment in Joint Venture

    In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses a foundry facility in Iwate, Japan. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At July 2, 2000, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase in the investment in FASL of $2,065,000. The following are the significant FASL related-party transactions and balances:


                                        Quarter Ended                      Six Months Ended
                                  --------------------------          ----------------------------
                                   July 2,        June 27,              July 2,          June 27,
                                    2000           1999                  2000              1999
(Thousands)                       ----------    -----------           -----------      -----------
Royalty income                     $ 7,110        $ 6,134              $ 13,653           $ 10,737

Purchases                           78,420         61,618               154,658            118,776

                                         July 2,          December 26,
(Thousands)                               2000               1999
                                     -------------       -------------
Royalty receivable                    $ 6,709              $ 6,601
Accounts payable                       57,354               35,701

    The following is condensed unaudited financial data of FASL:

                                        Quarter Ended                      Six Months Ended
                                  --------------------------          ----------------------------
                                   July 2,        June 27,              July 2,          June 27,
(Thousands)                         2000           1999                  2000              1999
                                  ----------    -----------           -----------      -----------
Net sales                          $156,587       $118,398             $302,029          $215,670
Gross profit                          2,485         24,836                3,298            18,670
Operating income                      1,806         24,310                1,677            17,443
Net income                            1,092         14,034                  845             9,880

    The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the related party relationships between FASL and the Company which are reflected on the Company's condensed consolidated statements of operations.

5.  Segment Reporting

    AMD operates in three reportable segments: the Core Products segment, the Communications Group segment and the Other segment. AMD revised its segments in the first quarter of fiscal 2000 to reflect the sale of its former programmable logic devices subsidiary, Vantis, and a change in senior management. Prior period segment information has been restated. The Core Products segment includes microprocessors, core logic products, embedded processors, Flash memory devices, and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products and networking products. As a result of AMD's sale of its Communications Products Division on August 4, 2000, AMD is reevaluating its reporting structure. The Other segment includes sales from Vantis and fees for services provided to Vantis subsequent to its sale.

                                                         Quarter Ended                  Six Months Ended
                                                   -----------------------------     ---------------------------
(Thousands)                                          July 2,        June 27,           July 2,        June 27,
                                                      2000           1999               2000           1999
                                                   -----------    --------------     ------------   ------------
Net sales:
 Core Products segment
 External Customers                                 $1,028,965      $ 483,155        $1,999,971     $1,004,254
 Intersegment sales                                          -         15,450                 -         32,626
                                                    ----------      ---------        ----------     ----------
                                                     1,028,965        498,605         1,999,971      1,036,880
Communications Group segment external customers        117,300         69,946           218,459        133,285
Other segment external customers                        24,172         42,006            44,036         89,163
Elimination of intersegment sales                            -        (15,450)                -        (32,626)
                                                    ----------      ---------        ----------     ----------
  Total Net sales                                   $1,170,437      $ 595,107        $2,262,466     $1,226,702
                                                    ==========      =========        ==========     ==========
Segment operating income (loss):
 Core Products segment                              $  208,894      $(176,460)       $  363,467     $ (303,546)
 Communications Group segment                           37,078          1,190            57,940            798
 Other Segment                                           4,225          2,728             9,459          9,096
                                                    ----------      ---------        ----------     ----------
    Total operating income (loss)                      250,197       (172,542)          430,866       (293,652)
Interest income and other, net                          19,935          7,252            41,063         18,020
Gain on sale of Vantis                                       -        432,059                 -        432,059
Interest expense                                       (11,244)       (18,087)          (22,723)       (38,850)
Provision for income taxes                             (51,778)      (172,823)          (51,778)      (167,350)
Equity in net income (loss) of FASL                         32          4,037              (937)         1,302
                                                    ----------      ---------        ----------     ----------
    Net income (loss)                               $  207,142     $   79,896        $  396,491     $  (48,471)
                                                    ==========      =========        ==========     ==========

6.  Comprehensive Income (Loss)

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

    The following are the components of comprehensive income (loss):

                                                         Quarter Ended                  Six Months Ended
                                                   -----------------------------     ---------------------------
                                                      July 2,        June 27,           July 2,        June 27,
(Thousands)                                             2000           1999               2000           1999
                                                   -----------    --------------     ------------   ------------
Net income (loss)                                  $   207,142    $       79,896     $    396,491    $   (48,471)

Foreign currency translation adjustments                (7,394)          (19,679)         (32,763)       (29,990)
Unrealized gains on securities, net of tax:
 Unrealized gains on investments arising
   during the period                                        54             6,244            2,564          7,869
 Less: Reclassification adjustment for gains
   included in earnings                                      -                 -                -         (3,453)
                                                   -----------    --------------     ------------    -----------
Other comprehensive loss                                (7,340)          (13,435)         (30,199)       (25,574)
                                                   -----------    --------------     ------------    -----------
Comprehensive income (loss)                        $   199,802    $       66,461     $    366,292    $   (74,045)
                                                   ===========    ==============     ============    ===========


The components of accumulated other comprehensive loss are as follows:


                                                       July 2,                      December 26,
(Thousands)                                             2000                            1999
                                                   --------------                ------------------
Unrealized gain on investments, net of tax         $       16,842                $           14,278
Cumulative translation adjustments                        (64,455)                          (31,692)
                                                   --------------                ------------------
                                                   $      (47,613)               $          (17,414)
                                                   ==============                ==================

    The components of accumulated other comprehensive loss are as follows:



7.  Sale of the Communication Products Division

    On May 21, 2000, the Company entered into definitive agreements with Francisco Partners, L.P., a private equity investment firm, providing for a recapitalization of the Communication Products Division (CPD), a portion of the Communications Group that produces telecommunication products. On August 4, 2000, the Company completed the sale of 90 percent of the recapitalized CPD for approximately $375 million in cash. The Company has retained a 10 percent ownership interest in the recapitalized CPD and also has a warrant to acquire approximately an additional 10 percent. The new entity will do business under the name of Legerity, Inc. As part of the transaction, the Company negotiated various service contracts with Francisco Partners to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.

8.  Restructuring and Other Special Charges

    Restructuring and other special charges were zero in the first six months of 2000 and $38 million during the year ended December 26, 1999. These charges were the result of the Company's efforts to better align its cost structure with expected revenue growth rates.

  The charges against accruals for restructuring and other special charges through the quarter ended July 2, 2000 are as follows:

                                    Severance
                                      and                                          Equipment    Discontinued
                                    Employee                                        Disposal       System
(Thousands)                         Benefits      Facilities        Equipment         Costs       Projects        Total
                                   ---------      ----------        ---------      ---------    ------------    ---------
Q1 99 charges                      $  779         $      -           $   8,148      $      -       $  6,089       $ 15,016
Non-cash charges                        -                -              (8,148)            -         (6,089)       (14,237)
                                   ------         --------           ---------      --------       --------       --------
Accruals at March 28, 1999            779                -                   -             -              -            779
Q2 99 charges                       2,245              968              10,801         3,500              -         17,514
Cash charges                       (1,360)               -                   -             -              -         (1,360)
Non-cash charges                        -                -             (10,801)            -              -        (10,801)
                                   ------         --------           ---------      --------       --------       --------
Accruals at June 27, 1999           1,664              968                   -         3,500              -          6,132
Cash charges                       (1,664)             (35)                  -        (1,067)             -         (2,766)
                                   ------         --------           ---------      --------       --------       --------
Accruals at September 26, 1999          -              933                   -         2,433              -          3,366
Q4 99 charges                           -                -               4,820           880              -          5,700
Cash charges                            -              (21)                  -          (870)             -           (891)
Non-cash charges                        -                -              (4,820)            -              -         (4,820)
                                   ------         --------           ---------      --------       --------       --------
Accruals at December 26, 1999           -              912                   -         2,443              -          3,355
Cash charges                            -             (307)                  -          (106)             -           (413)
                                   ------         --------           ---------      --------       --------       --------
Accruals at April 2, 1999               -              605                   -         2,337              -          2,942
Cash charges                            -                -                   -        (2,337)             -         (2,337)
                                   ------         --------           ---------      --------       --------       --------
Accruals at July 2, 2000           $    -         $    605           $       -      $      -       $      -       $    605
                                   ======         ========           =========      ========       ========       ========

The Company anticipates that the remaining accruals for sales office facilities will be utilized over the period through lease termination in the second quarter of 2002. The remaining accruals for the disposal costs for equipment that has been taken out of service were fully discharged in the second quarter of 2000.

9. Debt

   On July 6, 2000, the Company announced a cash tender offer and consent solicitation for the outstanding $400 million aggregate principal amount of the 11% Senior Secured Notes due 2003 (the Senior Secured Notes). On July 19, 2000, the consent solicitation period expired and the Company announced that it had obtained consents and tenders from registered holders of the Senior Secured Notes representing more than 85 percent of the principal amount. The tender offer expired on August 2, 2000, and approximately $356 million aggregate principal amounts had been tendered. In the third quarter of 2000, the Company will incur a one time extraordinary cost of approximately $36 million in connection with retirement of the debt.

10.  Contingencies

     Ellis Investment Co., Ltd., et al v. AMD, et al. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that were consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc., et al. Following appointment of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al. The class action complaints allege various violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6-2 and AMD-K6-III microprocessors. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on our current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to increase customer and market acceptance of AMD Athlon microprocessors and AMD Duron microprocessors, our seventh generation microprocessors; our ability to maintain average selling prices for our seventh generation microprocessors; the effect of foreign currency hedging transactions; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); our ability to ramp production in Dresden Fab 30; and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes as of July 2, 2000, December 26, 1999, and December 27, 1998, and for the quarter ended July 2, 2000 and each of the three years in the period ended December 26, 1999.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, K86, AMD-K6, AMD-K6-2, AMD-K6-III, AMD Athlon, AMD Duron and 3DNow! are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Pentium and Celeron are either registered trademarks or trademarks of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

During the six months ended July 2, 2000, we participated in all three technology areas within the digital integrated circuit market - memory circuits, logic circuits and microprocessors - through our Core Products segment, our Communications Group segment, and our Other segment. The Core Products segment consists of two of our product groups - our Computation Products Group (CPG) and our Memory Group. CPG products include microprocessors, core logic products and embedded processors. Memory Group products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Communications Group products include telecommunication products and networking products. As a result of the sale of our Communications Products Division on August 4, 2000, we are reevaluating our reporting structure. The Other segment includes sales from our former programmable logic devices subsidiary, Vantis, and service fees from Vantis subsequent to its sale.

On June 15, 1999, we completed the sale of Vantis to Lattice Semiconductor Corporation. As part of the sale of Vantis, we negotiated various service contracts with Lattice to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis.

On May 21, 2000, we entered into definitive agreements with Francisco Partners, L.P., a private equity investment firm, providing for a recapitalization of the Communication Products Division (CPD), a portion of the Communications Group that produces telecommunication products. On August 4, 2000, we completed the sale of 90 percent of the recapitalized CPD for approximately $375 million in cash. We have retained a 10 percent ownership interest in the recapitalized CPD and also have a warrant to acquire approximately an additional 10 percent. The new entity will do business under the name of Legerity, Inc. As part of the transaction, we negotiated various service contracts with Francisco Partners to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.

On July 6, 2000, we announced a cash tender offer and consent solicitation for the outstanding $400 million aggregate principal amount of our 11% Senior Secured Notes due 2003 (the Senior Secured Notes). On July 19, 2000, the consent solicitation period expired and we announced that we had obtained consents and tenders from registered holders of the Senior Secured Notes representing more than 85 percent of the principal amount. The tender offer expired on August 2, 2000, and approximately $356 million aggregate principal amounts had been tendered. In the third quarter of 2000, we will incur a one time extraordinary cost of approximately $36 million in connection with the retirement of the debt.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended July 2, 2000 and June 27, 1999 each included 13 weeks, and the quarter ended April 2, 2000 included 14 weeks.

The following is a summary of our net sales by segment for the periods presented below:

                                                          Quarter Ended                             Six Months Ended
                                           --------------------------------------               ------------------------
                                           July 2,        April 2,       June 27,               July 2,         June 27,
(Millions)                                  2000           2000            1999                  2000            1999
                                           ------         ------           -----                ------          ------
Core Products segment:
     CPG                                  $  667         $  644           $ 317                  $1,311         $  712
     Memory Group                            362            327             166                     689            292
Communications Group segment                 117            101              70                     218            133
Other segment                                 24             20              42                      44             89
                                          ------         ------           -----                  ------         ------
                                          $1,170         $1,092           $ 595                  $2,262         $1,226
                                          ======         ======           =====                  ======         ======

Net Sales Comparison of Quarters Ended July 2, 2000 and April 2, 2000

Net sales of $1,170 million for the second quarter of 2000 increased by seven percent compared to net sales of $1,092 million for the first quarter of 2000.

CPG net sales of $667 million increased four percent in the second quarter of 2000 compared to the first quarter of 2000. The increase in net sales was primarily due to higher unit sales of our seventh generation microprocessors, partially offset by lower unit sales of AMD-K6(R) microprocessors. In June 2000, we introduced and began shipping the AMD Duron(TM) microprocessor, a derivative of the AMD Athlon(TM) microprocessor designed to provide a solution for value conscious PC buyers. Overall CPG sales growth in 2000 is dependent upon a successful production ramp in Dresden Fab 30, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of our seventh generation microprocessors, as to which we cannot give any assurance.

Memory Group net sales of $362 million increased 11 percent in the second quarter of 2000 compared to the first quarter of 2000 primarily as a result of continued strong demand for Flash memory devices. Although demand for Flash memory devices has remained strong, achieving further growth in net sales of Flash memory devices will depend upon our ability to execute our plans to increase our Flash memory manufacturing capacity, and continuing market acceptance of our flash memory products as to which we cannot give any assurance.

Communications Group net sales amounted to $117 million, of which $63 million related to CPD, our Communications Products Division that was sold on August 4, 2000. The net sales increased 16 percent in the second quarter of 2000 compared to the first quarter of 2000 primarily due to increased net sales of telecommunications line-card circuits, Asymmetric Digital Subscriber Line (ADSL) chips, and devices for physical layer Ethernet. Therefore, the second quarter of 2000 will be the last full quarter to report sales from CPD.

In the Other segment, we received service fees of $24 million from Lattice in the second quarter of 2000 compared to $20 million in the first quarter of 2000.

Net Sales Comparison of Quarters Ended July 2, 2000 and June 27, 1999

Net sales of $1,170 million for the second quarter of 2000 increased by 97 percent compared to net sales of $595 million for the second quarter of 1999. Excluding net sales from the Other segment, net sales for the second quarter of 2000 increased 107 percent compared to the second quarter of 1999.

CPG net sales of $667 million increased 110 percent in the second quarter of 2000 compared to the same quarter of 1999 primarily due to increased net sales of our seventh generation microprocessors. Although unit sales of AMD-K6 microprocessors increased, net sales decreased due to declines in average selling prices which were caused by aggressive Intel pricing.

Memory Group net sales of $362 million increased by 118 percent in the second quarter of 2000 compared to the second quarter of 1999 as a result of strong growth in demand for Flash memory devices. This increase was slightly offset by lower net sales of EPROMs.

Communications Group net sales of $117 million increased 68 percent in the second quarter of 2000 compared to the second quarter of 1999 primarily due to increased net sales of telecommunications line-card circuits, ADSL chips, and devices for physical layer Ethernet.

In the Other segment, we received service fees of $24 million from Lattice in the second quarter of 2000. Net sales from our former Vantis subsidiary in the second quarter of 1999 were $40 million. Due to the sale of Vantis on June 15, 1999, we did not record any sales for Vantis in the second quarter of 2000.

Net Sales Comparison of Six months Ended July 2, 2000 and June 27, 1999

Net Sales of $2,262 million for the first half of 2000 increased by 85 percent compared to net sales of $1,226 million for the first half of 1999. Excluding net sales from the Other segment, net sales for the first half of 2000 increased 95 percent compared to the first half of 1999.

CPG net sales of $1,311 million increased by 84 percent in the first half of 2000 compared to the first half of 1999 primarily due to increased net sales from our seventh generation microprocessors. This increase was partially offset by decreased net sales of AMD-K6 microprocessors. Although unit sales of AMD-K6 microprocessors increased, net sales decreased due to declines in average selling prices which were caused by aggressive Intel pricing.

Memory Group net sales of $689 million increased by 136 percent in the first half of 2000 compared to the first half of 1999 as a result of strong growth in demand for Flash memory devices. This increase was slightly offset by lower net sales of EPROMs.

Communications Group net sales of $218 million increased 64 percent in the first half of 2000 compared to the first half of 1999 primarily due to increased net sales of telecommunications line-card circuits, ADSL chips, and devices for physical layer Ethernet.

In the Other segment, we received service fees of $44 million from Lattice in the first half of 2000. Net sales from our former Vantis subsidiary in the first half of 1999 were $87 million. Due to the sale of Vantis on June 15, 1999, we did not record any sales for Vantis in the first half of 2000.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                                Quarter Ended                  Six Months Ended
                                                                -------------                  ----------------
                                                        July 2,    April 2,     June 27,      July 2,       June 27,
                                                         2000       2000          1999          2000         1999
                                                       --------   ---------     --------     --------     ----------
(Millions except for gross margin percentage)
Cost of sales                                            $613       $606         $458        $1,218        $909
Gross Margin percentage                                    48%        45%          23%           46%         26%
Research and development                                 $156       $161         $167        $  317        $327
Marketing; general and administrative                     152        144          125           296         252
Restructuring and other special charges                     -          -           18             -          33
Gain on sale of Vantis                                      -          -          432             -         432
Interest income and other, net                             20         21            7            41          18
Interest expense                                           11         11           18            23          39

We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities, required for microprocessors. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. Gross margin percentage growth depends on continually increasing sales because fixed costs continue to rise due to the ongoing capital investments required to expand production capacity and capability.

The gross margin percentage of 48 percent in the first quarter of 2000 increased from 45 percent in the first quarter of 2000 and 23 percent in the second quarter of 1999. Gross margin percentage of 46 percent in the first half of 2000 increased from 26 percent in the first half of 1999. The increases were primarily due to higher net sales of microprocessors and Flash memory devices, which more than offset the increases in fixed costs. Fixed costs will continue to increase as we ramp production in Dresden Fab 30. As described in the paragraph immediately below, Dresden Fab 30 went into production in the second quarter of 2000, which contributed to, and will continue to contribute to, increases in cost of sales.

Research and development expenses of $156 million in the second quarter of 2000 decreased three percent compared to the immediate-prior quarter. Research and development expenses in the second quarter of 2000 decreased seven percent compared to the same quarter in 1999. Research and development expenses of $317 million in the first half of 2000 decreased three percent compared to the first half of 1999. The decreases were primarily a result of shifting a portion of Dresden Fab 30 expenses from research and development to cost of sales in the second quarter of 2000 as Dresden Fab 30 began shipping products. Offsetting Dresden Fab 30 expenses are the recognition of deferred credits on foreign capital grants and interest subsidies that we received for Dresden Fab 30. These credits of approximately $11 million per quarter (denominated in deutsche marks) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007. The decreases in research and development expenses were also due to the absence of Vantis expenses in the second quarter of 2000, savings in our Submicron Development Center (SDC) as a result of restructuring activities in 1999 and a decrease in expenses related to our technology development alliance with Motorola.

Marketing, general and administrative expenses of $152 million in the second quarter of 2000 increased six percent compared to the first quarter of 2000 as a result of increased advertising and marketing expenses related to the AMD Athlon and AMD Duron microprocessors. Marketing, general and administrative expenses in the second quarter of 2000 increased twenty-two percent compared to the second quarter of 1999. Marketing, general and administrative expenses of $296 million in the first half of 2000 increased 17 percent compared to the first half of 1999. The increases were due to increased advertising and marketing for the AMD Athlon microprocessor and higher expenses associated with employee bonuses and profit sharing.

In the first quarter of 1999, we initiated an internal review to better align our cost structure with expected revenue growth rates. Based upon this review, we recorded restructuring and other special charges of $38 million during 1999, $15 million of which was recorded in the first quarter of 1999, $17 million of which was recorded in the second quarter of 1999 and $6 million of which was recorded in the fourth quarter of 1999.

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

As of July 2, 2000, the total cash outlay for restructuring and other special charges was approximately $8 million. We anticipate that accruals of $600,000 for sales office facilities will be utilized over the period through lease terminations in the second quarter of 2002. The accruals for the disposal costs for equipment that has been taken out of sevice were fully discharged during the second quarter of 2000.

The remaining $30 million of restructuring and other special charges consisted of non-cash charges primarily for asset write-offs. As a result of the restructuring and other special charges, we expect that depreciation otherwise incurred will be reduced by $30 million over the next several years.

Interest income and other, net of $20 million in the second quarter of 2000 was relatively flat compared to the first quarter of 2000 and increased 175 percent compared to the same quarter of 1999 primarily due to higher average cash balances and an insurance settlement from environmental litigation. Interest income and other, net of $41 million in the first half of 2000 increased $23 million compared to the first half of 1999. The increase was primarily due to gains of $9 million on the sale of real property, an insurance settlement from environmental litigation, and higher average cash balances.

Interest expense of $11 million in the second quarter of 2000 was flat compared to the first quarter of 2000. Interest expense in the second quarter of 2000 decreased 38 percent as compared to the same quarter in 1999 primarily due to lower average debt balances resulting from our repayment in July 1999 of the outstanding principal balance on our $250 million four-year secured term loan. Interest expense of $23 million in the first half of 2000 decreased 42 percent compared to the first half of 1999. This decrease was primarily due to the lower average debt balances resulting from our repayment in July 1999 of the outstanding principal balance on our $250 million four-year secured term loan. Beginning in the third quarter of 2000, interest expense will be reduced by the retirement of $356 million of our Senior Secured Notes. In addition, we will no longer capitalize interest relating to Dresden Fab 30 since Dresden Fab 30 became a production facility in the second quarter of 2000 which will offset the reduction in interest on the Senior Secured Notes.

Income Tax

We recorded a $52 million income tax provision in the second quarter of 2000 and a $173 million income tax provision in the second quarter of 1999. The tax provision recorded in the second quarter of 1999 was attributable to the gain on the sale of Vantis. The effective tax rates for the three and six months ended July 2, 2000 (20 percent and 12 percent) reflect the realization of previously unbenefitted deferred tax assets, and are higher than the equivalent tax rates on income excluding gain on the sale of Vantis in 1999 (0 percent) due to the projected 2000 income amount exceeding the amount able to be offset through the realization of such deferred tax assets.

Other Items

International sales as a percent of net sales were 61 percent in the second quarter of 2000 compared to 59 percent in the first quarter of 2000 and 58 percent in the second quarter of 1999. International sales were 60 percent of net sales in the first half of 2000 and 58 percent in the first half of 1999. During the second quarter of 2000, approximately six percent of our net sales
were denominated in foreign currencies.   We do not have sales denominated in
local currencies in countries that have highly inflationary economies, as defined by generally accepted accounting principles. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                                      Quarter Ended                       Six Months Ended
                                                      -------------                       ----------------
                                             July 2,     April 2,     June 27,         July 2,        June 27,
(Millions)                                    2000        2000         1999             2000           1999
                                            ---------    --------     --------        ---------     ----------
Core Products segment                        $  209       $ 155        $ (177)         $ 364         $ (304)
Communications Group segment                     37          21             1             58              1
Other segment                                     4           5             3              9              9
                                             ------       -----        ------          -----         ------
   Total                                     $  250       $ 181        $ (173)         $ 431         $ (294)
                                             ======       =====        ======          =====         ======

The Core Products' operating income in the second quarter of 2000 increased 38 percent compared to the first quarter of 2000. The increase was mainly due to an increase in net sales of AMD Athlon microprocessors and Flash memory devices which more than offset higher fixed costs. The Core Products segment had an operating income of $250 million in the second quarter of 2000 and operating income of $431 million in the first half of 2000 compared to a loss of $173 million in the same quarter of 1999 and a loss of $294 million in the first half of 1999 mainly due to higher net sales of our seventh generation microprocessors and Flash memory devices in 2000 and restructuring expenses in the first quarter of 1999. The Communications Group's operating income increased in the second quarter of 2000 compared to the first quarter of 2000 and the same quarter of 1999, and in the second half of 2000 to the second half of 1999 mainly due to an increase in net sales of our telecommunications line-card circuits, ADSL chips, and devices for physical layer Ethernet solutions. As a result of the sale of our Communications Products Division on August 4, 2000, we are reevaluating our reporting structure.

-------------------------------------------------------------------------------
FINANCIAL CONDITION

Net cash provided by (used in) operating activities was $668 million in the first half of 2000 compared to ($18 million) in the same period of 1999. Net operating cash flows in the first half of 2000 increased $686 million over the same period in 1999 primarily due to an increase in net income of $445 million and the following changes in noncash adjustments to net income:

 .  a nonrecurring $432 million reduction to net income from the gain on the sale of Vantis in 1999,
 . an increase of $20 million in depreciation and amortization, . a $142 million increase in customer deposits under long-term purchase agreements, and
 .  $13 million more of an increase in income tax payable.

These were partially offset by:

 . $132 million less of a decrease in deferred income tax assets, . a nonrecurring $25 million addition to net income from restructuring charges in 1999,
 .  $173 million more of an increase in receivables, inventories, prepaid expenses and other assets, and
 .  $47 million more of a decrease in payables and accrued liabilities.

Net cash provided by (used in) investing activities was ($346 million) during the first half of 2000 compared to $4 million during the first half of 1999. The increase in cash used in investing activities of $350 million was primarily due to the nonrecurring $454 million we received in 1999 from the sale of Vantis, which was partially offset by a $57 million decrease in capital expenditures.

Net cash provided by (used in) financing activities was $90 million during the first half of 2000 compared to ($116 million) in the same period of 1999. This increase of $206 million was primarily the result of a $137 million decrease in the payment of debt as well as a $68 million increase in proceeds from issuance of stock in connection with the exercise of employee stock options.

Under our Loan and Security Agreement (the Loan Agreement), which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs)
and 50 percent of our eligible accounts receivable from distributors.   We must
comply with certain financial covenants if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of July 2, 2000, no funds were drawn under the Loan Agreement. In addition, we had available unsecured, uncommitted bank lines of credit in the amount of $71 million, none of which was outstanding.

We plan to make capital investments of approximately $800 million during 2000. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed a fab and is installing equipment in Dresden Fab 30. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be $2.2 billion when fully equipped. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

 . equity, subordinated loans and loan guarantees from AMD;
 . loans from a consortium of banks; and
 . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $424 million to date in the form of subordinated loans to and equity in AMD Saxony. In addition to support from AMD, the consortium of banks referred to above has made available $796 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $253 million of such loans outstanding as of July 2, 2000.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

 .  guarantees of the lesser of 65 percent of AMD Saxony bank debt or $796 million;
 . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $148 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $22 million in interest subsidies as of July 2, 2000. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of July 2, 2000, we were in compliance with all of the conditions of the grants and subsidies.

The Dresden Loan Agreements also require that we:

 . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;
 .  fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;
 .  guarantee a portion of AMD Saxony's obligations under the Dresden Loan
   Agreements up to a maximum of $105 million until Dresden Fab 30 has been completed;
 .  fund certain contingent obligations including obligations to fund project cost overruns, if any; and
 . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $70 million if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the second quarter of 2000, which was approximately 2.07 deutsche marks to 1 U.S. dollar, to value the amounts denominated in deutsche marks.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Holding, the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

 .  material variances from the approved schedule and budget;
 .  our failure to fund equity contributions or shareholder loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;
 .  the sale of shares in AMD Saxony or AMD Holding;
 .  the failure to pay material obligations;
 .  the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and . the occurrence of default under the indenture dated August 1, 1996 between
   AMD and the United States Trust Company of New York (the Indenture) pursuant to which our Senior Secured Notes were issued or the Loan Agreement.

Generally, any default with respect to borrowings made or guaranteed by AMD results in recourse to us of more than $10 million and is not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. Under certain circumstances, cross-defaults result under our Convertible Subordinated Notes due 2005 and the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30, and we will be in default under the Dresden Loan Agreements and the Loan Agreement, which would permit acceleration of certain indebtedness, which would have a material adverse effect on us. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1 billion when fully equipped. As of July 2, 2000, approximately $568 million (denominated in yen) of this cost had been funded. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as JV3, is expected to cost approximately $1.5 billion when fully equipped. Capital expenditures for FASL II and JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL.

FASL capital expenditures in 2000 will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II or JV3, we may be required to contribute cash or guarantee third-party loans in proportion to our
49.992 percent interest in FASL. As of July 2, 2000, we had no loan guarantees outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the second quarter of 2000, the exchange rate was approximately 105.41 yen to 1 U.S. dollar, which we used to calculate the amounts denominated in yen.

We believe that cash flows from operations and current cash balances, together with external financing activities, will be sufficient to fund operations and capital investments for the next 12 months.

On August 4, 2000, we received approximately $375 million for the sale of 90 percent of the recapitalized CPD. The proceeds of the sale were subsequently used to redeem approximately $356 million aggregate principal amount of the Senior Secured Notes.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Microprocessor Products

Future Dependence on AMD Seventh-Generation Microprocessors. We will need to successfully market our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors, in order to increase our microprocessor product revenues in 2000 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We commenced initial shipments of AMD Athlon microprocessors in June 1999 and began volume shipments in the second half of 1999. We introduced and began shipments of the AMD Duron processor, a derivative of the AMD Athlon processor designed to provide an optimized solution for value conscious business and home users, in June 2000. Our production and sales plans for AMD Athlon and AMD Duron microprocessors are subject to numerous risks and uncertainties, including:

 .  our ability to produce seventh-generation microprocessors in the volume and with the feature set required by customers on a timely basis;
 .  our ability to design, manufacture and deliver processor modules through subcontractors;
 .  the availability and acceptance of motherboards and chipsets designed for our seventh-generation microprocessors;
 .  market acceptance of  our seventh-generation microprocessors;
 . our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive Intel pricing, including market rebates and product bundling of microprocessors, motherboards, chipsets and combination thereof;
 .  the successful development and installation of 0.18-micron process technology and copper interconnect technology;
 .  our ability to ramp production in Dresden Fab 30;
 .  the pace at which we are able to ramp production in Dresden Fab 30 on 0.18-
   micron copper interconnect process technology;
 . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of our seventh-generation microprocessors, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;
 .  our ability to expand our chipset and system design capabilities;
 .  our ability to successfully offer new higher performance versions of the AMD
   Athlon microprocessor; and
 .  the availability to our customers of cost and performance competitive Static
   Random Access Memories (SRAMs) (including Tag chips) if Intel controls the market for SRAM production capacity through its relationships with SRAM manufacturers.

If we fail to achieve market acceptance of our seventh-generation microprocessors, if our subcontractors are unable to provide the processor modules we require or if chipsets and motherboards which are compatible with our seventh-generation microprocessors are not made available, our business will be materially and adversely affected.

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

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon success of the AMD Athlon and AMD Duron microprocessors, which are our seventh-generation Microsoft Windows compatible microprocessors, the AMD-K6 microprocessors with 3DNow! technology and future generations of K86 microprocessors. The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a faster pace than before and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds. In the past, we have experienced significant difficulty in achieving microprocessor yield and volume plans. Such difficulties have in the past, and may in the future, adversely affect our results of operations and liquidity. If we fail to offer higher performance microprocessors in significant volume on a timely basis in the future, our business could be materially and adversely affected. We may not achieve the production ramp necessary to meet our customers' volume requirements for higher performance microprocessors. It is also possible that we may not increase our microprocessor revenues enough to achieve sustained profitability.

To sell the volume of AMD Athlon, AMD Duron and AMD-K6 microprocessors we currently plan to make in 2000 and 2001, we must increase sales to existing customers and develop new customers in both consumer and commercial markets. If we lose any current top tier OEM customer, or if we fail to attract additional customers through direct sales and through our distributors, we may not be able to sell the volume of units planned. This result could have a material adverse effect on our business.

Our production and sales plans for AMD Athlon, AMD Duron and AMD-K6 microprocessors are subject to other risks and uncertainties, including:

 . market acceptance of AMD Athlon and AMD Duron microprocessors, including the timely availability of processor modules as well as motherboards and chipsets designed for these processors;
 . whether we can successfully fabricate higher performance microprocessors in planned volume and speed mixes;

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

Because Intel has dominated the microprocessor market for many years and has brand strength, we have in the past priced AMD-K6 microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's processor marketing and pricing can impact and have impacted the average selling prices of our microprocessors, and consequently can impact and have impacted our overall margins. Our business could be materially and adversely affected if we are are unable to:

 .  achieve the product performance improvements necessary to meet customer needs;
 .  continue to achieve market acceptance of our microprocessors and increase market share;
 . maintain revenues of AMD-K6 microprocessors; and . successfully ramp production and sales of AMD Athlon and AMD Duron microprocessors.

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

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The terms of the Dresden Loan Agreements required us to make subordinated loans to, or equity investments in, AMD Saxony totaling $100 million in 1999. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $424 million as of July 2, 2000 in the form of subordinated loans and equity in AMD Saxony. If we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreement and the Loan Agreement, which would permit acceleration of indebtedness, which would have a material adverse effect on our business.

In 1999, the building construction of FASL II was completed, equipment was installed and production was initiated. We expect the facility, including equipment, to cost approximately $1 billion when fully equipped. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as JV3, is expected to cost approximately $1.5 billion when fully equipped. Capital expenditures for FASL II and JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL. If FASL is unable to secure the necessary funds for FASL II or JV3, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

If we are unable to obtain the funds necessary to fulfill our obligations to AMD Saxony or FASL, our business will be materially and adversely affected.

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. Our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our gross margins may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. In addition, in 1999, the building construction of FASL II, a second Flash memory device manufacturing facility, was completed, equipment was installed and production was initiated. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. We have also built a new test and assembly facility in Suzhou, China. We are basing our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate, or if demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have insufficient capacity to meet demand for Flash memory products and underutilized capacity relative to demand for our microprocessor offerings.

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

As a result, the demand for Flash memory devices currently exceeds the available supply. In order to meet this demand, we must increase our production of Flash memory devices through FASL, FASL II and JV3 and through foundry or similar arrangements with others. We cannot be certain that the demand for Flash memory products will remain at current or greater levels, or that we will have sufficient capacity to meet the demand for

Flash memory devices. Currently we are expanding production capacity of Flash memory devices through foundry arrangments. We can not be certain that we will be able to ramp production of Flash memory devices in foundries successfully in order to meet demand. Our inability to meet the demand for Flash memory devices could have a material adverse effect on our business.

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

Other Risk Factors

Debt Restrictions. The Loan Agreement contains significant covenants that limit our ability and our subsidiaries' ability to engage in various transactions and require satisfaction of specified financial performance criteria. In addition, the occurrence of certain events, including, among other things, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency, would in certain cases after notice and grace periods, constitute events of default permitting acceleration of indebtedness. The limitations imposed by the Loan Agreement are substantial, and failure to comply with such limitations could have a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 22, 2000, we entered into an interest rate swap agreement to reduce interest expense of our 11% Senior Secured Notes ($400 million) due 2003. The swap converts our 11% fixed rate notes into a floating rate instrument. The variable rate component of the swap will be fixed from inception through August 1, 2001. The notes are cancelable at the option of the counter-party (Bank of America) on August 1, 2001. After August 1, 2001, the swap will be marked-to-market to determine on-going effectiveness.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ellis Investment Co., Ltd., et al v. AMD, et al. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that were consolidated under Ellis Investment
                                                                ----------------
Co., Ltd., et al v. Advanced Micro Devices, Inc., et al.   Following appointment
-------------------------------------------------------
of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices,
                                       -------------------------------------
Inc., et al. The class action complaints allege various violations of federal
-----------
securities law, including violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Most of the complaints purportedly were filed on behalf of all persons, other than the defendants, who purchased or otherwise acquired common stock of AMD during the period from October 6, 1998 to March 8, 1999. Two of the complaints allege a class period from July 13, 1998 to March 9, 1999. All of the complaints allege that materially misleading statements and/or material omissions were made by AMD and certain individual officers of AMD concerning design and production problems relating to high-speed versions of the AMD-K6(R)-2 and AMD-K6-III microprocessors. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMD's annual meeting of stockholders was held on April 27, 2000. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1 Election of Directors. The following individuals were elected as directors:



Name                                    For                   Withheld

W.J. Sanders III                    115,865,626               9,618,078
Friedrich Baur                      124,489,326                 994,378
Charles M. Blalack                  123,280,520               2,203,184
R. Gene Brown                       123,290,730               2,192,974
Robert B. Palmer                    124,314,725               1,168,979
Joe L. Roby                         123,329,165               2,154,539
Hector de J. Ruiz                   122,561,376               2,922,328
Leonard Silverman                   124,518,947                 964,757



Proposal No. 2 The proposal to ratify the appointment of Ernst & Young LLP as AMD's independent auditors for the current fiscal year was approved.

For:      125,066,320        Against:        240,827      Abstain:     176,557

Proposal No. 3 The proposal to approve the amendment to the 1996 Stock Incentive Plan was approved.

For:       95,852,803        Against:     29,125,755      Abstain:     505,146


Proposal No. 4 The proposal to approve the 2000 Employee Stock Purchase Plan was approved.

For:      122,822,403        Against:      2,244,510      Abstain:     416,791


Proposal No. 5  The stockholder proposal to amend the Bylaws was defeated.

For:       15,897,704        Against:     61,974,429      Abstain:   1,613,982

No Vote:   45,997,589

The annual meeting of the stockholders was reconvened on May 25, 2000. The following are the results of the voting on the proposal submitted to the stockholders at the reconvened annual meeting.

Proposal No. 1 The proposal to restate the Certificate of Incorporation to increase the number of shares of Common Stock from 250,000,000 to 750,000,000 shares was approved.

For:      108,396,496        Against:     17,534,577      Abstain:   1,150,157


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     * 10.25(b) Amendment 2 to the Technology Development and License Agreement, entered into as of October 1, 1998 by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.

     27.1  Financial Data Schedule

     * Confidential treatment has been requested with respect to certain portions of this Exhibit.

(b)  Reports on Form 8-K

1. A Current Report on Form 8-K dated March 30, 2000 reporting under Item 5 - Other Events was filed announcing that AMD will retain our Network Products Division.

2. A Current Report on Form 8-K dated April 5, 2000 reporting under Item 5 - Other Events was filed announcing expected sales in the first quarter.


3. A Current Report on Form 8-K dated April 12, 2000 reporting under Item 5 - Other Events was filed announcing our first quarter earnings.

4. A Current Report on Form 8-K dated May 21, 2000 reporting under Item 5 - Other Events was filed announcing the execution of definitive agreements with respect to the recapitalization of our Communications Products Division.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED MICRO DEVICES, INC.


   Date:  August 15, 2000            By: /s/ Francis P. Barton
                                        ----------------------------
                                     Francis P. Barton
                                     Senior Vice President,
                                     Chief Financial Officer

                                     Signing on behalf of the registrant and as the principal accounting officer