Form 10-Q/A
period 2000-07-02
ADVANCED MICRO DEVICES INC
filed 2000-08-31
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-Q/A-1

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   July 2, 2000
                                    ---------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number           1-7882
                      --------------------------------------

                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                    94-1692300
-----------------------------------------  -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                        94086
-----------------------------------------                   --------
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

                                                  Yes   X     No_______
                                                     -------

The number of shares of $0.01 par value common stock outstanding as of August 7, 2000: 156,261,962

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.3 Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000.

     *10.25 (b) Amendment 2 to the Technology Development and License Agreement, entered into as of October 1, 1998 by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries (previously filed).

     27.1  Financial Data Schedule (previously filed).

     * Confidential treatment has been requested with respect to certain portions of this Exhibit.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

1. A Current Report on Form 8-K dated March 30, 2000 reporting under Item 5 - Other Events was filed announcing that AMD will retain its Network Products Division.

2. A Current Report on Form 8-K dated April 5, 2000 reporting under Item 5 - Other Events was filed announcing expected sales in the first quarter.

3. A Current Report on Form 8-K dated April 12, 2000 reporting under Item 5 - Other Events was filed announcing AMD's first quarter earnings.

4. A Current Report on Form 8-K dated May 21, 2000 reporting under Item 5 - Other Events was filed announcing the execution of definitive agreements with respect to the recapitalization of our Communications Products Division.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANCED MICRO DEVICES, INC.


   Date:    August 30, 2000       By: /s/ Francis P. Barton
                                      ---------------------------------
                                  Francis P. Barton
                                  Senior Vice President, Chief Financial Officer

                                  Signing on behalf of the registrant and as the principal accounting officer

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------         --------------------------------

 3.3 Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000.

10.25(b) Amendment to the Technology Development and License Agreement, entered into as of October 1, 1998 by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries (previously filed).

27.1                Financial Data Schedule (previously filed).

                    * Confidential treatment has been requested with respect to certain portions of this Exhibit.