Form 10-K405/A
period 1999-12-26
ADVANCED MICRO DEVICES INC
filed 2000-09-22
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Form 10-K/A (No. 1)
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 26, 1999

                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                        Commission File Number  1-7882

                         ADVANCED MICRO DEVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          94-1692300
   (STATE OR OTHER JURISDICTION                            (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)
         ONE AMD PLACE                                          94086
     SUNNYVALE, CALIFORNIA                                   (ZIP CODE)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 732-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                 (Name of each exchange
        (Title of each class)                     on which registered)
        ---------------------                    ----------------------
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

                              152,006,873 shares as of February 28, 2000

--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 26, 1999 are incorporated into Parts II and IV hereof.

(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated into Part III hereof.

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

     2.3(b) Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3 (b) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

     3.1       Certificate of Incorporation, as amended.

    Exhibit
    Number                      Description of Exhibits
    ------                      -----------------------

   + 3.2       By-Laws, as amended.

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

   + 4.2(c) Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust Company of New York, as trustee.

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

     Exhibit
     Number                      Description of Exhibits
     ------                      -----------------------

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

   * 10.1 AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.2 AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.3 AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.4      AMD 1980 Stock Appreciation Rights Plan, as amended, filed as
               Exhibit 10.4 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.5      AMD 1986 Stock Appreciation Rights Plan, as amended, filed as
               Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.6 Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

   * 10.7      Form of Limited Stock Appreciation Rights Agreement, filed as
               Exhibit 4.11 to AMD's Registration Statement on Form S-8 (No. 33-26266), is hereby incorporated by reference.

   * 10.8      AMD 1987 Restricted Stock Award Plan, as amended, filed as
               Exhibit 10.10 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.9 Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

   * 10.10 Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to AMD's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

   * 10.11 AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.11 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

   * 10.12     Employment Agreement dated September 29, 1996, between AMD and W.
               J. Sanders III, filed as Exhibit 10.11(a) to AMD's Quarterly Report on Form 10-Q for the period ended September 29, 1996, is hereby incorporated by reference.

   * 10.13 Management Continuity Agreement between AMD and W. J. Sanders III, filed as Exhibit 10.14 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

     Exhibit
     Number                      Description of Exhibits
     ------                      -----------------------

  *  10.14     Bonus Agreement between AMD and Richard Previte, filed as Exhibit
               10.14 to AMD's Quarterly Report on Form 10-Q for the period ended
               June 28, 1998, is hereby incorporated by reference.

  *  10.15     Executive Bonus Plan, as amended, filed as Exhibit 10.16 to AMD's
               Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

  *  10.16     AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD's
               Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

  *  10.17     Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD's
               Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

  *  10.18     Form of Executive Deferral Agreement, filed as Exhibit 10.17 to
               AMD's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989, is hereby incorporated by reference.

  *  10.19     Director Deferral Agreement of R. Gene Brown, filed as Exhibit
               10.18 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

     10.20     Intellectual Property Agreements with Intel Corporation, filed as
               Exhibit 10.21 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

  *  10.21     Form of Indemnification Agreements with former officers of
               Monolithic Memories, Inc., filed as Exhibit 10.22 to AMD's Annual
               Report on Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

  *  10.22     Form of Management Continuity Agreement, filed as Exhibit 10.25 to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 29, 1991, is hereby incorporated by reference.

  ** 10.23(a)  Joint Venture Agreement between AMD and Fujitsu Limited, filed as
               Exhibit 10.27(a) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

  ** 10.23(b)  Technology Cross-License Agreement between AMD and Fujitsu
               Limited, filed as Exhibit 10.27(b) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

  ** 10.23(c)  AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(c) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

  ** 10.23(d)  Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(d) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

  ** 10.23(e)  First Amendment to Fujitsu Investment Agreement dated April 28,
               1995, filed as Exhibit 10.23(e) to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

     10.23(f) Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23 (f) to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

  ** 10.23(g)  Joint Venture License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(e) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

     Exhibit
     Number                      Description of Exhibits
     ------                      -----------------------

  ** 10.23(h)  Joint Development Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(f) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

  ** 10.23(i)  Fujitsu Joint Development Agreement Amendment, filed as Exhibit
               10.23(g) to AMD's Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

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

   + 10.24(h)  Seventh Amendment to the Credit Agreement and waiver, dated as of
               April 8, 1999, among AMD, Bank of America NT & SA, as administrative agent and lender, ABN AMRO Bank of N.V., as syndicated agent and lender, and Canadian Imperial Bank of Commerce, as documentation agent and lender.

     Exhibit
     Number                      Description of Exhibits
     ------                      -----------------------

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

  ** 10.25 Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

+*** 10.25(a)  Amendment to the Technology Development and License Agreement
               entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.

  ** 10.26 Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

     10.27 Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

   * 10.28(a)  AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

   * 10.28(b)  First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

   * 10.28(c)  Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1993), filed as Exhibit 10.28(b) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

   * 10.29     Form of Split Dollar Agreement, as amended, filed as Exhibit
               10.31 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

   * 10.30     Form of Collateral Security Assignment Agreement, filed as
               Exhibit 10.32 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

   * 10.31 Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD's Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

   * 10.32 1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD's Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

  ** 10.33 AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

     Exhibit
     Number                          Description of Exhibits
     ------                          -----------------------
   * 10.34 Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

   * 10.35 Agreement to Preserve Goodwill dated January 15, 1996, between AMD and S. Atiq Raza, filed as Exhibit 10.36 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

   * 10.36     1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit
               10.36 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

  ** 10.37 Patent Cross-License Agreement dated December 20, 1995, between AMD and Intel Corporation, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

     10.38 Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

   * 10.39 NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to AMD's Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

   * 10.40 1995 Stock Plan of NexGen, Inc. (assumed by AMD), as amended, filed as Exhibit 10.37 to AMD's Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

   * 10.41 Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

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

  ** 10.45 Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2, 1994, filed as Exhibit 10.17 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

   * 10.46 Letter Agreement dated as of September, 1988, between NexGen, Inc. and S. Atiq Raza, First Promissory Note dated October 17, 1988, and Second Promissory Note dated October 17, 1988, as amended, filed as Exhibit 10.20 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), are hereby incorporated by reference.

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

     Exhibit
     Number                      Description of Exhibits
     ------                      -----------------------

  ** 10.48(a)  C-4 Technology Transfer and Licensing Agreement dated June 11,
               1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD's Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

  ** 10.48(b)  Amendment No. 1 to the C-4 Technology Transfer and Licensing
               Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  ** 10.49(a)  Design and Build Agreement dated November 15, 1996, between AMD
               Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as
               Exhibit 10.49(a) to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

    10.49(b) Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

 ** 10.50(a-1) Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of
               March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

 ** 10.50(a-2) Supplemental Agreement to the Syndicated Loan Agreement dated
               February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD's Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

    10.50(a-3) Supplemental Agreement No. 2 to the Syndicated Loan Agreement as
               of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

 ** 10.50(b)   Determination Regarding the Request for a Guarantee by AMD Saxony
               Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

 ** 10.50(c)   AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and
               Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

 ** 10.50(d)   Subsidy Agreement, dated February 12, 1997, between Sachsische
               Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and
               4, filed as Exhibit 10.50(d) to AMD's Quarterly Report on
               Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

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

    10.50(f-3) Second Amendment to Sponsors' Support Agreement, dated as of June
               29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-3) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

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

**  10.50(j)   AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD's Quarterly Report on Form 10-Q for the period ended March
               30, 1997, is hereby incorporated by reference.

 ** 10.50(k)   AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

 ** 10.50(l-1) AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

    10.50(l-2) First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

 ** 10.50(m)   AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD
               Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

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

 ** 10.50(p-1) ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony
               Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

 ** 10.50(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between
               AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

  * 10.52 Agreement, dated as of June 16, 1999, between AMD and Richard Previte, filed as Exhibit 10.52 to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

  * 10.53 Agreement, dated as of June 23, 1999, between AMD and Gene Conner, filed as Exhibit 10.53 to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

 +* 10.54      Management Continuity Agreement, between AMD and Robert R. Herb.

 +* 10.55 Employment Agreement, dated as of January 13, 2000, between AMD and Hector de J.Ruiz.

 +* 10.56 Form of indemnification agreements with officers and directors of AMD.

  + 13 1999 Annual Report to Stockholders, portions of which have been incorporated by reference into Parts II and IV of this annual report.

  + 21         List of AMD subsidiaries.

  + 23 Consent of Ernst & Young LLP, Independent Auditors, refer to page F-2 herein.

  + 24         Power of Attorney.

  + 27         Financial Data Schedule.

___________________
  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).
 ** Confidential treatment has been granted as to certain portions of these
    Exhibits.
*** Confidential treatment has been requested with respect to certain portions of this Exhibit.
 +  Previously filed.

     AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.

(b)  Reports on Form 8-K.

     During the fourth quarter of AMD's fiscal year ended December 26, 1999, the following Reports on the Form 8-K were filed:

     .    Current Report on Form 8-K dated October 6, 1999 reporting under
          Item 5--Other Events was filed announcing AMD's third quarter earnings.

     .    Current Report on Form 8-K dated October 6, 1999 reporting under
          Item 5--Other Events was filed announcing the intention of AMD to sell the Communications Group.

     .    Current Report on Form 8-K dated November 11, 1999 reporting under
          Item 5--Other Events was filed announcing expected revenues in the fourth quarter.

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

Statements of Operations for the three years in the period ended March 31, 2000.............................. 14

Balance Sheets at March 31, 2000 and 1999.................................................................... 15

Statements of Stockholders' Equity for the three years in the period ended March 31, 2000.................... 16

Statements of Cash Flows for the three years in the period ended March 31, 2000.............................. 17

Notes to Financial Statements................................................................................ 18

Report of Ernst & Young, Independent Auditors................................................................ 23

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------
(Thousands except share and per share amounts)

                                                                    2000                   1999                   1998
                                                                    ----                   ----                   ----
Net sales                                                         $526,888               $401,130               $483,937
Expenses:
  Cost of sales                                                    479,621                351,294                294,849
  Selling, general and administrative                               51,997                 42,633                 47,976
                                                                  --------               --------               --------
                                                                   531,618                393,927                342,825
                                                                  --------               --------               --------

Operating income (loss)                                             (4,730)                 7,203                141,112

Interest income                                                          -                      8                     24
Interest expense                                                      (593)                (1,855)                  (881)
Other expense, net                                                    (655)                  (561)                (1,967)
                                                                  --------               --------               --------

Income (loss) before income taxes                                   (5,978)                 4,795                138,288
Provision (benefit) for income taxes                                (2,361)                (6,252)                62,902
                                                                  --------               --------               --------

Net income (loss)                                                 $ (3,617)              $ 11,047               $ 75,386
                                                                  ========               ========               ========

Net income (loss) per common share:
  Basic                                                           $  (5.69)              $  17.37               $ 118.53
  Diluted                                                         $  (5.69)              $  17.37               $ 118.53

Shares used in per share calculation
  Basic                                                            636,000                636,000                636,000
  Diluted                                                          636,000                636,000                636,000

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

BALANCE SHEETS
MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------------
(Thousands except share and per share amounts)


                                                                          2000                  1999
                                                                          ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                            $        9            $        8
  Deposits with affiliates                                                 22,534                     -
  Accounts receivable from affiliates                                      70,561                64,007
  Inventories:
    Raw materials and supplies                                              6,406                 4,471
    Work-in-process                                                        53,990                57,760
    Finished goods                                                          1,828                 2,339
                                                                       ----------            ----------
           Total inventories                                               62,224                64,570
  Deferred tax assets                                                       3,109                     -
  Other current assets                                                        697                   299
                                                                       ----------            ----------
           Total current assets                                           159,134               128,884
Property, plant and equipment:
  Equipment                                                             1,183,231               944,936
  Buildings                                                               150,099               131,016
  Construction in progress                                                  4,823                 3,866
                                                                       ----------            ----------
           Total property, plant and equipment                          1,338,153             1,079,818
  Accumulated depreciation                                               (800,160)             (507,449)
                                                                       ----------            ----------
           Property, plant and equipment, net                             537,993               572,369
Other assets                                                               11,050                11,895
                                                                       ----------            ----------
TOTAL                                                                  $  708,177            $  713,148
                                                                       ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to affiliates                                           $        -            $  114,036
  Accounts payable                                                         68,450                34,998
  Payables to affiliates                                                   36,053                29,200
  Accrued liabilities                                                       6,463                11,307
  Income taxes payable                                                     20,725                    17
                                                                       ----------            ----------
           Total current liabilities                                      131,691               189,558
Deferred income taxes                                                      53,424                59,610
Other accrued liabilities                                                   1,375                 1,269
Commitments                                                                     -                     -
Stockholders' equity:
  Common stock, par value $500; 800,000 shares authorized;
   636,000 shares issued and outstanding in 2000 and 1999                 318,790               318,790
  Retained earnings                                                       211,361               214,978
  Accumulated other comprehensive loss                                     (8,464)              (71,057)
                                                                       ----------            ----------
           Total stockholders' equity                                     521,687               462,711
                                                                       ----------            ----------
TOTAL                                                                  $  708,177            $  713,148
                                                                       ==========            ==========

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 2000
---------------------------------------------------------------------------------------------------------------
(Thousands except share amounts)

                                               Common Stock
                                       --------------------------                  Accumulated
                                          Number                                      Other           Total
                                            of                       Retained     Comprehensive   Stockholders'
                                          Shares        Amount       Earnings         Loss           Equity
                                       ------------  ------------  ------------   -------------   -------------
March 31, 1997                              636,000   $   318,790   $   128,545     $   (83,430)    $   363,905

Comprehensive income:
  Net income                                      -             -        75,386               -          75,386
  Other comprehensive loss:
    Net change in accumulated translation
    adjustment                                    -             -             -         (27,761)        (27,761)
                                                                                                    -----------
  Total comprehensive income                      -             -             -               -          47,625
                                       ------------  ------------  ------------   -------------     -----------

March 31, 1998                              636,000       318,790       203,931        (111,191)        411,530

Comprehensive income:
  Net income                                      -             -        11,047                          11,047
  Other comprehensive income:
    Net change in accumulated translation
    adjustment                                    -             -             -          40,134          40,134
                                                                                                    -----------
  Total comprehensive income                      -             -             -               -          51,181
                                       ------------  ------------  ------------   -------------     -----------
March 31, 1999                              636,000       318,790       214,978         (71,057)        462,711

Comprehensive income:
  Net loss                                        -             -        (3,617)              -          (3,617)
  Other comprehensive income:
    Net change in accumulated translation
    adjustment                                    -             -             -          62,593          62,593
                                                                                                    -----------
  Total comprehensive income                      -             -             -               -          58,976
                                       ------------  ------------  ------------   -------------     -----------
March 31, 2000                              636,000   $   318,790   $   211,361     $    (8,464)    $   521,687
                                       ============  ============  ============   =============     ===========

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED MARCH 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
(Thousands)
                                                                            2000            1999           1998
                                                                            ----            ----           ----
Cash flows from operating activities:
  Net income (loss)                                                       $  (3,617)      $  11,047      $  75,386
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                             218,081         181,415        146,637
   Amortization                                                                 368           1,848          1,061
   Net loss on disposal of property, plant and equipment                        673             179            433
   Changes in operating assets and liabilities:
    Increase in deposits with an affiliate                                  (21,474)              -              -
    Net (increase) decrease in receivables, inventories,
      prepaid expenses and other assets                                       8,348           5,745        (66,631)
    Net increase (decrease) in deferred income tax liabilities              (13,601)         (7,928)        11,719
    Increase (decrease) in income taxes payable                              19,732         (32,842)         3,893
    Net increase (decrease) in payables
      and accrued liabilities                                                23,969         (79,872)        90,721
                                                                          ---------       ---------      ---------
Net cash provided by operating activities                                   232,479          79,592        263,219
                                                                          ---------       ---------      ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                (109,310)       (101,964)      (303,834)
  Proceeds from sale of property, plant and equipment                           242              85            702
                                                                          ---------       ---------      ---------
Net cash used in investing activities                                      (109,068)       (101,879)      (303,132)
                                                                          ---------       ---------      ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                  342,787         384,884        242,368
  Payments on debt                                                         (466,200)       (374,384)      (194,221)
                                                                          ---------       ---------      ---------
Net cash provided by (used in) financing activities                        (123,413)         10,500         48,147
                                                                          ---------       ---------      ---------

Net increase (decrease) in cash                                                  (2)        (11,787)         8,234
Net effect of exchange rate changes on cash                                       3             342           (848)
Cash at beginning of year                                                         8          11,453          4,067
                                                                          =========       =========      =========
Cash at end of year                                                               9               8      $  11,453
                                                                          =========       =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                              $     601       $   1,910      $     881
                                                                          =========       =========      =========
    Income taxes                                                          $      18       $  32,608      $  47,225
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR.  The Company's fiscal year ends March 31.

ACCOUNTING PRINCIPLES. The accounting records of the Company are maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments that have not been recorded in the legal books of account of the Company but are necessary to conform to generally accepted accounting principles in the United States of America (U.S.
GAAP). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision for deferred income taxes, and adjustments stemming from the translation of the Company's financial statements into the U.S. dollar for reporting purposes.

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

UNIT SELLING PRICE. In June 1999, a new transfer price agreement, which includes the basis for determining the unit selling price, was approved by the Board of Directors. Under the old transfer price agreement, the unit selling price to Fujitsu and AMD was calculated based on a percentage of their ultimate average selling price at a predetermined, nonnegotiable exchange rate. Under the new transfer price agreement, the unit selling price is calculated using approximately 106 percent of cost of sales based on the Commercial Code in Japan. The change is retroactively applied to the unit selling price of products shipped on and after April 1, 1999.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

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

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per share has been computed using the weighted-average common shares outstanding. The Company has no potentially dilutive securities.

NEW ACCOUNTING PRONOUNCEMENTS. In 1999, the Financial Standards Board extended the adoption date of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment of SFAS 133, defers implementation of SFAS until fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 in fiscal 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at a fair value. Derivatives that are not hedges must be adjusted to fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value is ineffective as a hedge will be immediately recognized in the results of operations. The Company does not currently use derivative instruments; therefore SFAS 133 is expected to have no impact on the Company's financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for the Company, will be the fourth quarter of fiscal 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions," however, such guidance has not been issued to date. Although the Company cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, the Company is still in the process of assessing the impact of SAB 101 on its results of operations, financial position, and cash flows based upon the most current information.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements.

FINANCIAL PRESENTATION. The Company has reclassified certain prior year amounts on the financial statements to conform to the current year presentation.

3. RELATED PARTY TRANSACTIONS

The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest, and Fujitsu having the remaining interest. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company's accounts receivable and sales as of and for the years ended March 31, 2000, 1999 and 1998 were with these related parties. FASL made purchases from AMD and Fujitsu totaling $59 million, $49 million and $62 million in 2000, 1999 and 1998, respectively. At March 31, 2000 and 1999, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries approximately $36 million and $142 million, respectively, which consisted of loan, trade and royalty payables.

The Company has an agreement with Fujitsu Capital Limited (FCAP), a wholly owned

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

subsidiary of Fujitsu, to provide financing to FASL at lower interest rates than banks. Had the Company obtained financing from a lender other than FCAP, the additional interest expense would have been immaterial. FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL II, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation is in progress and the facility is expected to cost approximately $1 billion when fully equipped. Approximately $439 million of the cost of the facility has been funded as of March 31, 2000. Capital expenditures for FASL II construction to date have been funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II, AMD and Fujitsu may be required to contribute cash or guarantee third-party loans in proportion to their respective interests in FASL. At March 31, 2000, AMD and Fujitsu did not have any loan guarantees outstanding with respect to such loans. The planned FASL II costs are denominated in yen and are therefore subject to change due to foreign exchange rate fluctuations.

The Company has a severance benefit package for employees formerly employed by Fujitsu. FASL accrues the Company's share of severance benefits at year-end in an amount to be settled with Fujitsu if the eligible employee terminates their service with FASL and returns to Fujitsu or another Fujitsu group company.

4.  COMPREHENSIVE LOSS

As required under Statement of Financial Accounting Standards No. 130 (SFAS
130), unrealized gains or losses on foreign currency translation adjustments, are included in other comprehensive loss.

As of March 31, 2000 and March 31, 1999 the components of accumulated other comprehensive loss, consisting only of cumulative translation adjustments, were $ 8,464,000 and $71,057,000, respectively.

5.  INCOME TAXES

Provision for income taxes consists of:

---------------------------------------------------------------------------------------------------------

     (Thousands)                                         2000                1999              1998
                                              -----------------------------------------------------------
     Current:
        Foreign National                               $ 13,134            $  (226)          $33,935
        Foreign Local                                     6,661               (117)           17,248
     Deferred:
        Foreign National and Local                      (22,156)            (5,909)           11,719
                                                       --------            -------           -------
     Provision (benefit) for income taxes              $ (2,361)           $(6,252)          $62,902
                                                       ========            =======           =======
---------------------------------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2000 and 1999 are as follows:

------------------------------------------------------------------------------------------
(Thousands)                                                2000                  1999
                                                    --------------------------------------
Deferred tax assets:
   Inventory reserves                                   $   2,958              $      -
   Tax loss carryforward                                        -                 5,682
   Enterprise tax                                           1,819                     -
   Accrued expenses not currently deductible                1,328                 2,265
                                                        ---------              --------
       Total deferred tax assets                            6,105                 7,947
                                                        ---------              --------

Deferred tax liabilities:
   Depreciation                                           (53,895)              (65,749)
   Sales reserves                                               -                (6,752)
   Inventory reserves                                      (2,327)                  (50)
   Other                                                     (198)                 (174)
                                                        ---------              --------
       Total deferred tax liabilities                      56,420               (72,725)
                                                        ---------              --------
Net deferred tax liabilities                            $ (50,315)             $(64,778)
                                                        =========              ========
------------------------------------------------------------------------------------------

The following is a reconciliation between statutory Japanese income taxes and the total provision (benefit) for income taxes:

---------------------------------------------------------------------------------------------------------------------------------

                                                     2000                             1999                         1998
                                           --------------------------------------------------------------------------------------
(Thousands except percent)                    Tax            Rate           Tax              Rate         Tax          Rate
                                           --------------------------------------------------------------------------------------
Statutory income tax provision (benefit)   $(2,460)           41.2%         $ 2,238            46.7%      $ 69,700      50.4%
Permanent book/tax differences                  81            (1.4)             (55)           (1.1)            49       0.0
Inhabitant tax per capita                       36            (0.6)              31             0.6             33       0.0
Effect of tax rate change                        -              --           (8,131)         (169.6)        (5,533)     (4.0)
Other                                          (18)            0.3             (335)           (7.0)        (1,347)     (0.9)
                                           -------          ------          -------          ------       --------    ------
                                           $(2,361)           39.5%         $(6,252)         (130.4)%     $ 62,902      45.5%
                                           =======          ======          =======          ======       ========    ======
---------------------------------------------------------------------------------------------------------------------------------

6. SEGMENT REPORTING

As required by SFAS 131, the Company has determined it has only one principle business and one reportable segment: non-volatile memory devices. FASL derives all of its revenues from sales of only one product, Flash memory devices, and is not organized by multiple operating segments for the purposes of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable segment.

The Company derives revenues from its sales to AMD and Fujitsu. All long-lived assets are located in Japan.

7. COMMITMENTS

At March 31, 2000, the Company had commitments of approximately $154 million for the purchase and installation of equipment in FASL facilities.

The Company leases the land from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. In addition, certain manufacturing equipment is used under operating lease contracts. For each of the next five years and beyond, lease obligations are:

-----------------------------------------

(Thousands)

Years ending March 31:          Leases
                            -------------

2001                            $12,219
2002                              7,122
2003                              1,112
2004                                452
2005                                452
2006 and thereafter               8,243
                                -------
Total                           $29,600
                                =======
-----------------------------------------

Rent expense was $12,897,000, $5,402,000 and $1,151,000 in 2000, 1999 and 1998,
respectively.

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

9. SUBSEQUENT EVENT

On July 20, 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as JV3, is expected to cost approximately $1.3 billion when fully equipped. Capital expenditures for JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL.

                        Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 2000 and 1999, and the related statements of operations, stockholders', equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Ernst & Young

Tokyo, Japan
September 18, 2000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADVANCED MICRO DEVICES, INC.
                                    Registrant

September 21, 2000
                                    By: /s/ Francis P. Barton
                                        ---------------------------
                                            Francis P. Barton
                                            Senior Vice President,
                                            Chief Financial Officer,