Form 10-Q
period 2000-10-01
ADVANCED MICRO DEVICES INC
filed 2000-11-13
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended October 1, 2000
                                    ---------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number  1-7882
                      -----------------


                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                   94-1692300
---------------------------------------    ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                        94088
---------------------------------------              -------------
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

                    Yes   X     No_______
                       -------

The number of shares of $0.01 par value common stock outstanding as of November 2, 2000: 313,411,939

INDEX
-----

Part I.  Financial Information
         ---------------------

                                                                                         Page No.
                                                                                        ---------
          Item 1.  Financial Statements
                   Condensed Consolidated Statements of Operations -
                      Quarter Ended October 1, 2000 and September 26, 1999                        3
                      and Nine Months Ended October 1, 2000 and September 26, 1999

                   Condensed Consolidated Balance Sheets -
                   October 1, 2000 and December 26, 1999                                          4

                   Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended October 1, 2000 and September 26, 1999                       5

                   Notes to Condensed Consolidated Financial Statements (unaudited)               6

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                      13

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    37

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                                             37

          Item 6.  Exhibits and Reports on Form 8-K                                              37

          Signature                                                                              38

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                       Quarter Ended                      Nine Months Ended
                                                             --------------------------------      -------------------------------
                                                              October 1,        September 26,       October 1,       September 26,
                                                                 2000                1999              2000               1999
                                                             -----------        -------------      -----------       -------------
Net sales                                                    $ 1,206,549        $     662,192      $ 3,469,015       $   1,888,894

Expenses:
   Cost of sales                                                 639,010              474,119        1,857,334           1,382,889
   Research and development                                      162,764              157,626          479,712             484,850
   Marketing, general and administrative                         141,931              129,437          438,259             381,267
   Restructuring and other special charges                             -                    -                -              32,530
                                                             -----------        -------------      -----------       -------------
                                                                 943,705              761,182        2,775,305           2,281,536
                                                             -----------        -------------      -----------       -------------

Operating income (loss)                                          262,844              (98,990)         693,710            (392,642)

Gain on sale of Legerity                                         336,899                    -          336,899                   -
Gain on sale of Vantis                                                 -                    -                -             432,059
Interest income and other, net                                    19,789                6,757           60,852              24,777
Interest expense                                                 (17,382)             (18,033)         (40,105)            (56,883)
                                                             -----------        -------------      -----------       -------------

Income (loss) before income taxes, equity in net income
of joint venture and extraordinary item                          602,150             (110,266)       1,051,356               7,311
Provision for income taxes                                       175,009                    -          226,787             167,350
                                                             -----------        -------------      -----------       -------------

Income (loss) before equity in net income of joint venture
and extraordinary item                                           427,141             (110,266)         824,569            (160,039)
Equity in net income of joint venture                              4,406                4,721            3,469               6,023
                                                             -----------        -------------      -----------       -------------

Income (loss) before extraordinary item                          431,547             (105,545)         828,038            (154,016)

Extraordinary item - loss on debt retirement net
 of tax benefit                                                   22,980                    -           22,980                   -
                                                             -----------        -------------      -----------       -------------

Net income (loss)                                            $   408,567        $    (105,545)     $   805,058       $    (154,016)
                                                             ===========        =============      ===========       =============
Net income (loss) per common share:

   Basic:
   Income (loss) before extraordinary item                   $      1.38        $       (0.36)     $      2.69       $       (0.52)
                                                             ===========        =============      ===========       =============
   Extraordinary item                                        $      0.07        $           -      $      0.08       $           -
                                                             ===========        =============      ===========       =============
   Net income (loss)                                         $      1.31        $       (0.36)     $      2.61       $       (0.52)
                                                             ===========        =============      ===========       =============
   Diluted:
   Income (loss) before extraordinary item                   $      1.24        $       (0.36)     $      2.42       $       (0.52)
                                                             ===========        =============      ===========       =============
   Extraordinary item                                        $      0.06        $           -      $      0.06       $           -
                                                             ===========        =============      ===========       =============
   Net income (loss)                                         $      1.18        $       (0.36)     $      2.36       $       (0.52)
                                                             ===========        =============      ===========       =============
Shares used in per share calculation:
   Basic                                                         311,943              295,223          307,942             293,934
                                                             ===========        =============      ===========       =============
   Diluted                                                       352,893              295,223          350,082             293,934
                                                             ===========        =============      ===========       =============

See accompanying notes
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                                       October 1,              December 26,
                                                                                         2000                    1999 *
                                                                                 --------------------    ----------------------
                                                                                      (unaudited)
Assets
------

Current assets:
    Cash and cash equivalents                                                    $            582,299    $              294,125
    Short-term investments                                                                    651,198                   302,386
                                                                                 --------------------    ----------------------
       Total cash, cash equivalents and short-term investments                              1,233,497                   596,511
    Accounts receivable, net                                                                  687,692                   429,809
    Inventories:
       Raw materials                                                                           10,183                    10,236
       Work-in-process                                                                        173,613                    97,143
       Finished goods                                                                         106,630                    90,834
                                                                                 --------------------    ----------------------
          Total inventories                                                                   290,426                   198,213
    Deferred income taxes                                                                      73,981                    55,956
    Prepaid expenses and other current assets                                                 167,253                   129,389
                                                                                 --------------------    ----------------------
       Total current assets                                                                 2,452,849                 1,409,878
Property, plant and equipment, at cost                                                      5,205,903                 4,938,302
Accumulated depreciation and amortization                                                  (2,700,102)               (2,415,066)
                                                                                 --------------------    ----------------------
       Property, plant and equipment, net                                                   2,505,801                 2,523,236
Investment in joint venture                                                                   266,232                   273,608
Other assets                                                                                  147,110                   170,976
                                                                                 --------------------    ----------------------
                                                                                 $          5,371,992    $            4,377,698
                                                                                 ====================    ======================
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                                             $            387,019    $              387,193
    Accrued compensation and benefits                                                         175,458                    91,900
    Accrued liabilities                                                                       289,372                   273,689
    Income taxes payable                                                                       25,696                    17,327
    Deferred income on shipments to distributors                                              113,755                    92,917
    Current portion of long-term debt, capital lease obligations and other                     73,026                    47,626
                                                                                 --------------------    ----------------------
       Total current liabilities                                                            1,064,326                   910,652

Deferred income taxes                                                                         182,977                    60,491
Long-term debt, capital lease obligations and other, less current portion                   1,223,475                 1,427,282

Commitments and contingencies

Stockholders' equity:
    Common stock, par value                                                                     3,226                     2,992
    Capital in excess of par value                                                          1,311,042                 1,120,460
    Retained earnings                                                                       1,678,293                   873,235
    Accumulated other comprehensive loss                                                      (91,347)                  (17,414)
                                                                                 --------------------    ----------------------
       Total stockholders' equity                                                           2,901,214                 1,979,273
                                                                                 --------------------    ----------------------
                                                                                 $          5,371,992    $            4,377,698
                                                                                 ====================    ======================

    * Amounts as of December 26, 1999 were derived from the December 26, 1999 audited financial statements.

    See accompanying notes
    ----------------------

                                       ADVANCED MICRO DEVICES, INC.
                                       ----------------------------
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -----------------------------------------------
                                               (Unaudited)
                                               (Thousands)
                                                                                                Nine Months Ended
                                                                                          -----------------------------
                                                                                          October 1,      September 26,
                                                                                             2000              1999
                                                                                          -----------     -------------
Cash flows from operating activities:
   Net income (loss)                                                                      $   805,058     $   (154,016)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Gain on sale of Legerity                                                              (336,899)               -
       Gain on sale of Vantis                                                                       -         (432,059)
       Extraordinary item - loss on debt retirement
        net of tax benefit                                                                     22,981                -
       Depreciation and amortization                                                          429,461          385,590
       Net change in deferred income taxes                                                    104,461          164,343
       Restructuring and other special charges                                                      -           25,038
       Foreign grant and subsidy income                                                       (27,975)         (37,852)
       Net loss on disposal of property, plant and equipment                                    7,354            8,305
       Net gain realized on sale of available-for-sale securities                                   -           (4,250)
       Undistributed income of joint venture                                                   (3,469)          (6,023)
       Recognition of deferred gain on sale of building                                        (1,261)          (1,260)
       Net compensation recognized under employee stock plans                                   3,712              399
       Changes in operating assets and liabilities:
        Customer deposits under purchase agreements                                           142,500                -
        Net increase in receivables, inventories,
         prepaid expenses and other assets                                                   (368,774)        (104,551)
        Income tax benefits from employee stock option exercises                               71,197                -
        Net increase in payables and accrued liabilities                                       98,332           89,749
        Increase (decrease) in income tax payable                                               8,369          (12,793)
                                                                                          -----------       ----------
Net cash provided by (used in) operating activities                                           955,047          (79,380)

Cash flows from investing activities:
   Proceeds from sale of Legerity                                                             375,000                -
   Proceeds from sale of Vantis                                                                     -          454,269
   Purchase of property, plant and equipment                                                 (577,177)        (495,044)
   Proceeds from sale of property, plant and equipment                                         12,243            3,342
   Purchase of available-for-sale securities                                               (2,709,408)      (1,274,591)
   Proceeds from  sale of available-for-sale securities                                     2,359,185        1,315,617
                                                                                           ----------        ---------
Net cash (used in) provided by investing activities                                          (540,157)           3,593

Cash flows from financing activities:
   Proceeds from borrowings                                                                   145,910           22,864
   Retirement of debt and payments on debt and capital lease obligations                     (394,306)         239,392
   Proceeds from issuance of stock                                                            115,907           33,143
                                                                                          -----------       ----------
Net cash used in financing activities                                                        (132,489)        (183,385)

Effect of exchange rate changes on cash and cash equivalents                                   5,773            (9,469)
                                                                                         -----------       -----------
Net increase (decrease) in cash and cash equivalents                                         288,174          (268,641)
Cash and cash equivalents at beginning of period                                             294,125           361,908
                                                                                         -----------       -----------
Cash and cash equivalents at end of period                                               $   582,299       $    93,267
                                                                                         ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid for:

     Interest                                                                            $    84,831       $    68,159
                                                                                         ===========       ===========
     Income taxes                                                                        $    20,908       $    10,220
                                                                                         ===========       ===========

See accompanying notes
----------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

     The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended October 1, 2000 and September 26, 1999 each included 13 weeks.

2.   Available-For-Sale Securities

     The following is a summary of available-for-sale securities:


                                                                   October 1,
     (Thousands)                                                      2000
                                                                  -------------
     Cash equivalents:
      Bank note                                                    $      46,970
      Money market funds                                                 315,891
      Federal agency note                                                  9,678
                                                                   -------------
        Total cash equivalents                                     $     372,539
                                                                   =============

     Short-term investments:
      Federal agency notes                                         $      33,331
      Money market auction rate preferred stocks                         246,537
      Certificates of deposit                                             19,965
      Corporate notes                                                      9,412
      Commercial paper                                                   341,953
                                                                   -------------
        Total short-term investments                               $     651,198
                                                                   =============

     Long-term investments:
        Equity investments                                         $      23,372
        Commercial paper                                                   9,999
        Treasury notes                                                     2,105
                                                                   -------------
          Total long-term investments (included in other assets)   $      35,476
                                                                   =============

3.  Net Income (Loss) per Common Share

    Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, restricted stock and shares issuable upon the conversion of convertible debt. These potential common shares are not included in the computation of net loss per share for the periods ended September 26, 1999 as their effect is antidilutive. The following table sets forth the components of basic and diluted income (loss) per common share:

                                                                     Quarter Ended                    Nine Months Ended
                                                               -------------------------         ----------------------------
                                                               October 1,     September 26,      October 1,      September 26,
(Thousands except per share data)                                2000             1999              2000             1999
                                                               --------       ----------         ---------       ------------
Numerator:
  Numerator for basic income (loss) per common share
   before extraordinary item                                   $431,547       $(105,545)         $828,038        $(154,016)
  Numerator for basic extraordinary item per common share        22,980               -            22,980                -
                                                               --------       ---------          --------        ---------
  Numerator for basic net income (loss) per common share       $408,567       $(105,545)         $805,058        $(154,016)

  Numerator for basic income (loss) per common share
   before extraordinary item                                   $431,547       $(105,545)         $828,038        $(154,016)
  Effect of adding back interest expense associated with
   convertible debentures                                         6,410               -            20,381                -
                                                               --------       ---------          --------        ---------
  Numerator for diluted income (loss) per common share
   before extraordinary item                                    437,957        (105,545)          848,419         (154,016)
  Numerator for diluted extraordinary loss per common share      22,980               -            22,980                -
                                                               --------       ---------          --------        ---------
  Numerator for diluted net income (loss) per common share     $414,977       $(105,545)         $825,439        $(154,016)
                                                               --------       ---------          --------        ---------
Denominator:
  Denominator for basic income (loss) per common share
   --weighted-average shares                                    311,943         295,223           307,942          293,934
  Effect of dilutive securities:
    Employee stock options                                       12,996               -            14,172                -
    Convertible debentures                                       27,954               -            27,969                -
                                                               --------       ---------          --------        ---------
  Dilutive potential common shares                               40,950               -            42,141                -
                                                               --------       ---------          --------        ---------
  Denominator for diluted income (loss) per common share
   --adjusted weighted-average shares                           352,893         295,223           350,083          293,934
                                                               ========       =========          ========        =========
Income (loss) per common share:
  Basic:
    Income (loss) before extraordinary item                    $   1.38       $   (0.36)         $   2.69        $   (0.52)
                                                               ========       =========          ========        =========
    Extraordinary item; debt                                   $   0.07       $       -          $   0.08        $       -
                                                               ========       =========          ========        =========
    Net income (loss)                                          $   1.31       $   (0.36)         $   2.61        $   (0.52)
                                                               ========       =========          ========        =========
  Diluted:
    Income (loss) before extraordinary item                    $   1.24       $   (0.36)         $   2.42        $   (0.52)
                                                               ========       =========          ========        =========
    Extraordinary item: debt                                   $   0.06       $       -          $   0.06                -
                                                               ========       =========          ========        =========
    Net income (loss)                                          $   1.18       $   (0.36)         $   2.36        $   (0.52)
                                                               ========       =========          ========        =========

    On August 21, 2000, the Company effected a two-for-one stock split in the form of a stock dividend of one share of common stock for each share of AMD common stock held on August 7, 2000. Share and per share amounts have been adjusted for all prior periods presented to give effect to the stock split.

4.  Investment in Joint Venture

    In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At October 1, 2000, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $3,549,000. The following are the significant FASL related-party transactions and balances recorded by AMD:

                                 Quarter Ended              Nine Months Ended
                          ---------------------------   ---------------------------
                          October 1,    September 26,   October 1,    September 26,
     (Thousands)             2000           1999           2000           1999
                          ----------    -------------   ----------    -------------
     Royalty income       $    8,236     $      5,731   $   20,139    $      16,468
     Purchases               107,318           73,159      261,977          191,935

                          October 1,    December 26,
     (Thousands)             2000           1999
                          ----------    ------------
     Royalty receivable   $   14,736    $      6,601
     Accounts payable         65,499          35,701

  The following is condensed unaudited financial data of FASL:

                                 Quarter Ended              Nine Months Ended
                          ---------------------------   ---------------------------
                          October 1,    September 26,   October 1,    September 26,
     (Thousands)             2000           1999           2000           1999
                          ----------    -------------   ----------    -------------
     Net sales             $ 200,809    $     139,868   $  502,838    $     355,538
     Gross profit             19,513           12,335       22,811           31,005
     Operating income         18,599           11,430       20,276           28,873
     Net income               11,270            6,589       12,115           16,469

     The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the related party transactions between FASL and the Company which are reflected on the Company's condensed consolidated statements of operations.

5.   Segment Reporting

     In the third quarter of 2000, AMD operated in three reportable segments: the Core Products segment, the Voice Communications segment and the Foundry Services segment. AMD revised its segments in the third quarter of fiscal 2000 to reflect the sale of 90 percent of its former voice communications products business, Legerity, Inc., formerly a wholly owned subsidiary of AMD. Prior period segment information has been restated to conform to the current period presentation. The Core Products segment includes microprocessors, core logic products, embedded processors, Flash memory devices, networking products and Erasable Programmable Read-Only Memory (EPROM) devices. The Voice Communications segment included telecommunication products. Following the sale of Legerity on August 4, 2000, the Company will not have any further sales in the Voice Communications segment. The Foundry Services segment includes sales by Vantis, AMD's former programmable logic subsidiary, prior to its sale and fees for services provided to Legerity and Vantis subsequent to their sales. After the third quarter of 2000, Voice Communications will no longer be a reportable segment as a result of its sale.

                                                                       Quarter Ended              Nine Months Ended
                                                                ---------------------------   ---------------------------
     (Thousands)                                                October 1,    September 26,   October 1,    September 26,
     Net sales:                                                    2000           1999           2000           1999
                                                                ----------    -------------   ----------    -------------
         Core Products segment
           External customers                                   $1,143,488    $     602,143   $ 3,239,035   $    1,759,189
           Intersegment sales                                            -                -             -           32,626
                                                                ----------    -------------   -----------    -------------
                                                                 1,143,488          602,143     3,239,035        1,791,815
         Voice Communications segment external customers            17,427           41,774       140,309          108,966
         Foundry Services segment external customers                45,634           18,273        89,671           20,739
         Elimination of intersegment sales                               -                -             -          (32,626)
                                                                ----------        ---------    ----------       ----------
             Total Net sales                                    $1,206,549        $ 662,190    $3,469,015       $1,888,894
                                                                ==========        =========    ==========       ==========

     Segment operating income (loss):
         Core Products segment                                  $  267,883        $ (99,414)   $  640,591       $ (398,591)
         Voice Communications segment                               (3,560)           1,996        32,387             (501)
         Foundry Services segment                                   (1,479)          (1,572)       20,732            6,450
                                                                ----------        ---------    ----------       ----------
             Total segment operating income (loss)                 262,844          (98,990)      693,710         (392,642)
         Interest income and other, net                             19,789            6,757        60,852           24,777
         Gain on sale of Legerity                                  336,899                -       336,899                -
         Gain on sale of Vantis                                          -                -             -          432,059
         Interest expense                                          (17,382)         (18,033)      (40,105)         (56,883)
         Provision for income taxes                               (175,009)               -      (226,787)        (167,350)
         Equity in net income of FASL                                4,406            4,721         3,469            6,023
         Extraordinary item - loss on debt
           retirement net of tax benefit                           (22,980)               -       (22,980)               -
                                                                ----------        ---------    ----------       ----------
             Net income (loss)                                  $  408,567        $(105,545)   $  805,058       $ (154,016)
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

The following are the components of comprehensive income (loss):

                                                               Quarter Ended                  Nine Months Ended
                                                        ----------------------------    -----------------------------
                                                         October 1,    September 26,     October 1,    September 26,
     (Thousands)                                            2000           1999             2000           1999
                                                        -----------   --------------    -----------   ---------------
     Net income (loss)                                    $408,567        $(105,545)      $805,058         $(154,016)

     Foreign currency translation adjustments              (39,760)          49,423        (72,523)           19,433
     Unrealized gains on securities, net of tax:
        Unrealized gains (losses) on investments arising
            during the period                               (3,974)           6,377         (1,410)           14,246
        Less: Reclassification adjustment for
            gains included in earnings                           -                -              -            (3,453)
                                                          --------        ---------       --------         ---------
     Other comprehensive gain (loss)                       (43,734)          55,800        (73,933)           30,226
                                                          --------        ---------       --------         ---------
     Comprehensive income (loss)                          $364,833        $ (49,745)      $731,125         $(123,790)
                                                          ========        =========       ========         =========

     The components of accumulated other comprehensive loss are as follows:

                                                 October 1,   December 26,
     (Thousands)                                    2000          1999
                                                 ----------   ------------
     Unrealized gain on investments, net of
      tax                                        $  12,868       $ 14,278
     Cumulative translation adjustments           (104,215)       (31,692)
                                                 ---------       --------
                                                 $ (91,347)      $(17,414)
                                                 =========       ========

7.   Sale of Legerity

     On August 4, 2000, the Company completed the sale of 90 percent of Legerity for approximately $375 million in cash. Prior to the sale, Legerity was a wholly owned subsidiary of AMD, engaging in voice communication products business. Net assets sold totaled $30 million and the Company incurred $8 million in selling expenses resulting in a gain on the sale of $337 million. The Company has retained a 10 percent ownership interest in the business and also has a warrant to acquire approximately an additional 10 percent. As part of the transaction, the Company negotiated various service contracts with Legerity to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.

8.   Restructuring and Other Special Charges

     Restructuring and other special charges were zero in the first nine months of 2000 and $38 million during the year ended December 26, 1999. These charges were the result of the Company's efforts to better align its cost structure with expected revenue growth rates.

     The charges against accruals for restructuring and other special charges through the quarter ended October 1, 2000 are as follows:

                                     Severance
                                        and                               Equipment   Discontinued
                                      Employee                             Disposal      System
(Thousands)                           Benefits   Facilities   Equipment     Costs       Projects       Total
                                     ----------  -----------  ----------  ----------  -------------  ---------
Q1 99 provision                        $   779        $   -    $  8,148     $     -        $ 6,089   $ 15,016
Non-cash charges                             -            -      (8,148)          -         (6,089)   (14,237)
                                       -------        -----    --------     -------   ------------   --------
Accruals at March 28, 1999                 779            -           -           -              -        779
Q2 99 provision                          2,245          968      10,801       3,500              -     17,514
Cash charges                            (1,360)           -           -           -              -     (1,360)
Non-cash charges                             -            -     (10,801)          -              -    (10,801)
                                       -------        -----    --------     -------   ------------   --------
Accruals at June 27, 1999                1,664          968           -       3,500              -      6,132
Cash charges                            (1,664)         (35)          -      (1,067)             -     (2,766)
                                       -------        -----    --------     -------   ------------   --------
Accruals at September 26, 1999               -          933           -       2,433              -      3,366
Q4 99 provision                              -            -       4,820         880              -      5,700
Cash charges                                 -          (21)          -        (870)             -       (891)
Non-cash charges                             -            -      (4,820)          -              -     (4,820)
                                       -------        -----    --------     -------   ------------   --------
Accruals at December 26, 1999                -          912           -       2,443              -      3,355
Cash charges                                 -         (307)          -        (106)             -       (413)
                                       -------        -----    --------     -------   ------------   --------
Accruals at April 2, 2000                    -          605           -       2,337              -      2,942
Cash charges                                 -            -           -      (2,337)             -     (2,337)
                                       -------        -----    --------     -------   ------------   --------
Accruals at July 2, 2000                     -          605           -           -              -        605
Cash charges                                 -          (72)          -           -              -        (72)
                                       -------        -----    --------     -------   ------------   --------
Accruals at October 1, 2000            $     -        $ 533    $      -     $     -        $     -   $    533
                                       =======        =====    ========     =======   ============   ========


     The Company anticipates that the remaining accruals for closed sales office facilities will be utilized over the period through lease termination in the second quarter of 2002.

9.   Debt

     On August 2, 2000, the Company repurchased $356 million of the $400 million aggregate principal amount of its 11% Senior Secured Notes due 2003 (the Senior Secured Notes) at a premium of $36 million. This amount has been recorded as an extraordinary loss of approximately $23 million net of a tax benefit of $13 million.

10.  Contingencies

     Ellis Investment Co., Ltd., et al v. AMD, et al. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that were consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc., et al. Following appointment of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al. On September 5, 2000, the parties stipulated to and the United States District Court for the Northern District of California entered an order whereby all plaintiffs' claims and causes of action against all defendants were voluntarily dismissed without prejudice.

11.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS, No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 as of the beginning of the Company's fiscal year 2001. The Company's foreign currency exchange rate hedging activities have been insignificant to date and the Company does not believe that SFAS No. 133 will have a material impact on its financial position, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for the Company, is the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has recently issued implementation guidance in the form of "Frequently Asked Questions and Answers." The Company's preliminary conclusion is that the implementation of SAB 101 will not have a material impact on its financial position, results of operations or cash flows for the year ending December 31, 2000.

     In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company's management believes that FIN 44 will not have a significant effect on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on our current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to increase customer and market acceptance of AMD Athlon and AMD Duron microprocessors, our seventh-generation microprocessors; our ability to maintain average selling prices for our seventh-generation microprocessors; the effect of foreign currency hedging transactions; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); our ability to ramp production in Dresden Fab 30; and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in this report and our audited Financial Statements and related notes as of December 26, 1999, and December 27, 1998, and for each of the three years in the period ended December 26, 1999 as filed in the Company's Annual Reports on Form 10-K.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, K86, AMD-K6, AMD Athlon, AMD Duron and 3DNow! are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Pentium and Celeron are either registered trademarks or trademarks of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

During the nine months ended October 1, 2000, we participated in all three technology areas within the digital integrated circuit (IC) market - memory circuits, logic circuits and microprocessors - through (1) our Core Products segment, which consists of PC Processor products, Flash Memory products and Other IC products, (2) our Voice Communications segment, which consisted of our former Voice Communications products, and (3) our Foundry Services segment, which includes sales by our former programmable logic devices subsidiary, Vantis, prior to its sale, and service fees from Vantis and Legerity, our former Voice Communications business, subsequent to their sales. PC Processor products include AMD seventh-generation microprocessors and AMD-K6(R) family microprocessors. The Other IC products include Embedded Processors, Platform products and Networking products. The Voice Communications segment included the voice telecommunication products of Legerity.

On June 15, 1999, we completed the sale of Vantis to Lattice Semiconductor Corporation. As part of the sale of Vantis, we negotiated various service contracts with Lattice to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Vantis.

On August 4, 2000, we completed the sale of 90 percent of Legerity for approximately $375 million in cash. Prior to the sale, Legerity was a wholly owned subsidiary of AMD, engaging in voice communication products business. We have retained a 10 percent ownership interest in the business and also have a warrant to acquire approximately an additional 10 percent. As part of the transaction, we negotiated various service contracts with Legerity to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.

On August 2, 2000, we retired approximately $356 million aggregate principal amount of our Senior Secured Notes in connection with a tender offer for those notes. We incurred a one-time extraordinary loss of $23 million in connection with the retirement of the debt.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended October 1, 2000, July 2, 2000, and September 26, 1999 each included 13 weeks.

The following is a summary of our net sales by segment for the periods presented below:

                                              Quarter Ended                 Nine Months Ended
                                              -------------                 -----------------
                               October 1,     July 2,    September 26,   October 1,   September 26,
(Millions)                        2000         2000          1999           2000         1999
                               ----------   ----------   -------------   ----------   -------------
Core Products Segment:
  PC Processors                $      625   $      583      $      296    $   1,771      $      892
  Memory Products                     420          362             206        1,109             499
  Other IC Products                    99          138             100          359             282
                               ----------   ----------      ----------    ---------      ----------
                                    1,144        1,083             602        3,239           1,673
Voice Communications Segment           17           63              42          140             109
Foundry Services Segment               46           24              18           90             107
                               ----------   ----------      ----------    ---------      ----------
                               $    1,207   $    1,170      $      662    $   3,469      $    1,889
                               ==========   ==========      ==========    =========      ==========


Net Sales Comparison of Quarters Ended October 1, 2000 and July 2, 2000

Net sales of $1,207 million for the third quarter of 2000 increased by 3 percent compared to net sales of $1,170 million for the second quarter of 2000.

PC Processor products net sales of $625 million increased 7 percent in the third quarter of 2000 compared to the second quarter of 2000. The increase in net sales was primarily due to higher unit sales of our seventh-generation microprocessors, partially offset by lower unit sales of AMD-K6 microprocessors. Overall PC Processor products sales growth in the fourth quarter of 2000 is dependent upon a successful production ramp in Dresden Fab 30, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of our seventh-generation microprocessors, as to which we cannot give any assurance.

Memory products net sales of $420 million increased 16 percent in the third quarter of 2000 compared to the second quarter of 2000 primarily as a result of strong demand for Flash memory devices, which was offset by a decline in net sales of EPROMs. Although demand for Flash memory devices has remained strong, achieving further growth in net sales of Flash memory devices in the fourth quarter of 2000 will depend upon our ability to increase our Flash memory manufacturing capacity, as to which we cannot give any assurance.

The Other IC products net sales of $99 million decreased 28 percent in the third quarter of 2000 compared to the second quarter of 2000 primarily due to decreased net sales of chipsets products and home networking products. The chipsets products decreased 88 percent when compared to the second quarter of 2000 as a result of the availability of superior chipset solutions from third-party suppliers. We plan to continue to cooperate with third-party chipset suppliers to bring superior chipset solutions to the market to support our seventh-generation microprocessors.

Voice Communications segment net sales of $17 million decreased 73 percent in the third quarter of 2000 compared to the second quarter of 2000, primarily because there were only 4 weeks of sales in the third quarter due to the sale of Legerity on August 4, 2000, as compared to a full 13 weeks of sales in the prior quarter. This will be the last quarter we will report sales by the Voice Communications segment.

In the Foundry Services segment, we received service fees of $24 million from Lattice and $22 million from Legerity in the third quarter of 2000 for a total of $46 million compared to $24 million from Lattice in the second quarter of 2000. The increase was primarily due to the service fees received from Legerity in the third quarter of 2000 as a result of the sale of Legerity on August 4, 2000.

Net Sales Comparison of Quarters Ended October 1, 2000 and September 26, 1999

Net sales of $1,207 million for the third quarter of 2000 increased by 82 percent compared to net sales of $662 million for the third quarter of 1999.

PC Processor products net sales of $625 million increased 111 percent in the third quarter of 2000 compared to the same quarter of 1999 primarily due to increased net sales of our seventh-generation microprocessors offset by a decrease in net sales of AMD-K6 microprocessors. Although unit sales of our seventh-generation microprocessors increased, average selling prices decreased as we offered versions over a broader range of performance and price points.

Memory products net sales of $420 million increased by 104 percent in the third quarter of 2000 compared to the same quarter of 1999 as a result of strong growth in demand for Flash memory devices. This increase was slightly offset by lower net sales of EPROMs.

The Other IC products net sales of $99 million in the third quarter of 2000 decreased slightly when compared to the same quarter of 1999 as a result of decreased net sales from Embedded Processors products and chipsets offset by an increase in net sales in networking products.

Voice Communications segment net sales of $17 million decreased 60 percent in the third quarter of 2000 compared to the same quarter of 1999. The decrease was primarily due to only 4 weeks of sales in the third quarter of 2000 because of the sale of Legerity on August 4, 2000, as compared to a full 13 weeks of sales in the third quarter of 1999.

In the Foundry Services segment, we received service fees of $24 million from Lattice and $22 million from Legerity in the third quarter of 2000 for a total of $46 million compared to $18 million in the same quarter of 1999. The increase in service fees was primarily due to the service fees received from Legerity in the third quarter of 2000 as a result of the sale of Legerity on August 4, 2000.

Net Sales Comparison of Nine Months Ended October 1, 2000 and September 26, 1999

Net sales of $3,469 million for the first nine months of 2000 increased by 84 percent compared to net sales of $1,889 million for the first nine months of 1999.

PC Processor products net sales of $1,771 million increased by 99 percent in the first nine months of 2000 compared to the first nine months of 1999 primarily due to increased net sales from our seventh-generation microprocessors. This increase was partially offset by decreased net sales of AMD-K6 microprocessors. Although unit sales of AMD-K6 microprocessors increased, net sales decreased due to declines in average selling prices which were caused by aggressive Intel pricing.

Memory products net sales of $1,109 million increased by 122 percent in the first nine months of 2000 compared to the first nine months of 1999 as a result of strong growth in demand for Flash memory devices. This increase was slightly offset by lower net sales of EPROMs.

The Other IC products net sales of $359 million increased by 27 percent in the first nine months of 2000 compared to the first nine months of 1999. The increase was primarily due to an increase in net sales of chipsets and networking products.

Voice Communications segment net sales of $140 million increased 28 percent in the first nine months of 2000 compared to the first nine months of 1999. The increase was primarily due to increased net sales of telecommunications line-cards, ADSL chips, and internet access applications offset by 31 weeks of sales in the first nine months of 2000 due to the sale of Legerity on August 4, 2000, as compared to a full 39 weeks of sales in the first nine months of 1999.

In the Foundry Services segment, we received service fees of $68 million from Lattice and $22 million from Legerity in the first nine months of 2000 for a total of $90 million. In the first nine months of 1999, Foundry Services revenues totaled $107 million resulting primarily from sales generated by Vantis.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                        Quarter Ended                    Nine Months Ended
                                                        -------------                    -----------------
                                           October 1,     July 2,    September 26,   October 1,   September 26,
(Millions except for gross margin             2000          2000         1999           2000          1999
 percentage)                               ----------     -------    -------------   ----------   -------------
Cost of sales                               $    639      $   613      $     474      $   1,857     $    1,383
Gross margin percentage                           47%          48%            28%            46%            27%
Research and development                    $    163      $   156      $     158      $     480     $      485
Marketing, general and administrative            142          152            129            438            381
Restructuring and other special charges            -            -              -              -             33
Gain on sale of Vantis                             -            -              -              -            432
Gain on sale of Legerity                         337            -              -            337              -
Interest income and other, net                    20           20              7             61             25
Interest expense                                  17           11             18             40             57


We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities, required for microprocessors. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. The gross margin percentage growth depends on continually increasing sales because fixed costs continue to rise due to the ongoing capital investments required to expand production capacity and capability.

The gross margin percentage of 47 percent in the third quarter of 2000 decreased slightly from the second quarter of 2000 and increased from 28 percent in the same quarter of 1999. Gross margin percentage of 46 percent in the first nine months of 2000 increased from 27 percent in the first nine months of 1999. The slight decrease in gross margin percentage in the third quarter of 2000 compared to the second quarter of 2000 was due to the sale of Legerity. The increase in gross margin percentage in the third quarter of 2000 compared to the same quarter in 1999 and the increase in gross margin percentage in the first nine months of 2000 compared to the first nine months of 1999 were due to higher net sales of microprocessors and Flash memory devices. Higher net sales were partially offset by an increase in fixed costs. Fixed costs will continue to increase as we ramp production in Dresden Fab 30. As described below, Dresden Fab 30 went into production in the second quarter of 2000, which contributed to, and will continue to contribute to, increases in cost of sales.

Research and development expenses of $163 million in the third quarter of 2000 increased 4 percent compared to the immediately prior quarter, and increased 3 percent compared to the same quarter in 1999. The increased costs related to research and development activities for PC microprocessors. Research and development expenses of $480 million in the first nine months of 2000 decreased slightly compared to the first nine months of 1999. The decrease was primarily a result of shifting Dresden Fab 30 expenses from research and development to cost of sales in the second quarter of 2000 as Dresden Fab 30 began shipping products.

Included in research and development and cost of sales are the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. These credits of approximately $10 million per quarter (denominated in deutsche marks) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007.

Marketing, general and administrative expenses of $142 million in the third quarter of 2000 decreased 7 percent compared to the second quarter of 2000 as a result of spending controls and discontinued discrete marketing programs. Marketing, general and administrative expenses in the third quarter of 2000 increased 10 percent compared to the third quarter of 1999. Marketing, general and administrative expenses of $438 million in the first nine months of 2000 increased 15 percent compared to the first nine months of 1999. The increases were due to increased advertising and marketing for the AMD Athlon microprocessor and retention bonuses paid in connection with the sale of Legerity.

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

The $38 million in restructuring and other special charges consisted of the following:

 . $24 million for the closure of a submicron development laboratory facility in the SDC, the write-off of certain equipment in the Submicron Development Center (the SDC) and the write-off of equipment taken out of service in Fab
   25 related to the 0.35-micron wafer fabrication process;
 .  $6 million for the write-off of capitalized costs related to discontinued
   system projects;
 .  $3 million for the disposal of equipment taken out of service in the SDC;
 . $4 million for severance and employee benefits for 178 terminated employees in the Information Technology department, the SDC and certain sales offices; and
 .  $1 million for costs of leases for vacated and unused sales offices.

As of October 2, 2000, the total cash outlay for these restructuring and other special charges was approximately $8 million.

The remaining $30 million of restructuring and other special charges consisted of non-cash charges primarily for asset write-offs. As a result of the restructuring and other special charges, we expect that depreciation that otherwise would have been incurred will be reduced by $30 million over the next several years. We anticipate that the remaining accruals of $500,000 for sales office facilities will be utilized through the second quarter of 2002.

On August 4, 2000, we completed the sale of 90 percent of Legerity for approximately $375 million in cash. Our pre-tax gain on the sale of Legerity was $337 million. We currently expect the applicable tax rate on the gain to be 37 percent.

Interest income and other, net of $20 million in the third quarter of 2000 was relatively flat compared to the second quarter of 2000 and increased 186 percent compared to the same quarter of 1999. Interest income and other, net of $61 million in the first nine months of 2000 increased 144 percent compared to the first nine months of 1999. The increase was primarily due to higher average cash balances.

Interest expense of $17 million in the third quarter of 2000 increased 55 percent compared to the second quarter of 2000. During the construction of Dresden Fab 30, we capitalized interest expense attributable to the construction in progress. Dresden Fab 30 began production at the end of the second quarter of 2000 and, consequently, we did not capitalize interest costs in the third quarter of 2000, causing our reported interest expense to increase. This increase was offset by a reduction in interest expense of $6.2 million due to retirement of a portion of our Senior Secured Notes in August 2000. Interest expense of $17 million in the third quarter of 2000 decreased 6 percent compared to the same quarter of 1999. Interest expense of $40 million in the first nine months of 2000 decreased 30 percent compared to the first nine months of 1999. The decreases were primarily due to the lower average debt balances resulting from our repayment in July 1999 of the outstanding principal balance on our $250 million four-year secured term loan, reduction in interest expenses due to retirement of a portion of our Senior Secured Notes, offset by cessation of capitalization of interest costs relating to Dresden Fab 30 as related assets have been placed into service and Dresden Fab 30 has begun manufacturing products.

Income Tax

We recorded a $175 million income tax provision in the third quarter of 2000 and no income tax provision in the third quarter of 1999. Excluding the gain on the sale of Legerity, the effective tax rates for the three and nine months ended October 1, 2000, 19 percent and 14 percent respectively, reflect the realization of previously unbenefited deferred tax assets and are higher than the equivalent tax rates on income, excluding the gain on the sale of Vantis in 1999, zero percent, as we project that income in 2000 will exceed the amount we could offset through the realization of such deferred tax assets.

Other Items

International sales as a percent of net sales were 57 percent in the third quarter of 2000 compared to 61 percent in the second quarter of 2000 and 63 percent in the third quarter of 1999. International sales were 57 percent of net sales in the first nine months of 2000 and 59 percent in the first nine months of 1999. During the third quarter of 2000, approximately 6 percent of
our net sales were denominated in foreign currencies.   We do not have sales
denominated in local currencies in countries that have highly inflationary economies, as defined by generally accepted accounting principles. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been significant.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                          Quarter Ended                     Nine Months Ended
                                          -------------                     -----------------
                            October 1,      July 2,    September 26,    October 1,    September 26,
(Millions)                     2000           2000         1999            2000           1999
                            ----------      -------    -------------    ----------    -------------
Core Products                  $ 268          $ 230          $ (99)         $ 641           $(398)
Voice Communications              (4)            20              2             32              (1)
Foundry Services                  (1)             -             (2)            21               6
                               -----          -----          -----          -----           -----
   Total                       $ 263          $ 250          $ (99)         $ 694           $(393)
                               =====          =====          =====          =====           =====

The Core Products segment operating income in the third quarter of 2000 increased 17 percent compared to the second quarter of 2000. The increase was mainly due to an increase in net sales of our seventh-generation microprocessors and Flash memory devices which more than offset higher fixed costs. The Core Products segment had operating income of $268 million in the third quarter of 2000 and operating income of $641 million in the first nine months of 2000 compared to a loss of $99 million in the third quarter of 1999 and a loss of $398 million in the first nine months of 1999 mainly due to higher net sales of our seventh-generation microprocessors and Flash memory devices in 2000 and restructuring expenses in the first quarter of 1999. The Voice Communications segment incurred an operating loss of $4 million in the third quarter of 2000 compared to operating income of $20 million in the second quarter of 2000 and operating income of $2 million in the third quarter of 1999. The Voice Communications segment operating income increased in the first nine months of 2000 compared to an operating loss in the first nine months of 1999. The loss in the first nine months of 1999 was a result of decreased net sales from telecommunications line-cards, ADSL chips, and internet access applications. AMD revised its segments in the third quarter of fiscal 2000 to reflect the sale of 90 percent of its former voice communications products business, Legerity, Inc., formerly a wholly owned subsidiary of AMD. We will not have any further sales in the Voice Communications segment.

________________________________________________________________________________
FINANCIAL CONDITION

Net cash provided by operating activities was $955 million in the first nine months of 2000 primarily due to net income of $805 million, a nonrecurring $337 million reduction to operating cash flows from the gain on the sale of Legerity in 2000, an increase of $429 million from depreciation and amortization, an increase of $71 million from income tax benefits from employee stock option exercises, and a decrease of $28 million from foreign grant and subsidy income.

Net cash used in operating activities was $79 million in the first nine months of 1999 primarily due to the net loss of $154 million, a nonrecurring $432 million reduction in operating cash flows from the gain on the sale of Vantis in 1999, an increase of $386 million from depreciation and amortization, an increase of $164 million from deferred income taxes a decrease of $38 million from foreign grant and subsidy income not received in cash.

Net cash used in investing activities was $540 million during the first nine months of 2000 primarily due to the nonrecurring $375 million we received in 2000 from the sale of Legerity offset by $577 million from purchase of property, plant and equipment and $350 million of net purchases of available-for-sale securities. Net cash provided by investing activities was $4 million during the first nine months of 1999 primarily due to the nonrecurring $454 million we received from the sale of Vantis offset by $41 million in net proceeds from sales of available for sale securities and $3 million from proceeds from sales of property, plant and equipment.

Net cash used in financing activities was $132 million during the first nine months of 2000 primarily due to $394 million in payments on debt and capital lease obligations offset by $146 million in proceeds from borrowing activities and $116 million in proceeds from issuance of stock. Net cash used in financing activities was $183 million during the first nine months of 1999 primarily due to $239 million in payments on debt and capital lease obligations offset by $23 million in proceeds from borrowings and $33 million in proceeds from issuance of stock.

Under our Loan and Security Agreement (the Loan Agreement), which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of October 1, 2000, no funds were drawn under the Loan Agreement. In addition, we had available unsecured, uncommitted bank lines of credit in the amount of $71 million, none of which was outstanding.

We plan to make capital investments of approximately $850 million during 2000. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed a fabrication facility and has installed equipment in Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be $2.3 billion when fully equipped by the end of 2003. We have invested $1.2 billion as of October 1, 2000. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

 .  equity, subordinated loans and loan guarantees from AMD;
 . loans from a consortium of banks; and . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $407 million to date in the form of subordinated loans to and equity in AMD Saxony. In addition to support from AMD, the consortium of banks referred to above has made available $742 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $371 million of such loans outstanding as of October 1, 2000.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

 .  guarantees of the lesser of 65 percent of AMD Saxony bank debt or $742 million;
 . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $139 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $29 million in interest subsidies as of October 1, 2000. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of October 1, 2000, we were in compliance with all of the conditions of the grants and subsidies.

The Dresden Loan Agreements also require that we:

 . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;

 .  fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates;
 .  guarantee a portion of AMD Saxony's obligations under the Dresden Loan
   Agreements up to a maximum of $98 million until Dresden Fab 30 has been completed;
 .  fund certain contingent obligations including obligations to fund project cost overruns, if any; and
 . make funds available to AMD Saxony, after completion of Dresden Fab 30, up to approximately $65 million if AMD Saxony does not meet its fixed charge coverage ratio covenant.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the third quarter of 2000, which was approximately 2.22 deutsche marks to 1 U.S. dollar, to value the amounts denominated in deutsche marks.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Holding, the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

 .  material variances from the approved schedule and budget;
 .  our failure to fund equity contributions or shareholder loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;
 .  the sale of shares in AMD Saxony or AMD Holding;
 .  the failure to pay material obligations;
 .  the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and . the occurrence of default under the indenture dated August 1, 1996 between
   AMD and the United States Trust Company of New York (the Indenture) pursuant to which our Senior Secured Notes were issued, or under the Loan Agreement.

Generally, any default with respect to borrowings made or guaranteed by AMD results in recourse to us of more than $10 million and if not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. Under certain circumstances, cross-defaults result under our Convertible Subordinated Notes due 2005 and the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete the continued facilitization of Dresden Fab 30, and we will be in default under the Dresden Loan Agreements and the Loan Agreement, which would permit acceleration of certain indebtedness, which would have a material adverse effect on us. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL II, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1.2 billion when fully equipped. As of October 1, 2000, approximately $646 million (denominated in yen) of this cost had been funded. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as JV3, is expected to cost approximately $1.4 billion when fully equipped. Capital expenditures for FASL II and JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL.

FASL capital expenditures in 2000 will continue to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL II or JV3, we may be required to contribute cash or guarantee third-party loans in proportion to our
49.992 percent interest in FASL. As of October 1, 2000, we had no loan guarantees outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the third quarter of 2000, the exchange rate was approximately 107.64 yen to 1 U.S. dollar, which we used to calculate the amounts denominated in yen.

We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments for at least the next 12 months.

On August 4, 2000, we received approximately $375 million for the sale of 90 percent of Legerity. The proceeds of the sale were subsequently used to repurchase approximately $356 million aggregate principal amount of our Senior Secured Notes.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Microprocessor Products

Future Dependence on AMD Seventh-Generation Microprocessors. We will need to successfully market our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors, in order to increase our microprocessor product revenues in 2000 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We commenced initial shipments of AMD Athlon microprocessors in June 1999 and began volume shipments in the second half of 1999. We introduced and began shipments of the AMD Duron processor, a derivative of the AMD Athlon processor designed to provide an optimized solution for value conscious business and home users, in June 2000. Our production and sales plans for AMD Athlon and AMD Duron microprocessors are subject to numerous risks and uncertainties, including:

 .  commercial and consumer market acceptance of our seventh-generation microprocessors;
 .  our ability to produce seventh-generation microprocessors in the volume and with the performance and feature set required by customers on a timely basis; . the availability and acceptance of motherboards and chipsets designed for our seventh-generation microprocessors;
 . our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive Intel pricing, including market rebates and product bundling of microprocessors, motherboards, chipsets and combinations thereof;
 .  the successful development and installation of 0.18-micron process technology and copper interconnect technology;
 .  the pace at which we are able to ramp production in Dresden Fab 30 on 0.18-
   micron copper interconnect process technology;
 . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of our seventh-generation microprocessors, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us;
 .  our ability to expand our chipset and system design capabilities;
 .  our ability to successfully offer new higher performance versions of the AMD
   Athlon microprocessor competitive with Intel's Pentium III and Pentium IV processors; and
 .  the availability to our customers of cost and performance competitive Static
   Random Access Memories (SRAMs) (including Tag chips) if Intel controls the market for SRAM production capacity through its relationships with SRAM manufacturers.

If we fail to achieve continued market acceptance of our seventh-generation microprocessors, or if chipsets and motherboards which are compatible with our seventh-generation microprocessors are not made available in volume on a timely basis, our business will be materially and adversely affected.

Investment in and Dependence on K86(TM) AMD Microprocessor Products. Our microprocessor product revenues have significantly impacted, and will continue in 2000 and 2001 to significantly impact, our overall revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. These capital expenditures will be a substantial drain on our cash flow and possibly on our cash balances as well.

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

Our production and sales plans for AMD Athlon, AMD Duron and AMD-K6 microprocessors are subject to other risks and uncertainties, including:

 . market acceptance of AMD Athlon and AMD Duron microprocessors, including the timely availability of motherboards and chipsets designed for these processors;
 .  whether we can successfully fabricate higher performance microprocessors in planned volume and speed mixes;
 .  the effects of Intel's new product introductions, marketing strategies and pricing;
 .  the continued market acceptance for AMD-K6 microprocessors and systems based on them;
 . whether we will have the financial and other resources necessary to continue to invest in the microprocessor products, including leading-edge wafer fabrication equipment and advanced process technologies;
 .  the possibility that our newly introduced products may be defective;
 .  adverse market conditions in the personal computer (PC) market and consequent diminished demand for our microprocessors; and . unexpected interruptions in our manufacturing operations.

Because Intel has dominated the microprocessor market for many years and has brand strength, we have in the past priced AMD processors below the published price of Intel processors offering comparable performance. Thus, Intel's processor marketing and pricing can impact and have impacted the average selling prices of our microprocessors, and consequently can impact and have impacted our overall margins. Our business could be materially and adversely affected if we are are unable to:

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

As an extension of its dominant microprocessor market share, Intel also dominates the PC platform. As a result, it is difficult for PC manufacturers to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

 .  product mix and introduction schedules;
 .  product bundling and pricing strategies;
 . control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system
   (BIOS) suppliers; and
 .  brand strength.

As Intel expanded its dominance over the PC system platform, many PC manufacturers reduced their system development expenditures and now purchase microprocessors together with chipsets or in assembled motherboards. PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, graphic chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

To compete with Intel in the microprocessor market in the future, we intend to continue to form closer relationships with third-party designers and manufacturers of chipsets, motherboards, graphics chips, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities, and to offer OEMs licensed system designs incorporating our microprocessors and companion products. We cannot be certain, however, that our efforts will be successful.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III, Pentium IV and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon microprocessor is not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Athlon seventh-generation and future generation microprocessors will depend on our:

 . success in designing and developing the microprocessors; and . ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors, or that platforms are available which support both Intel processors and our processors.

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

Financing Requirements

We will have significant capital requirements over the next 12 months. To the extent that we cannot generate the required capital internally or obtain such capital externally, our business could be materially adversely affected. We cannot assure the availability of such capital on terms favorable to us, or at all. We currently plan to make capital investments of approximately $850 million in 2000 although the actual expenditures may vary. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The terms of the Dresden Loan Agreements required us to make subordinated loans to, or equity investments in, AMD Saxony totaling $100 million in 1999. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $407 million as of October 1, 2000 in the form of subordinated loans and equity in AMD Saxony. If we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony will be unable to complete Dresden Fab 30 and we will be in default under the Dresden Loan Agreement and the Loan Agreement, which would permit acceleration of indebtedness, which would have a material adverse effect on our business.

In 1999, the building construction of FASL II was completed, equipment was installed and production was initiated. We expect the facility, including equipment, to cost approximately $1.2 billion when fully equipped. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as JV3, is expected to cost approximately $1.4 billion when fully equipped. Capital expenditures for FASL II and JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL. If FASL is unable to secure the necessary funds for FASL II or JV3, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

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

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our Flash memory products should significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. The business plan for Dresden Fab 30 calls for the successful development and installation of 0.18-micron process technology and copper interconnect technology in order to manufacture AMD Athlon microprocessors. We have entered into a strategic alliance with Motorola to co-develop logic process and embedded Flash technologies. The logic process technology which is the subject of the alliance includes the copper interconnect technology that is required for AMD Athlon microprocessors and subsequent generations of microprocessors. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Fab 25 or Dresden Fab 30 to fabricate AMD Duron and AMD Athlon microprocessors successfully.

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

International Manufacturing and Foundries. Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China; and Singapore; or by subcontractors in the United States and Asia. We also depend on Dresden Fab 30, foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers. Foreign manufacturing and construction of foreign facilities entail political and economic risks, including political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, and loss or modification of exemptions for taxes and tariffs. For example, if we were unable to assemble and test our products abroad, or if air transportation between the United States and our overseas facilities were disrupted, there could be a material adverse effect on our business.

Flash Memory Products

The demand for Flash memory devices has recently increased due to the increasing use of equipment and other devices requiring non-volatile memory such as:

 .  cellular telephones;
 . routers which transfer data between local area networks; and . PC cards which are inserted into notebook and subnotebook computers or personal digital assistants;
 . Consumer electronic items such as set top boxes, personal digital assistants and digital cameras.

As a result, the demand for Flash memory devices currently exceeds the available supply. In order to meet this demand, we must increase our production of Flash memory devices through FASL, FASL II and JV3 and through foundry or similar arrangements with others. We cannot be certain that the demand for Flash memory products will remain at current or greater levels, or that we will have sufficient capacity to meet the demand for Flash memory devices. Currently we are expanding production capacity of Flash memory devices through foundry arrangments. We cannot be certain that we will be able to ramp production of Flash memory devices in foundries successfully in order to meet demand. Our inability to meet the demand for Flash memory devices could have a material adverse effect on our business.

Competition in the market for Flash memory devices will increase as existing manufacturers introduce new products and industry-wide production capacity increases. We expect competition in the marketplace for Flash memory devices to continue to increase in 2000 and beyond. It is possible that we will be unable to maintain or increase our market share in Flash memory devices as the market develops and as existing and potential new competitors introduce competitive products. A decline in our Flash memory device business or decline in the gross margin percentage in this product line could have a material adverse effect on our business.

Key Personnel

Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to our product development programs, including next generation processors and Flash memory devices, or otherwise have a material adverse effect on our business.

Demand for Our Products Affected by International Economic Conditions

While general industry demand is currently strong, a decline of the worldwide semiconductor market could decrease the demand for microprocessors and other ICs. A significant decline in economic conditions in any significant geographic area, either domestically or internationally, could decrease the overall demand for our products which could have a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 22, 2000, we entered into an interest rate swap agreement to reduce interest expense on our 11% Senior Secured Notes ($400 million) due 2003. The swap converts our 11% fixed rate notes into a floating rate instrument. The variable rate component of the swap will be fixed from inception through August 1, 2001. The swap is cancelable at the option of the counter-party (Bank of America) on August 1, 2001. We have maintained the swap as an undesignated hedge that is being marked-to-market through earnings.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 1999.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Ellis Investment Co., Ltd., et al v. AMD, et al. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that were consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc., et al. Following appointment of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al. On September 5, 2000, the parties stipulated to and the United States District Court for the Northern District of California entered an order whereby all plaintiffs' claims and causes of action against all defendants were voluntarily dismissed without prejudice.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.2(d) Third Supplemental Indenture, dated as of July 28, 2000, between AMD and the United States Trust Company, as trustee.

     10.57 Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet.

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

1. A Current Report on Form 8-K dated July 19, 2000 reporting under Item 5 - Other Events was filed announcing AMD's second quarter earnings.

2. A Current Report on Form 8-K dated August 4, 2000 reporting under Item 2 - Acquisition or Disposition of Assets was filed announcing the completion of the sale of 90 percent of Legerity to Francisco Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ADVANCED MICRO DEVICES, INC.


   Date:    November 9, 2000   By: /s/ Robert J. Rivet
                                   ____________________________
                               Robert J. Rivet
                               Senior Vice President, Chief Financial Officer

                               Signing on behalf of the registrant and as the principal accounting officer