Form 10-K405
period 2000-12-31
ADVANCED MICRO DEVICES INC
filed 2001-03-20
CIK 2488

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 2000

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

                                     None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    Aggregate market value of the voting stock held by non-affiliates as of February 26, 2001.

                               $7,175,108,834

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 314,747,355 shares as of February 26, 2001.
--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated into Parts II and IV hereof.
(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001, are incorporated into Part III hereof.

================================================================================

    AMD, Advanced Micro Devices, AMD-K6, AMD Athlon, AMD Duron and 3DNow! are either our trademarks or our registered trademarks. Vantis is a trademark of Lattice Semiconductor Corporation. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation. Alpha is a trademark of Compaq Computer Corporation. Pentium is a registered trademark of Intel Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

                                    PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

     The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to increase customer and market acceptance of AMD Athlon(TM) and AMD Duron(TM) microprocessors, our seventh-generation microprocessors; our ability to maintain average selling prices for our seventh-generation microprocessors; our ability, and the ability of third parties, to provide timely infrastructure solutions (chipsets and motherboards) to support our microprocessors; the effect of foreign currency hedging transactions; our new submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); our ability to ramp production in Dresden Fab 30 and the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the "Financial Condition" and "Risk Factors" sections set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2000 Annual Report to Stockholders, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.


General

     Advanced Micro Devices, Inc. was incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94086, and our telephone number is (408) 732-2400. Unless otherwise indicated, references to "AMD," "we" and "us" in this report include our subsidiaries.

     We are a semiconductor manufacturer with manufacturing facilities in the U.S., Europe and Asia and sales offices throughout the world. Our products include a wide variety of industry-standard digital integrated circuits (ICs) which are used in many diverse product applications such as telecommunications equipment, data and network communications equipment, consumer electronics, personal computers (PCs), workstations and servers.

     For segment information with respect to sales, operating results and identifiable assets, refer to the information set forth in Note 9 of the Consolidated Financial Statements contained in our 2000 Annual Report to Stockholders.

     For a discussion of the risk factors related to our business operations, please see the "Cautionary Statement Regarding Forward-Looking Statements," "Risk Factors" and "Financial Condition" sections set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2000 Annual Report to Stockholders.


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

     The market for ICs can be divided into separate markets for digital and analog devices. We participate primarily in the market for digital ICs. The three types of digital ICs used in most electronic systems are:

     . microprocessors, which are used for control and computing tasks, and complementary chipset devices;

     . memory circuits, which are used to store data and programming instructions; and

     . logic circuits, which are employed to manage the interchange and manipulation of digital signals.

A discussion of the principal parts of the digital IC market in which we participate follows.

 The Microprocessor Market

     The microprocessor market is comprised of two broad categories, which are based on the function of the products. A microprocessor that performs computing tasks is known as the Central Processing Unit (CPU) of a computer system. Microprocessors used for control applications are often referred to as embedded processors. AMD participates primarily in the CPU category, which is the largest category within the microprocessor market.

     A CPU processor is an IC generally consisting of millions of transistors that serves as the brain of a computer system such as a PC. The microprocessor is typically the most critical component to the performance and efficiency of a PC. The microprocessor controls data flowing through the electronic system and manipulates such data as specified by the hardware or software which controls the system. In 1981, IBM introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation and utilizing the Microsoft(R) Corporation MS-DOS(R) operating system. As circuit design and very large scale integration process technology have evolved, performance and functionality of each new generation of x86 microprocessors have increased. The x86 microprocessor market has been dominated by Intel since IBM's introduction of the PC.

     The x86 microprocessor market is characterized by intense competition, short product life cycles, and rapid advances in product design and process technology. Today, the greatest demand for microprocessors is from PC manufacturers. With few exceptions, PC manufacturers require x86 microprocessors which are Microsoft Windows(R) compatible. Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have broadened the market for PCs and increased the demand for microprocessors.

     The PC original equipment manufacturer (OEM) market is highly competitive. Most PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard and chipsets. These suppliers are also increasingly outsourcing the design and manufacture of complete systems. The third-party manufacturers of these subsystems, based primarily in Asia, are focused on providing PCs, motherboards and complementary chipset devices that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party manufacturers are also supplying fully configured PC systems through alternative distribution channels.

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


 The Memory Market

     Memory ICs store data and instructions, and are characterized as either volatile or non-volatile. Volatile devices lose their stored information after electrical power is shut off, while non-volatile devices retain their stored information. The three most significant categories of semiconductor memory are
(1) Dynamic Random Access Memory (DRAM) and (2) Static Random Access Memory
(SRAM), both of which are volatile memories, and (3) non-volatile memory, which includes Read-Only Memory (ROM), Erasable Programmable Read-Only Memory (EPROM), Electrically Erasable Electrically Programmable Read-Only Memory (EEPROM) and Flash memory devices. DRAM provides large capacity main memory, and SRAM provides specialized high-speed memory. We do not produce any DRAM products, which are the largest part of the memory market, or SRAM products. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. However, ROM cannot be rewritten, EPROM requires ultraviolet light as part of an erasure step before it can be rewritten, and EEPROM utilizes a larger, more expensive, memory cell.

     Several factors have contributed to an increasing demand for memory devices in recent years, including the:

     . expanding unit sales of PCs in the business and consumer markets; . increasing use and functionality of cellular phones;
     . increasing use of PCs to perform memory-intensive graphics and multimedia functions;
     .  volume of memory required to support faster microprocessors;
     . proliferation of increasingly complex PC software; and . increasing performance requirements of workstations, servers and networking and telecommunications equipment.

     Flash memory devices are being utilized for an expanding range of uses. Flash memory devices have a size and cost advantage over EEPROM devices, and the ability of Flash memory devices to be electrically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as ROM or EPROM devices. Flash memory devices can store control programs and system-critical data in communication devices such as cellular telephones and routers (devices used to transfer data between local area networks). Another common application for Flash memory product is in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.


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

     Many manufacturers of electronic systems are striving to develop new and increasingly complex products to address evolving market opportunities rapidly. Achievement of this goal often precludes the use of standard logic ICs and ASICs. Standard logic ICs generally perform simple functions and are not customizable, limiting a manufacturer's ability to adequately tailor an end-product system. Although ASICs can be manufactured to perform customized functions, they generally involve relatively high initial design, engineering and manufacturing costs, significant design risks, and may increase an end-product's time to market. As a result, ASICs are generally limited to high-volume products and products for which time to market may be less critical.

     A growing category of the full custom IC market is Application Specific Standard Products (ASSPs). In this category, a full custom design, such as an Ethernet controller, is used to implement a particular function and is sold to multiple customers. Because the market requirements for these products have become increasingly standard, they can achieve the cost advantages of full custom design with the time to market advantages of a standard product. Almost all of our networking products are a part of the ASSP category.

     Unlike ASICs and standard logic ICs, PLDs are standard products, purchased by system manufacturers in an unprogrammed or blank state. Each system manufacturer may then program the PLDs to perform a variety of specific logic functions. Certain PLDs are reprogrammable. Compared to standard logic ICs and ASICs, PLDs allow system designers to design and implement custom logic more quickly. On June 15, 1999, we sold Vantis Corporation (Vantis), our PLD subsidiary, to Lattice Semiconductor Corporation (Lattice), and we now function as a foundry and provide administrative services to Vantis.


Product Segments

     In 2000, we participated in all three technology areas within the IC market--microprocessors, memory circuits and logic circuits--through our Core Products, Voice Communications and Foundry Services segments. Our Core Products segment includes our PC processors, Memory products and Other IC products. PC processors include AMD seventh-generation microprocessors and AMD-K6(R) microprocessors. Memory products include Flash memory devices and EPROM devices. Other IC products include embedded processors, platform products and networking products. Our Voice Communications segment consisted of our voice communications products subsidiary, Legerity, Inc. (Legerity), until July 31, 2000, the effective date of its sale. Our Foundry Services segment consists of fees for services that we provide to Legerity and Vantis, our former PLD subsidiary.

     On August 4, 2000, we completed the sale of 90 percent of Legerity for approximately $375 million in cash, effective July 31, 2000. We retained a ten percent ownership interest in Legerity and a warrant to acquire approximately an additional ten percent. As part of the transaction, we entered into various service contracts with Legerity to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.


Core Products

     Core Products ($4.361 billion, or 94 percent, of our 2000 net sales) include PC processor, memory and other IC products, with the majority of the Core Products segment's net sales being derived from PC processors and Flash memory devices.

PC Processors

     In 2000, our most significant microprocessor product sales were from the AMD Athlon(TM) and AMD Duron(TM) processors, our seventh-generation microprocessor products. The AMD Athlon and AMD Duron microprocessors are based on superscalar RISC architecture and are designed to be compatible with operating system software such as Windows 2000, Windows NT(R), Windows 98 (and their predecessor operating systems), Linux, Netware and UNIX.

     We began volume shipments of AMD Athlon microprocessors in the second half of 1999. The AMD Athlon processor is an x86-compatible, seventh-generation design featuring:

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

     We began shipments of AMD Duron processors in the second half of 2000. The AMD Duron processor, a derivative of the AMD Athlon processor core, is designed to provide an optimized solution for value-conscious business and home users, and features:

     .  full-speed, on-chip L2 cache memory;
     .  a 200 MHz front side system bus; and
     .  a superscalar floating point unit with enhanced 3DNow! technology.

Our overall PC processor sales growth in 2001 depends upon a continuing successful production ramp in Dresden Fab 30, timely volume availability of chipsets and motherboards from third party suppliers and increasing commercial and consumer market acceptance of AMD Athlon and AMD Duron microprocessors.

     Our microprocessor products have and will continue in 2001 and 2002 to make significant contributions to our overall revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon the success of our seventh-generation and future generations of microprocessors beginning with the "Hammer" family of microprocessors that we plan to introduce in 2002. The Hammer processors will be our first processors capable of 64-bit operation, and are being designed to deliver leading-edge performance on both the 64-bit software used by high-end workstations and servers and the 32-bit software used by the majority of desktop users.

     The microprocessor market is characterized by short product life cycles and migration to ever higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds.

     Intel has dominated the market for microprocessors used in PCs for many years. Because of its dominant market position, Intel has historically set and controlled x86 microprocessor and PC system standards and, thus, dictated the type of product the market requires of Intel's competitors. In addition, Intel may and does vary prices on its microprocessors and other products at will and thereby affects the margins and profitability of its competitors due to its financial strength and dominant position. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the "Intel Inside" brand and other marketing programs. Intel invests billions of dollars in, and as a result exerts influence over, many other technology companies. We expect Intel to continue to invest heavily in research and development, new manufacturing facilities and other technology companies, and to remain dominant:

     .  through the Intel Inside and other marketing programs;
     . through other contractual constraints on customers, retailers, industry suppliers and other third parties;
     . by controlling industry standards; and . by controlling supply and demand of motherboards, chipsets and other system components.

     As an extension of its dominant microprocessor market share, Intel also dominates the PC platform. As a result, PC manufacturers have been increasingly unable to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

     .  product mix and introduction schedules;
     .  product bundling, marketing, merchandising and pricing strategies;
     . control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system (BIOS) suppliers; and
     .  customer brand loyalty.

     As Intel expanded its dominance over the PC system platform, many PC manufacturers reduced their system development expenditures and now purchase microprocessors together with chipsets or in assembled motherboards from Intel. PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend upon companies other than Intel for the design and manufacture of core logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

     To compete with Intel in the microprocessor market in the future, we intend to continue to form close relationships with third-party designers and manufacturers of chipsets, motherboards, graphics chips, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities, and to offer OEMs licensed system designs incorporating our processors and companion products. We cannot be certain, however, that our efforts will be successful.

     We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III, Pentium IV and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon and AMD Duron microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. The same will be true of our Hammer family microprocessors. Our ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend on our:

     . success in designing and developing the microprocessors; and . ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors, or that platforms are available which support both Intel processors and our processors.


Memory Products

     Our Flash memory devices are used in cellular telephones, networking equipment and other applications that require memory to be non-volatile and electrically rewritten. This feature provides greater flexibility and ease of use than EPROMs and other similar integrated circuits that cannot be electrically rewritten. Flash memory devices also have a size and cost advantage over EEPROM devices. Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to add and modify frequently called numbers and to allow manufacturers to preprogram firmware and other information. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information. Use of Flash memory devices is proliferating into a variety of other applications, such as set-top boxes, automotive control systems, personal digital assistants, digital cameras and other consumer electronic items.

     Competition in the market for Flash memory devices will increase in 2001 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases. In 2000, almost all of our Flash memory devices were produced in Japan through Fujitsu AMD Semiconductor Limited (FASL), our joint venture with Fujitsu Limited.

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


Other ICs

     Embedded Processors. Our embedded processors are x86 software compatible general purpose processors designed specifically for embedded applications. Our 16-bit family of E86 embedded processors are built around the C186/C188 processor with additional integrated features such as additional memory, serial ports, high-level data link control channels, or universal serial bus ports. Our 32-bit E86 family of embedded processors includes the AMD-K6-2E+, AMD-K6-IIIE+ and Am(R)486 discrete processors as well as the Elan(TM)SC400 and ElanSC520 fully integrated processors. Our Elan processors integrate the PC AT peripheral set on chip to serve small form factor applications.

     Platform Products. Our platform products include chipsets and motherboard reference design kits designed to support AMD seventh-generation microprocessors for use in PCs. As the AMD Athlon and AMD Duron microprocessors do not function with chipsets and motherboards designed to work with Intel microprocessors, we must develop compatible platform products. We license the design interface specifications for these products to third-party manufacturers to facilitate the sale of our microprocessors. It is possible that from time to time a third-party manufacturer will be unable to make chipset products available to the market in a timely manner corresponding with the introduction of our microprocessor products. As the lack of availability of these third-party chipsets could impact our ability to sell our microprocessors, we manufacture a quantity of chipsets within our own fabrication facilities or our authorized foundries on a limited basis. We are then able to have a supply of products available for sale, should the need exist, until they are available from the third-party manufacturers.

     Networking Products. Our networking products include logic devices that are used in the data communication and networking industry to establish and manage connectivity.

     Our product portfolio encompasses the following local area network (LAN) products:

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


Voice Communications

     Voice Communications Products ($140 million, or 3 percent, of our 2000 net sales) included the voice telecommunications products of our former subsidiary, Legerity. These products are used in infrastructure equipment such as central office switches, digital loop carriers and digital subscriber loop access multiplexers (DSLAMS), and in customer premise equipment such as wireless local loop systems, cable telephony systems, private branch exchange equipment and voice over digital subscriber line (DSL) systems. In modern telephone communications systems, voice communications are generally transmitted between the speaker and the central office switch in analog format, but are switched and transmitted over longer distances in digital format. Legerity's subscriber line interface circuits (SLIC) for line cards connect the user's telephone wire to the telephone company's digital switching equipment. Legerity's SLAC(TM) line cards are coder/decoders which convert analog voice signals to a digital format and back. Legerity's DSL products include a coder/decoder device and a modem device for use in DSLAM applications. Legerity's cordless telephony products include a baseband controller for the 900 MHz narrow band digital cordless market. On August 4, 2000, we completed the sale of 90 percent of Legerity for approximately $375 million in cash to Francisco Partners, L.P., effective July 31, 2000. We retained a ten percent ownership interest in Legerity and a warrant to acquire approximately an additional ten percent. As part of the transaction, we entered into various service contracts with Legerity to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity.


Foundry Services

     Foundry Services ($142 million, or 3 percent of our 2000 net sales) include fees for services provided to Lattice and Legerity.


Research and Development; Manufacturing Technology

     Our expenses for research and development were $642 million in 2000, $636 million in 1999 and $567 million in 1998. These expenses represented 14 percent of net sales in 2000, 22 percent of net sales in 1999 and 22 percent of net sales in 1998.

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

     In order to remain competitive, we must continue to make substantial investments in the improvement of our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our Flash memory products should significantly deteriorate. In addition, if we are unable to remain competitive with respect to process technology we will be materially and adversely affected.


Competition

     The IC industry is intensely competitive and, historically, has experienced rapid technological advances in product and system technologies. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency and competition increase, and as successive generations of products are developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Competition in the sale of ICs is based on:

     .  performance;
     .  product quality and reliability;
     .  price;
     .  adherence to industry standards;
     .  software and hardware compatibility;
     .  marketing and distribution capability;
     .  brand recognition;
     .  financial strength; and
     .  ability to deliver in large volumes on a timely basis.

     In each market in which we participate, we face competition from different groups of companies. With respect to microprocessors, Intel holds a dominant market position. With respect to Flash memory products, our principal competitors are Intel, STMicroelectronics N.V., Sharp Electronics Corporation and Atmel Corporation. We also compete to a lesser degree with Fujitsu, our joint venture partner in FASL. With respect to the voice communications products of Legerity, our principal competitors through August 4, 2000, the date we completed the sale of Legerity, were Infineon Corporation, Lucent Technologies Inc., Intersil Corporation and LM Ericsson.

Manufacturing Facilities

     Our current IC manufacturing facilities are described in the chart set forth below:

                                                                                        Production       Approximate
                                                                     Wafer Size         Technology       Clean Room
     Facility Location                                         (Diameter in Inches)    (in Microns)   (Square Footage)
     -----------------                                         --------------------    ------------   ----------------
     Austin, Texas
          Fab 25.......................................                  8                  0.18           120,000
          Fab 14/15....................................                  6                   0.5            42,000
     Aizu-Wakamatsu, Japan
          FASL JV1 (1).................................                  8                  0.35            70,000
          FASL JV2 (1).................................                  8              0.25 & 0.35         91,000
     Dresden, Germany
          Fab 30.......................................                  8                  0.18           115,100

__________
(1) We own 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

    In July 2000, FASL broke ground for a third fabrication facility, FASL JV3, for the manufacture of Flash memory devices in Aizu-Wakamatsu. As of December 31, 2000, the building was complete and the clean room was under construction. We also have foundry arrangements for the production of our products by third parties.

    Our Submicron Development Center is a 42,000 square foot research and development facility located in Sunnyvale, California.

    Our current assembly and test facilities are described in the chart set forth below:

                                                      Approximate
                                                    Assembly & Test
     Facility Location                               Square Footage         Activity
     -----------------                               --------------         --------
     Penang, Malaysia.............................           377,000     Assembly & Test
     Bangkok, Thailand............................            78,000     Assembly & Test
     Singapore....................................           162,000          Test
     Suzhou, China................................            30,250     Assembly & Test

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

    FASL. In 1993, we formed FASL, a joint venture with Fujitsu, for the development and manufacture of Flash memory devices. FASL operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan (FASL JV1 and FASL JV2), for the production of Flash memory devices. FASL JV1 began volume production in the first quarter of 1995, and utilizes eight-inch wafer processing technologies capable of producing products with geometrics of .35-micron or smaller. FASL is continuing the facilitization of FASL JV2, which began volume production in 1999, and also utilizes eight-inch wafer processing technologies.

    FASL JV3, described above under "Manufacturing Facilities," is expected to cost approximately $1.5 billion when fully equipped. Capital expenditures for FASL JV2 and FASL JV3 construction to date have been funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL JV2 and FASL JV3, we may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of December 31, 2000, we had $38 million in loan guarantees outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of 2000, the exchange rate was approximately 112.52 yen to one U.S. dollar.

    In connection with FASL, AMD and Fujitsu have entered into various joint development, cross-license and investment arrangements. Pursuant to these agreements, the companies are providing their product designs and process and manufacturing technologies to FASL. In addition, both companies are collaborating in developing manufacturing processes and designing Flash memory devices for FASL. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited both in scope and geographic areas. For instance, AMD and Fujitsu have cross-licensed their respective intellectual property to produce stand-alone Flash memory devices with geometrics of 0.5-micron or smaller within the joint venture. Furthermore, our ability to sell Flash memory products incorporating Fujitsu intellectual property, whether or not produced by FASL, is also limited in certain territories, including Japan and Asia (excluding Taiwan). Fujitsu is likewise limited in its ability to sell Flash memory devices incorporating our intellectual property, whether or not produced by FASL, in certain territories including the United States and Taiwan.

    Dresden Fab 30. AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, operates Dresden Fab 30 which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be approximately $2.3 billion when the facility is fully equipped by the end of 2003. In

March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate at the end of 2000, which was approximately 2.20 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

     .  equity, subordinated loans and loan guarantees from AMD;
     . loans from a consortium of banks; and . grants, subsidies and loan guarantees from the Federal Republic of
        Germany and the State of Saxony.

  The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $410 million as of December 31, 2000 in the form of subordinated loans
to and equity in AMD Saxony.   In addition to support from AMD, the consortium
of banks referred to above has made available $750 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $375 million of such loans outstanding as of December 31, 2000.

     Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

     . guarantees of 65 percent of AMD Saxony bank debt up to a maximum of $750 million in bank debt;
     . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $141 million.

     Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowances and $38 million in interest subsidies as of December 31, 2000. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of December 31, 2000, we were in compliance with all of the conditions of the grants and subsidies.

     In February 2001, we amended the Dresden Loan Agreements to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers for us and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we have been released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

     The Dresden Loan Agreements, as amended, also require that we:

     . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the state of Saxony;
     . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and
     . guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan Agreements, which guarantee must not be less than $99 million or more than $273 million, until the bank loans are repaid in full.

     We entered into foreign currency hedging transactions for Dresden Fab 30 in 1998, 1999 and 2000 and anticipate entering into additional such foreign currency hedging transactions in 2001 and in future years. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures in our foreign sales subsidiaries, liabilities for products purchased from FASL and for foreign currency denominated fixed asset purchase commitments. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisition. Our accounting policy for these instruments is based on our designation of such instruments as hedging transactions. We generally do not use derivative financial instruments for speculative or trading purposes.

     Motorola. In 1998, we entered into an alliance with Motorola for the development of logic and Flash memory process technology. The alliance includes a seven-year technology development and license agreement, which was amended on January 21, 2000 to include certain additional technology, and a patent cross-license agreement. The agreements provide that we will co-develop with Motorola future generation logic process and embedded Flash technologies. In addition, we have received certain licenses to Motorola's semiconductor logic process technologies, including copper interconnect technology, which may be subject to variable royalty rates. In exchange, we have developed and licensed to Motorola a Flash module design to be used in Motorola's future embedded Flash products. Motorola will have additional rights, subject to certain conditions, to make stand-alone Flash devices, and to make and sell certain data networking devices. The rights to data networking devices may be subject to variable royalty payment provisions.


Marketing and Sales

     Our products are marketed and sold under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad (primarily Europe and Asia Pacific). We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by our competitors, including those products for which we are an alternate source. One of our OEMs, Compaq Computer Corporation, accounted for approximately 11 percent of our 2000 net sales. No other single distributor or OEM customer accounted for ten percent or more of our net sales in 2000.

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


Raw Materials

     Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers, and a few foreign companies principally supply several types of the IC packages purchased by us. Interruption of supply, increased demand in the industry or currency fluctuations could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on our business. To date, we have not experienced significant difficulty in obtaining the raw materials required for our manufacturing operations.


Environmental Regulations

     We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.


Intellectual Property and Licensing

     We have been granted over 3,700 United States patents, and have several thousand patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions as we deem appropriate.

     In January 1995, we reached an agreement with Intel to settle all previously outstanding legal disputes between the two companies. As part of the settlement, in December 1995, we signed a five-year, comprehensive cross-license agreement with Intel which expired on December 31, 2000. We are currently negotiating a new agreement with Intel but there can be no assurance that a new agreement will be successfully negotiated. The lack of a patent cross-license with Intel could lead to expensive and time-consuming litigation, the outcomes of which could have a material adverse effect on our business.

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


Employees

     On January 31, 2001, we employed approximately 14,696 employees, none of whom are represented by collective bargaining arrangements. We believe that our relationship with our employees is generally good.


Executive Officers of the Registrant

     W. J. Sanders III--Mr. Sanders, 64, is Chairman of the Board and Chief Executive Officer of Advanced Micro Devices, Inc. Mr. Sanders co-founded AMD in 1969.

     Hector de J. Ruiz--Dr. Ruiz, 55, is President and Chief Operating Officer of Advanced Micro Devices, Inc. Dr. Ruiz joined AMD in January 2000. Before joining AMD, Dr. Ruiz was President of Motorola Inc.'s Semiconductor Products Sector. Dr. Ruiz held various executive positions with Motorola since 1977.

     Benjamin M. Anixter--Mr. Anixter, 63, is Vice President, External Affairs of Advanced Micro Devices, Inc., and has been since 1987. Mr. Anixter became a corporate officer in April of 1999. He has been with AMD since 1971.

     Robert R. Herb--Mr. Herb, 39, is Executive Vice President, Chief Sales and Marketing Officer of Advanced Micro Devices, Inc. Mr. Herb joined AMD in 1983. In 1998, Mr. Herb became an officer of AMD and was promoted to Senior Vice President and Co-Chief Marketing Officer. From 1996 until 1998, Mr. Herb served as the Vice President of Group Strategic Marketing for the Computation Products Group. Before that, he was a director of marketing for the Personal Computer Products Division.

     Walid Maghribi--Mr. Maghribi, 48, is Senior Vice President and President of the Memory Group of Advanced Micro Devices, Inc. Mr. Maghribi joined AMD in 1986 and was Group Vice President, Memory Group before being promoted to Senior Vice President and President of the Memory Group in 2001. Before joining AMD, Mr. Maghribi was Director of Operations of Seeq Technology, after joining the company in 1982.

     Thomas M. McCoy--Mr. McCoy, 50, is Senior Vice President, General Counsel and Secretary of Advanced Micro Devices, Inc. Before his appointment as Senior Vice President, Mr. McCoy held the office of Vice President, General Counsel and Secretary from 1995 to 1998. Before his appointment as Vice President, General Counsel and Secretary, Mr. McCoy was with the law firm of O'Melveny and Myers where he practiced law, first as an associate and then as a partner, from 1977 to 1995.

     Robert J. Rivet--Mr. Rivet, 46, is Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. Mr. Rivet joined AMD in September 2000. Before joining AMD, he was Senior Vice President and Director of Finance of the Semiconductor Products Sector of Motorola. Mr. Rivet served in a number of positions in Motorola Semiconductor operations since 1981, after joining the company in 1976 as a senior financial analyst and senior accountant.

     William T. Siegle--Dr. Siegle, 62, is Senior Vice President, Technology and Manufacturing Operations, Chief Scientist of Advanced Micro Devices, Inc. Dr. Siegle was Group Vice President, Technology Development Group and Chief Scientist from 1997 until 1998. Before his appointment as Group Vice President, Dr. Siegle served as Vice President, Integrated Technology Department and Chief Scientist since 1990.

     Stan Winvick--Mr. Winvick, 61, is Senior Vice President, Human Resources of Advanced Micro Devices, Inc. Before his appointment as Senior Vice President in 1991, Mr. Winvick served as Vice President, Human Resources since 1980.

     Stephen J. Zelencik--Mr. Zelencik, 66, is Senior Vice President, Market Development of Advanced Micro Devices, Inc. Before his appointment as Senior Vice President, Market Development in 1999, Mr. Zelencik served as Senior Vice President and Co-Chief Marketing Officer. From 1979 until 1998, Mr. Zelencik was Senior Vice President and Chief Marketing Executive.


ITEM 2. PROPERTIES

     Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 5.1 million square feet and are located in Sunnyvale, California; Austin, Texas; and Dresden, Germany. Over 3.1 million square feet of this space is in buildings we own.

     We lease property containing two buildings with an aggregate of approximately 364,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). The lease term ends in December 2018. In 2000, we renewed a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used by the product groups as engineering offices and laboratory facilities.

     We also own or lease facilities containing approximately 1.2 million square feet for our operations in Malaysia, Thailand, Singapore and China. We lease approximately 15 acres of land in Suzhou, China for our assembly and test facility. We acquired approximately 115 acres of land in Dresden, Germany for Dresden Fab 30. Dresden Fab 30 is encumbered by a lien securing borrowings of AMD Saxony. Fab 25, our fabrication facility in Austin, Texas, is encumbered by a lien securing our 11% Senior Secured Notes due 2003.

     We lease 24 sales offices in North America, 11 sales offices in Asia Pacific, 10 sales offices in Europe and one sales office in South America for our direct sales force. These offices are located in cities in major electronics markets where concentrations of our customers are located.

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

     In 1991, we received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region relating to the three sites. One of the orders named us as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. In January 1999, we entered into a settlement agreement with Philips whereby Philips assumed costs allocated to us under this order, although we are responsible for these costs in the event that Philips does not fulfill its obligations under the settlement agreement. Another of the orders named us as well as National Semiconductor Corporation.

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

     2. Securities Class Action Litigation. Between March 10, 1999 and April 22, 1999, AMD and certain individual officers of AMD were named as defendants in a number of lawsuits that were consolidated under Ellis Investment Co., Ltd., et al v. Advanced Micro Devices, Inc. et al. Following appointment of lead counsel, the case was re-named Hall et al. v. Advanced Micro Devices, Inc., et al. On September 5, 2000, the parties stipulated to, and the United States District Court for the Northern District of California entered, an order whereby all plaintiffs' claims and causes of action against all defendants were voluntarily dismissed without prejudice.

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


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock (symbol AMD) is listed on the New York Stock Exchange. The information regarding market price range, dividend information and number of holders of our common stock appearing under the captions "Supplementary Financial Data" and "Financial Summary" on pages 46 and 47 of our 2000 Annual Report to Stockholders is incorporated herein by reference.

     During 2000, we did not make any sales of our equity securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA


     The information regarding selected financial data for the fiscal years 1996 through 2000, under the caption "Financial Summary" on page 47 of our 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 22 of our 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The information appearing under the caption "Quantitative and Qualitative Disclosure about Market Risk" on pages 14 through 15 of our 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Our consolidated financial statements at December 31, 2000 and December 26, 1999 and for each of the three years in the period ended December 31, 2000, and the report of independent auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 31, 2000, appearing on pages 23 through 45 of our 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information under the captions "Item 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 26, 2001 (2001 Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION


     The information under the captions "Directors' Compensation and Benefits," "Committees and Meetings of the Board of Directors," "Executive Compensation," "Employment Agreements" and "Change in Control Arrangements" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information under the caption "Principal Stockholders and Security Ownership of Directors and Executive Officers" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information under the caption "Certain Relationships and Related Party Transactions" in our 2001 Proxy Statement is incorporated herein by reference.

     With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2001 Proxy Statement, our 2001 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Board Compensation Committee Report on Executive Compensation," "Board Audit Committee Report" and "Performance Graph" in our 2001 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)

1. Financial Statements


     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                                                                   Page References
                                                                                               -----------------------
                                                                                                         2000 Annual
                                                                                                Form      Report to
                                                                                                10-K     Stockholders
                                                                                               -------  --------------
Report of Ernst & Young LLP, Independent Auditors............................................       --        45
Consolidated Statements of Operations for each of the three years in the period ended
   December 31, 2000.........................................................................       --        23
Consolidated Balance Sheets at December 31, 2000 and December 26, 1999.......................       --        24
Consolidated Statements of Stockholders' Equity for each of the three years in the period
   ended December 31, 2000...................................................................       --        25
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 2000.........................................................................       --        26
Notes to Consolidated Financial Statements...................................................       --       27-44


2. Financial Statement Schedule

     The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                                                                  Page References
                                                                                              ------------------------
                                                                                                         2000 Annual
                                                                                                Form      Report to
                                                                                                10-K     Stockholders
                                                                                              --------  --------------
Schedule for the three years in the period ended December 31, 2000:
  Schedule II Valuation and Qualifying Accounts.............................................    F-3           __

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

3. Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

  Exhibit
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

  2.3 Stock Purchase Agreement dated as of April 21, 1999, by and between Lattice Semiconductor Corporation and AMD, filed as Exhibit 2.3 to AMD's Current Report on Form 8-K dated April 26, 1999, is hereby incorporated by reference.

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

  2.4 Reorganization Agreement, dated as of May 21, 2000, by and between AMD and BoldCo, Inc., filed as Exhibit 2.1 to AMD's Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

  2.5 Recapitalization Agreement, dated as of May 21, 2000, by and between BraveTwo Acquisition, L.L.C., AMD and BoldCo, Inc., filed as Exhibit
           2.2 to AMD's Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

  3.1 Certificate of Incorporation, as amended, filed as Exhibit 3.1 to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

  3.2 By-Laws, as amended, filed as Exhibit 3.2 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, are hereby incorporated by reference.

  3.3 Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000, filed as Exhibit 3.3 to AMD's Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

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

  4.2(c) Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust Company of New York, as trustee, filed as
           Exhibit 4.2(c) to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 Exhibit
 Number                              Description of Exhibits
 ------                              -----------------------

  4.2(d) Third Supplemental Indenture, dated as of July 28, 2000, between AMD and the United States Trust Company, as trustee, filed as Exhibit 4.2(d) to AMD's Quarterly Report on Form 10-Q for the period ended October 1, 2000, is hereby incorporated by reference.

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

  4.13 AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD's long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed ten percent of the total assets of AMD and its subsidiaries on a consolidated basis.

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

 *10.12 Amended and Restated Employment Agreement, dated as of November 3, 2000, between AMD and W. J. Sanders III.

 *10.13   AMD 2000 Stock Incentive Plan.

 *10.14   AMD's U.S. Stock Option Program for options granted after April 25,
          2000.

 *10.15   Vice President Incentive Program.

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

  *10.24 AMD's Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000.

 **10.25 Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

 **10.25(a)    Amendment to the Technology Development and License Agreement,
               entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit
               10.25(a) to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 **10.25(b)    Amendment 2 to the Technology Development and License Agreement,
               entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit
               10.25(b) to AMD's Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

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

  Exhibit
  Number                           Description of Exhibits
---------                          -----------------------

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

 Exhibit
 Number                         Description of Exhibits
 ------                         -----------------------

 **10.45 Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2, 1994, filed as Exhibit 10.17 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference .

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

***10.50(a-4)   Amendment Agreement No. 3 to the Syndicated Loan Agreement,
                dated as of February 20, 2001, among AMD Saxony Manufacturing
                GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank
                Luxembourg S.A and the banks party thereto.

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

***10.50(f-4)   Third Amendment to Sponsors' Support Agreement, dated as of
                February 20, 2001, among AMD, AMD Saxony Holding GmbH,
                Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

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

***10.50(j-1)   First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding
                GmbH.

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

***10.50(l-3)   Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD
                Saxony Manufacturing GmbH.

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

  10.51(a-1)   Second Amendment to Loan and Security Agreement, dated as of
               February 12, 2001, among AMD, AMD International Sales and
               Service, Ltd. and Bank of America N.A. (formerly Bank of America
               NT&SA), as agent.

 *10.52 Agreement, dated as of June 16, 1999, between AMD and Richard Previte, filed as Exhibit 10.52 to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

 *10.54 Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 *10.55 Employment Agreement, dated as of January 13, 2000, between AMD and Hector de J. Ruiz, filed as Exhibit 10.55 to AMD's Annual Report on form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 *10.56 Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 *10.57 Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD's Quarterly Report on Form 10-Q for the period ended October 1, 2000, is hereby incorporated by reference.

  13 Pages 8 through 47 of AMD's 2000 Annual Report to Stockholders, which have been incorporated by reference into Parts II and IV of this annual report.

  21           List of AMD subsidiaries.

  23           Consent of Ernst & Young LLP, Independent Auditors, refer to page
               F-2 herein.

  24           Power of Attorney.

______________
  * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
 ** Confidential treatment has been granted as to certain portions of these Exhibits.
*** Confidential treatment has been requested with respect to certain portions of this Exhibit.

AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.


(b) Reports on Form 8-K.

     1.   A Current Report on Form 8-K dated October 11, 2000 reporting under
          Item 5 - Other Events was filed announcing AMD's third quarter earnings.

     2.   A Current Report on Form 8-K dated December 11, 2000 reporting under
          Item 5 - Other Events was filed with respect to expected financial results for the fourth quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Advanced Micro Devices, Inc.

March 19, 2001

                                  By:       /s/ Robert J. Rivet
                                     ---------------------------------
                                                Robert J. Rivet
                                             Senior Vice President,
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                                         Date
             ---------                         -----                                         ----
                 *                     Chairman of the Board and                        March 19, 2001
-----------------------------------    Chief Executive Officer
         W. J. Sanders III             (Principal Executive Officer)


                 *                     Senior Vice President, Chief Financial           March 19, 2001
-----------------------------------    Officer (Principal Financial Officer)
          Robert J. Rivet

                 *                     Director, President and Chief                    March 19, 2001
-----------------------------------    Operating Officer
          Hector de J. Ruiz

                 *                     Director                                         March 19, 2001
-----------------------------------
           Friedrich Baur

                 *                     Director                                         March 19, 2001
-----------------------------------
         Charles M. Blalack

                 *                     Director                                         March 19, 2001
-----------------------------------
           R. Gene Brown

                 *                     Director                                         March 19, 2001
-----------------------------------
          Robert B. Palmer

                 *                     Director                                         March 19, 2001
-----------------------------------
            Joe L. Roby

                 *                     Director
-----------------------------------                                                     March 19, 2001
         Leonard Silverman

*By:     /s/ Robert J. Rivet
    -------------------------------
            (Robert J. Rivet,
            Attorney-in-Fact)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                            ITEM 14(a) (1) and (2)

     The information under the following captions, which is included in AMD's 2000 Annual Report to Stockholders, a copy of which is attached hereto as
Exhibit 13, is incorporated herein by reference:

                                                                                                            Page References
                                                                                                            ---------------
                                                                                                                    2000 Annual
                                                                                                          Form       Report to
                                                                                                          10-K     Stockholders
                                                                                                          ----     ------------
Report of Ernst & Young LLP, Independent Auditors.....................................................     --           45

Consolidated Statements of Operations for each of the three years in the period ended December
  31, 2000............................................................................................     --           23

Consolidated Balance Sheets at December 31, 2000 and December 26, 1999................................     --           24

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
  December 31, 2000...................................................................................     --           25

Consolidated Statements of Cash Flows for each of the three years in the period ended December
  31, 2000............................................................................................     --           26

Notes to Consolidated Financial Statements............................................................     --          27-44

Schedule for the three years in the period ended December 31, 2000:

     Schedule II Valuation and Qualifying Accounts....................................................     F-3          --

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, our 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc. of our report dated January 9, 2001 with respect to the consolidated financial statements of Advanced Micro Devices, Inc. included in the 2000 Annual Report to Stockholders of Advanced Micro Devices, Inc.

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

     We also consent to the incorporation by reference in the following Registration Statements of our report dated January 9, 2001 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.

     . Registration Statement on Form S-8 (No. 33-16095) pertaining to the Advanced Micro Devices, Inc. 1987 Restricted Stock Award Plan;

     . Registration Statements on Forms S-8 (Nos. 33-39747, 333-33855 and 333-77495) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan;

     . Registration Statements on Forms S-8 (Nos. 33-10319, 33-26266, 33-36596 and 33-46578) pertaining to the Advanced Micro Devices, Inc. 1982 and 1986 Stock Option Plans and the 1980 and 1986 Stock Appreciation Rights Plans;

     . Registration Statements on Forms S-8 (Nos. 33-46577 and 33-55107) pertaining to the Advanced Micro Devices, Inc. 1992 Stock Incentive Plan;

     . Registration Statement on Form S-8 (No. 333-00969) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan and to the 1995 Stock Plan of NexGen, Inc;

     . Registration Statements on Forms S-8 (Nos. 333-04797 and 333-57525) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan;

     . Registration Statement on Form S-8 (No. 333-68005) pertaining to the Advanced Micro Devices, Inc. 1998 Stock Incentive Plan;

     . Registration Statement on Form S-3 (No. 333-47243), as amended, pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.;

     . Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-95888-99) pertaining to the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan;

     . Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-92688-99) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc.;

     . Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc., the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan; and

     . Post-Effective Amendment No. 2 on Form S-3 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to common stock issuable to certain warrantholders.


                                                      /s/ Ernst & Young LLP


San Jose, California
March 15, 2001

                                  SCHEDULE II

                         ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        Years Ended December 27, 1998,
                    December 26, 1999 and December 31, 2000
                                (in thousands)

                                                                        Additions
                                                                        Charged
                                                                      (Reductions
                                                    Balance             Credited)                                  Balance
                                                   Beginning              To                                       End of
                                                   of Period           Operations           Deductions(1)          Period
                                                   ---------          ------------          -------------          --------
Allowance for doubtful accounts:
Years ended:
     December 27, 1998..........................    $11,221              $1,498                 $ (56)             $12,663
     December 26, 1999..........................     12,663               3,543                  (828)              15,378
     December 31, 2000..........................     15,378               8,154                  (820)              22,712

(1) Accounts (written off) recovered, net.

                                                                     AMD-22934-A