Form 10-K405/A
period 2000-12-31
ADVANCED MICRO DEVICES INC
filed 2001-03-26
CIK 2488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from         to

                         Commission File Number 1-7882

                               ----------------

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

                                (408) 732-2400
             (Registrant's telephone number, including area code)

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

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Item 14 of the Advanced Micro Devices, Inc. Annual Report on Form 10-K for the year ended December 31, 2000, is amended and restated as follows:

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Financial Statements

   The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                             Page References
                                                          ----------------------
                                                                    2000 Annual
                                                                     Report to
                                                          Form 10-K Stockholders
                                                          --------- ------------
Report of Ernst & Young LLP, Independent Auditors.......      --          45
Consolidated Statements of Operations for each of the
 three years in the period ended December 31, 2000......      --          23
Consolidated Balance Sheets at December 31, 2000 and
 December 26, 1999......................................      --          24
Consolidated Statements of Stockholders' Equity for each
 of the three years in the period ended December 31,
 2000...................................................      --          25
Consolidated Statements of Cash Flows for each of the
 three years in the period ended December 31, 2000......      --          26
Notes to Consolidated Financial Statements .............      --       27-44

   2. Financial Statement Schedule

   The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                           Page References
                                                        ----------------------
                                                                  2000 Annual
                                                                   Report to
                                                        Form 10-K Stockholders
                                                        --------- ------------
Schedule for the three years in the period ended
 December 31, 2000:
  Schedule II Valuation and Qualifying Accounts........    F-3         --

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

 Exhibit
  Number                         Description of Exhibits
 -------                         -----------------------
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

+*10.3    AMD 1992 Stock Incentive Plan, as amended.

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

 +*10.12    Amended and Restated Employment Agreement, dated as of November 3,
            2000, between AMD and W. J. Sanders III.

 +*10.13    AMD 2000 Stock Incentive Plan.

 +*10.14    AMD's U.S. Stock Option Program for options granted after April 25,
            2000.

 +*10.15    Vice President Incentive Program.

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

  Exhibit
   Number                         Description of Exhibits
  -------                         -----------------------
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

 +*10.24 AMD's Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000.

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

  Exhibit
   Number                         Description of Exhibits
  -------                         -----------------------
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

    Exhibit
    Number                          Description of Exhibits
    -------                         -----------------------
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

+***10.50(a-4) Amendment Agreement No. 3 to the Syndicated Loan Agreement,
               dated as of February 20, 2001, among AMD Saxony Manufacturing
               GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank
               Luxembourg S.A and the banks party thereto.

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

+***10.50(f-4) Third Amendment to Sponsors' Support Agreement, dated as of
               February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner
               Bank AG and Dresdner Bank Luxembourg S.A.

    Exhibit
    Number                          Description of Exhibits
    -------                         -----------------------
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

+***10.50(j-1) First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding
               GmbH.

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

+***10.50(l-3) Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD
               Saxony Manufacturing GmbH.

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

  +10.51(a-1) Second Amendment to Loan and Security Agreement, dated as of
              February 12, 2001, among AMD, AMD International Sales and
              Service, Ltd. and Bank of America N.A. (formerly Bank of America
              NT&SA), as agent.

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

   +13 Pages 8 through 47 of AMD's 2000 Annual Report to Stockholders, which have been incorporated by reference into Parts II and IV of this annual report.

   +21        List of AMD subsidiaries.

    23        Consent of Ernst & Young LLP, Independent Auditors.

   +24        Power of Attorney.

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

   (b) Reports on Form 8-K.

  1. A Current Report on Form 8-K dated October 11, 2000 reporting under Item 5--Other Events was filed announcing AMD's third quarter earnings.

  2. A Current Report on Form 8-K dated December 11, 2000 reporting under
     Item 5--Other Events was filed with respect to expected financial results for the fourth quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced Micro Devices, Inc.

March 26, 2001

                                                  /s/ Robert J. Rivet
                                          By: _________________________________
                                                      Robert J. Rivet
                                                   Senior Vice President,
                                                  Chief Financial Officer