Form 10-K405/A
period 2000-12-31
ADVANCED MICRO DEVICES INC
filed 2001-04-16
CIK 2488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A-2

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

   +21        List of AMD subsidiaries.

   +23        Consent of Ernst & Young LLP, Independent Auditors.

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

April 16, 2001

                                                  /s/ Robert J. Rivet
                                          By: _________________________________
                                                      Robert J. Rivet
                                                   Senior Vice President,
                                                  Chief Financial Officer