Form 10-Q
period 2001-04-01
ADVANCED MICRO DEVICES INC
filed 2001-05-15
CIK 2488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 1, 2001
                                   -------------------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number           1-7882
                      ---------------------------------------


                         ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                   94-1692300
---------------------------------          -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                             94088
--------------------------------------------                    ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of May 9, 2001: 315,993,147

INDEX
-----

Part I.  Financial Information
         ---------------------

                                                                                       Page No.
                                                                                       --------
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations -
                     Quarters Ended April 1, 2001 and April 2, 2000                           3

                  Condensed Consolidated Balance Sheets -
                     April 1, 2001 and December 31, 2000                                      4

                  Condensed Consolidated Statements of Cash Flows -
                     Quarters Ended April 1, 2001 and April 2, 2000                           5

                  Notes to Condensed Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                   14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 37

Part II. Other Information
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                                           38

         Signature                                                                           39

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

                                                                 Quarter Ended
                                                         ---------------------------
                                                          April 1,        April 2,
                                                            2001            2000
                                                         ------------  -------------
Net sales                                                $1,188,747       $1,092,029

Expenses:
 Cost of sales                                              714,830          605,757
 Research and development                                   157,760          161,297
 Marketing, general and administrative                      149,138          144,306
                                                         ----------       ----------
                                                          1,021,728          911,360
                                                         ----------       ----------
Operating income                                            167,019          180,669

Interest income and other, net                               18,823           21,128
Interest expense                                            (21,645)         (11,479)
                                                         ----------       ----------

Income before income taxes and equity in net income
 (loss) of joint venture                                    164,197          190,318
Provision for income taxes                                   52,543                -
                                                         ----------       ----------

Income before equity in net income (loss) of joint venture  111,654          190,318
Equity in net income (loss) of joint venture                 13,183             (969)
                                                         ----------       ----------
Net income                                                 $124,837         $189,349
                                                         ==========       ==========

Net income per common share:
 Basic                                                        $0.40            $0.63
                                                         ==========       ==========
 Diluted                                                      $0.37            $0.57
                                                         ==========       ==========

Shares used in per share calculation:
 Basic                                                      314,347          302,257
                                                         ==========       ==========
 Diluted                                                    351,785          344,381
                                                         ==========       ==========

See accompanying notes.
----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Thousands)

                                                                                 April 1,  December 31,
                                                                                   2001       2000*
                                                                               ----------- ------------
                                                                               (unaudited)
Assets
------

Current assets:
  Cash and cash equivalents                                                    $1,055,776     $  591,457
  Short-term investments                                                          539,780        701,708
                                                                               ----------     ----------
         Total cash, cash equivalents and short-term investments                1,595,556      1,293,165
  Accounts receivable, net of allowance for doubtful accounts                     602,067        547,200
  Inventories:
     Raw materials                                                                 44,470         34,413
     Work-in-process                                                              171,873        154,854
     Finished goods                                                               138,287        154,274
                                                                               ----------     ----------
         Total inventories                                                        354,630        343,541
  Deferred income taxes                                                           189,185        218,527
  Prepaid expenses and other current assets                                       139,661        255,256
                                                                               ----------     ----------
     Total current assets                                                       2,881,099      2,657,689
  Property, plant and equipment, at cost                                        5,621,154      5,461,801
  Accumulated depreciation and amortization                                    (2,957,250)    (2,825,334)
                                                                               ----------     ----------
     Property, plant and equipment, net                                         2,663,904      2,636,467
  Investment in joint venture                                                     249,866        261,728
  Other assets                                                                    234,536        211,851
                                                                               ----------     ----------
                                                                               $6,029,405     $5,767,735
                                                                               ==========     ==========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                                               $377,067       $477,369
  Accrued compensation and benefits                                               139,477        172,815
  Accrued liabilities                                                             278,092        276,721
  Income taxes payable                                                             84,286         74,806
  Deferred income on shipments to distributors                                     99,286         92,828
  Current portion of long-term debt, capital lease obligations and other          183,525        129,570
                                                                               ----------     ----------
     Total current liabilities                                                  1,161,733      1,224,109

Deferred income taxes                                                             198,066        203,986
Long-term debt, capital lease obligations and other, less current portion       1,392,970      1,167,973

Commitments and contingencies

Stockholders' equity:
  Common stock, par value                                                           3,160          3,141
  Capital in excess of par value                                                1,422,593      1,406,290
  Retained earnings                                                             1,981,098      1,856,261
  Accumulated other comprehensive loss                                           (130,215)       (94,025)
                                                                               ----------     ----------
     Total stockholders' equity                                                 3,276,636      3,171,667
                                                                               ----------     ----------
                                                                               $6,029,405     $5,767,735
                                                                               ==========     ==========

 * Amounts as of December 31, 2000 were derived from the December 31, 2000 audited financial statements.

 See accompanying notes.
 ----------------------

                         ADVANCED MICRO DEVICES, INC.
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  (Thousands)

                                                                              Quarter Ended
                                                                       ---------------------------
                                                                          April 1,        April 2,
                                                                            2001            2000
                                                                       -------------  -------------
Cash flows from operating activities:
 Net income                                                              $  124,837       $ 189,349
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                            152,933         127,892
   Net change in deferred income taxes                                       23,422            (515)
   Foreign grant and subsidy income                                         (10,937)        (11,711)
   Net loss (gain) on disposal of property, plant and equipment               4,119          (3,035)
   Undistributed (income) loss of joint venture                             (13,183)            969
   Recognition of deferred gain on sale of building                            (421)           (420)
   Net compensation recognized under employee stock plans                       984           1,053
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                              (55,160)         24,405
    (Increase) in inventories                                               (11,131)         (6,752)
    (Increase) decrease in prepaid expenses                                  (2,506)            692
    Decrease (increase) in other assets                                      92,978          (4,926)
    Increase (decrease) in tax refund receivable and tax payable              7,152          (6,547)
    (Refund) receipt of customer deposits under purchase agreements         (30,000)        100,000
    (Decrease) increase in payables and accrued liabilities                (107,473)        199,623
    (Decrease) in accrued compensation                                      (33,338)       (223,314)
    Income tax benefits from employee stock option exercises                  4,480               -
                                                                         ----------       ---------
Net cash provided by operating activities                                   146,756         386,763

Cash flows from investing activities:
 Purchases of property, plant and equipment                                (162,713)       (129,027)
 Proceeds from sale of property, plant and equipment                            299           9,049
 Purchases of available-for-sale securities                                (743,835)       (729,799)
 Proceeds from sale/maturity of available-for-sale securities               886,956         495,666
                                                                         ----------       ---------
Net cash provided by (used in) investing activities                         (19,293)       (354,111)

Cash flows from financing activities:
 Proceeds from borrowings                                                   330,138           3,598
 Payments on debt and capital lease obligations                              (2,778)         (4,246)
 Proceeds from issuance of stock and other                                   10,858          51,557
                                                                         ----------       ---------
Net cash provided by financing activities                                   338,218          50,909

Effect of exchange rate changes on cash and cash equivalents                 (1,362)          2,468
                                                                         ----------       ---------
Net increase in cash and cash equivalents                                   464,319          86,029
Cash and cash equivalents at beginning of period                            591,457         294,125
                                                                          ---------       ---------
Cash and cash equivalents at end of period                               $1,055,776       $ 380,154
                                                                         ==========       =========

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                               $    7,953       $  25,507
                                                                         ==========       =========
  Income taxes                                                           $    8,351       $   3,215
                                                                         ==========       =========

See accompanying notes.
----------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 30, 2001. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended April 1, 2001 and April 2, 2000 included 13 weeks and 14 weeks, respectively.

2.  Available-For-Sale Securities

    The following is a summary of available-for-sale securities:


                                                                         April 1,
(Thousands)                                                                2001
                                                                         --------
Cash equivalents:
  Certificates of deposit                                                $ 33,982
  Commercial paper                                                        441,180
  Money market funds                                                       51,421
  Federal agency note                                                      62,711
                                                                         --------
    Total cash equivalents                                               $589,294
                                                                         ========

Short-term investments:
  Money market auction rate preferred stocks                             $246,478
  Municipal bonds                                                         283,333
  Floating rate note                                                        9,969
                                                                         --------
    Total short-term investments                                         $539,780
                                                                         ========

Long-term investments:
    Equity investments                                                   $ 18,455
    Commercial paper                                                        9,999
    Treasury notes                                                          2,105
                                                                         --------
      Total long-term investments (included in other assets)             $ 30,559
                                                                         ========

3. Net Income per Common Share

   Basic net income per common share is computed using the weighted-average common shares outstanding. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, restricted stock and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income per common share:

                                                                                    Quarter Ended
                                                                                ----------------------
                                                                                 April 1,    April 2,
(Thousands except per share data)                                                  2001        2000
                                                                                 ---------   ---------
Numerator:
   Numerator for basic income per common share                                   $ 124,837   $ 189,349
   Effect of adding back interest expense associated with convertible
       debentures                                                                    5,275       7,763
                                                                                 ---------   ---------
   Numerator for diluted income per common share                                 $ 130,112   $ 197,112

Denominator:
   Denominator for basic income per share - weighted-average shares                314,347     302,257
Effect of dilutive securities:
   Employee stock options                                                            9,484      14,158
   Restricted stock                                                                      -           2
   Convertible debentures                                                           27,954      27,964
                                                                                 ---------   ---------
   Dilutive potential common shares                                                 37,439      42,124
                                                                                 ---------   ---------
   Denominator for diluted net income per common share -                           351,785     344,381
       adjusted weighted-average shares

Net income per common share:
                                                                                 ---------   ---------
   Basic                                                                         $    0.40   $    0.63
                                                                                 =========   =========
   Diluted                                                                       $    0.37   $    0.57
                                                                                 =========   =========

    On August 21, 2000, the Company effected a two-for-one stock split in the form of a stock dividend of one share of common stock for each share of AMD common stock held on August 7, 2000. Share and per share amounts have been adjusted for prior periods presented to give effect to the stock split.

4.  Investment in Joint Venture

    In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At April 1, 2001, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $39 million. The following are the significant FASL related-party transactions and balances recorded by AMD:

                                  Quarter Ended
                              ----------------------
                                April 1,   April 2,
    (Thousands)                   2001       2000
                              ---------- -----------
    Royalty income             $ 14,345    $ 6,542
    Purchases                   159,727     76,238


                                April 1,   April 2,
    (Thousands)                   2001       2000
                              ---------- -----------
    Royalty receivable         $ 20,855    $12,402
    Accounts payable             89,917     43,614

    The following is condensed unaudited financial data of FASL:

                                   Quarter Ended
                              -------------------------
                                  April 1,    April 2,
    (Thousands)                     2001        2000
                                ---------- --------------
    Net sales                    $316,467    $ 145,442
    Gross profit                   75,521          813
    Operating income (loss)        74,435         (129)
    Net income (loss)              36,575         (247)

    The Company's share of the above FASL net income (loss) differs from the equity in net income (loss) of joint venture reported on the condensed consolidated statements of operations. The difference is due primarily to adjustments resulting from the related party transactions between FASL and the Company which are reflected on the Company's condensed consolidated statements of operations.

5.  Segment Reporting

    In the first quarter of 2001, AMD operated in two reportable segments: the Core Products and Foundry Services segments. AMD has previously shown three reportable segments; however, as a result of the sale of Legerity, Inc. (Legerity), the Company's former Voice Communications product business, effective July 31, 2000, the Company re-evaluated its segment reporting structure and eliminated the Voice Communications segment. Segment information for the period ended April 2, 2000 has been restated to conform to the current period presentation. The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products and networking products. The Voice Communications segment included voice communications products of Legerity, until July 31, 2000, the effective date of its sale. The Foundry Services segment includes fees for wafer fabrication and assembly, test, mark and pack services provided to Legerity and Vantis Corporation (Vantis), the Company's former programmable logic subsidiary. The following table is a summary of the operating income by segment for the quarters ended April 1, 2001 and April 2, 2000:

                                             Quarter Ended
                                         -------------------------
(Thousands)                                April 1,     April 2,
Net sales:                                   2001         2000
                                         ------------ ------------
 Core Products segment                    $1,147,140  $1,012,644
 Voice Communications segment                   -         59,520
 Foundry Services segment                     41,607      19,865
                                         ------------ ------------
   Total net sales                        $1,188,747  $1,092,029
                                         ============ ============

Segment operating income:
 Core Products segment                    $  166,209  $  159,137
 Voice Communications segment                    -        16,297
 Foundry Services segment                        810       5,235
                                         ------------ ------------
   Total segment operating income            167,019     180,669
 Interest income and other, net               18,823      21,128
 Interest expense                            (21,645)    (11,479)
 Provision for income taxes                  (52,543)         -
 Equity in net income (loss) of FASL          13,183        (969)
                                         ------------ ------------
   Net income                             $  124,837  $  189,349
                                         ============ ============

6. Comprehensive Income

   The following are the components of comprehensive income:

                                                           Quarter Ended
                                                    --------------------------
                                                      April 1,      April 2,
(Thousands)                                             2001          2000
                                                    ----------- ---------------
Net income                                           $ 124,837    $ 189,349

Foreign currency translation adjustments               (17,382)     (25,369)
Derivative financial instrument gains (losses), net     (7,817)        -
Unrealized gains on securities, net of tax:
   Unrealized gains (losses) on investments arising
       during the period                               (10,990)       2,510
                                                    ----------- -------------
Other comprehensive income (loss)                      (36,189)     (22,859)
                                                    ----------- -------------
Comprehensive income                                 $  88,648    $ 166,490
                                                    =========== =============


  The components of accumulated other comprehensive loss are as follows:

                                                 April 1,     April 2,
  (Thousands)                                      2001         2000
                                              -----------   ----------
  Unrealized gain on investments, net of tax   $   2,152    $ 16,788
  Derivatives - cash flow hedging adjustments     (7,817)       -
  Cumulative translation adjustments            (124,550)    (57,061)
                                              -----------   ----------
                                               $(130,215)   $(40,273)
                                              ===========   ==========

7.  Share Repurchase Program

    On January 29, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $300 million worth of the Company's common shares over a period of time to be determined by management. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. No shares have been repurchased as of April 1, 2001.

8.  Dresden Loan Agreements

    AMD Saxony, an indirect wholly owned subsidiary of the Company, operates the Company's manufacturing and design facility in Dresden, Germany (Dresden Fab
    30). In 1997, AMD Saxony entered into a loan and related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. In February 2001, the Dresden Loan Agreements were amended to reflect new capacity and increased capital spending plans for Dresden Fab 30. Under the February 2001 amendments, the Company agreed to extend its guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. The Company also expanded its obligation to reimburse AMD Saxony for the cost of producing wafers for the Company and agreed to cancel the cost overrun facility made available by the banks. Under these amendments, the Company has been released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

    The Dresden Loan Agreements, as amended, require that the Company: provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such interim funding to be repaid as AMD Saxony receives the grants and subsidies from the State of Saxony; fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan Agreement, which guarantee must not be less than $100 million or more than $275 million, until the bank loans are repaid in full.

9.  Derivative Instrument and Hedging

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. As of January 1, 2001 the Company's foreign currency forward contracts had been entered into solely to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany accounts. These derivatives therefore did not qualify for hedge accounting and, therefore, the change in fair values of these derivatives are adjusted to fair value as a component of cost of sales and offset the change in fair values of the related intercompany accounts. Accordingly, the adoption of SFAS 133 had no impact on the Company's consolidated financial position or operating results.

    The Company purchases significant volumes of inventory from its unconsolidated joint venture in Japan, FASL, and from AMD Saxony. Purchases from FASL and AMD Saxony are denominated in yen and the euro, respectively. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted yen and euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts generally expiring within 12 months to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gain or loss recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged forecasted transaction affects earnings. The Company does not use derivatives for trading purposes.

    The effectiveness test for these foreign currency contracts is a fair value to fair value comparison method. SFAS 133 permits the exclusion from the effectiveness assessment of the time value portion of the change in value of the currency forward contract. The change in fair value of the time value portion of the derivative is considered by the Company to be inherently ineffective and is immediately adjusted through earnings each accounting period. During the three-month period ended April 1, 2001 portions of the hedging instruments excluded from the assessment of hedge effectiveness were not material to the Company's consolidated financial position or operating results and are included in earnings in the accompanying Consolidated Statements of Operations.

    At April 1, 2001 the Company expects to reclassify the amount accumulated in other comprehensive income to earnings within the next twelve months due to the recognition in earnings of the hedged forecasted transactions.

    If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of income and expense. No such amounts were recorded in earnings during the three-month period ended April 1, 2001.

    The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from January 1, 2001 through April 1, 2001:



    (Thousands)

     Cumulative effect of adopting FAS 133                       $    -
     Changes in fair value of derivatives, net                      7,817
     Derivatives portion of other comprehensive income, net           -
                                                                 ---------
                                                                 $  7,817
                                                                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon(TM) and AMD Duron(TM) microprocessors in the volume required by customers on a timely basis; the ability of third parties to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; our ability to increase customer and market acceptance of the newest versions of our seventh-generation microprocessors, particularly in commercial and mobile markets; a recovery in the communications industry leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the production ramp of our new submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing and construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 31, 2000 and December 26, 1999 and each of the three years in the period ended December 31, 2000 as filed in our Annual Report on Form 10-K.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, AMD-K6, AMD Athlon, AMD Duron, AMD-760 and 3DNow! are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

During the three months ended April 1, 2001 we participated in all three technology areas within the digital integrated circuit (IC) market-- microprocessors, memory circuits and logic circuits--through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processors, Memory products and Other IC products. PC processors include our current seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors, and our sixth-generation microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include embedded processors, platform products and networking products. Our former Voice Communications segment consisted of our voice communications products subsidiary, Legerity, Inc. (Legerity), until July 31, 2000, the effective date of its sale. Our Foundry Services segment consists of fees for services that we provide to our former subsidiaries, Legerity and Vantis corporation (Vantis), our former programmable logic subsidiary.

On August 4, 2000, we completed the sale of 90 percent of Legerity for approximately $375 million in cash, effective July 31, 2000. We retained a ten percent ownership interest in Legerity and a warrant to acquire approximately an additional ten percent. As part of the transaction, we entered into various service contracts with Legerity to continue to provide, among other things, wafer fabrication and assembly, test, mark and pack services to Legerity. We receive fees from Legerity for these services.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended April 1, 2001 and December 31, 2000 each included 13 weeks and the quarter ended April 2, 2000 included 14 weeks.

The following is a summary of our net sales by segment for the periods presented below:

                                             Quarter Ended
                                   ---------------------------------
                                    April 1, December 31,  April 2,
(Millions)                            2001       2000        2000
                                   --------- ------------ ----------
Core Products segment:
     PC Processors                   $   661       $  566    $   563
     Memory Products                     411          458        327
     Other IC Products                    75           98        122
                                   --------- ------------ ----------
                                       1,147        1,122      1,012
Foundry Services segment                  42           53         20
Voice Communications segment              -            -          60
                                   --------- ------------ ----------
                                     $ 1,189       $1,175    $ 1,092
                                   ========= ============ ==========


Net Sales Comparison of Quarters Ended April 1, 2001 and December 31, 2000

Net sales of $1,189 million for the first quarter of 2001 increased by one percent compared to net sales of $1,175 million for the fourth quarter of 2000.

PC Processors net sales of $661 million increased 17 percent in the first quarter of 2001 compared to the fourth quarter of 2000. The increase in net sales was primarily due to both higher unit and dollar sales of our seventh generation microprocessors, partially offset by lower unit sales of AMD-K6(R) microprocessors. Overall PC Processors sales growth in the second quarter of 2001 is dependent upon continuing a successful production ramp in Dresden Fab 30, market acceptance of the newest versions of the AMD Athlon and AMD Duron processors, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of our seventh generation microprocessors particularly in commercial and mobile markets, as to which we cannot give any assurance.

Memory products net sales of $411 million decreased 10 percent in the first quarter of 2001 compared to the fourth quarter of 2000. The decrease was primarily the result of the communications and networking equipment industry downturn resulting in a decrease in the sales of Flash memory devices. We expect another significant sales decline in Flash memory devices in the second quarter of 2001.

The Other IC products net sales of $75 million decreased 24 percent in the first quarter of 2001 compared to the fourth quarter of 2000 primarily due to decreased net sales of chipset products and networking products. Networking product sales decreased as a result of the communications sector decline.

The Foundry Services segment included service fees of $42 million in the first quarter of 2001 compared to $53 million in the fourth quarter of 2000. This 21 percent decrease was due to the communications sector decline. We expect that service fees will continue to decline.

Net Sales Comparison of Quarters Ended April 1, 2001 and April 2, 2000

Net sales of $1,189 million for the first quarter of 2001 increased by nine percent compared to net sales of $1,092 million for the first quarter of 2000.

PC Processors net sales of $661 million increased 17 percent in the first quarter of 2001 compared to the same quarter of 2000 primarily due to increased net sales of our seventh generation microprocessors offset by a decrease in net sales of AMD-K6 microprocessors. The increase in net sales was primarily due to both higher unit and dollar sales of our seventh-generation microprocessors, partially offset by lower unit sales of AMD-K6 microprocessors which was due to market shift toward our seventh-generation microprocessors.

Memory products net sales of $411 million increased by 26 percent in the first quarter of 2001 compared to the same quarter of 2000 as a result of strong growth in demand for Flash memory devices, which was slightly offset by a decline in net sales of EPROMs.

The Other IC products net sales of $75 million in the first quarter of 2001 decreased when compared to the same quarter of 2000 as a result of decreased net sales from networking products, chipsets and embedded processors products.

The Foundry Services segment service fees of $42 million in the first quarter of 2001 increased compared to the same quarter of 2000. The increase was primarily due to the addition of service fees from Legerity in the first quarter of 2001.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:

                                                                  Quarter Ended
                                                        ----------------------------------
                                                        April 1,   December 31,   April 2,
(Millions except for gross margin percentage)             2001         2000         2000
                                                        --------- ------------- ----------
Cost of sales                                           $ 715        $ 657         $ 606
Gross margin percentage                                    40%          44%           45%
Research and development                                $ 158        $ 162         $ 161
Marketing, general and administrative                     149          161           144
Interest income and other, net                             19           25            21
Interest expense                                           22           20            11


We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities required for PC processors and memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. The gross margin percentage growth depends on continually increasing sales because fixed costs continue to rise due to the ongoing capital investments required to expand production capacity and capability.

The gross margin percentage of 40 percent in the first quarter of 2001 decreased from 44 percent in the fourth quarter of 2000 and from 45 percent in the same quarter of 2000. The decrease in gross margin percentage in the first quarter of 2001 compared to the fourth quarter of 2000 was primarily attributable to a decline in the average selling price for memory devices and charges for increased memory product inventories. The decrease in gross margin percentage in the first quarter of 2001 compared to the same quarter in 2000 was due to the aforementioned charges for increased memory product inventories combined with higher fixed manufacturing costs. Fixed costs will continue to increase as we ramp production in Dresden Fab 30. Dresden Fab 30 went into production in the second quarter of 2000, which contributed to, and will continue to contribute to, increases in cost of sales.

Research and development expenses of $158 million in the first quarter of 2001 decreased three percent compared to the immediately prior quarter, and two percent compared to the same quarter in 2000. The decrease in research and development expenses was primarily due to a decrease in expenses relating to the technology development alliance we have with Motorola.

Included in research and development and cost of sales were the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. These credits of approximately $11 million per quarter (denominated in deutsche marks) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007.

Marketing, general and administrative expenses of $149 million in the first quarter of 2001 decreased seven percent compared to the fourth quarter of 2000 as a result of spending controls and discontinuing certain marketing and promotional activities for the AMD Athlon microprocessor. Marketing, general and administrative expenses in the first quarter of 2001 increased three percent compared to the first quarter of 2000. The increase was primarily due to increased advertising and marketing for the AMD Athlon microprocessor.

Interest income and other, net of $19 million in the first quarter of 2001 decreased 26 percent compared to the fourth quarter of 2000 and decreased 10 percent compared to the same quarter of 2000. The decrease was primarily due to the cancellation of an interest rate swap in the first quarter of 2001 and a lower short-term investment balance.

Interest expense of $22 million in the first quarter of 2001 increased nine percent compared to the fourth quarter of 2000 and increased 89 percent compared to the same quarter of 2000. During the construction of Dresden Fab 30 we capitalized interest expense attributable to the construction. Fab 30 began production at the end of the second quarter of 2000 and consequently we no longer capitalize these interest costs.

Income Tax

We recorded a $53 million income tax provision in the first quarter of 2001 and no income tax provision in the first quarter of 2000. The effective tax rate for the quarter ended April 1, 2001 was 32 percent. The effective tax rate for the quarter ended April 2, 2000 of zero percent reflected the utilization of net operating loss carryforwards.

Other Items

International sales as a percent of net sales were 63 percent in the first quarter of 2001 compared to 62 percent in the fourth quarter of 2000 and 59 percent in the first quarter of 2000. During the first quarter of 2001, approximately five percent of our net sales were denominated in foreign
currencies.   We do not have sales denominated in local currencies in countries that have highly inflationary economies, as defined by generally accepted accounting principles. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been significant.

Comparison of Segment Income

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income by segment for the periods presented below:

                                    Quarter Ended
                         ----------------------------------
                         April 1,   December 31,   April 2,
(Millions)                 2001         2000         2000
                         --------- -------------  ---------
Core Products               $ 166         $  190      $ 160
Foundry Services                1              5          5
Voice Communications            -              -         16
                         --------- -------------  ---------
   Total                    $ 167         $  195      $ 181
                         ========= =============  =========


Core Products' operating income in the first quarter of 2001 decreased 13 percent compared to the fourth quarter of 2000. The decrease was primarily due to a downturn in the communications and networking equipment industry resulting in a decrease in net sales of our Flash memory devices and Other IC products. The decrease was also attributable to a decline in average selling price for Flash memory devices and charges for increased memory product inventories. Core Products operating income in the first quarter of 2001 increased four percent compared to the first quarter of 2000 mainly due to higher net sales of our seventh generation microprocessors. As a result of the sale of Legerity, effective July 31, 2000, we no longer operate in our former Voice Communications segment, resulting in no operating income in the first quarter of 2001 compared to an operating income of $16 million in the first quarter of 2000.

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Net cash provided by operating activities was $147 million in the first quarter of 2001 primarily due to net income of $125 million and depreciation and amortization of $153 million, offset by a decrease of $141 million in payables, accrued liabilities, and accrued compensation.

Net cash provided by operating activities was $387 million in the first quarter of 2000 primarily due to net income of $189 million, depreciation and amortization expenses of $128 million, and $100 million from customer deposits under long-term purchase agreements, offset by a decrease of $24 million in payables, accrued liabilities and accrued compensation.

Net cash used by investing activities was $19 million during the first quarter of 2001. Major uses of cash during the period included $163 million for the purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities, and $736 million for purchases of available-for-sale securities. Net cash provided by investing activities included $887 million of proceeds from the maturity of available-for-sale securities.

Net cash used by investing activities was $354 million in the first quarter of 2000. Major uses of cash during the period included $129 million from purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities and $730 million from purchases of available-for-sale securities. Net cash provided by investing activities included $496 million of proceeds from the maturities of available-for-sale securities.

Net cash provided by financing activities was $338 million during the first quarter of 2001. Major uses of cash during the period included $3 million in payments on debt and capital lease obligations offset by $320 million in proceeds from Dresden FAB 30 borrowing activities, $10 million in proceeds from Dresden FAB 30 foreign grants and subsidies and $9 million in proceeds from issuance of stock.

Net cash provided by financing activities was $51 million in the first quarter of 2000 primarily due to $52 million in proceeds from issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan.

Under our Loan and Security Agreement (the Loan Agreement) effective on July 13, 1999, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts
receivable from distributors.   We must comply with certain financial covenants
if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of April 1, 2001, no funds were drawn under the Loan Agreement. In addition, we had available unsecured, uncommitted bank lines of credit in the amount of $24 million, none of which were outstanding.

We plan to make capital investments of approximately $1 billion during 2001. These investments include those relating to the continued facilitization of Dresden Fab 30 and our fabrication facility in Austin, Texas (Fab 25).

On January 29, 2001, we announced that our Board of Directors had authorized a program to repurchase up to $300 million worth of our common shares over a period of time to be determined by management. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time in compliance with the Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate us to acquire any particular amount of our common stock, and the plan may be suspended at any time at our discretion. No shares have been repurchased as of April 1, 2001.

On May 7, 2001, we announced the redemption of all of our outstanding 6% Convertible Subordinated Notes due 2005 on May 21, 2001.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed a fab and has installed equipment in Dresden Fab 30 which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be $2.3 billion when fully equipped by the end of 2003. We have invested $1.5 billion to date. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate at the end of first quarter of 2001, which was approximately 2.18 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

 .  equity, subordinated loans and loan guarantees from AMD;

 .  loans from a consortium of banks; and

 . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $425 million as of April 1, 2001 in the form of subordinated loans to and equity in AMD Saxony. In addition to support from AMD, the consortium of banks referred to above has made available $687 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. As of April 1, 2001, all of the available loans were outstanding.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

 . guarantees of the lesser of 65 percent of AMD Saxony bank debt or $687 million;

 .  capital investment grants and allowances totaling $287 million; and

 .  interest subsidies totaling $141 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $38 million in interest subsidies as of April 1, 2001. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of April 1, 2001, we were in compliance with all of the conditions of the grants and subsidies.

In February 2001, we amended the Dresden Loan Agreements to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers from us, and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we have been released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

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

 . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

 .  guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan
   Agreements, which guarantee must not be less than $100 million or more than $275 million, until the bank loans are repaid in full.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Holding, the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

 .  material variances from the approved plans and specifications;

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

Generally, any default with respect to borrowings made or guaranteed by AMD results in recourse to us of more than $10 million and if not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. Under certain circumstances, cross-defaults result under our Convertible Subordinated Notes due 2005 and the Dresden Loan Agreements. As of April 1, 2001, we were in compliance with all conditions of the Dresden Loan Agreements.

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

FASL, a joint venture formed by AMD and Fujitsu Limited (Fujitsu) in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL JV2, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1.3 billion when fully equipped. As of April 1, 2001, approximately $858 million (denominated in yen) of this cost had been funded. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash Memory devices in Aizu-Wakamatsu, Japan. The facility, designated as FASL JV3, is expected to cost approximately $1.5 billion when fully equipped. Capital expenditures for FASL JV2 and FASL JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL.

FASL has also expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI). In connection with this foundry arrangement, we agreed to guarantee up to $125 million of Fujitsu's obligations under FMI's credit facility. As of April 1, 2001, we had $125 million in loan guarantees outstanding with respect to this agreement.

A significant portion of the FASL capital expenditures in 2001 will continue to be funded by cash generated from FASL operations. In addition, both Fujitsu and AMD intend to make capital contributions of 15 billion yen (approximately $125 million) each to FASL during the second quarter of 2001. Further, to the extent that additional funds are required for the full facilitization of FASL JV2 or ramp of FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of April 1, 2001, we had $16 million in loan guarantees outstanding with respect to these loans. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the first quarter of 2001, the exchange rate was approximately 123.54 yen to 1 U.S. dollar, which we used to calculate the amounts denominated in yen.

We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments for at least the next 12 months.

RECENT DEVELOPMENTS

On May 4, 2001, we, along with Intel Corporation, announced the renewal of the patent cross-license agreement between the companies.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Flash Memory Products

The demand for Flash memory devices has decreased substantially due to the recent sharp downturn in the communications sector. It is extremely difficult to forecast memory product sales given the uncertainties of the level of demand in a continuing soft communications sector. Therefore, we cannot be certain as to the level of demand for our Flash memory devices. If the communications sector does not recover and the sales of our Flash memory products continue to decline, our business could be materially and adversely affected.

Competition in the market for Flash memory devices will increase in 2001 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and as existing and potential new competitors introduce competitive products. A decline in our Flash memory device business or decline in revenue in this product line could have a material adverse effect on our business.

Microprocessor Products

Dependence on AMD Seventh-Generation Microprocessors. We must continue to successfully market our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors, in order to increase our microprocessor product revenues in 2001 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We began volume shipments of AMD Athlon microprocessors in the second half of 1999. We began shipments of AMD Duron processors, a derivative of the AMD Athlon processor designed to provide an optimized solution for value-conscious business and home users, in the second half of 2000. Our production and sales plans for AMD Athlon and AMD Duron microprocessors are subject to numerous risks and uncertainties, including:

 . our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive Intel marketing programs and product bundling of microprocessors, motherboards, chipsets and combinations thereof;

 . whether Tier One OEM customers will use our seventh-generation microprocessors in systems developed for the commercial market;

 .  our ability to successfully offer new higher performance versions of the AMD
   Athlon microprocessor competitive with Intel's Pentium III and Pentium IV processors;

 . our ability on a timely basis to produce seventh-generation microprocessors in the volume and with the performance and feature set required by customers;

 .  our ability to expand our chipset and system design capabilities;

 . the pace at which we are able to ramp production in Dresden Fab 30 on 0.18- and 0.13-micron copper interconnect process technology;

 . the availability and acceptance of motherboards and chipsets designed for our seventh-generation microprocessors; and

 . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of our seventh-generation microprocessors, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us.

If we fail to achieve continued market acceptance of our seventh-generation microprocessors our business will be materially and adversely affected.


Investment in and Dependence on AMD Microprocessor Products. Our microprocessor product revenues have and will continue in 2001 and 2002 to make significant contributions to our overall revenues, profit margins and operating results. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. These capital expenditures will be a substantial drain on our cash flow and possibly on our cash balances as well.

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon success of the AMD Athlon and AMD Duron microprocessors, which are our seventh-generation Microsoft Windows compatible microprocessors, and future generations of microprocessors beginning with the "Hammer" family of microprocessors that we plan to introduce in 2002. The Hammer processors will be our first processors capable of 64-bit operation, and are being designed to deliver leading-edge performance on both the 64-bit software used by high-end workstations and servers and the 32-bit software used by the majority of desktop and mobile computer users.

The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher performance microprocessors in significantly greater volumes. We must achieve acceptable yields while producing microprocessors at higher speeds. Any significant difficulty in achieving microprocessor yield and volume plans may adversely affect our results of operations and liquidity. If we fail to offer higher performance microprocessors in significant volume on a timely basis in the future, our business could be materially and adversely affected. We may not achieve the production ramp necessary to meet our customers' volume requirements for higher performance microprocessors. It is also possible that we may not increase our microprocessor revenues enough to achieve sustained profitability.

To sell the volume of AMD Athlon and AMD Duron microprocessors we currently plan to make in 2001 and 2002, we must increase sales to existing customers and develop new customers in both consumer and commercial markets. If we lose any current top tier OEM customers, or if we fail to attract additional customers through direct sales and through our distributors, we may not be able to sell the volume of units planned. This result could have a material adverse effect on our business.

Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

 . the effects of Intel's new product introductions, marketing strategies and pricing;

 . adverse market conditions in the personal computer (PC) market and consequent diminished demand for our microprocessors;

 . market acceptance of our microprocessors, including the timely volume availability of motherboards and chipsets designed for these processors;

 . whether we can successfully fabricate higher performance microprocessors in planned volume and speed mixes;

 . whether we will have the financial and other resources necessary to continue to invest in the microprocessor products, including leading-edge wafer fabrication equipment and advanced process technologies;

 .  the possibility that our newly introduced products may be defective; and

 .  unexpected interruptions in our manufacturing operations.

See also the discussions below regarding Intel Dominance and Process Technology.

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for many years. Because of its dominant market position, Intel has historically set and controlled x86 microprocessor and PC system standards and, thus, dictated the type of product the market requires of Intel's competitors. In addition, Intel may and does vary prices on its microprocessors and other products at will and thereby affects the margins and profitability of its competitors due to its financial strength and dominant position. Because Intel has dominated the microprocessor market for many years and has brand strength, we have in the past priced AMD microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's processor marketing and pricing can impact and have impacted the average selling prices of our microprocessors, and consequently can impact and have impacted our overall margins.

Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the "Intel Inside" brand program and other marketing programs. Intel invests billions of dollars in, and as a result exerts influence over, many other technology companies. We expect Intel to continue to invest heavily in research and development, new manufacturing facilities and other technology companies, and to remain dominant:

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

 .  end user brand loyalty.

As Intel expanded its dominance over the PC system platform, many PC manufacturers reduced their system development expenditures and now purchase microprocessors together with chipsets or in assembled motherboards. PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

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

We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III, Pentium IV and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon and AMD Duron microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. The same will be true of our Hammer family microprocessors. Our ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend on our:

 .  success in designing and developing the microprocessors; and

 . ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors, or that platforms are available which support both Intel processors and our microprocessors.

A failure for any reason of the designers and producers of motherboards, chipsets, processor modules and other system components to support our microprocessor offerings would have a material adverse effect on our business.

Dependence on Microsoft and Logo License. Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for the x86 instructions that we innovate and design into our processors, independent software providers may forego designing their software applications to take advantage of our innovations. This would adversely affect our ability to market our processors. For example, we cannot assure that Microsoft will support our Hammer family of microprocessors and its x86-64 bit instruction set. Microsoft's support is vital to the success of the Hammer family products currently in development.

In addition, we have entered into logo license agreements with Microsoft that allow us to label our products as "Designed for Microsoft Windows." We have also obtained appropriate certifications from recognized testing organizations for our microprocessors. If we fail to maintain the logo license agreements with Microsoft, we may lose our ability to label our microprocessors with the Microsoft Windows logo. This could impair our ability to market the products and could have a material adverse effect on our business.

Fluctuations in the PC Market. Since most of our microprocessor products are used in PCs and related peripherals, our future growth is closely tied to the growth of the PC industry. Industry-wide fluctuations in the PC marketplace have in the past and may in the future materially and adversely affect our business.


Demand for Our Products Affected by Worldwide Economic Conditions

A continued decline of the worldwide semiconductor market could further decrease the demand for microprocessors, Flash memory devices and other integrated circuits. A significant decline in economic conditions in any significant geographic area, either domestically or internationally, could decrease the overall demand for our products, which could have a material adverse effect on our business.

Financing Requirements

We will have significant capital requirements over the next 12 months. To the extent that we cannot generate the required capital internally or obtain such capital externally, our business could be materially adversely affected. We cannot assure the availability of such capital on terms favorable to us, or at all. We currently plan to make capital investments of approximately $1 billion in 2001 although the actual expenditures may vary. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $425 million as of April 1, 2001, in the form of subordinated loans and equity in AMD Saxony. If we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreement and the Loan Agreement, which would permit acceleration of indebtedness, which would have a material adverse effect on our business.

In July 2000, FASL broke ground for a third fabrication facility, FASL JV3, for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. As of December 2000, the building was complete and the clean room was under construction. FASL JV3 is expected to cost $1.5 billion when fully equipped. FASL capital expenditures to date have been funded by cash generated from FASL operations and borrowings by FASL. A significant portion of the FASL capital expenditures in 2001 will continue to be funded by cash generated from FASL operations. In addition, both Fujitsu and AMD intend to make capital contributions of 15 billion yen (approximately $125 million) each to FASL during the second quarter of 2001. These planned costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the first quarter of 2001, the exchange rate was approximately 123.54 yen to 1 U.S. dollar, which was used to calculate the amounts denominated in yen. Further, to the extent that additional funds are required for the full facilitization of FASL JV2 or ramp of FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. If we are unable to fulfill our obligations to FASL, our business will be materially and adversely affected.

On July 13, 1999, we entered into a Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by Bank of America. Under the Loan Agreement, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds.

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. In the past, there have been times when our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our gross margins may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. FASL is currently constructing FASL JV3 and increasing production capacity through foundry arrangements. We are continuing to increase production in our test and assembly facility in Suzhou, China. We have based our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate, or if demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have underutilized capacity.

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance, if the communications sector does not recover or if the market for our Flash memory products should significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. We have developed and installed 0.18-micron process technology and copper interconnect technology in Dresden Fab 30 in order to manufacture AMD Athlon microprocessors. We have entered into a strategic alliance with Motorola to co-develop logic process and embedded Flash technologies. The logic process technology which is the subject of the alliance includes the copper interconnect and silicon on insulator technology that is required for AMD Athlon microprocessors and subsequent generations of microprocessors. The successful development and implementation of silicon on insulator technology is, for example, critical to the success of the Hammer family of processors currently under development. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Fab 25 or Dresden Fab 30 to fabricate microprocessors successfully.

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

Essential Manufacturing Materials. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers, and a few foreign companies principally supply several types of the integrated circuit packages purchased by us. Interruption of supply or increased demand in the industry could cause shortages in various essential materials. We would have to reduce our manufacturing operations if we were unable to procure certain of these materials. This reduction in our manufacturing operations could have a material adverse effect on our business.

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

Key Personnel

Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the service of, or failure to recruit, key engineering design personnel could be significantly detrimental to our product development programs, including next generation microprocessors and Flash memory devices, or otherwise have a material adverse effect on our business.

Fluctuations in Operating Results

Our operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including:

 . the effects of competition with Intel in microprocessor and Flash memory device markets;
 . the gain or loss of significant customers;
 . new product introductions by us or our competitors;
 . changes in the mix of products produced and sold and in the mix of sales by distribution channels;
 . market acceptance of new or enhanced versions of our products;
 . decreases in unit average selling prices of our products due to competitive pricing pressures or other factors;
 . production capacity levels and fluctuations in manufacturing yields;
 . availability and cost of products from our suppliers;
 . seasonal customer demand; and
 . the timing of significant orders and the timing and extent of product development costs.

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

Intellectual Property Rights.  It is possible that:

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

California Energy Crisis. California's two largest power companies are currently experiencing a power shortage that has resulted in "rolling" blackouts to maintain the stability of the state power grid. Certain of our California facilities, including headquarters, product design, sales and process technology development facilities, are susceptible to power interruptions as long as the energy crisis continues. One of the power companies, PG&E, has filed an additional contingency plan with the California Public Utilities Commission that would, if implemented, result in lengthy and routine power interruptions that would directly impact our leading-edge process technology development efforts, which could have a material adverse impact on our business. We are continuing to assess the impact of the energy crisis on our operations.

Environmental Regulations. We could possibly be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Such regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

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

In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of our common stock in any given period. Technology company stocks in general have experienced extreme price and volume fluctuations that are often unrelated to the operating performance of the companies. This market volatility may adversely affect the market price of our common stock and consequently limit our ability to raise capital or to make acquisitions. Our current long term business plan envisions substantial cash outlays which may require external capital financing. It is possible that capital and/or long-term financing will be unavailable on terms favorable to us or in sufficient amounts to enable us to implement our strategic plans.

Debt Restrictions. The Dresden Loan Agreements substantially prohibit AMD Saxony from transferring assets to us.

Earthquake Danger. Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake.

Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. The transition period will last through January 1, 2002. We do not expect the introduction and use of the euro to materially affect our foreign exchange activities, to affect our use of derivatives and other financial instruments or to result in any material increase in costs to us. We will continue to assess the impact of the introduction of the euro currency over the transition period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 2001, we cancelled the interest rate swap agreement with a counterparty under which the difference between fixed- and floating-rate interest amounts calculated on an agreed-upon notional principal amount ($400 million) were exchanged at specified intervals. The cancellation resulted in a gain to us of $475,000.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  ***10.25(c) Amendment 3 to the Technology Development and Licence Agreement, entered into as of January 18, 2001, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries.

  ***Confidential treatment has been requested with respect to certain parts of this exhibit.

(b)  Reports on Form 8-K

1.   A Current Report on Form 8-K dated January 17, 2001 reporting under Item 5
     - Other Events was filed announcing AMD's fourth quarter earnings.

2.   A Current Report on Form 8-K dated January 29, 2001 reporting under Item 5
     - Other Events was filed announcing a program to repurchase shares.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ADVANCED MICRO DEVICES, INC.


Date: May 14, 2001         By:/s/ Robert J. Rivet
                              -------------------
                           Robert J. Rivet
                           Senior Vice President, Chief Financial Officer

                           Signing on behalf of the registrant and as the principal accounting officer