Form 10-Q
period 2001-07-01
ADVANCED MICRO DEVICES INC
filed 2001-08-10
CIK 2488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        July 1, 2001
                                        --------------------------

                                                    OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission File Number            1-7882
                      ----------------------------------------------------------

                          ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                    94-1692300
------------------------------------        ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                                  94088
----------------------------------------------              ----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
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

The number of shares of $0.01 par value common stock outstanding as of August 3, 2001: 345,550,821

INDEX
-----

Part I.  Financial Information
         ---------------------


                                                                                              Page No.
                                                                                              --------
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations -
                      Quarters and Six Months Ended July 1, 2001 and July 2, 2000                    3

                  Condensed Consolidated Balance Sheets -
                      July 1, 2001 and December 31, 2000                                             4

                  Condensed Consolidated Statements of Cash Flows -
                      Six Months Ended July 1, 2001 and July 2, 2000                                 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                   15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        38

Part II. Other Information
         -----------------

         Item 4. Submission of Matters to a Vote of Security Holders                                39

         Item 6.  Exhibits and Reports on Form 8-K                                                  40

         Signature                                                                                  41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                      (Thousands except per share amounts)


                                                                           Quarter Ended                 Six Months Ended
                                                                    -------------------------       --------------------------
                                                                     July 1,         July 2,           July 1,      July 2,
                                                                      2001            2000              2001          2000
                                                                    ---------     -----------       -----------    -----------

Net sales                                                           $ 985,264     $ 1,170,437       $ 2,174,011    $ 2,262,466

Expenses:
     Cost of sales                                                    636,199         612,567         1,351,029      1,218,324
     Research and development                                         171,114         155,651           328,874        316,948
     Marketing, general and administrative                            156,291         152,022           305,429        296,328
                                                                    ---------     -----------       -----------    -----------
                                                                      963,604         920,240         1,985,332      1,831,600
                                                                    ---------     -----------       -----------    -----------

Operating income                                                       21,660         250,197           188,679        430,866

Interest income and other, net                                         12,308          19,935            31,131         41,063
Interest expense                                                      (20,199)        (11,244)          (41,844)       (22,723)
                                                                    ---------     -----------       -----------    -----------

Income before income taxes and equity in net income
   (loss) of joint venture                                             13,769         258,888           177,966        449,206
Provision for income taxes                                              3,717          51,778            56,260         51,778
                                                                    ---------     -----------       -----------    -----------

Income before equity in net income (loss) of joint venture             10,052         207,110           121,706        397,428
Equity in net income (loss) of joint venture                            7,300              32            20,483           (937)
                                                                    ---------     -----------       -----------    -----------

Net income                                                          $  17,352     $   207,142       $   142,189    $   396,491
                                                                    =========     ===========       ===========    ===========

Net income per common share:

     Basic                                                          $    0.05     $      0.67       $      0.44    $      1.30
                                                                    =========     ===========       ===========    ===========
     Diluted                                                        $    0.05     $      0.60       $      0.43    $      1.17
                                                                    =========     ===========       ===========    ===========

Shares used in per share calculation:

     Basic                                                            330,120         309,116           322,234        305,438
                                                                    =========     ===========       ===========    ===========
     Diluted                                                          340,533         352,437           332,183        348,160
                                                                    =========     ===========       ===========    ===========

See accompanying notes.
-----------------------

                          ADVANCED MICRO DEVICES, INC.
                          ----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Thousands)

                                                                                          July 1,              December 31,
                                                                                            2001                  2000*
                                                                                      -----------------      ----------------
                                                                                        (unaudited)
Assets
------

Current assets:
     Cash and cash equivalents                                                        $        392,500       $       591,457
     Short-term investments                                                                    664,663               701,708
                                                                                      -----------------      ----------------
        Total cash, cash equivalents and short-term investments                              1,057,163             1,293,165
     Accounts receivable, net of allowance for doubtful accounts                               728,356               547,200
     Inventories:
        Raw materials                                                                           51,284                34,413
        Work-in-process                                                                        215,261               154,854
        Finished goods                                                                         134,304               154,274
                                                                                      -----------------      ----------------
           Total inventories                                                                   400,849               343,541
     Deferred income taxes                                                                     188,946               218,527
     Prepaid expenses and other current assets                                                 175,522               255,256
                                                                                      -----------------      ----------------
        Total current assets                                                                 2,550,836             2,657,689
Property, plant and equipment, at cost                                                       5,763,554             5,461,801
Accumulated depreciation and amortization                                                   (3,095,283)           (2,825,334)
                                                                                      -----------------      ----------------
        Property, plant and equipment, net                                                   2,668,271             2,636,467
Investment in joint venture                                                                    377,639               261,728
Other assets                                                                                   234,207               211,851
                                                                                      -----------------      ----------------
                                                                                      $      5,830,953       $     5,767,735
                                                                                      =================      ===============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                                 $        314,606       $       477,369
     Accrued compensation and benefits                                                         121,523               172,815
     Accrued liabilities                                                                       315,928               276,721
     Income taxes payable                                                                       38,184                74,806
     Deferred income on shipments to distributors                                               67,407                92,828
     Current portion of long-term debt, capital lease obligations and other                    220,080               129,570
                                                                                      -----------------      ----------------
        Total current liabilities                                                            1,077,728             1,224,109

Deferred income taxes                                                                          198,203               203,986
Long-term debt, capital lease obligations and other, less current portion                      754,717             1,167,973

Commitments and contingencies

Stockholders' equity:
     Common stock, par value                                                                     3,464                 3,141
     Capital in excess of par value                                                          1,955,498             1,406,290
     Retained earnings                                                                       1,998,450             1,856,261
     Accumulated other comprehensive loss                                                     (157,107)              (94,025)
                                                                                      -----------------      ----------------
        Total stockholders' equity                                                           3,800,305             3,171,667
                                                                                      -----------------      ----------------
                                                                                      $      5,830,953       $     5,767,735
                                                                                      =================      ================

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

                                                                                  Six Months Ended
                                                                            -----------------------------
                                                                              July 1,          July 2,
                                                                                2001             2000
                                                                            ------------     ------------
Cash flows from operating activities:
   Net income                                                               $    142,189     $    396,491
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             312,376          275,703
       Net change in deferred income taxes                                        23,798           33,886
       Foreign grant and subsidy income                                          (24,749)         (22,155)
       Net loss on disposal of property, plant and equipment                      18,862            3,414
       Undistributed (income) loss of joint venture                              (20,483)             937
       Recognition of deferred gain on sale of building                             (841)            (840)
       Net compensation recognized under employee stock plans                      2,860            2,508
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                        (180,970)         (97,481)
         Increase in inventories                                                 (64,718)         (57,366)
         Increase (decrease) in prepaid expenses                                   2,147          (25,035)
         Decrease in other assets                                                 47,209           29,641
         Decrease in tax refund receivable and tax payable                       (37,887)          (2,175)
         (Refund) receipt of customer deposits under purchase agreements         (39,000)         142,500
         Decrease in payables and accrued liabilities                           (151,094)         (76,008)
         (Decrease) increase in accrued compensation                             (51,290)          63,879
         Income tax benefits from employee stock option exercises                  4,480                -
                                                                            ------------     ------------
Net cash (used in) provided by operating activities                              (17,111)         667,899

Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (377,818)        (289,893)
   Proceeds from sale of property, plant and equipment                               367            9,660
   Purchases of available-for-sale securities                                 (2,190,266)      (1,562,628)
   Proceeds from sale/maturity of available-for-sale securities                2,205,171        1,497,207
   Investment in joint venture                                                  (122,356)               -
                                                                            ------------     ------------
Net cash used in investing activities                                           (484,902)        (345,654)

Cash flows from financing activities:
   Proceeds from borrowings                                                      334,307            6,924
   Payments on debt and capital lease obligations                                (47,598)         (12,380)
   Proceeds from issuance of stock and other                                      32,623           95,099
                                                                            ------------     ------------
Net cash provided by financing activities                                        319,332           89,643

Effect of exchange rate changes on cash and cash equivalents                     (16,276)           3,510
                                                                            ------------     ------------
Net increase in cash and cash equivalents                                       (198,957)         415,398
Cash and cash equivalents at beginning of period                                 591,457          294,125
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $    392,500     $    709,523
                                                                            ============     ============
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                               $     26,458     $     23,542
                                                                            ============     ============
     Income taxes                                                           $     50,996     $      9,734
                                                                            ============     ============
Supplemental disclosures of non-cash financing activities:

   Redemption of convertible debt                                           $    516,860     $          -
                                                                            ============     ============

See accompanying notes.
-----------------------

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

     The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended July 1, 2001 and July 2, 2000 each included 13 weeks. The six months ended July 1, 2001 and July 2, 2000 included 26 and 27 weeks.

2.   Available-For-Sale Securities

     The following is a summary of available-for-sale securities:


                                                                      July 1,
(Thousands)                                                            2001
                                                                   -------------
Cash equivalents:
  Certificates of deposit                                          $     10,001
  Commercial paper                                                       32,671
  Money market funds                                                     44,614
  Municipal bonds                                                        28,485
  Federal agency notes                                                   49,577
  Tax exempt money market funds                                          25,000
                                                                   -------------
    Total cash equivalents                                         $    190,348
                                                                   =============

Short-term investments:
  Certificates of deposit                                          $     10,121
  Commercial paper                                                          237
  Money market auction rate preferred stocks                            181,279
  Municipal bonds                                                       246,447
  Federal agency notes                                                   46,197
  Floating rate notes                                                    10,013
  Tax exempt preferred auction                                          170,369
                                                                   -------------
    Total short-term investments                                   $    664,663
                                                                   =============

Long-term investments:
  Equity investments                                               $     25,671
  Commercial paper                                                        9,999
  Treasury notes                                                          3,323
                                                                   -------------
    Total long-term investments (included in other assets)         $     38,993
                                                                   =============

3.   Net Income per Common Share

     Basic net income per common share is computed using the weighted-average common shares outstanding. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities included stock options and shares issuable upon the conversion of convertible debt. For the three- and six-month periods ended July 1, 2001, an incremental 14 million and 21 million shares of common stock issuable upon the assumed conversion of convertible debt were anti-dilutive and were not included in the calculation of diluted earnings per share. The following table sets forth the components of basic and diluted income per common share:

                                                                                       Quarter Ended            Six Months Ended
                                                                                  ------------------------  ------------------------
                                                                                     July 1,      July 2,      July 1,      July 2,
(Thousands except per share data)                                                     2001         2000         2001         2000
                                                                                  -----------  -----------  -----------  -----------
Numerator:
   Numerator for basic income per common share                                    $   17,352   $  207,142   $  142,189   $  396,491
   Effect of adding back interest expense associated with convertible debentures           -        6,207            -       13,970
                                                                                  -----------  -----------  -----------  -----------
   Numerator for diluted income per common share                                  $   17,352   $  213,349   $  142,189   $  410,461
                                                                                  ===========  ===========  ===========  ===========

Denominator:
   Denominator for basic income per share - weighted-average shares                  330,120      309,116      322,234      305,438
   Effect of dilutive securities:
      Employee stock options                                                          10,413       15,361        9,949       14,760
      Convertible debentures                                                               -       27,960            -       27,962
                                                                                  -----------  -----------  -----------  -----------
      Dilutive potential common shares                                                10,413       43,321        9,949       42,722
                                                                                  -----------  -----------  -----------  -----------
      Denominator for diluted net income per common share -
          adjusted weighted-average shares                                           340,533      352,437      332,183      348,160
                                                                                  ===========  ===========  ===========  ===========

Net income per common share:
   Basic                                                                          $     0.05   $     0.67   $     0.44   $     1.30
                                                                                  ===========  ===========  ===========  ===========
   Diluted                                                                        $     0.05   $     0.60   $     0.43   $     1.18
                                                                                  ===========  ===========  ===========  ===========

     On August 21, 2000, the Company effected a two for one stock split in the form of a stock dividend of one share of common stock for each share of AMD common stock held on August 7, 2000. Share and per share amounts have been adjusted for prior periods presented to give effect to the stock split.

4.   Investment in Joint Venture

     In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At July 1, 2001, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase in the investment in FASL of $41 million. During the quarter ended July 1, 2001, the Company made capital contributions of approximately $122 million to FASL. The following are the significant FASL related-party transactions and balances:


                                     Quarter Ended              Six Months Ended
                              ----------------------------  ----------------------------
                                 July 1,         July 2,      July 1,         July 2,
     (Thousands)                   2001           2000         2001            2000
                              -----------     ------------  ------------    ------------
     Royalty income           $    10,604     $      7,110  $     24,949    $     13,653
     Purchases                    129,027           78,420       288,754         154,658


                                 July 1,       December 31,
     (Thousands)                 2001             2000
                               -----------     ------------
     Royalty receivable       $    10,083     $      9,561
     Accounts payable              85,551           77,503

     The following is condensed unaudited financial data of FASL:

                                  Quarter Ended               Six Months Ended
                           --------------------------     ------------------------
                              July 1,       July 2,          July 1,      July 2,
     (Thousands)               2001          2000             2001         2000
                           ------------   ----------      -----------   ----------
     Net sales             $    250,294   $  156,587      $   566,761   $  302,029
     Gross profit                28,521        2,485           92,533        3,298
     Operating income            27,018        1,806           89,994        1,677
     Net income                  15,717        1,092           52,292          845

     The Company's share of the above FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due primarily to adjustments resulting from the related-party transactions between FASL and the Company which are reflected on the Company's condensed consolidated statements of operations.

     FASL has expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI). In connection with this foundry arrangement, the Company agreed to guarantee up to $125 million of Fujitsu Limited's obligations under FMI's credit facility.

5.   Segment Reporting

     AMD operates in two reportable segments: the Core Products and Foundry Services segments. AMD has previously shown three reportable segments; however, as a result of the sale of Legerity, Inc. (Legerity), effective July 31, 2000, the Company no longer operates in the Voice Communications segment. The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products and networking products. The Foundry Services segment includes fees for wafer fabrication and assembly, test, mark and pack services provided to Legerity and Vantis Corporation (Vantis), the Company's former programmable logic subsidiary. The Voice Communications segment included the voice communications products of Legerity until July 31, 2000, the effective date of its sale. The following table is a summary of the operating income by segment for the quarters and six months ended July 1, 2001 and July 2, 2000:




                                                                           Quarter Ended                  Six Months Ended
                                                                    -------------------------         -------------------------
(Thousands)                                                           July 1,      July 2,             July 1,        July 2,
Net sales:                                                             2001          2000                2001          2000
                                                                    ----------   ------------         -----------   -----------
     Core Products segment                                          $  955,455   $  1,082,902         $ 2,102,595   $ 2,095,546
     Foundry Services segment                                           29,809         24,172              71,416        44,037
     Voice Communications segment                                           -          63,363                  -        122,883
                                                                    ----------   ------------         -----------   -----------
         Total net sales                                            $  985,264   $  1,170,437         $ 2,174,011   $ 2,262,466
                                                                    ==========   ============         ===========   ===========

Segment operating income (loss):
     Core Products segment                                          $   27,787   $    226,323         $   193,996   $   385,460
     Foundry Services segment                                           (6,127)         4,224              (5,317)        9,459
     Voice Communications segment                                            -         19,650                   -        35,947
                                                                    ----------   ------------         -----------   -----------
         Total segment operating income                                 21,660        250,197             188,679       430,866
     Interest income and other, net                                     12,308         19,935              31,131        41,063
     Interest expense                                                  (20,199)       (11,244)            (41,844)      (22,723)
     Provision for income taxes                                         (3,717)       (51,778)            (56,260)      (51,778)
     Equity in net income (loss) of FASL                                 7,300             32              20,483          (937)
                                                                    ----------   ------------         -----------   -----------
         Net income                                                 $   17,352   $    207,142         $   142,189   $   396,491
                                                                    ==========   ============         ===========   ===========

6.   Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):


                                                                 Quarter Ended               Six Months Ended
                                                             ----------------------       ------------------------
                                                              July 1,       July 2,         July 1,       July 2,
(Thousands)                                                    2001          2000            2001          2000
                                                             ---------   ----------       ----------   -----------
Net income                                                   $ 17,352    $ 207,142         $ 142,189    $ 396,491

Foreign currency translation adjustments                      (23,558)      (7,394)          (40,940)     (32,763)
Derivative financial instrument gains (losses), net            (3,831)           -           (11,648)           -
Unrealized gains on securities, net of tax:
   Unrealized gains (losses) on investments arising
       during the period                                          498           54           (10,492)       2,564
                                                             ---------   ----------        ----------   ----------
Other comprehensive income (loss)                             (26,891)      (7,340)          (63,080)     (30,199)
                                                             ---------   ----------        ----------   ----------
Comprehensive income (loss)                                  $ (9,539)   $ 199,802         $  79,109    $ 366,292
                                                             =========   ==========        ==========   ==========

     The components of accumulated other comprehensive loss are as follows:

                                                     July 1,        December 31,
(Thousands)                                           2001              2000
                                                   -----------      ------------
Unrealized gain on investments, net of tax         $    2,649       $    13,143
Derivatives - cash flow hedging adjustments           (11,648)                -
Cumulative translation adjustments                   (148,108)         (107,168)
                                                   -----------      ------------
                                                   $ (157,107)      $   (94,025)
                                                   ===========      ============

7.   Share Repurchase Program

     On January 29, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $300 million worth of the Company's common shares over a period of time to be determined by management. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. No shares had been repurchased as of July 1, 2001.

8.   Dresden Loan Agreements

     AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned subsidiary of the Company, operates the Company's manufacturing and design facility in Dresden, Germany (Dresden Fab 30). In 1997, AMD Saxony entered into a loan and related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG.

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

     The Dresden Loan Agreements, as amended, require that the Company: provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such interim funding to be repaid as AMD Saxony receives the grants and subsidies from the State of Saxony; fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan Agreements, which guarantee must not be less than $100 million or more than $264 million, until the bank loans are repaid in full.

9.   Derivative Instruments and Hedging

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. As of January 1, 2001, the Company's foreign currency forward contracts had been entered into to hedge the gains and losses generated by the re-measurement of foreign currency denominated intercompany accounts. These derivatives therefore did not qualify for hedge accounting and, therefore, the change in fair values of these derivatives are adjusted to fair value through operations. Accordingly, the adoption of SFAS 133 had no impact on the Company's consolidated financial position or operating results.

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

     The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. SFAS 133 permits the exclusion from the effectiveness assessment of the time value portion of the change in value of the currency forward contract. The change in fair value of the time value portion of the derivative is considered by the Company to be inherently ineffective and is immediately adjusted through earnings each accounting period. During the three-month period ended July 1, 2001, portions of the hedging instruments excluded from the assessment of hedge effectiveness were not material to the Company's consolidated financial position or operating results and are included in earnings in the accompanying Consolidated Statements of Operations.

     As of July 1, 2001, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings within the next twelve months due to the recognition in earnings of the hedged forecasted transactions.

     If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of income and expense. No such amounts were recorded in earnings during the three-month period ended July 1, 2001.

     The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from January 1, 2001 through July 1, 2001:


                                                     Six Months Ended
     (Thousands)                                       July 1, 2001
                                                     ----------------
     Cumulative effect of adopting SFAS 133          $             -
     Changes in fair value of derivatives, net                11,648
                                                     ----------------
                                                     $        11,648
                                                     ================

10.  Debt

     On May 21, 2001, the Company called all $517.5 million of its outstanding 6% Convertible Subordinated Notes due 2005 for redemption, which resulted in the conversion of $517.3 of such Notes into approximately 28 million shares of the Company's common stock. The remaining $0.2 million of such Notes were paid in cash to investors.

11.  Subsequent Events

     On August 1, 2001, the Company redeemed all $43 million of its outstanding 11% Senior Secured Notes due 2003.

     On July 25, 2001, the Company acquired 293,329 shares of its common stock at an aggregate cost of $5 million under its existing common stock repurchase program.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon(TM) and AMD Duron(TM) microprocessors in the volume required by customers on a timely basis; our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive pricing strategies of our competitors; the ability of third parties to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; our ability to increase customer and market acceptance of the newest versions of our seventh-generation microprocessors, particularly in commercial and mobile markets; a recovery in the communications industry leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the production ramp of our new submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing and construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 31, 2000 and December 26, 1999 and each of the three years in the period ended December 31, 2000 as filed in our Annual Report on Form 10-K.

AMD, the AMD logo, and combinations thereof, Advanced Micro Devices, AMD-K6, AMD Athlon and AMD Duron are either trademarks or registered trademarks of Advanced Micro Devices, Inc. Vantis is a trademark of Vantis Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation. Other terms used to identify companies and products may be trademarks of their respective owners.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

We participate in all three technology areas within the digital integrated circuit (IC) market--microprocessors, memory circuits and logic circuits--through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processors, Memory products and Other IC products. PC processors include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors, and our sixth-generation microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include embedded processors, platform products and networking products. Our Foundry Services segment consists of fees for services that we provide to Legerity, Inc. and Vantis Corporation.

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

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended July 1, 2001, December 31, 2000 and July 2, 2000 each included 13 weeks. The six months ended July 1, 2001 and July 2, 2000 included 26 and 27 weeks.

The following is a summary of our net sales by segment for the periods presented below:


                                                  Quarter Ended                          Six Months Ended
                                    -------------------------------------------     --------------------------
                                      July 1,       April 1,         July 2,         July 1,          July 2,
(Millions)                              2001          2001            2000             2001            2000
                                    -----------      ----------       ---------     ----------     -----------
Core Products segment:
     PC Processors                  $       588      $      661       $     583     $    1,249     $     1,146
     Memory Products                        316             411             362            727             689
     Other IC Products                       51              75             138            126             260
                                    -----------      ----------       ---------     ----------     -----------
                                            955           1,147           1,083          2,102           2,095
Foundry Services segment                     30              42              24             72              44
Voice Communications segment                  -               -              63              -             123
                                    -----------      ----------       ---------     ----------     -----------
                                    $       985      $    1,189       $   1,170     $    2,174     $     2,262
                                    ===========      ==========       =========     ==========     ===========


Net Sales Comparison of Quarters Ended July 1, 2001 and April 1, 2001

Net sales of $985 million for the second quarter of 2001 decreased by 17 percent compared to net sales of $1,189 million for the first quarter of 2001. If current conditions prevail, overall revenues could decline in the range of 10 to 15 percent in the third quarter of 2001.

PC Processors net sales of $588 million decreased 11 percent in the second quarter of 2001 compared to the first quarter of 2001. The decrease in net sales was primarily due to a decline in average selling prices resulting from very aggressive market pricing pressures from our competitors, partially offset by higher unit sales of our seventh-generation microprocessors. Maintaining overall PC Processor sales levels in the third quarter of 2001 is dependent upon continuing a successful production ramp in Dresden Fab 30, the ability to maintain average selling prices for our seventh-generation microprocessors, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of the newest versions of the AMD Athlon and AMD Duron processors, particularly in commercial and mobile markets, as to which we cannot give any assurance.

Memory products net sales of $316 million decreased 23 percent in the second quarter of 2001 compared to the first quarter of 2001. The decrease was primarily the result of the continuing weakness in the communications and networking equipment industries resulting in a decrease in the sales of Flash memory devices. We expect these revenues will continue to decline in the third quarter of 2001.

The Other IC products net sales of $51 million decreased 32 percent in the second quarter of 2001 compared to the first quarter of 2001 primarily due to decreased net sales of chipset products and networking products. Networking product sales decreased as a result of the communications and networking equipment industries decline. We expect these revenues will continue to decline in the third quarter of 2001.

The Foundry Services segment included service fees of $30 million in the second quarter of 2001 compared to $42 million in the first quarter of 2001. This 29 percent decrease was due to the communications and networking equipment industries decline. We expect that service fees will continue to decline.

Net Sales Comparison of Quarters Ended July 1, 2001 and July 2, 2000

Net sales of $985 million for the second quarter of 2001 decreased by 16 percent compared to net sales of $1,170 million for the second quarter of 2000.

PC Processors net sales of $588 million increased one percent in the second quarter of 2001 compared to the same quarter of 2000 primarily due to increased net sales of our seventh-generation microprocessors offset by a decrease in net sales of AMD-K6 microprocessors. The increase in net sales was primarily due to higher unit shipments, offset by lower average selling prices of our seventh-generation microprocessors and lower sales of AMD-K6 microprocessors caused by a market shift toward our seventh-generation microprocessors.

Memory products net sales of $316 million decreased by 13 percent in the second quarter of 2001 compared to the same quarter of 2000 due to the communications and networking equipment industries downturn, resulting in a decrease in the sales of Flash memory devices.

The Other IC products net sales of $51 million in the second quarter of 2001 decreased by 63 percent when compared to the same quarter of 2000 due to decreased net sales from networking products, chipsets and embedded processors products as the communications and networking equipment industries continued to decline.

The Foundry Services segment service fees of $30 million in the second quarter of 2001 increased compared to the same quarter of 2000. The increase was primarily due to the addition of service fees from Legerity after the second quarter of 2000.

Net Sales Comparison of Six Months Ended July 1, 2001 and July 2, 2000

Net sales of $2,174 million for the first six months of 2001 decreased by four percent compared to net sales of $2,262 million for the first six months of 2000.

PC Processors net sales of $1,249 million increased nine percent in the first six months of 2001 compared to the same period of 2000 primarily due to increased net sales of our seventh-generation microprocessors offset by a decrease in net sales of AMD-K6 microprocessors. The increase in net sales was primarily due to higher unit shipments, offset by lower average selling prices of our seventh-generation microprocessors and lower sales of AMD-K6 microprocessors caused by a market shift toward our seventh-generation microprocessors.

Memory products net sales of $727 million decreased by five percent in the first six months of 2001 compared to the same period of 2000 due to the communications and networking equipment industries downturn, resulting in a decrease in the sales of Flash memory devices.

The Other IC products net sales of $126 million in the first six months of 2001 decreased by 51 percent when compared to the same period of 2000 due to decreased net sales from networking products, chipsets and embedded processor products as the communications and networking equipment industries continued to decline.

The Foundry Services segment service fees of $72 million in the first six months of 2001 increased compared to the same period of 2000. The increase was primarily due to the addition of service fees from Legerity after the second quarter of 2000.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest income and other, net for the periods presented below:


                                                                 Quarter Ended                        Six Months Ended
                                                   --------------------------------------------   --------------------------
                                                     July 1,      April 1,         July 2,          July 1,      July 2,
(Millions except for gross margin percentage)         2001          2001            2000              2001         2000
                                                      ----          ----            ----              ----         ----
Cost of sales                                         $636          $715            $613            $1,351       $1,219
Gross margin percentage                                 35%           40%             48%               38%          46%
Research and development                              $171          $158            $156            $  329       $  317
Marketing, general and administrative                  156           149             152               305          296
Interest income and other, net                          12            19              20                31           41
Interest expense                                        20            22              11                42           22

We operate in an industry characterized by high fixed costs due to the capital-intensive manufacturing process, particularly the state-of-the-art production facilities required for PC processors and Flash memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. The ability to maintain gross margin percentages depends on continually increasing sales because fixed costs continue to rise due to the ongoing capital investments required to expand production capacity and capability.

The gross margin percentage of 35 percent in the second quarter of 2001 decreased from 40 percent in the first quarter of 2001 and from 48 percent in the same quarter of 2000. The decrease in gross margin percentage in the second quarter of 2001 compared to the first quarter of 2001 was primarily attributable to a decline in the average selling prices for seventh-generation microprocessors. The decrease in gross margin percentage in the second quarter of 2001 compared to the same quarter in 2000 was primarily due to higher fixed manufacturing costs, changes in product mix and pricing pressures. Fixed costs will continue to increase as we ramp Dresden Fab 30 production.

Research and development expenses of $171 million in the second quarter of 2001 increased eight percent compared to the immediate prior quarter, and 10 percent compared to the same quarter in 2000. The increase was primarily due to increased research and development activities for PC microprocessors.

Included in research and development and cost of sales were the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. These credits of approximately $11 million per quarter (denominated in deutsche marks) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007.

Marketing, general and administrative expenses of $156 million in the second quarter of 2001 increased five percent compared to the first quarter of 2001 as a result of an increase in marketing spending and corporate advertising for seventh-generation microprocessors. Marketing, general and administrative expenses in the second quarter of 2001 increased three percent compared to the same quarter in 2000. The increase was primarily due to increased advertising and marketing for seventh-generation microprocessors and spending on information systems.

Interest income and other, net of $12 million in the second quarter of 2001 decreased 36 percent compared to the first quarter of 2001 and decreased 40 percent compared to the same quarter of 2000. The decrease was primarily due to the recognition of an other than temporary decline in the value of our short-term investments.

Interest expense of $20 million in the second quarter of 2001 decreased nine percent compared to the first quarter of 2001 primarily due to the conversion of nearly all of our of 6% convertible subordinated notes, partially offset by an increase of interest expense as a result of increased borrowings by AMD Saxony, our indirect wholly owned subsidiary, under the loan agreements with a consortium of banks led by Dresdner Bank AG (the Dresden Loan Agreements). Interest expense increased 80 percent compared to the same quarter of 2000 primarily due to increased borrowings by AMD Saxony under the Dresden Loan Agreements. During the construction of Dresden Fab 30 we capitalized interest expense attributable to the construction. Fab 30 began production at the end of the second quarter of 2000 and consequently we no longer capitalize these interest costs.

Income Tax

We recorded a $4 million income tax provision in the second quarter of 2001 and a $52 million income tax provision in the second quarter of 2000. The effective tax rates for the quarter and six months ended July 1, 2001 were 27 percent and 32 percent. The effective tax rates for the quarter and six months ended July 2, 2000 were 20 percent and 12 percent, reflecting the utilization of net operating loss carryforwards.

Other Items

International sales as a percent of net sales were 61 percent in the second quarter of 2001 compared to 63 percent in the first quarter of 2001 and 61 percent in the second quarter of 2000. International sales as a percent of net sales were 62 percent in the first six months of 2001 compared to 60 percent in the first six months of 2000. During the second quarter of 2001, approximately one percent of our net sales were denominated in foreign currencies compared to six percent in the same period in 2000. We do not have sales denominated in local currencies in countries that have highly inflationary economies. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been significant.

Comparison of Segment Income

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income by segment for the periods presented below:

                                        Quarter Ended                   Six Months Ended
                            ------------------------------------     ------------------------
                              July 1,    April 1,     July 2,          July 1,     July 2,
(Millions)                     2001        2001        2000             2001        2000
                               ----        ----        ----             ----        ----
Core Products                  $ 28       $ 166       $ 226            $ 194       $ 386
Foundry Services                 (6)          1           4               (5)          9
Voice Communications              -           -          20                -          36
                               -----      ------      ------           ------      ------
    Total                      $ 22       $ 167       $ 250            $ 189       $ 431
                               =====      ======      ======           ======      ======


Core Products' operating income in the second quarter of 2001 decreased 83 percent compared to the first quarter of 2001 and 88 percent compared to the second quarter of 2000. The decrease was primarily due to a decline in the average selling price for PC processors as well as a downturn in the communications and networking equipment industries resulting in a decrease in the net sales of our Core Products. Core Products' operating income in the first six months of 2001 decreased 50 percent compared to the first six months of 2000 due to a downturn in the communications and networking equipment industries resulting in a decrease in net sales of our Core Products, as well as a decline in the average selling price for PC processors and a decline in unit sales of our Flash memory devices. As a result of the sale of Legerity, effective July 31, 2000, we no longer operate in our former Voice Communications segment, resulting in no operating income in the second quarter of 2001 compared to an operating income of $20 million in the second quarter of 2000.

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Net cash used by operating activities was $17 million in the first six months of 2001 primarily due to net income of $142 million and depreciation and amortization of $312 million, offset by a decrease of $476 million in payables, accrued liabilities and accrued compensation.

Net cash provided by operating activities was $668 million in the first six months of 2000 primarily due to net income of $396 million, depreciation and amortization expenses of $276 million, and $142 million from customer deposits under long-term purchase agreements, offset by a decrease of $120 million in payables, accrued liabilities and accrued compensation.

Net cash used by investing activities was $485 million during the first six months of 2001. Major uses of cash during the period included $378 million for the purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities, $2,190 million for purchases of available-for-sale securities, and $122 million of additional equity investments in FASL, offset by $2,205 million of proceeds from the maturities of available-for-sale securities.

Net cash used by investing activities was $346 million in the first six months of 2000. Major uses of cash during the period included $290 million from purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities and $1,563 million from purchases of available-for-sale securities, offset by $1,497 million of proceeds from the maturities of available-for-sale securities.

Net cash provided by financing activities was $319 million during the first six months of 2001. Major uses of cash during the period included $48 million in payments on debt and capital lease obligations offset by $346 million in proceeds from Dresden Fab 30 borrowing activities, $21 million in proceeds from Dresden Fab 30 foreign grants and subsidies and $33 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $90 million in the first six months of 2000 primarily due to $95 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan and $7 million in proceeds from borrowings, offset by $12 million in payments on debt and capital lease obligations.

Under our Loan and Security Agreement (the Loan Agreement) effective on July 13, 1999, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to certain levels, or the amount of borrowings under the Loan Agreement rises to certain levels. Our obligations under the Loan Agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of July 1, 2001, no funds were drawn under the Loan Agreement. In addition, we had available unsecured, uncommitted bank lines of credit in the amount of $24 million, none of which were outstanding.

We plan to make capital investments of approximately $900 million during 2001. These investments include those relating to the continued facilitization of Dresden Fab 30 and our fabrication facility in Austin, Texas (Fab 25).

On January 29, 2001, we announced that our Board of Directors had authorized a program to repurchase up to $300 million worth of our common shares over a period of time to be determined by management. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate us to acquire any particular amount of our common stock, and the plan may be suspended at any time at our discretion. On July 25, 2001, we acquired 293,329 shares of our common stock at an aggregate cost of $5 million under the plan.

On May 21, 2001, we called all $517.5 million of our outstanding 6% Convertible Subordinated Notes due 2005 for redemption, which resulted in the conversion of $517.3 of such Notes into approximately 28 million shares of our common stock. The remaining $0.2 million of such Notes were paid in cash to investors.

On August 1, 2001, we redeemed all $43 million of our outstanding 11% Senior Secured Notes due 2003.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed a fab and has installed equipment in Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be $2.3 billion when fully equipped by the end of 2003. We have invested $1.6 billion to date. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate at the end of the second quarter of 2001, which was approximately 2.27 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

 .    equity, subordinated loans and loan guarantees from AMD;

 .    loans from a consortium of banks; and

 .    grants, subsidies and loan guarantees from the Federal Republic of
     Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $271 million as of July 1, 2001 in the form of subordinated loans to and equity in AMD Saxony. In addition to support from AMD, the consortium of banks referred to above has made available $661 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. As of July 1, 2001, $618 million of the available loans were outstanding.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

 .    guarantees of the lesser of 65 percent of AMD Saxony bank debt or $661 million;

 .    capital investment grants and allowances totaling $287 million; and

 .    interest subsidies totaling $138 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $54 million in interest subsidies as of July 1, 2001. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of July 1, 2001, we were in compliance with all of the conditions of the grants and subsidies.

In February 2001, we amended the Dresden Loan Agreements to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers for us, and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we have been released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

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

 .    fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

 .    guarantee up to 35 percent of AMD Saxony's obligations under the Dresden
     Loan Agreements, which guarantee must not be less than $100 million or more than $264 million, until the bank loans are repaid in full.

The definition of defaults under the Dresden Loan Agreements includes the failure of AMD, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, to comply with obligations in connection with the Dresden Loan Agreements, including:

 .    material variances from the approved plan and specifications;

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

Generally, any default with respect to borrowings made or guaranteed by AMD results in recourse to us of more than $10 million and, if not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. As of July 1, 2001, we were in compliance with all conditions of the Dresden Loan Agreements.

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

FASL, a joint venture formed by AMD and Fujitsu Limited (Fujitsu) in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL JV2, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $1.3 billion when fully equipped. As of July 1, 2001, approximately $864 million (denominated in yen) of this cost had been funded. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as FASL JV3, is expected to cost approximately $1.4 billion when fully equipped. Capital expenditures for FASL JV2 and FASL JV3 construction to date have been funded by cash generated from FASL operations and borrowings by FASL. FASL has also expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc.
(FMI). In connection with this foundry arrangement, we agreed to guarantee up to $125 million of Fujitsu's obligations under FMI's credit facility.

A significant portion of the FASL capital expenditures in 2001 will continue to be funded by cash generated from FASL operations. In addition, both Fujitsu and AMD made capital contributions of 15 billion yen ($122 million) each to FASL during the second quarter of 2001. Further, to the extent that additional funds are required for the full facilitization of FASL JV2 or ramp of FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of July 1, 2001, we did not have any loan guarantees outstanding with respect to these loans. These planned costs are incurred in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. At the end of the second quarter of 2001, the exchange rate was approximately 121.46 yen to 1 U.S. dollar, which we used to translate the amounts denominated in yen.

We believe that cash flows from operations and current cash balances, together with available external financing, will be sufficient to fund operations and capital investments for at least the next 12 months.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Flash Memory Products

The demand for Flash memory devices continues to be weak primarily as a result of the continued severe downturn in the communications and networking equipment industries. It is extremely difficult to forecast memory product sales given the uncertainties of the level of demand in a continuing soft market. Therefore, we cannot be certain as to the level of demand for our Flash memory devices, although a substantial sequential decline in sales is probable in the current quarter. If the communications and networking equipment industries do not recover and the sales of our Flash memory products continue to decline, our business could be materially and adversely affected.

Competition in the market for Flash memory devices will increase in 2001 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and as existing and potential new competitors introduce competitive products. A decline in our Flash memory device business could have a material adverse effect on our business.

Microprocessor Products

Dependence on AMD Seventh-Generation Microprocessors. We must continue to successfully market our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors, in order to increase our microprocessor product revenues in 2001 and beyond, and to benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors. We began volume shipments of AMD Athlon microprocessors in the second half of 1999. We began shipments of AMD Duron processors, a derivative of the AMD Athlon processor designed to provide an optimized solution for value-conscious business and home users, in the second half of 2000. Our production and sales plans for AMD Athlon and AMD Duron microprocessors are subject to numerous risks and uncertainties, including:

 .    our ability to maintain average selling prices of seventh-generation microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs and product bundling of microprocessors, motherboards, chipsets and combinations thereof;

 .    whether Tier One OEM customers will use our seventh-generation microprocessors in systems developed for the commercial market;

 .    our ability to successfully offer new higher performance versions of the
     AMD Athlon microprocessor competitive with Intel's Pentium 4 processor;

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

Our ability to increase microprocessor product revenues, and benefit fully from the substantial financial investments and commitments we have made and continue to make related to microprocessors, depends upon the success of the AMD Athlon and AMD Duron microprocessors, our seventh-generation Microsoft Windows compatible microprocessors, and future generations of microprocessors beginning with the "Hammer" family of microprocessors that we plan to introduce in 2002. The Hammer processors will be our first processors capable of 64-bit operation, and are being designed to deliver leading-edge performance on both the 64-bit software used by high-end workstations and servers and the 32-bit software used by the majority of desktop and mobile computer users.

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

Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

 .    the effects of Intel's increasingly aggressive pricing, new product introductions and marketing strategies;

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

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for many years. Because of its dominant market position, Intel has historically set and controlled x86 microprocessor and PC system standards and, thus, dictated the type of product the market requires of Intel's competitors. In addition, Intel may and does vary prices on its microprocessors and other products at will and thereby affects the margins and profitability of its competitors due to its financial strength and dominant position. Because Intel has dominated the microprocessor market for many years and has brand strength, we have in the past priced AMD microprocessors below the published price of Intel processors offering comparable performance. Thus, Intel's processor pricing and marketing can impact and have impacted the average selling prices of our microprocessors, and consequently can impact and have impacted our overall margins.

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

As an extension of its dominant microprocessor market share, Intel also dominates the PC platform. As a result, PC manufacturers have been increasingly unable to innovate and differentiate their product offerings. We do not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

 .    pricing strategies;

 .    product mix and introduction schedules;

 .    product bundling, marketing, and merchandising strategies;

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

We do not currently plan to develop microprocessors that are bus interface protocol compatible with the Pentium III, Pentium 4 and Celeron processors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon and AMD Duron microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. The same will be true of our Hammer family of microprocessors. Our ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend on our:

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

Financing Requirements

We will have significant capital requirements during the remainder of 2001. To the extent that we cannot generate the required capital internally or obtain such capital externally, our business could be materially and adversely affected. We cannot assure the availability of such capital on terms favorable to us, or at all. We currently plan to make capital investments of approximately $900 million in 2001 although the actual expenditures may vary. These investments include those relating to the continued facilitization of Dresden Fab 30 and Fab 25.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, we have invested $271 million as of July 1, 2001, in the form of subordinated loans and equity in AMD Saxony. If we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements and the Loan Agreement, which would permit acceleration of indebtedness, which would have a material adverse effect on our business.

In July 2000, FASL broke ground for a third fabrication facility, FASL JV3, for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. As of December 2000, the building was complete and the clean room was under construction. FASL JV3 is expected to cost $1.4 billion when fully equipped. FASL capital expenditures to date have been funded by cash generated from FASL operations and borrowings by FASL. A significant portion of the FASL capital expenditures in 2001 will continue to be funded by cash generated from FASL operations. In addition, both Fujitsu and AMD made capital contributions of $122 million each to FASL during the second quarter of 2001. To the extent that additional funds are required for the full facilitization of FASL JV2 or ramp of FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. If we are unable to fulfill our obligations to FASL, our business will be materially and adversely affected.

Manufacturing

Capacity. We underutilize our manufacturing facilities from time to time as a result of reduced demand for certain of our products. In the past, there have been times when our operations related to microprocessors have been particularly affected by this situation. If we underutilize our manufacturing facilities in the future, our gross margins may suffer. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 25 and Dresden Fab 30. FASL is currently constructing FASL JV3. We are continuing to increase production in our test and assembly facility in Suzhou, China. We have based our strategy of increasing our manufacturing capacity on industry projections for future growth. If these industry projections are inaccurate, or if demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities and our business could be materially and adversely affected.

In contrast to the above, there also have been situations in the past in which our manufacturing facilities were inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have underutilized capacity in Fab 25, in our manufacturing facilities that support our Foundry Services segment and in the manufacturing facilities used to make our Flash memory devices.

Conversion of Fab 25 to Flash Memory Device Production. We will begin converting Fab 25 to production of our Flash memory devices by the end of 2001. The speed of the conversion of Fab 25 will depend on the Flash market and general business conditions.

Process Technology. In order to remain competitive, we must make continuing substantial investments in improving our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance, if the communications and networking industries do not recover or if the market for our Flash memory products should continue to significantly deteriorate. Likewise, we are making a substantial investment in Dresden Fab 30. We have developed and installed 0.18-micron process technology and copper interconnect technology in Dresden Fab 30 in order to manufacture AMD Athlon microprocessors and plan to begin to convert Dresden Fab 30 to 0.13 micron technology in the fourth quarter of 2001. We have entered into a strategic alliance with Motorola to co-develop logic process and embedded Flash technologies. The logic process technology which is the subject of the alliance includes the copper interconnect and silicon on insulator technology that is required for AMD Athlon microprocessors and subsequent generations of microprocessors. The successful development and implementation of silicon on insulator technology is, for example, critical to the success of the Hammer family of processors currently under development. We cannot be certain that the strategic alliance will be successful or that we will be able to develop or obtain the leading-edge process technologies that will be required in Fab 25 or Dresden Fab 30 to fabricate microprocessors successfully.

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

Product Incompatibility. Our products may possibly be incompatible with some or all industry-standard software and hardware. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially and adversely affected. It is also possible that we may be unsuccessful in correcting any such compatibility problems that are discovered or that corrections will be unacceptable to customers or made in an untimely manner. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on our business.

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

California Energy Crisis. California's two largest power companies are currently experiencing a power shortage that has resulted in periodic "rolling" blackouts to maintain the stability of the state power grid. Certain of our California facilities, including our headquarters, product design, sales and process technology development facilities, are susceptible to power interruptions as long as the energy crisis continues. One of the power companies, PG&E, has filed an additional contingency plan with the California Public Utilities Commission that would, if implemented, result in lengthy and routine power interruptions that would directly impact our leading-edge process technology development efforts, which could have a material adverse impact on our business. We are continuing to assess the impact of the energy crisis on our operations.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMD's annual meeting of stockholders was held on April 26, 2001. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1 Election of Directors. The following individuals were elected as directors:

      Name                              For                            Withheld

W.J. Sanders III                    259,400,030                        3,474,452
Hector de J. Ruiz                   260,949,548                        1,924,934
Charles M. Blalack                  260,942,422                        1,932,060
R. Gene Brown                       260,946,780                        1,927,702
Robert B. Palmer                    260,956,232                        1,918,250
Joe L. Roby                         260,397,720                        2,476,762
Friedrich Baur                      260,952,910                        1,921,572
Leonard Silverman                   260,955,950                        1,918,532

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as AMD's independent auditors for the current fiscal year was approved.

For:  260,323,157 Against:  1,464,839    Abstain:  1,086,486

Proposal No. 3: The proposal to approve the amendments to the 1996 Stock Incentive Plan was approved.

For:  185,413,030 Against:  75,942,169   Abstain:  1,519,282  Broker Non-Vote: 1

Proposal No. 4: The proposal to reapprove the performance goals under the 1996 Executive Incentive Plan was approved.

For:  253,889,078 Against:  7,384,154    Abstain:  1,601,249  Broker Non-Vote: 1

Proposal No. 5: The proposal to approve the amendments to the 2000 Employee Stock Purchase Plan was approved.

For:  250,342,812 Against:  11,064,097   Abstain:  1,467,572  Broker Non-Vote: 1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         *10.23(b-1) Third Amendment to Technology Cross License Agreement, effective April 2, 2001, between AMD and Fujitsu Limited.

         *10.23(g-1) Amendment to Joint Venture License Agreement, effective April 1, 1999, between AMD and Fujitsu Limited.

         *10.23(j) Guaranty, effective as of October 1, 2000, by AMD in favor of and for the benefit of Fujitsu Limited.

         10.57 Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet.

         *10.58 Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation.

         10.59 Loan Agreement, dated as of June 19, 2001, between AMD and Hector and Judy Ruiz.

(b)      Reports on Form 8-K

1. A Current Report on Form 8-K dated April 18, 2001, reporting under Item 5 - Other Events, was filed announcing our first quarter earnings.

2.       A Current Report on Form 8-K dated May 7, 2001, reporting under
         Item 5 - Other Events, was filed announcing our intention to redeem all of our outstanding 6% Convertible Subordinated Notes due 2005 on May 21, 2001.

* Confidential treatment has been requested with respect to certain parts of this Exhibit.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADVANCED MICRO DEVICES, INC.


      Date:   August 8, 2001         By:       /s/ Robert J. Rivet
                                            ----------------------------------
                                            Robert J. Rivet
                                            Senior Vice President, Chief
                                            Financial Officer

                                            Signing on behalf of the registrant
                                            and as the principal accounting
                                            officer