Form 10-K405/A
period 2000-12-31
ADVANCED MICRO DEVICES INC
filed 2001-09-27
CIK 2488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-3

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         (Name of each exchange
             (Title of each class)                        on which registered)
              --------------------                        --------------------
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

                   314,747,375 shares as of February 26, 2001.

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

===============================================================================

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

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Item 14 of the Advanced Micro Devices, Inc. Annual Report on Form 10-K is amended as follows:

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)


1.  Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                                                                    Page References
                                                                                                    ---------------
                                                                                                         2000 Annual
                                                                                                  Form     Report to
                                                                                                  10-K   Stockholders
                                                                                                  ----   ------------

     Report of Ernst & Young LLP, Independent Auditors.......................................       --        45
     Consolidated Statements of Operations for each of the three years in the period ended
       December 31, 2000 ....................................................................       --        23
     Consolidated Balance Sheets at December 31, 2000 and December 26, 1999 .................       --        24
     Consolidated Statements of Stockholders' Equity for each of the three
       years in the period ended December 31, 2000 ..........................................       --        25
     Consolidated Statements of Cash Flows for each of the three years in the period ended
       December 31, 2000 ....................................................................       --        26
     Notes to Consolidated Financial Statements .............................................       --      27 - 44



2.  Financial Statement Schedule

     The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                                                                    Page References
                                                                                                    ---------------
                                                                                                         2000 Annual
                                                                                                  Form     Report to
                                                                                                  10-K   Stockholders
                                                                                                  ----   ------------
     Schedule for the three years in the period ended December 31, 2000:
       Schedule II Valuation and Qualifying Accounts ........................................       F-4         --


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

      2.3(a) First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(a) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

      2.3(b) Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(b) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

      2.4 Reorganization Agreement, dated as of May 21, 2000, by and between AMD and BoldCo, Inc., filed as Exhibit 2.1 to AMD's Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

      2.5 Recapitalization Agreement, dated as of May 21, 2000, by and among BraveTwo Acquisition, L.L.C., AMD and BoldCo, Inc., filed as Exhibit 2.2 to AMD's Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

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

    +*10.15        Vice President Incentive Plan.

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

    **10.23(a)     Joint Venture Agreement between AMD and Fujitsu Limited,
                   filed as Exhibit 10.27(a) to AMD's Amendment No. 1 to its
                   Annual Report on Form 10-K/A for the fiscal year ended
                   December 26, 1993, is hereby incorporated by reference.

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

    **10.48(a)     C-4 Technology Transfer and Licensing Agreement dated June
                   11, 1996, between AMD and International Business Machines
                   Corporation, filed as Exhibit 10.48 to AMD's Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended
                   September 29, 1996, is hereby incorporated by reference.

    **10.48(b)     Amendment No. 1 to the C-4 Technology Transfer and Licensing
                   Agreement, dated as of February 23, 1997, between AMD and International Business Machines Corporation, filed as Exhibit
                   10.48(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

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

    **10.50(a-2)   Supplemental Agreement to the Syndicated Loan Agreement,
                   dated as of February 6, 1998, among AMD Saxony Manufacturing
                   GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD's Annual Report on Form
                   10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

      10.50(a-3)   Supplemental Agreement No. 2 to the Syndicated Loan
                   Agreement, dated as of June 29, 1999, among AMD Saxony
                   Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank
                   Luxembourg S.A., filed as Exhibit 10.50(a-3) to AMD's
                   Quarterly Report on Form 10-Q for the period ended June 27,
                   1999, is hereby incorporated by reference.

   +***10.50(a-4)  Amendment Agreement No. 3 to the Syndicated Loan Agreement,
                   dated as of February 20, 2001, among AMD Saxony Manufacturing GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto.

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

      10.50(g-3)   Second Amendment to Sponsors' Loan Agreement, dated as of
                   June 25, 1999, among AMD, AMD Saxony Holding GmbH and AMD
                   Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the
                   Company's Quarterly Report on Form 10-Q for the period ended
                   June 27, 1999, is hereby incorporated by reference.

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

    **10.50(j)     AMD Holding Wafer Purchase Agreement, dated as of March 11,
                   1997, between AMD and AMD Saxony Holding GmbH, filed as
                   Exhibit 10.50(j) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

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

      10.50(l-2)   First Amendment to AMD Saxonia Wafer Purchase Agreement,
                   dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit
                   10.50(l-2) to AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

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

     +21           List of AMD subsidiaries.

     +23           Consent of Ernst & Young LLP, Independent Auditor.

     +24           Power of Attorney.


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

(d)  Fujitsu AMD Semiconductor Limited Financial Statements

     This Form 10-K/A-3 is being filed to reflect additional information relating to Fujitsu AMD Semiconductor Limited ("FASL"), for which the fiscal year end is March 31, 2001. FASL, a joint venture formed by AMD and Fujitsu Limited ("Fujitsu"), was formed in 1993 for the development and manufacture of non-volatile memory devices. AMD owns a 49.992% interest in FASL, and Fujitsu owns the remaining interest.

Statements of Operations for the three years ended March 31, 2001 .......................   13
Balance Sheets at March 31, 2001 and 2000 ...............................................   14
Statements of Stockholders' Equity for the three years ended March 31, 2001 .............   15
Statements of Cash Flows for the three years ended March 31, 2001 .......................   16
Notes to Financial Statements ...........................................................   17
Report of Ernst & Young, Independent Auditors ...........................................   21

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
(Thousands except share and per share amounts)

                                              2001            2000            1999
                                              ----            ----            ----
Net sales                                  $ 916,624       $ 526,888       $ 401,130
Expenses:
  Cost of sales                              715,148         479,621         351,294
  Selling, general and administrative         86,936          51,997          42,633
                                           ---------       ---------       ---------
                                             802,084         531,618         393,927
                                           ---------       ---------       ---------
Operating income (loss)                      114,540          (4,730)          7,203

Interest income                                    9              --               8
Interest expense                                (335)           (593)         (1,855)
Other expense, net                            (3,153)           (655)           (561)
                                           ---------       ---------       ---------
Income (loss) before income taxes            111,061          (5,978)          4,795
Provision (benefit) for income taxes          45,833          (2,361)         (6,252)
                                           ---------       ---------       ---------
Net income (loss)                          $  65,228       $  (3,617)      $  11,047
                                           =========       =========       =========
Net income (loss) per common share:
  Basic                                    $  102.56       $   (5.69)      $   17.37
  Diluted                                  $  102.56       $   (5.69)      $   17.37

Shares used in per share calculation
  Basic                                      636,000         636,000         636,000
  Diluted                                    636,000         636,000         636,000

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

BALANCE SHEETS
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
(Thousands except share and per share amounts)

                                                                 2001            2000
                                                                 ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $         8    $         9
  Deposits with affiliates                                            --         22,534
  Accounts receivable from affiliates                            197,563         70,561
  Inventories:
    Raw materials and supplies                                     7,958          6,406
    Work-in-process                                               58,168         53,990
    Finished goods                                                 1,517          1,828
                                                             -----------    -----------
           Total inventories                                      67,643         62,224
  Deferred tax assets                                              4,431          3,109
  Other current assets                                             5,408            697
                                                             -----------    -----------
           Total current assets                                  275,053        159,134
Property, plant and equipment:
  Equipment                                                    1,326,207      1,183,231
  Buildings                                                      143,406        150,099
  Construction in progress                                       156,013          4,823
                                                             -----------    -----------
           Total property, plant and equipment                 1,625,626      1,338,153
  Accumulated depreciation                                      (878,604)      (800,160)
                                                             -----------    -----------
           Property, plant and equipment, net                    747,022        537,993
Other assets                                                      11,768         11,050
                                                             -----------    -----------
TOTAL                                                        $ 1,033,843    $   708,177
                                                             -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to affiliates                                 $    31,178    $        --
  Accounts payable                                               251,461         68,450
  Payables to affiliates                                         107,902         36,053
  Accrued liabilities                                             57,635          6,463
  Income taxes payable                                            40,557         20,725
                                                             -----------    -----------
           Total current liabilities                             488,733        131,691
Deferred tax liabilities                                          38,927         53,424
Other accrued liabilities                                          1,122          1,375
Commitments                                                           --             --
Stockholders' equity:
  Common stock, par value $500; 800,000 shares authorized;
   636,000 shares  issued and outstanding in 2001 and 2000       318,790        318,790
  Retained earnings                                              276,589        211,361
  Accumulated other comprehensive loss                           (90,318)        (8,464)
                                                             -----------    -----------
           Total stockholders' equity                            505,061        521,687
                                                             -----------    -----------
TOTAL                                                        $ 1,033,843    $   708,177
                                                             -----------    -----------

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
(Thousands except share amounts)

                                                   Common Stock                  Accumulated
                                            ----------------------
                                              Number                                Other          Total
                                                of                   Retained   Comprehensive  Stockholders'
                                              Shares      Amount     Earnings   Income (loss)     Equity
                                            ----------  ----------  ---------- --------------  -------------
March 31, 1998                                636,000   $ 318,790   $ 203,931    $(111,191)      $ 411,530

Comprehensive income:
  Net income                                       --          --      11,047           --          11,047
  Other comprehensive income:
    Net change in accumulated translation
    adjustment                                     --          --          --       40,134          40,134
                                            ---------   ---------   ---------    ---------       ---------
Total comprehensive income                         --          --      11,047       40,134          51,181
                                            ---------   ---------   ---------    ---------       ---------
March 31, 1999                                636,000     318,790     214,978      (71,057)        462,711

Comprehensive income:
  Net loss                                         --          --      (3,617)          --          (3,617)
  Other comprehensive income:
    Net change in accumulated translation
    adjustment                                     --          --          --       62,593          62,593
                                            ---------   ---------   ---------    ---------       ---------
Total comprehensive income                         --          --      (3,617)      62,593          58,976
                                            ---------   ---------   ---------    ---------       ---------
March 31, 2000                                636,000     318,790     211,361       (8,464)        521,687

Comprehensive loss:
  Net income                                       --          --      65,228           --          65,228
  Other comprehensive loss:
    Net change in accumulated translation
    adjustment                                     --          --          --      (81,854)        (81,854)
                                            ---------   ---------   ---------    ---------       ---------
Total comprehensive loss                           --          --      65,228      (81,854)        (16,626)
                                            ---------   ---------   ---------    ---------       ---------
March 31, 2001                                636,000   $ 318,790   $ 276,589    $ (90,318)      $ 505,061
                                            ---------   ---------   ---------    ---------       ---------

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
(Thousands)
                                                                 2001            2000            1999
                                                                 ----            ----            ----
Cash flows from operating activities:
  Net income (loss)                                           $  65,228       $  (3,617)      $  11,047
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                 227,922         215,145         181,415
   Amortization                                                   3,615           3,304           1,848
   Net loss on disposal of property, plant and equipment          2,247             673             179
   Changes in operating assets and liabilities:
    Decrease (increase) in deposits with an affiliate            21,671         (21,474)              -
    Net (increase) decrease in receivables, inventories,
      and other assets                                         (181,591)          8,348           5,745
    Net decrease in deferred income tax liabilities              (9,667)        (13,601)         (7,928)
    Increase (decrease) in income taxes payable                  25,593          19,732         (32,842)
    Net increase (decrease) in payables, accrued
      liabilities and other liabilities                         361,298          23,969         (79,872)
                                                              ---------       ---------       ---------
Net cash provided by operating activities                       516,316         232,479          79,592
                                                              ---------       ---------       ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (551,314)       (109,310)       (101,964)
  Proceeds from sale of property, plant and equipment                 -             242              85
                                                              ---------       ---------       ---------
Net cash used in investing activities                          (551,314)       (109,068)       (101,879)
                                                              ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from borrowings from affiliates                      665,746         342,787         384,884
  Payments on loan from affiliates                             (630,748)       (466,200)       (374,384)
                                                              ---------       ---------       ---------
Net cash provided by (used in) financing activities              34,998        (123,413)         10,500
                                                              ---------       ---------       ---------

Net effect of exchange rate changes on cash                          (1)              3             342
                                                              ---------       ---------       ---------
Net (decrease) increase in cash                                      (1)              1         (11,445)

Cash and cash equivalents at beginning of year                        9               8          11,453
                                                              ---------       ---------       ---------
Cash and cash equivalents at end of year                      $       8       $       9       $       8
                                                              ---------       ---------       ---------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                  $     344       $     601       $   1,910
                                                              ---------       ---------       ---------
    Income taxes                                              $  29,888       $      18       $  32,608
                                                              ---------       ---------       ---------

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

   In 1993, Advanced Micro Devices ("AMD") and Fujitsu Limited ("Fujitsu") formed a joint venture, Fujitsu AMD Semiconductor Limited ("FASL" or the "Company"), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. AMD has a 49.992% interest in FASL, and Fujitsu has the remaining interest. The investment is being accounted for under the equity method.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR. The Company's fiscal year ends March 31.

   ACCOUNTING PRINCIPLES. The accounting records of the Company are maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments that have not been recorded in the legal books of account of the Company but are necessary to conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision for deferred income taxes, and adjustments stemming from the translation of the Company's financial statements into the U.S. dollar for reporting purposes.

   CASH EQUIVALENTS. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

   FOREIGN CURRENCY TRANSLATION. The functional currency of the Company is the Japanese yen. Financial statements are translated into the U.S. dollar using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for operating statement items. Translation adjustments are recorded as a separate component of stockholders' equity in the U.S. dollar financial statements.

   REVENUE RECOGNITION. Revenue is recognized on sales when the contract is in place, the price is determined, shipment is made and collectibility is reasonably assured. Unit selling price is determined by a transfer price agreement. The current agreement, consummated in June 1999 and retroactively applied to products shipped on or after April 1, 1999, calculates unit selling price using approximately 106 percent of cost of sales based on the Commercial Code in Japan. Prior to April 1, 1999, unit selling price was calculated based on a percentage of AMD's ultimate average selling price at a predetermined, nonnegotiable exchange rate.

   INVENTORIES. Inventories are stated at the lower of actual cost (average method) or market (net realizable value).

   PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation for U.S. GAAP purposes is provided on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment -- 3 to 5 years; buildings -- up to 26 years.

   NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per share has been computed using the weighted-average common shares outstanding. The Company has no potentially dilutive securities.

   RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is required to be adopted for fiscal years beginning after June 15, 2000. This Statement requires recognition of all derivatives on the balance sheet at fair value, and the changes in fair value will be recognized through earnings or other comprehensive income, depending on the nature of the derivatives. The Company does not have any derivative instruments; therefore, SFAS 133 did not have a material impact on the Company's financial position, results of operation or cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company's implementation of SAB 101 had no impact on its financial position, results of operations or cash flows for the year ended March 31, 2001.

   USE OF ESTIMATES. The preparation of financial statements is in conformity with accounting principles generally accepted in the United States. Accordingly, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements.

   FINANCIAL PRESENTATION. The Company has reclassified certain prior year amounts on the financial statements to conform to the current year presentation.

3. RELATED PARTY TRANSACTIONS

   The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest and Fujitsu having the remaining interest. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company's accounts receivable and sales as of and for the years ended March 31, 2001, 2000 and 1999 were with these related parties. FASL made purchases from AMD and Fujitsu totaling $244 million, $59 million and $49 million in 2001, 2000 and 1999, respectively. At March 31, 2001 and 2000, FASL owed AMD, Fujitsu and Fujitsu's subsidiaries approximately $139 million and $36 million, respectively. These amounts consist of loan, trade and royalty payables.

   The Company has an agreement with Fujitsu Capital Limited ("FCAP"), a wholly owned subsidiary of Fujitsu, to provide financing to FASL at lower interest rates than those offered by banks. If the Company had obtained financing from a lender other than FCAP, the additional interest expense would have been immaterial. FASL completed construction of the building for a second Flash memory device wafer fabrication facility, FASL JV2, in the third quarter of 1997 at a site contiguous to the existing FASL facility in Aizu-Wakamatsu, Japan. Equipment installation in FASL JV2, which is partially operational, is in progress, and the facility is expected to cost approximately $831 million. Approximately $824 million of the cost of the facility has been funded as of March 31, 2001. Capital expenditures for FASL JV2 construction to date have been funded by cash generated from FASL operations and borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL JV2, AMD and Fujitsu may be required to contribute cash or guarantee third-party loans in proportion to their respective interests in FASL. At March 31, 2001, AMD had $16 million in loan guarantees outstanding with respect to such loans. The Company started construction of a third facility, FASL JV3, in fiscal year 2001. The planned FASL JV2 and FASL JV3 costs are denominated in yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

   FASL has also expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. ("FMI"). In connection with this foundry arrangement, AMD agreed to guarantee up to $125 million of Fujitsu's obligations under FMI's credit facility. As of March 31, 2001, AMD had $125 million in loan guarantees outstanding with respect to this agreement. The Company did not have any loan guarantees outstanding as of March 31, 1999 and 2000 with respect to this agreement.

   The Company has a severance benefit package for employees formerly employed by Fujitsu. FASL accrues the Company's share of severance benefits at year-end in an amount to be settled with Fujitsu if the eligible employee terminates his or her service with FASL and returns to Fujitsu or another Fujitsu group company.

4. COMPREHENSIVE LOSS

   As required under Statement of Financial Accounting Standards No. 130 ("SFAS 130"), the foreign currency translation adjustments are included in "other comprehensive loss."

   As of March 31, 2001 and 2000 the components of accumulated other comprehensive loss, consisting only of cumulative translation adjustments, were $90,318,000 and $8,464,000, respectively.

5. INCOME TAXES

   Provision (benefit) for income taxes consists of:

   -----------------------------------------------------------------------------------------------------------------------
        (Thousands)                                       2001                     2000                    1999
                                                --------------------------------------------------------------------------
        Current:
           Foreign National                                   $ 36,855                $ 13,134             $     (226)
           Foreign Local                                        18,645                   6,661                   (117)
        Deferred:
           Foreign National and Local                           (9,667)                (22,156)                (5,909)
                                                   --------------------     -------------------       ----------------
        Provision (benefit) for income taxes                  $ 45,833                $ (2,361)            $   (6,252)
                                                   ====================     ===================       ================

   -----------------------------------------------------------------------------------------------------------------------

   Significant components of the Company's deferred tax assets and liabilities as of March 31, 2001 and 2000 are as follows:

   ---------------------------------------------------------------------------------------------
   (Thousands)                                                    2001                2000
                                                           -------------------------------------
   Deferred tax assets:
      Inventory reserves                                          $     759           $   2,958
      Enterprise tax                                                  3,551               1,819
      Accrued expenses not currently deductible                       2,106               1,328
                                                              --------------     ---------------
          Total deferred tax assets                                   6,416               6,105
                                                              --------------     ---------------

   Deferred tax liabilities:
      Depreciation                                                  (39,605)            (53,895)
      Inventory reserves                                               (702)             (2,327)
      Other                                                            (605)               (198)
                                                              --------------     ---------------
          Total deferred tax liabilities                            (40,912)            (56,420)
                                                              --------------     ---------------
   Net deferred tax liabilities                                   $ (34,496)          $ (50,315)
                                                              ==============     ===============

   ---------------------------------------------------------------------------------------------

   The following is a reconciliation between statutory Japanese income taxes and the total provision (benefit) for income taxes:

   --------------------------------------------------------------------------------------------------------------------------------

                                                       2001                         2000                             1999
                                           ----------------------------------------------------------------------------------------
   (Thousands except percent)                   Tax          Rate          Tax               Rate           Tax            Rate
                                           ----------------------------------------------------------------------------------------
   Statutory income tax provision (benefit)    $ 45,760      41.2 %       $ (2,460)          41.2 %        $  2,238        46.7 %
   Permanent book/tax differences                    64       0.1               81           (1.4)              (55)       (1.1)
   Inhabitant tax per capita                         36       0.0               36           (0.6)               31         0.6
   Effect of tax rate change                          -         -                -              -            (8,131)     (169.6)
   Other                                            (27)      0.0              (18)           0.3              (335)       (7.0)
                                            ------------    ------     ------------    -----------      ------------    --------
                                               $ 45,833      41.3 %       $ (2,361)          39.5 %        $ (6,252)     (130.4)%
                                            ============    ======     ============    ===========      ============    ========

   --------------------------------------------------------------------------------------------------------------------------------

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

7. COMMITMENTS

   At March 31, 2001, the Company had commitments of approximately $353 million for the purchase and installation of equipment in FASL facilities.

   The Company leases land from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. In addition, certain manufacturing equipment is used under operating lease contracts. For each of the next five years and beyond, lease obligations are:

   --------------------------------------------------------
   (Thousands)
   Years ending March 31:                     Leases
                                       --------------------

   2002                                        $  6,255
   2003                                           1,122
   2004                                             379
   2005                                             379
   2006                                             379
   2007 and thereafter                            6,546
                                           -------------
   Total                                       $ 15,060
                                           =============
   --------------------------------------------------------
   Rent expense was $12,266,000, $12,897,000 and $5,402,000 in 2001, 2000 and
   1999, respectively.

8. RETAINED EARNINGS

   The amount of retained earnings available for dividends under the Commercial Code in Japan is $173,527,000. This amount is based on the amount recorded in the Company's books maintained in accordance with Japanese accounting practices. The adjustments included in the accompanying financial statements but not recorded in the books as explained in Note 2 have no effect on the determination of retained earnings available for dividends under the Commercial Code in Japan.

9. SUBSEQUENT EVENTS

   During the quarter ended July 1, 2001, the Company received capital contributions of approximately $250 million from AMD and Fujitsu by issuing 339,753 additional new shares at above par value. The purpose of the equity infusion was to provide cash for planned capital expenditures related to FASL JV3.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young

Tokyo, Japan
September 10, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced Micro Devices, Inc.

September 26, 2001

                                          By:       /s/ Robert J. Rivet
                                             -----------------------------------
                                                        Robert J. Rivet
                                                     Senior Vice President,
                                                    Chief Financial Officer