Form 10-Q
period 2001-09-30
ADVANCED MICRO DEVICES INC
filed 2001-11-14
CIK 2488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 2001
                                        -------------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission File Number            1-7882
                      -------------------------------------

                          ADVANCED MICRO DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 94-1692300
-----------------------------------------   ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One AMD Place
Sunnyvale, California                                                94088
-----------------------------------------                       ----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (408) 732-2400
                                                     ---------------

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

The number of shares of $0.01 par value common stock outstanding as of November 2, 2001: 339,827,235

INDEX
-----

Part I.  Financial Information
         ---------------------

                                                                                           Page No.
                                                                                           --------
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations -
                      Quarters and Nine Months Ended September 30, 2001
                      and October 1, 2000                                                        3

                  Condensed Consolidated Balance Sheets -
                      September 30, 2001 and December 31, 2000                                   4

                  Condensed Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2001 and October 1, 2000                   5

                  Notes to Condensed Consolidated Financial Statements (unaudited)               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    37

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                                              38

         Signature                                                                              39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          ADVANCED MICRO DEVICES, INC.
                          ---------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                      (Thousands except per share amounts)


                                                              Quarter Ended                Nine Months Ended
                                                       ----------------------------  --------------------------
                                                       September 30,   October 1,    September 30,   October 1,
                                                           2001           2000           2001           2000
                                                       -------------  -------------  -------------  -----------
Net sales                                              $   765,870    $ 1,206,549    $ 2,939,881    $ 3,469,015

Expenses:
 Cost of sales                                             594,056        639,010      1,945,085      1,857,334
 Research and development                                  161,185        162,764        490,059        479,712
 Marketing, general and administrative                     150,918        141,931        456,346        438,259
 Restructuring and other special charges                    89,305           --           89,305           --
                                                       -----------    -----------    -----------    -----------
                                                           995,464        943,705      2,980,795      2,775,305
                                                       -----------    -----------    -----------    -----------

Operating income (loss)                                   (229,594)       262,844        (40,914)       693,710

Gain on sale of Legerity                                      --          336,899           --          336,899
Interest and other income (expense), net                   (11,220)        19,789         19,911         60,852
Interest expense                                            (9,946)       (17,382)       (51,790)       (40,105)
                                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes, equity in net
   income (loss) of joint venture
   and extraordinary item                                 (250,760)       602,150        (72,793)     1,051,356
Provision (benefit) for income taxes                       (65,018)       175,009         (8,758)       226,787
                                                       -----------    -----------    -----------    -----------

Income (loss) before equity in net income (loss) of
   joint venture and extraordinary item                   (185,742)       427,141        (64,035)       824,569
Equity in net income (loss) of joint venture                (1,187)         4,406         19,296          3,469
                                                       -----------    -----------    -----------    -----------

Income (loss) before extraordinary item                   (186,929)       431,547        (44,739)       828,038

Extraordinary item - loss on debt retirement, net of
   tax benefit                                                --           22,980           --           22,980
                                                       -----------    -----------    -----------    -----------

Net income (loss)                                      $  (186,929)   $   408,567    $   (44,739)   $   805,058
                                                       ===========    ===========    ===========    ===========

Net income (loss) per common share:

 Basic:
 Income (loss) before extraordinary item               $     (0.54)   $      1.38    $     (0.14)   $      2.69
                                                       -----------    -----------    -----------    -----------
 Extraordinary item                                    $      --      $      0.07    $      --      $      0.08
                                                       -----------    -----------    -----------    -----------
 Net income (loss)                                     $     (0.54)   $      1.31    $     (0.14)   $      2.61
                                                       -----------    -----------    -----------    -----------

 Diluted:
 Income (loss) before extraordinary item               $     (0.54)   $      1.24    $     (0.14)   $      2.42
                                                       -----------    -----------    -----------    -----------
 Extraordinary item                                    $      --      $      0.06    $      --      $      0.06
                                                       -----------    -----------    -----------    -----------
 Net income (loss)                                     $     (0.54)   $      1.18    $     (0.14)   $      2.36
                                                       -----------    -----------    -----------    -----------

Shares used in per share calculation:

 Basic                                                     345,044        311,943        329,837        307,942
                                                       -----------    -----------    -----------    -----------
 Diluted                                                   345,044        352,893        329,837        350,082
                                                       -----------    -----------    -----------    -----------

See accompanying notes.

                          ADVANCED MICRO DEVICES, INC.
                           ---------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Thousands)


                                                                              September 30,     December 31,
                                                                                  2001             2000*
                                                                             ---------------  --------------
                                                                              (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                                                 $    397,423   $     591,457
     Short-term investments                                                         506,111         701,708
                                                                               ------------   -------------
        Total cash, cash equivalents and short-term investments                     903,534       1,293,165
     Accounts receivable, net of allowance for doubtful accounts                    588,563         547,200
     Inventories:
        Raw materials                                                                31,491          34,413
        Work-in-process                                                             292,981         154,854
        Finished goods                                                              124,606         154,274
                                                                               ------------   -------------
           Total inventories                                                        449,078         343,541
     Deferred income taxes                                                          168,846         218,527
     Prepaid expenses and other current assets                                      289,722         255,256
                                                                               ------------   -------------
        Total current assets                                                      2,399,743       2,657,689
Property, plant and equipment, at cost                                            5,949,709       5,461,801
Accumulated depreciation and amortization                                        (3,234,417)     (2,825,334)
                                                                               ------------   -------------
        Property, plant and equipment, net                                        2,715,292       2,636,467
Investment in joint venture                                                         396,351         261,728
Other assets                                                                        227,819         211,851
                                                                               ------------   -------------
                                                                               $  5,739,205   $   5,767,735
                                                                               ============   =============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                          $    369,064   $     477,369
     Accrued compensation and benefits                                              143,987         172,815
     Accrued liabilities                                                            382,797         276,721
     Income taxes payable                                                            49,591          74,806
     Deferred income on shipments to distributors                                    34,620          92,828
     Current portion of long-term debt, capital lease obligations and other         192,487         129,570
                                                                               ------------   -------------
        Total current liabilities                                                 1,172,546       1,224,109

Deferred income taxes                                                               139,850         203,986
Long-term debt, capital lease obligations and other, less current portion           796,021       1,167,973

Commitments and contingencies

Stockholders' equity:
     Common stock, par value                                                          3,471           3,141
     Capital in excess of par value                                               1,959,483       1,406,290
     Treasury stock                                                                 (68,837)            --
     Retained earnings                                                            1,811,522       1,856,261
     Accumulated other comprehensive loss                                           (74,851)        (94,025)
                                                                               ------------   -------------
        Total stockholders' equity                                                3,630,788       3,171,667
                                                                               ------------   -------------
                                                                               $  5,739,205   $   5,767,735
                                                                               ============   =============


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

                                                                                Nine Months Ended
                                                                            --------------------------
                                                                            September 30,   October 1,
                                                                                2001          2000
                                                                            ------------   -----------
Cash flows from operating activities:
    Net income (loss)                                                       $   (44,739)   $   805,058
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Gain on sale of Legerity                                                     --       (336,899)
        Extraordinary item - loss on debt retirement
          net of tax benefit                                                         --         22,980
        Depreciation and amortization                                           472,389        429,461
        Net change in deferred income taxes                                     (14,453)       104,461
        Foreign grant and subsidy income                                        (38,199)       (27,975)
        Net loss on disposal of property, plant and equipment                    22,812          7,354
        Undistributed income of joint venture                                   (19,296)        (3,469)
        Recognition of deferred gain on sale of building                         (1,261)        (1,261)
        Net compensation recognized under employee stock plans                    3,552          3,712
        Restructuring and other special charges                                  89,305             --
        Changes in operating assets and liabilities:
          Increase in accounts receivable                                       (41,618)      (246,688)
          Increase in inventories                                              (112,954)       (92,213)
          Increase (decrease) in prepaid expenses                                19,888        (38,888)
          (Increase) decrease in other assets                                   (47,723)         9,014
          (Decrease) increase in tax refund receivable and tax payable          (62,586)         8,369
          (Refund) receipt of customer deposits under purchase agreements       (39,000)       142,500
          (Decrease) increase in payables and accrued liabilities               (67,113)        14,776
          (Decrease) increase in accrued compensation                           (62,926)        83,556
          Income tax benefits from employee stock option exercises                   --         71,197
                                                                            -----------    -----------
Net cash provided by operating activities                                        56,078        955,045

Cash flows from investing activities:
    Proceeds from sale of Legerity                                                   --        375,000
    Purchases of property, plant and equipment                                 (541,891)      (577,177)
    Proceeds from sale of property, plant and equipment                           1,715         12,243
    Purchases of available-for-sale securities                               (3,149,900)    (2,709,408)
    Proceeds from sale/maturities of available-for-sale securities            3,346,085      2,359,185
    Investment in joint venture                                                (122,356)            --
                                                                            -----------    -----------
Net cash used in investing activities                                          (466,347)      (540,157)

Cash flows from financing activities:
    Proceeds from borrowings                                                    342,402        145,910
    Payments on debt and capital lease obligations                              (90,305)      (394,306)
    Proceeds from issuance of stock                                              38,252        115,907
    Repurchase of common stock                                                  (68,837)            --
                                                                            -----------    -----------
Net cash provided by (used in) financing activities                             221,512       (132,489)

Effect of exchange rate changes on cash and cash equivalents                     (5,277)         5,773
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents                           (194,034)       288,172
Cash and cash equivalents at beginning of period                                591,457        294,125
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   397,423    $   582,297
                                                                            ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for:

      Interest                                                              $    38,120    $    84,831
                                                                            ===========    ===========
      Income taxes                                                          $    58,088    $    20,908
                                                                            ===========    ===========
Supplemental disclosures of non-cash financing activities:

    Debt converted to common stock                                          $   516,860    $        --
                                                                            ===========    ===========

See accompanying notes.
----------------------

                          ADVANCED MICRO DEVICES, INC.

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

     The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 30, 2001 and October 1, 2000 each included 13 weeks. The nine months ended September 30, 2001 and October 1, 2000 included 39 and 40 weeks.

2.   Available-For-Sale Securities

     The following is a summary of investments in available-for-sale securities:

                                                                   September 30,
     (Thousands)                                                       2001
                                                                   -------------
     Cash equivalents:
       Certificates of deposit                                      $    10,001
       Commercial paper                                                  69,543
       Money market funds                                                61,850
       Municipal bonds                                                   28,690
       Federal agency notes                                              14,737
       Tax exempt money market funds                                         --
                                                                   ------------
         Total cash equivalents                                     $   184,821
                                                                   ============
     Short-term investments:
       Certificates of deposit                                      $    10,247
       Commercial paper                                                  31,048
       Money market auction rate preferred stocks                       118,292
       Municipal bonds                                                  261,706
       Federal agency notes                                              25,782
       Floating rate notes                                               17,247
       Tax exempt preferred auction                                      41,788
                                                                   ------------
         Total short-term investments                               $   506,111
                                                                   ============
     Long-term investments:
         Equity investments                                         $    17,694
         Commercial paper                                                 9,999
         Treasury notes                                                   3,323
                                                                   ------------
           Total long-term investments (included in other assets)   $    31,016
                                                                   ============

3. Net Income (Loss) per Common Share

   Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt. For the nine-month period ended September 30, 2001, an incremental 14 million shares of common stock issuable upon the assumed conversion of convertible debt were anti-dilutive and were not included in the calculation of diluted earnings per share due to recorded net losses. For the three- and nine-month periods ended September 30, 2001, outstanding stock options of 6 million and 8 million shares, respectively, were not included in the calculation of diluted earnings per share, as the effect would also be anti-dilutive. The following table sets forth the components of basic and diluted income (loss) per common share:

                                                                                        Quarter Ended         Nine Months Ended
                                                                                  ------------------------ ------------------------
                                                                                  September 30, October 1, September 30, October 1,
   (Thousands except per share data)                                                  2001         2000        2001        2000
                                                                                  ------------- ---------- ------------- ----------
  Numerator:
     Numerator for basic income (loss) per common share before
     extraordinary item                                                            $ (186,929)  $ 431,547   $ (44,739)   $ 828,038

     Numerator for basic extraordinary loss per common share                               --      22,980          --       22,980
                                                                                 ------------- ---------- ------------- ----------
     Numerator for basic income (loss) per common share                            $ (186,929)  $ 408,567   $ (44,739)   $ 805,058

     Numerator for diluted income (loss) per common share before
     extraordinary item                                                            $ (186,929)  $ 431,547   $ (44,739)   $ 828,038

     Effect of adding back interest expense associated with
     convertible debentures                                                                --       6,410          --       20,381
                                                                                 ------------- ---------- ------------- ----------

     Numerator for basic income (loss) per common share before extraordinary
     item                                                                          $ (186,929)  $ 437,957   $ (44,739)   $ 848,419

     Numerator for diluted extraordinary loss per common share                             --      22,980          --       22,980
                                                                                 ------------- ---------- ------------- ----------
     Numerator for diluted income (loss) per common share                          $ (186,929)  $ 414,977   $ (44,739)   $ 825,439

   Denominator:
     Denominator for basic income (loss) per share - weighted-average shares          345,044     311,943     329,837      307,942
     Effect of dilutive securities:
       Employee stock options                                                              --      12,996          --       14,172
       Convertible debentures                                                              --      27,954          --       27,968
                                                                                 ------------- ---------- ------------- ----------
     Dilutive potential common shares                                                      --      40,950          --       42,140
                                                                                 ------------- ---------- ------------- ----------
     Denominator for diluted net income (loss) per common share -                     345,044     352,893     329,837      350,082
       adjusted weighted-average shares

   Net income (loss) per common share:

     Basic:
     Income (loss) before extraordinary item                                       $    (0.54)  $    1.38   $   (0.14)   $    2.69
                                                                                 ------------- ---------- ------------- ----------
     Extraordinary item; debt                                                      $       --   $    0.07   $      --    $    0.08
                                                                                 ------------- ---------- ------------- ----------
     Net income (loss)                                                             $    (0.54)  $    1.31   $   (0.14)   $    2.61
                                                                                 ------------- ---------- ------------- ----------

     Diluted:
     Income (loss) before extraordinary item                                       $    (0.54)  $    1.24   $   (0.14)   $    2.42
                                                                                 ------------- ---------- ------------- ----------
     Extraordinary item; debt                                                      $       --   $    0.06   $      --    $    0.06
                                                                                 ------------- ---------- ------------- ----------
     Net income (loss)                                                             $    (0.54)  $    1.18   $   (0.14)   $    2.36
                                                                                 ------------- ---------- ------------- ----------

4.   Investment in Joint Venture

     In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. The Company's share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At September 30, 2001, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $21 million. During the quarter ended July 1, 2001, the Company made capital contributions of approximately $122 million to FASL. The following are the significant FASL related-party transactions and balances:

                               Quarter Ended              Nine Months Ended
                          --------------------------   -------------------------
                          September 30,   October 1,   September 30,  October 1,
     (Thousands)              2001           2000          2001          2000
                          -------------  -----------   -------------  ----------
     Royalty income         $ 10,975        $ 8,236      $ 36,675      $ 20,139
     Purchases               146,766        107,318       435,520       261,977


                          September 30,  December 31,
     (Thousands)              2001           2000
                          ------------   ------------
     Royalty receivable     $ 21,048       $ 9,561
     Accounts payable         77,713        77,503



     The following is condensed unaudited financial data of FASL:

                                   Quarter Ended           Nine Months Ended
                             -------------------------  ------------------------
                             September 30,  October 1,  September 30, October 1,
     (Thousands)                  2001         2000         2001         2000
                             -------------  ----------  ------------- ----------
     Net sales                 $ 241,812    $ 200,809     $ 808,573   $ 502,838
     Gross profit (loss)         (18,864)      19,513        73,669      22,811
     Operating income (loss)     (20,172)      18,599        69,822      20,276
     Net income (loss)           (11,798)      11,270        40,494      12,115



     The Company's share of FASL net income set forth above differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due primarily to adjustments that eliminate the related-party transactions between FASL and the Company on the Company's condensed consolidated statements of operations.

     FASL has expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI). In connection with this foundry arrangement, the Company agreed to guarantee up to $125 million of Fujitsu's obligations under FMI's credit facility.

5.   Segment Reporting

     AMD operates in two reportable segments: the Core Products and Foundry Services segments. AMD has previously shown three reportable segments; however, as a result of the sale of Legerity, Inc. (Legerity), the Company no longer operates in the Voice Communications segment. The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products and networking products. The Foundry Services segment includes fees for wafer fabrication and assembly, test, mark and pack services provided to Legerity and Vantis Corporation (Vantis), the Company's former programmable logic subsidiary. The Voice Communications segment included the voice communications products of Legerity until July 31, 2000, the effective date of its sale. The following table is a summary of the operating income by segment for the quarters and nine months ended September 30, 2001 and October 1, 2000:

                                                                       Quarter Ended               Nine Months Ended
     (Thousands)                                                 ---------------------------   ---------------------------
     Net sales:                                                  September 30,    October 1,   September 30,    October 1,
                                                                     2001           2000           2001           2000
                                                                 ------------    -----------   ------------    -----------

       Core Products segment                                      $   741,320    $ 1,143,488    $ 2,843,915    $ 3,239,035
       Foundry Services segment                                        24,550         45,634         95,966         89,671
       Voice Communications segment                                        --         17,427             --        140,309
                                                                 ------------    -----------   ------------    -----------
           Total net sales                                        $   765,870    $ 1,206,549    $ 2,939,881    $ 3,469,015
                                                                 ============    ===========   ============    ===========

     Segment operating income (loss):

       Core Products segment                                      $  (123,947)   $   256,241    $    70,053    $   641,701
       Foundry Services segment                                        (9,441)         7,564        (14,761)        17,023
       Voice Communications segment                                        --           (961)            --         34,986
                                                                 ------------    -----------   ------------    -----------
           Total segment operating income (loss)                     (133,388)       262,844         55,292        693,710
       Restructuring and other special charges                        (89,305)            --        (89,305)            --
       Additional inventory provision                                  (6,901)            --         (6,901)            --
       Gain on sale of Legerity                                            --        336,899             --        336,899
       Interest income and other, net                                 (11,220)        19,789         19,911         60,852
       Interest expense                                                (9,946)       (17,382)       (51,790)       (40,105)
       (Provision) benefit for income taxes                            65,018       (175,009)         8,758       (226,787)
       Equity in net income (loss) of joint venture                    (1,187)         4,406         19,296          3,469
       Extraordinary item - debt retirement, net of tax benefit            --        (22,980)            --        (22,980)
                                                                 ------------    -----------   ------------    -----------
           Net income (loss)                                     $  (186,929)   $   408,567    $   (44,739)   $   805,058
                                                                 ============    ===========   ============    ===========

6.   Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

                                                                  Quarter Ended              Nine Months Ended
                                                           --------------------------   ---------------------------
                                                           September 30,   October 1,   September 30,    October 1,
     (Thousands)                                                2001          2000           2001           2000
                                                           ------------    ----------   -------------     ---------
     Net income (loss)                                      $  (186,929)   $  408,567   $     (44,739)    $ 805,058

     Foreign currency translation adjustments                    59,525       (39,760)         18,585       (72,523)
     Derivative financial instrument gains, net                  20,060            --           8,412            --
     Unrealized gains (losses) on Securities arising
         during the period                                        2,668        (3,974)         (7,824)       (1,410)
                                                           ------------    ----------   -------------     ---------
     Other comprehensive income (loss)                           82,253       (43,734)         19,173       (73,933)
                                                           ------------    ----------   -------------     ---------
     Comprehensive income (loss)                           $   (104,676)   $  364,833   $     (25,566)    $ 731,125
                                                           ============    ==========   =============     =========


     The components of accumulated other comprehensive loss are as follows:

                                                           September 30,   December 31,
     (Thousands)                                                2001           2000
                                                           ------------    ------------
     Unrealized gain on Securities, net of tax             $      5,320    $     13,143
     Derivatives - cash flow hedging adjustments                  8,412              --
     Cumulative translation adjustments                         (88,583)       (107,168)
                                                           ------------    ------------
                                                           $    (74,851)   $    (94,025)
                                                           ============    ============

7.   Share Repurchase Program

     On January 29, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $300 million worth of the Company's common stock over a period of time to be determined by management. Any such repurchases will be made, from time to time, in the open market or in privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate the Company to acquire any particular amount of its common stock, and the program may be suspended at any time at the Company's discretion. As of September 30, 2001, AMD had acquired 5,310,580 shares of its common stock at an aggregate cost of $69 million under the program.

8.   Dresden Loan Agreements

     AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned subsidiary of the Company, operates the Company's manufacturing and design facility in Dresden, Germany (Dresden Fab 30). In 1997, AMD Saxony entered into a loan and related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG.

     In February 2001, the Dresden Loan Agreements were amended to reflect new capacity and increased capital spending plans for Dresden Fab 30. Under the February 2001 amendments, the Company agreed to extend its guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. The Company also expanded its obligation to reimburse AMD Saxony for the cost of producing wafers for the Company and agreed to cancel the cost overrun facility made available by the banks. Under these amendments, the Company was released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

     The Dresden Loan Agreements, as amended, require that the Company: provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such interim funding to be repaid as AMD Saxony receives the grants and subsidies from the State of Saxony; fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan Agreements, which guarantee must not be less than $103 million or more than $283 million, until the bank loans are repaid in full.

9.   Derivative Instruments and Hedging

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. As of January 1, 2001, the Company had entered into foreign currency forward contracts to hedge the gains and losses generated by the re-measurement of foreign currency denominated intercompany accounts. As a result, these derivatives, which are not designated as hedges, are recorded at fair value, with changes in fair value recognized in operations. Accordingly, the adoption of SFAS 133 had no impact on the Company's consolidated financial position or operating results.

     The Company purchases a significant volume of inventory from FASL, AMD's unconsolidated joint venture in Japan, and from AMD Saxony. Purchases from FASL and AMD Saxony are denominated in yen and euros, respectively. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted yen and euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts generally expiring within twelve months to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gain or loss recorded in accumulated other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged forecasted transaction affects earnings. The Company does not use derivatives for trading purposes.

     The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. SFAS 133 permits the exclusion from the effectiveness assessment of the time value portion of the change in value of the currency forward contract. The change in fair value of the time value portion of the derivative is considered by the Company to be inherently ineffective and is immediately adjusted through earnings each accounting period. During the three-month period ended September 30, 2001, the portions of the hedging instruments excluded from the assessment of hedge effectiveness were not material to the Company's consolidated financial position or operating results and are included in earnings in the accompanying Consolidated Statements of Operations.

     As of September 30, 2001, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings within the next twelve months due to the recognition in earnings of the hedged forecasted transactions.

     If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of income and expense. No such amounts were recorded in earnings during the three-month period ended September 30, 2001.

     The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from January 1, 2001 through September 30, 2001:

                                                           Nine Months Ended
     (Thousands)                                           September 30, 2001
                                                          ------------------
     Cumulative effect of adopting SFAS 133                   $        -
     Changes in fair value of derivatives, net                    (8,412)
                                                              ----------
                                                              $   (8,412)
                                                              ==========

10.  Debt

     On August 1, 2001, the Company redeemed the remaining $43 million of its outstanding 11% Senior Secured Notes (the Senior Notes) due 2003.

11.  Restructuring and other special charges

     On September 25, 2001, due to the continued slowdown in the semiconductor industry and a resulting decline in revenues, the Company announced a restructuring plan to accelerate key components of its strategy to reduce costs and enhance the financial performance of its core businesses. In connection with the plan, the Company will close Fabs 14 and 15 in Austin, Texas. These facilities support certain of the Company's older products and its Foundry Service operations, which will be discontinued as part of the plan. The Company will also restructure other manufacturing facilities and reduce activities primarily in Penang, Malaysia, along with associated administrative support.

     These changes will result in the reduction of approximately 2,300 direct manufacturing and related administrative support positions, or approximately 15 percent of the Company's worldwide workforce, by the end of the second quarter of 2002. Approximately 1,000 of these positions are associated with closing Fabs 14 and 15 in Austin, Texas. The balance of the reductions will result from reducing and restructuring activities primarily in Penang, Malaysia.

     Prior to the date of the financial statements, management approved and committed the Company to the plan and determined the benefits that would be offered to the employees being terminated. The benefits package was communicated to employees in sufficient detail to enable each affected employee to determine the type and amount of benefit he or she is entitled to receive.

     The Company recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $16.2 million of anticipated exit costs to close the facilities in Austin and Penang and $39.0 million of asset impairment charges. The asset impairment charges relate primarily to buildings and production equipment and have been incurred as a result of the Company's decision to implement the plan.

     The Company recorded an additional charge of $6.9 million during the third quarter of 2001 for the impairment of inventories associated with Foundry Services and other discontinued product lines resulting from the restructuring plan. This amount was recorded in cost of sales in the Company's statement of operations.

     A summary of the restructuring costs and other special charges is provided as follows:

                                                                                Restructuring
                                                                                 Liabilities
                                                 Total     Noncash    Cash      September 30,
     (Thousands)                                Charges   Charges   Payments       2001
                                                --------------------------------------------
     Severance and employee benefits            $34,105   $      -   $  -        $34,105
     Facility and equipment impairment           39,000    (39,000)     -              -
     Facility and equipment decommission costs   15,500          -      -         15,500
     Other facility exit costs                      700          -      -            700
                                                --------------------------------------------
                                                $89,305   $(39,000)  $  -        $50,305
                                                ============================================

     The Company expects to substantially complete execution of its restructuring plan by the end of the second quarter of 2002. None of the anticipated severance, fringe benefit or exit costs have been paid or used as of September 30, 2001.

12.  New Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business under Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon(TM) and AMD Duron(TM) microprocessors in the volume required by customers on a timely basis; our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive pricing strategies of our competitors; the ability of third parties to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; our ability to increase customer and market acceptance of the newest versions of our seventh-generation microprocessors, particularly in commercial and mobile markets; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the production ramp of our new submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing and construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See "Financial Condition" and "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 31, 2000 and December 26, 1999 and for each of the three years in the period ended December 31, 2000 as filed in our Annual Report on Form 10-K.

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

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

We participate in all three technology areas within the digital Integrated Circuits (IC) market--microprocessors, memory circuits and logic circuits--through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processors, Memory products and Other IC products. PC processors include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors, and our sixth-generation microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory, or EPROM, devices. Other IC products include embedded processors, platform products and networking products. Our Foundry Services segment consists of fees for services that we provide to Legerity, Inc. and Vantis Corporation.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 30, 2001, July 1, 2001 and October 1, 2000 each included 13 weeks. The nine months ended September 30, 2001 and October 1, 2000 included 39 and 40 weeks.

The following is a summary of our net sales by segment for the periods presented below:

                                          Quarter Ended                  Nine Months Ended
                              ------------------------------------  --------------------------
                              September 30,   July 1,   October 1,  September 30,   October 1,
(Millions)                         2001        2001        2000         2001           2000
                              -------------  --------   ----------  -------------   ----------
Core Products segment:
     PC Processors            $      467     $    588   $     625     $   1,717     $   1,771
     Memory Products                 210          316         420           937         1,109
     Other IC Products                64           51          99           190           359
                              ----------     --------   ---------     ---------     ---------
                                     741          955       1,144         2,844         3,239
Foundry Services segment              25           30          46            96            90
Voice Communications segment          --           --          17            --           140
                              ----------     --------   ---------     ---------     ---------
                              $      766     $    985   $   1,207     $   2,940     $   3,469
                              ==========     ========   =========     =========     =========

Net Sales Comparison of Quarters Ended September 30, 2001 and July 1, 2001

Net sales of $766 million for the third quarter of 2001 decreased by 22 percent compared to net sales of $985 million for the second quarter of 2001.

PC Processors net sales of $467 million decreased 21 percent in the third quarter of 2001 compared to the second quarter of 2001. The decrease in net sales was primarily due to a decline in average selling prices resulting from very aggressive market pricing pressures. Total PC processor unit sales were relatively flat compared to the second quarter of 2001. In the fourth quarter of 2001, we currently expect PC processor net sales to range from unchanged to growth of 10 percent due to normal seasonality and the introduction of the new AMD Athlon XP and AMD Athlon MP processors. Maintaining overall PC Processor sales levels in the fourth quarter of 2001 is dependent upon continuing a successful production ramp in Dresden Fab 30, our ability to maintain average selling prices for our seventh-generation microprocessors, continuing growth in unit shipments of our PC processors, the availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of the newest versions of the AMD Athlon and AMD Duron processors.

Memory products net sales of $210 million decreased 34 percent in the third quarter of 2001 compared to the second quarter of 2001. The decrease resulted primarily from continuing weakness in the communications and networking equipment industries and excess inventories held by major customers. In the fourth quarter of 2001, we expect net sales of memory products to range from unchanged to growth of 10 percent due to an increase in unit shipments, partially offset by a decline in average selling prices.

Other IC products net sales of $64 million increased 25 percent in the third quarter of 2001 compared to the second quarter of 2001 primarily due to increased net sales of platform products, partially offset by a decrease in networking product sales as a result of the sustained weakness in the communications and networking equipment industries. We expect Other IC revenues to decline in the fourth quarter of 2001 due to our restructuring plan, which results in the discontinuation of embedded processors and networking products by the end of the second quarter of 2002.

Foundry Services segment service fees of $25 million decreased 17 percent in the third quarter of 2001 from $30 million in the second quarter of 2001. The decrease was primarily due to a significant reduction in demand for product from Vantis. We expect that service fees will continue to decline in the fourth quarter of 2001 due to our restructuring plan, which results in the discontinuation of these services by the end of the second quarter of 2002.

Net Sales Comparison of Quarters Ended September 30, 2001 and October 1, 2000

Net sales of $766 million for the third quarter of 2001 decreased by 37 percent compared to net sales of $1,207 million for the third quarter of 2000.

PC Processors net sales of $467 million decreased 25 percent in the third quarter of 2001 compared to the same quarter of 2000 primarily due to a decline in average selling prices of our seventh-generation microprocessors, partially offset by higher unit sales of our seventh-generation microprocessors.

Memory products net sales of $210 million decreased by 50 percent in the third quarter of 2001 compared to the same quarter of 2000 due to a decline in unit shipments, partially offset by an increase in average selling prices. The decline in unit shipments resulted from the sustained weakness in the communications and networking equipment industries and excess inventories held by major customers.

Other IC products net sales of $64 million in the third quarter of 2001 decreased by 35 percent when compared to the same quarter of 2000 due to decreased net sales from networking and embedded processor products, partially offset by an increase in net sales of platform products.

Foundry Services segment service fees of $25 million in the third quarter of 2001 decreased by 46 percent compared to the same quarter of 2000. The decrease was primarily due to a significant reduction of product purchases and service fees from Vantis.

Net Sales Comparison of Nine Months Ended September 30, 2001 and October 1, 2000

Net sales of $2,940 million for the first nine months of 2001 decreased by 15 percent compared to net sales of $3,469 million for the first nine months of 2000.

PC Processors net sales of $1,717 million decreased three percent in the first nine months of 2001 compared to the same period of 2000 primarily due to lower average selling prices of our seventh-generation microprocessors and lower unit sales of AMD-K6 microprocessors, partially offset by higher unit shipments of our seventh-generation microprocessors.

Memory products net sales of $937 million decreased by 16 percent in the first nine months of 2001 compared to the same period of 2000 due to a decline in unit shipments resulting from the sustained weakness in the communications and networking equipment industries and excess inventories held by major customers.

Other IC products net sales of $190 million in the first nine months of 2001 decreased by 47 percent compared to the same period of 2000 due to decreased net sales from networking, platform and embedded processor products as the communications and networking equipment industries continued to decline.

Foundry Services segment service fees of $96 million in the first nine months of 2001 increased compared to the same period of 2000. The increase was primarily due to the addition of service fees from Legerity after the second quarter of 2000, partially offset by a reduction of product purchases and service fees from Vantis.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income (expense), net for the periods presented below:

                                                                  Quarter Ended                  Nine Months Ended
                                                    -------------------------------------   --------------------------
                                                    September 30,   July 1,    October 1,   September 30,   October 1,
                                                       2001          2001         2000          2001           2000
                                                    -------------  --------    ----------   -------------   ----------
(Millions except for gross margin percentage)
Cost of sales                                       $   594        $  636      $    639      $ 1,945        $ 1,857
Gross margin percentage                                  22%           35%           47%          34%            46%
Research and development                            $   161        $  171      $    163      $   490        $   480
Marketing, general and administrative                   151           156           142          456            438
Restructuring and other special charges                  89             -             -           89              -
Gain on sale of Legerity                                  -             -           337            -            337
Interest and other income (expense), net                (11)           12            20           20             61
Interest expense                                         10            20            17           52             40

We operate in an industry characterized by high fixed costs due to capital-intensive manufacturing processes, particularly the state-of-the-art production facilities required for PC processors and Flash memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in product sales. Our ability to maintain gross margin percentages depends on continuing a successful production ramp in Dresden Fab 30, maintaining average selling prices of our core products, particularly in light of pricing pressures from Intel, continuing growth in unit shipments of our PC processors, the availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of the newest versions of the AMD Athlon and AMD Duron processors.

The gross margin percentage of 22 percent in the third quarter of 2001 decreased from 35 percent in the second quarter of 2001 and from 47 percent in the third quarter of 2000. The decrease in gross margin percentage in the third quarter of 2001 compared to the second quarter of 2001 was primarily attributable to a decline in the average selling prices and unit shipments for our core products resulting largely from very aggressive market pricing pressures from Intel. The decrease in gross margin percentage in the third quarter of 2001 compared to the same quarter in 2000 was primarily due to higher fixed manufacturing costs and decline in average selling prices. Fixed costs will continue to increase as we ramp Dresden Fab 30 production through the end of 2001. We expect the initial phases of Fab 30 to be at full capacity by the end of 2001.

Research and development expenses of $161 million in the third quarter of 2001 decreased six percent compared to the immediate prior quarter and one percent compared to the same quarter in 2000. The decrease was primarily due to reduced research and development activities for PC microprocessors.

Research and development and cost of sales included the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. Credits of approximately $11 million per quarter, denominated in deutsche marks, will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007.

Marketing, general and administrative expenses of $151 million in the third quarter of 2001 decreased three percent compared to the second quarter of 2001 as a result of a decrease in sales expenses, partially offset by an increase in marketing expenses for our core products. Marketing, general and administrative expenses in the third quarter of 2001 increased six percent compared to the same quarter in 2000. The increase was primarily due to increased advertising and marketing expenses for our core products.

On September 25, 2001, due to the continued slowdown in the semiconductor industry and a resulting decline in revenues, we announced a restructuring plan to accelerate key components of our strategy to reduce costs and enhance the financial performance of our core businesses. In connection with the plan, we will close Fabs 14 and 15 in Austin, Texas. These facilities support certain of our older products and our Foundry Service operations, which will be discontinued as part of the plan. We will also restructure other manufacturing facilities and reduce activities primarily in Penang, Malaysia, along with associated administrative support.

These changes will result in the reduction of approximately 2,300 direct manufacturing and related administrative support positions, or approximately 15 percent of our worldwide workforce, by the end of the second quarter of 2002. Approximately 1,000 of these positions are associated with closing Fabs 14 and 15 in Austin, Texas. The balance of the reductions will result from reducing and restructuring activities primarily in Penang, Malaysia.

Prior to the date of the financial statements, our management approved and committed us to the plan and determined the benefits that would be offered to the employees being terminated. The benefits package was communicated to employees in sufficient detail to enable each affected employee to determine the type and amount of benefit he or she is entitled to receive.

We recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $16.2 million of anticipated exit costs to close the facilities in Austin and Penang and $39.0 million of asset impairment charges. The asset impairment charges relate primarily to buildings and production equipment and have been incurred as a result of our decision to implement the plan.

We recorded an additional charge of $6.9 million during the third quarter of 2001 for the impairment of inventories associated with Foundry Services and other discontinued product lines resulting from the restructuring plan. This amount was recorded in cost of sales in our statement of operations.

A summary of the restructuring costs and other special charges is provided as follows:

                                                                                 Restructuring
                                        Total          Noncash          Cash           Liabilities
(Thousands)                             Charges        Charges        Payments     September 30, 2001
                                        -------------------------------------------------------------
Severance and employee benefits         $  34,105      $       -       $    -            $ 34,105
Facility and equipment impairment          39,000        (39,000)           -                   -
Facility and equipment decommission
 costs                                     15,500              -            -              15,500
Other facility exit costs                     700              -            -                 700
                                        -------------------------------------------------------------
                                        $  89,305      $ (39,000)      $    -            $ 50,305
                                        =============================================================

We expect to substantially complete execution of our restructuring plan by the end of the second quarter of 2002. None of the anticipated severance, fringe benefit or exit costs have been paid or used as of September 30, 2001. Upon execution of the plan, we expect to realize an overall cost reduction of up to $125 million on an annualized basis.

Interest and other income (expense) decreased $23 million compared to the second quarter of 2001 primarily due to a $22 million charge for "other than temporary" declines in our equity investments. Interest and other income (expense) decreased $31 million compared to the same quarter of 2000 primarily due to a $22 million charge for "other than temporary" declines in our equity investments and an $8 million decrease in interest income due to a decrease in short-term investments.

Interest expense of $10 million in the third quarter of 2001 decreased 51 percent compared to the second quarter of 2001 primarily due to the redemption of our 6% convertible subordinated notes in May 2001. Interest expense decreased 41 percent compared to the same quarter of 2000 primarily due to the redemption of our 6% convertible subordinated notes and the redemption of the remaining $43 million of our outstanding 11% Senior Secured Notes due 2003 in the second quarter of 2001, partially offset by an increase of interest expense as a result of increased borrowings by AMD Saxony under the Dresden Loan Agreements, as described below.

Income Tax

We recorded an income tax benefit of $65 million in the third quarter of 2001 and an income tax provision of $175 million in the third quarter of 2000. The effective tax rates for the quarter and nine months ended September 30, 2001 were 26 percent and 12 percent, respectively, reflecting the provision of U.S. taxes on certain previously undistributed earnings of low-taxed foreign subsidiaries. The effective tax rates for the quarter and nine months ended October 1, 2000 were 29 percent and 22 percent, respectively, reflecting the realization of deferred tax assets for which no benefit was previously taken. The tax benefit on the restructuring charges in the quarter ended September 30, 2001 was $21 million or 24 percent reflecting the allocation of the charge between U.S. and foreign low-taxed jurisdictions.

Other Items

International sales as a percent of net sales were 68 percent in the third quarter of 2001 compared to 61 percent in the second quarter of 2001 and 57 percent in the third quarter of 2000. International sales as a percent of net sales were 64 percent in the first nine months of 2001 compared to 57 percent in the first nine months of 2000. During the third quarter of 2001, approximately one percent of our net sales were denominated in foreign currencies compared to six percent in the same period in 2000. We do not have sales denominated in local currencies in countries that have highly inflationary economies. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been significant.

Comparison of Segment Income

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

                                Quarter Ended             Nine Months Ended
                     --------------------------------  -------------------------
                     September 30, July 1, October 1,  September 30,  October 1,
(Millions)               2001       2001      2000         2001         2000
                     ------------- ------- ----------  ------------- -----------
Core Products          $ (124)      $ 28     $ 256         $ 70        $ 642
Foundry Services           (9)        (6)        8          (15)          17
Voice Communications        -          -        (1)           -           35
                     ------------- ------- ----------  ------------- -----------
   Total               $ (133)      $ 22     $ 263         $ 55        $ 694
                     ------------- ------- ----------  ------------- -----------

Core Products' operating results for the third quarter of 2001 decreased $152 million compared to the second quarter of 2001 and $380 million compared to the third quarter of 2000. These decreases were primarily due to a decline in the average selling prices and unit shipments of our core products, due to the sustained downturn in the semiconductor, communications and networking equipment industries. Core

Products' operating results for the first nine months of 2001 decreased 89 percent compared to the first nine months of 2000 due to the sustained downturn in the semiconductor, communications and networking equipment industries, resulting in a decrease in net sales of our Core Products. As a result of the sale of Legerity, effective July 31, 2000, we no longer operate in our former Voice Communications segment, resulting in no operating income in this segment in the third quarter of 2001 compared to an operating loss of $1 million in this segment in the third quarter of 2000.

--------------------------------------------------------------------------------
FINANCIAL CONDITION

Net cash provided by operating activities was $56 million in the first nine months of 2001 primarily due to an increase of $472 million from depreciation and amortization and a nonrecurring $89 million from restructuring and other special charges, offset by year to date losses of $45 million, a reduction to operating cash flows from net changes in deferred income taxes and foreign grant and subsidy income of $53 million and a net decrease of $414 million from changes in operating assets and liabilities.

Net cash provided by operating activities was $955 million in the first nine months of 2000 primarily due to net income of $805 million, a nonrecurring $337 million non-cash adjustment from the gain on the sale of Legerity in 2000, an increase of $429 million from depreciation and amortization, an increase of $71 million from income tax benefits from employee stock option exercises, and a decrease of $28 million from foreign grant and subsidy income.

Net cash used in investing activities was $466 million during the first nine months of 2001. Major uses of cash during the period included $542 million for the purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities and $122 million for additional equity investments in FASL, offset by $196 million of net proceeds from the maturities of available-for-sale securities.

Net cash used in investing activities was $540 million during the first nine months of 2000 primarily due to $577 million from the purchase of property, plant and equipment and $350 million for net purchases of available-for-sale securities, offset by the nonrecurring $375 million we received from the sale of Legerity.

Net cash provided by financing activities was $222 million during the first nine months of 2001 primarily due to $342 million in proceeds from Dresden Fab 30 borrowing activities and $38 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan, offset by $90 million in payments on debt and capital lease obligations and $69 million from our repurchase of our common stock.

Net cash used in financing activities was $132 million during the first nine months of 2000 primarily due to $394 million in payments on debt and capital lease obligations, offset by $146 million in proceeds from borrowing activities and $116 million in proceeds from issuance of stock.

Under our loan and security agreement, effective as of July 13, 1999, which provides for a four-year secured revolving line of credit of up to $200 million, we can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to certain levels or the amount of borrowings under our loan and security agreement rises to certain levels. Our obligation under our loan and security agreement is secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of September

30, 2001, no funds were drawn under our loan and security agreement. In addition, we had available unsecured, uncommitted bank lines of credit in the amount of $24 million, none of which were outstanding.

We plan to make capital investments of approximately $800 million during 2001, of which approximately $542 million has been incurred as of September 30, 2001. These investments include those relating to the continued facilitization of Dresden Fab 30 and our fabrication facility in Austin, Texas, known as Fab 25.

On January 29, 2001, we announced that our board of directors had authorized a program to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. Any such repurchases have been and will be made in the open market or in privately negotiated transactions from time to time in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate us to acquire any particular amount of our common stock, and the program may be suspended at any time at our discretion. As of September 30, 2001, we had acquired 5,310,580 shares of our common stock at an aggregate cost of $69 million.

On May 21, 2001, we redeemed all $517.5 million of our outstanding 6% Convertible Subordinated Notes due 2005, which resulted in the conversion of $517.3 million of such Notes into approximately 28 million shares of our common stock. The remaining $0.2 million of Notes were paid in cash to investors.

On August 1, 2001, we redeemed all $43 million of our outstanding 11% Senior Secured Notes due 2003.

AMD Saxony, an indirect wholly owned German subsidiary of AMD, has constructed and has installed equipment in Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are supporting the project. We currently estimate that the construction and facilitization costs of Dresden Fab 30 will be $2.6 billion when fully equipped by the end of 2003. We have invested $1.7 billion as of September 30, 2001. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

 .   equity, subordinated loans and loan guarantees from AMD;
 .   loans from a consortium of banks; and
 .   grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of September 30, 2001, we have invested $278 million in AMD Saxony in the form of subordinated loans and equity investments. In addition to support from AMD, the consortium of banks referred to above agreed to provide up to $708 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. As of September 30, 2001, $662 million of the available loans were outstanding.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project in the form of:

 . guarantees of the lesser of 65 percent of AMD Saxony bank debt or $708 million;
 . capital investment grants and allowances totaling $287 million; and . interest subsidies totaling $144 million.

Of these amounts, AMD Saxony had received $284 million in capital investment grants and allowances and $54 million in interest subsidies as of September 30, 2001. The grants and subsidies are subject to conditions, including meeting specified levels of employment in December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received as well as the repayment of all or a portion of amounts received to date. As of September 30, 2001, we were in compliance with all of the conditions of the grants and subsidies.

As most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth above are subject to change based on applicable conversion rates. We used the exchange rate at the end of the third quarter of 2001, which was approximately 2.12 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks.

In February 2001, we amended the Dresden Loan Agreements to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers for us, and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we were released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001.

The Dresden Loan Agreements, as amended, also require that we:

 . provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;
 . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and . guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan
  Agreements, which guarantee must not be less than $103 million or more than $283 million, until the bank loans are repaid in full.

AMD Saxony would be in default under the Dresden Loan Agreement if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, fail to comply with certain obligations thereunder or upon the occurrence of certain events including:

 .  material variances from the approved plan and specifications;
 .  the failure to fund equity contributions or shareholder loans;
 . violations of restrictions on sales of shares in AMD Saxony or AMD Holding; . the failure to pay material obligations;
 .  the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and . the occurrence of a default under our loan and security agreement.

Generally, any default with respect to borrowings made or guaranteed by AMD results in recourse to us of more than $10 million and, if not cured by us, would result in a cross-default under the Dresden Loan Agreements and our loan and security agreement. As of September 30, 2001, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligation to make loans to, or equity investments in, AMD Saxony as required under the Dresden Loan Agreements, AMD Saxony would be unable to complete the continued facilitization of Dresden Fab
30. We would also be in default under the Dresden Loan Agreements and the loan and security agreement, which default would permit acceleration of certain indebtedness. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

FASL, a joint venture formed by AMD and Fujitsu Limited (Fujitsu) in 1993, is continuing the facilitization of its second Flash memory device wafer fabrication facility, FASL JV2, in Aizu-Wakamatsu, Japan. The facility, including equipment, is expected to cost approximately $915 million when fully equipped. As of September 30, 2001, approximately $870 million of this cost had been funded. In July 2000, FASL broke ground for a third fabrication facility for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. The facility, designated as FASL JV3, is expected to cost approximately $1.5 billion when fully equipped. As of September 30, 2001, approximately $600 million and facilitization of this cost has been funded. To date, capital expenditures for construction of FASL JV2 and FASL JV3 have been funded by cash generated from FASL operations and borrowings by FASL. FASL has also expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc.
(FMI). In connection with this foundry arrangement, we agreed to guarantee up to $125 million of Fujitsu's obligations under FMI's credit facility. As of September 30, 2001, we had a $125 million loan guarantee outstanding with respect to this arrangement.

A significant portion of FASL capital expenditures in 2001 will continue to be funded by cash generated from FASL operations. In addition, both Fujitsu and AMD made capital contributions of 15 billion yen ($122 million) each to FASL during the second quarter of 2001. Further, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. As of September 30, 2001, we had $7 million in loan guarantees outstanding with respect to these loans. These planned costs are incurred in yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On September 30, 2001, the exchange rate was 119.05 yen to 1 U.S. dollar, the rate we used to translate the amounts denominated in yen into U.S. dollars.

We believe that our cash flows from operations and current cash balances, together with available external financing, will be sufficient to fund our operations and capital investments for at least the next 12 months.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business under Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.


RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Flash Memory Products

The demand for Flash memory devices continues to be weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. In addition, competition in the market for Flash memory devices is expected to increase in 2002 and beyond as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce competitive products. A decline in sales of our Flash memory devices and/or lower average selling prices could have a material adverse effect on our business.

Microprocessor Products

AMD's Dependence on Microprocessor Sales. The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher performance microprocessors in significantly greater volumes. If we fail to achieve yield and volume goals or to offer higher performance microprocessors in significant volume on a timely basis, our business could be materially and adversely affected.

We must continue to successfully market our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors, in order to increase our microprocessor product revenues in 2001 and beyond. To sell the volume of AMD Athlon and AMD Duron microprocessors we currently plan to manufacture through 2002, we must increase sales to existing customers and develop new customers in both consumer and commercial markets. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

 . our ability to achieve a successful marketing position for the AMD Athlon XP microprocessor, which relies on market acceptance of a metric based on overall processor performance versus processor speed;
 . our ability to maintain average selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundling of microprocessors, motherboards, chipsets and combinations thereof;
 .  our ability to continue offering new higher performance microprocessors competitive with Intel's Pentium 4 processor;
 .  our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;
 .  the pace at which we are able to ramp production in Dresden Fab 30 on 0.18-
   and 0.13-micron copper interconnect process technology;
 .  our ability to expand our chipset and system design capabilities;
 .  the availability and acceptance of motherboards and chipsets designed for our microprocessors; and
 . the use and market acceptance of a non-Intel processor bus (adapted by us from Digital Equipment Corporation's EV6 bus) in the design of our seventh-generation and future generation microprocessors, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us.

If we fail to achieve continued and expanded market acceptance of our microprocessors, our business may be materially and adversely affected.

Investment in AMD Microprocessor Products. We plan to continue to make significant capital expenditures to support our microprocessor products both in the near and long term. These capital expenditures will be a substantial drain on our cash flow and may also decrease our cash balances.

Intel Dominance. Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel's competitors. In addition, the financial strength of Intel allows it to vary prices on its microprocessors and other products at will. This aggressive pricing strategy has resulted in lower average selling prices and adversely affects our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the "Intel Inside" brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

 .  pricing strategies;
 .  product mix and introduction schedules;
 .  product bundling, marketing, and merchandising strategies;
 . control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system
   (BIOS) suppliers; and
 .  user brand loyalty.

We expect Intel to maintain its dominant position in the marketplace as well as to continue to invest heavily in research and development, new manufacturing facilities and other technology companies.

Intel also dominates the PC system platform. As a result, PC OEMs are increasingly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only if Intel makes information about its products available to them in time to address market opportunities. Delay in the availability of such information makes, and will continue to make, it increasingly difficult for these third parties to retain or regain market share.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for seventh-generation and future generation microprocessors will depend on our ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors or that platforms are available that support both Intel processors and our microprocessors. A failure of the designers and producers of motherboards, chipsets, processor modules and other system components to support our microprocessor offerings could have a material adverse effect on our business.

Fluctuations in the PC Market. Our future growth is closely tied to the growth of the PC industry. Industry-wide fluctuations in the PC marketplace have in the past and may in the future materially and adversely affect our business.

Dependence on Microsoft and Logo License. Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for our x86 instruction sets, independent software providers may forego designing their software applications to take advantage of our innovations. In addition, we have entered into logo license agreements with Microsoft that allow us to label our products as "Designed for Microsoft Windows." If we fail to retain the support and certification of Microsoft, our ability to market our processors could be adversely affected.

Demand for Our Products Affected by Worldwide Economic and Political Conditions

The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action, could adversely affect demand for our microprocessors, Flash memory devices and other integrated circuits. Similarly, a continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area could decrease the overall demand for our products, which could have a material adverse effect on our business.

Financing Requirements

We will have significant capital requirements during the remainder of 2001 and in 2002. To the extent that we cannot generate the required capital internally or obtain such capital externally, our business could be materially and adversely affected.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into the Dresden Loan Agreements with a consortium of banks led by Dresdner Bank AG. The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In February 2001, these agreements were amended. If we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of indebtedness.

In July 2000, FASL broke ground for a third fabrication facility, FASL JV3, for the manufacture of Flash memory devices in Aizu-Wakamatsu, Japan. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, AMD may be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. If we are unable to fulfill our obligations to FASL, our business could be materially and adversely affected.

Manufacturing

Capacity. From time to time, we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by making significant capital investments in Dresden Fab 30, FASL JV3 and our test and assembly facility in Suzhou, China. If industry projections are inaccurate, or if the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities and our business could be materially and adversely affected.

There may also be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacities to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on our business. At this time, the risk is that we will have underutilized capacity in Fab 25, in our manufacturing facilities that support our Foundry Services segment and in the manufacturing facilities used to make our Flash memory devices.

Conversion of Fab 25 to Flash Memory Device Production. We have begun to convert Fab 25 from production of microprocessors to production of our Flash memory devices. During the period of conversion, this asset may not be fully productive. Further, we cannot be certain that we will be able to implement the process technology for this conversion in a timely manner. A substantial delay in the successful conversion of Fab 25 could have a material adverse effect on our business.

Facilitization of Dresden Fab 30. Facilitization of Dresden Fab 30 is expected to be completed by the end of 2003. During this process, Dresden Fab 30 will not be fully productive. A substantial delay in the facilitization of Dresden Fab 30 could have a material adverse effect on our business.

Process Technology. We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products.

Manufacturing Interruptions and Yields. Any substantial interruption of our manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could materially and adversely affect our business operations. Further, manufacturing yields may be adversely affected by, among other things, errors and interruptions in the fabrication process, defects in raw materials, implementation of new manufacturing processes, equipment performance and process controls.

Product Incompatibility. It is possible that our products may not be compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially and adversely affected. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on our business.

Product Defects. It is possible that one or more of our products may be found to be defective after the product has been shipped to customers in volume. The cost of a recall, software fix, product replacements and/or product returns may be substantial and could have a material and adverse effect on our business. In addition, modifications needed to fix the defect may impede performance of the product.

Essential Manufacturing Materials. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we were unable to procure certain of these materials, we might have to reduce our manufacturing operations, which reduction could have a material adverse effect on our business.

International Manufacturing and Foundries. Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China; and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers. The political and economic risks associated with foreign manufacturing and the construction of foreign facilities include political instability, expropriation, currency controls and fluctuations, changes in freight and interest rates, disruption in air transportation between the United States and our overseas facilities and loss or modification of exemptions for taxes and tariffs.

Key Personnel

Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. If we are not able to continue to attract, retain and motivate qualified personnel necessary for our business, the progress of our product development programs could be hindered and our business could be otherwise adversely affected.

Fluctuations in Operating Results

Our operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including decreases in unit average selling prices of our products, general worldwide economic conditions, the gain or loss of significant customers, market acceptance of our products and new product introductions by us or our competitors. In addition, changes in the mix of products produced and sold in the mix of sales by distribution channels, in the availability and cost of products from our suppliers, or in production capacity and manufacturing yields can contribute to periodic fluctuations in operating results.

Our operating results also tend to vary seasonally. Our revenues are generally lower in the first, second and third quarters of each year than in the fourth quarter. This seasonal pattern is largely a result of decreased demand in Europe during the summer months and higher demand in the retail sector of the PC market during the winter holiday season.

Other Risk Factors

Technological Change and Industry Standards. The market for our products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Our success depends substantially on our ability, on a cost-effective and timely basis, to continue to enhance our existing products, to develop and introduce new products that take advantage of technological advances and meet the demands of our customers.

Competition. The integrated circuit industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market and successive generations of products are developed and introduced for sale.

Order Revision and Cancellation Policies. Sales of our products are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time, which may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without any advance purchase commitments from customers. Our inability to sell finished products could have a material adverse effect on our business.

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

Intellectual Property Rights. We may not be able to adequately protect our technology or other intellectual property, in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Further, patent applications that we file may not be issued. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights.

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

California Energy Crisis. During 2001, California's two largest power companies have experienced a power shortage that has resulted in periodic "rolling" blackouts to maintain the stability of the state power grid. Certain of our California facilities, including our headquarters, product design, sales and process technology development facilities, are susceptible to power interruptions as long as the energy crisis continues. Frequent power interruptions could have a material adverse impact on our business.

Environmental Regulations. If we fail to comply with governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process, we may be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations. Such regulations could require us to procure expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

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

In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts' expectations could have an immediate effect on the trading price of our common stock. Technology company stocks in general have experienced extreme price and volume fluctuations that are often unrelated to the operating performance of the companies. Market volatility may adversely affect the market price of our common stock and consequently limit our ability to raise capital or to make acquisitions.

Earthquake Danger. Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake.

Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. The transition period will last through January 1, 2002. We do not expect the introduction and use of the euro to materially affect our foreign exchange activities or our use of derivatives and other financial instruments or to result in any material increase in costs to us. We will continue to assess the impact of the introduction of the euro currency over the transition period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 2001, we cancelled the interest rate swap agreement with a counterparty under which the difference between fixed- and floating-rate interest amounts calculated on an agreed-upon notional principal amount ($400 million) was exchanged at specified intervals. The cancellation resulted in a gain to us of $475,000.

For additional Quantitative and Qualitative Disclosures about Market Risk, including other foreign exchange risks associated with Dresden Fab 30, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
              10.55 Amended and Restated Employment Agreement, dated as of September 19, 2001, between AMD and Hector de J. Ruiz.

(b) Reports on Form 8-K

1. A Current Report on Form 8-K dated July 5, 2001, reporting under Item 5 - Other Events, was filed announcing expected sales in the second quarter.

2. A Current Report on Form 8-K dated July 12, 2001, reporting under Item 5 - Other Events, was filed announcing our second quarter results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANCED MICRO DEVICES, INC.


   Date: November 13, 2001        By: /s/ Robert J. Rivet
                                      ------------------------------------------
                                  Robert J. Rivet
                                  Senior Vice President, Chief Financial Officer

                                  Signing on behalf of the registrant and as the principal accounting officer