Form 10-K
period 2001-12-30
ADVANCED MICRO DEVICES INC
filed 2002-03-07
CIK 2488

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934.

    For the fiscal year ended December 30, 2001

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
                                                    (I.R.S. Employer
             (State or other jurisdiction          Identification No.)
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

                               -----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   Aggregate market value of the voting stock held by non-affiliates as of February 25, 2002.
                                $4,630,673,874

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  341,243,469 shares as of February 25, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 30, 2001, are incorporated into Parts II and IV hereof.
(2) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002, are incorporated into Part III hereof.


================================================================================

   AMD, Advanced Micro Devices, AMD-K6, AMD Athlon, AMD Duron, Am486, QuantiSpeed, 3DNow! and Elan are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

                                    PART I

ITEM 1.  BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

   The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon(TM) and AMD Duron(TM) microprocessors with the performance and in the volume required by customers on a timely basis; our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability to increase customer and market acceptance of our seventh- and eighth-generation microprocessors; our ability, and the ability of third parties, to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transition in our submicron integrated circuit manufacturing and design facility located in Dresden, Germany (Dresden Fab 30); and the financing, construction and utilization of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the "Financial Condition" and "Risk Factors" sections set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2001 Annual Report to Stockholders and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

General

   Advanced Micro Devices, Inc. was incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94086, and our telephone number is (408) 732-2400. Unless otherwise indicated, references in this report to "AMD," "we" and "us" include our subsidiaries.

   We are a semiconductor manufacturer with manufacturing facilities in the United States, Europe and Asia and sales offices throughout the world. Our products include a wide variety of industry-standard digital integrated circuits (ICs) that are used in many diverse product applications such as personal computers (PCs), workstations, servers, telecommunications equipment, data and network communications equipment and consumer electronics.

   For financial information about geographic areas and for segment information with respect to sales, operating results and identifiable assets, refer to the information set forth in Note 9 of the Consolidated Financial Statements contained in our 2001 Annual Report to Stockholders.

   For a discussion of the risk factors related to our business operations, please see the "Cautionary Statement Regarding Forward-Looking Statements," "Risk Factors" and "Financial Condition" sections set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2001 Annual Report to Stockholders.

  The IC Industry

   The IC market has grown dramatically over the past decade, driven primarily by the demand for electronic business and consumer products. Today, virtually all electronic products use ICs, including PCs and related peripherals, voice and data communications and networking products, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

   The market for ICs can be divided into separate markets for digital and analog devices. We participate in the market for digital ICs. The three types of digital ICs used in most electronic systems are:

  . microprocessors, which are used for control and computing tasks, and complementary chipset devices;

  . memory circuits, which are used to store data and programming instructions; and

  . logic circuits, which are employed to manage the interchange and manipulation of digital signals.

A discussion of the principal areas of the digital IC market in which we participate follows.

  The Microprocessor Market

   The microprocessor market consists of two broad categories, which are based on the function of the products. A microprocessor that performs computing tasks is known as the Central Processing Unit (CPU) of a computer system. Microprocessors used for control applications are often referred to as embedded processors. AMD participates primarily in the CPU category, which is the largest category within the microprocessor market.

   A CPU processor is an IC, generally consisting of millions of transistors, that serves as the brain of a computer system such as a PC. The CPU processor is typically the component most critical to the performance and efficiency of a PC. The CPU processor controls data flowing through the electronic system and manipulates data as specified by the hardware and software that controls the system. In 1981, International Business Machines Corporation (IBM) introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation and utilizing the Microsoft Corporation MS-DOS(R) operating system. As circuit design and large scale integration process technology have evolved, performance and functionality of each new generation of x86 microprocessors have increased. The x86 microprocessor market has been dominated by Intel since IBM's introduction of the PC.

   The x86 microprocessor market is characterized by intense competition, short product life cycles and rapid advances in product design and process technology. Today, the greatest demand for microprocessors is from PC manufacturers. With few exceptions, PC manufacturers require x86 microprocessors that are compatible with the Microsoft Windows(R) operating system. Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have broadened the market for PCs and, as a result, increased the demand for microprocessors.

   The market for PC original equipment manufacturers (OEMs) is highly competitive. Most PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely on Intel or on third-party manufacturers for the major subsystems of their PCs, such as the motherboard and chipsets. These suppliers are also increasingly outsourcing the design and manufacture of complete systems. The third-party manufacturers of these subsystems, based primarily in Asia, are focused on providing PCs, motherboards and complementary chipset devices that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party manufacturers are also supplying fully configured PC systems through alternative distribution channels.

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

  The Memory Market

   Memory ICs store data and instructions and are characterized as either volatile or non-volatile. Volatile devices lose their stored information after electrical power is shut off while non-volatile devices retain their stored information. The three most significant categories of semiconductor memory devices are (1) Dynamic Random Access Memory (DRAM) and (2) Static Random Access Memory (SRAM), both of which are volatile memories, and (3) non-volatile memory, which includes Flash memory, Read-Only Memory (ROM), Erasable Programmable Read-Only Memory (EPROM), and Electrically Erasable Programmable Read-Only Memory (EEPROM) devices.

   DRAM provides large capacity main memory, and SRAM provides specialized high-speed memory. We do not produce any DRAM products, which make up the largest part of the memory market, or SRAM products.

   AMD produces Flash memory devices and EPROM devices. Flash and other non-volatile memory devices are used in applications in which data must be retained after power is turned off. Several factors have contributed to an increasing demand for memory devices in recent years, including the:

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

   Flash memory devices are being utilized for an expanding range of uses. Flash memory devices have a size and cost advantage over EEPROM devices, which utilize a larger, more expensive memory cell. Flash memory devices also provide greater flexibility and ease of use when compared to other non-volatile memory devices, such as ROM and EPROM, because Flash memory devices can be electrically rewritten to update parameters or system software; ROM cannot be rewritten and EPROM requires information to be erased using ultraviolet light before it can be rewritten. Flash memory devices are used to store control programs and system-critical data in communication devices such as cellular telephones and routers, which are devices used to transfer data between local area networks. Flash memory devices are also used in PC cards, which are inserted into notebook and subnotebook computers or personal digital assistants to provide added data storage.

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

   Many manufacturers of electronic systems are striving to develop new and increasingly complex products to address rapidly evolving market opportunities. Achievement of this goal often precludes the use of standard logic ICs and ASICs. Standard logic ICs generally perform simple functions and cannot be customized, limiting a manufacturer's ability to adequately tailor an end-product system. Although ASICs can be manufactured to perform customized functions, they generally involve relatively high initial design, engineering and manufacturing costs and significant design risks, and may increase an end-product's time to market. As a result, ASICs are generally limited to high-volume products and products for which time to market may be less critical.

   A growing category of the full custom IC market is Application Specific Standard Products (ASSPs). In this category, a full custom design, such as an Ethernet controller, is used to implement a particular function and is sold to multiple customers. Because the market requirements for these products have become increasingly standard, they can achieve the functional advantages of full custom design with the time to market advantages of a standard product. Almost all of our networking products are a part of the ASSP category.

   Unlike ASICs and standard logic ICs, PLDs are standard products purchased by system manufacturers in an unprogrammed or blank state. Each system manufacturer may then program the PLDs to perform a variety of specific logic functions. Certain PLDs are reprogrammable. Compared to standard logic ICs and ASICs, PLDs allow system designers to design and implement custom logic more quickly.

   On June 15, 1999, we sold Vantis Corporation, our PLD subsidiary, to Lattice Semiconductor Corporation. We now function as a foundry to Vantis and plan to continue to provide services to it through October 2002.

Product Segments

   In 2001, we participated in all three technology areas within the digital IC market--microprocessors, memory circuits and logic circuits--through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processors, memory products and other IC products. In 2001, PC processors included our seventh-generation microprocessors, the AMD Athlon(TM) and AMD Duron(TM) microprocessors, and our sixth-generation microprocessors. Memory products included Flash memory devices and EPROM devices. Other IC products included embedded processors, platform products, which primarily consist of chipsets, and networking products. Our Foundry Services segment consisted of service fees from Legerity, Inc., our former voice communication products subsidiary, and Vantis.

Core Products

   Our Core Products segment ($3.8 billion, or 97 percent, of our 2001 net sales) includes PC processor, memory and other IC products.

PC Processors

   In 2001, our most significant microprocessor product sales were from the AMD Athlon and AMD Duron microprocessors, our seventh-generation microprocessors. We based AMD Athlon and AMD Duron microprocessors on superscalar RISC architecture and designed them to be compatible with operating system software such as Windows XP, Windows 2000, Windows NT(R), Windows 98 (and Windows predecessor operating systems), Linux, NetWare(R) and UNIX.

   We introduced the AMD Athlon XP processor for high-performance desktop computers in October 2001. The AMD Athlon XP processor features QuantiSpeed(TM) architecture and 3DNow!(TM) Professional technology. We also announced plans to drive an initiative to develop a reliable processor performance metric. Historically, x86 microprocessors have improved both instructions (work) per clock and frequency compared to older generations. However, this is not true with some processors today. Therefore, megahertz cannot be solely relied upon as a measure of system performance. We therefore identify the AMD Athlon XP processor using model numbers, as opposed to clock speed in megahertz.

   Maintaining PC processor sales levels in 2002 depends on a continuing successful technology transition in our manufacturing facility located in Dresden, Germany (Dresden Fab 30), our ability to maintain average selling prices for our seventh-generation microprocessors, continuing growth in unit shipments of our PC processors, and increasing market acceptance of the newest versions of the AMD Athlon and AMD Duron microprocessors.

   We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term. Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors, depends upon the continuing success of our seventh-generation and future generations of microprocessors, beginning with the eighth-generation family of microprocessors code-named "Hammer," that we currently plan to introduce at the end of 2002. The Hammer microprocessors will be our first PC processors capable of 64-bit operation and are being designed to deliver leading-edge performance on both the 64-bit software used by high-end workstations and servers and the 32-bit software used by the majority of desktop users.

   The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher performance microprocessors in significantly greater volumes. We also must achieve yield and volume goals while producing these higher performance microprocessors in order to offer these products at competitive prices.

   Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel's competitors. In addition, the financial strength of Intel allows it to market its products aggressively, target our customers and our channel partners with special incentives and discipline customers who do business with us. These aggressive activities can result in lower average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the "Intel Inside" brand and other marketing programs. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

  .  pricing and allocation strategies;

  .  product mix and introduction schedules;

  .  product bundling, marketing and merchandising strategies;

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

   Intel also dominates the PC system platform. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors, and Intel has significant leverage over their business opportunities.

   To compete with Intel in the microprocessor market in the future, we intend to continue to form close relationships with third-party designers and manufacturers of chipsets, motherboards, graphics chips, BIOS software and other components. Similarly, we intend to expand our chipset and system design capabilities and to offer OEMs licensed system designs incorporating our processors and companion products. We cannot be certain, however, that our efforts will be successful.

   We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel's sixth and subsequent generation processors. Thus, the AMD Athlon and AMD Duron microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. The same will be true of our Hammer family microprocessors. Accordingly, our ability to compete with Intel in the market for seventh-generation and eighth-generation microprocessors will depend on our ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors or that platforms are available that support both Intel processors and our microprocessors.

Memory Products

   Flash Memory Devices. Our Flash memory devices are used in cellular telephones, networking equipment and other applications that require memory to be non-volatile and electrically rewritten. The ability of Flash memory devices to be electrically rewritten provides greater flexibility and ease of use when compared to EPROMs and other similar integrated circuits that do not share this feature.

   Communications companies use Flash memory devices in cellular telephones and related equipment to enable users to add and modify frequently called numbers and to allow manufacturers to preprogram firmware and other information. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information. Use of Flash memory devices is proliferating into a variety of other applications, such as set-top boxes, automotive control systems, personal digital assistants, digital cameras and other consumer electronic items. However, we expect competition in the market for Flash memory devices to increase in 2002 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases.

   In 2001, most of our Flash memory devices were produced in Japan through Fujitsu AMD Semiconductor Limited (FASL), our joint venture with Fujitsu Limited, with additional devices produced under FASL's foundry arrangements.

   EPROM Devices. EPROMs represent an older generation of erasable, programmable read-only memory technology, which is used primarily in the electronic equipment industry. These devices are used in cellular telephones, wireless base stations, telecommunication switching equipment, automotive applications, PC hard disk drives, printer controllers, industrial machine controls and numerous other types of electronic equipment to store firmware, which controls the equipment's operation. EPROMs are generally preferred over more expensive Flash memory devices in applications where end users do not need to reprogram the information stored on the IC. We believe the market for EPROMs, which is significantly smaller than the market for Flash memory devices, will continue to decline as EPROMs are replaced in various applications by Flash memory devices.

Other ICs

   Embedded Processors. Our embedded processors are x86 software compatible general purpose processors designed specifically for embedded applications. Our 16-bit family of E86 embedded processors are built around the C186/C188 processor with additional integrated features such as additional memory, serial ports, high-level data link control channels or universal serial bus ports. Our 32-bit E86 family of embedded processors includes the AMD-K6(R)-2E+, AMD-K6-IIIE+ and Am486(R) discrete processors as well as the Elan(TM)SC400 and ElanSC520 fully integrated processors. Our Elan processors integrate the PC AT peripheral set on chip to serve small form factor applications.

   Platform Products. Our platform products include chipsets and motherboard reference design kits designed to support AMD seventh-generation microprocessors for use in PCs. Since the AMD Athlon, AMD Duron and Hammer family microprocessors are not designed to function with chipsets and motherboards designed to work with Intel microprocessors, we must develop compatible platform products. We license the design interface specifications for these products to third-party manufacturers to facilitate the sale of our microprocessors. It is possible that from time to time a third-party manufacturer will be unable to make chipset products available to the market at the same time our microprocessor products are introduced. Since the lack of availability of these third-party chipsets could impact our ability to sell our microprocessors, we manufacture a quantity of chipsets within our own fabrication facilities or our authorized foundries on a limited basis. We are then able to have a supply of products available for sale, should the need exist, until they are available from the third-party manufacturers.

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

Foundry Services

   Our Foundry Services segment ($98 million, or 3 percent of our 2001 net sales) includes fees for services provided to Vantis and Legerity. We will no longer function as a foundry to Legerity after June 2002, in connection with the closure of Fabs 14 and 15 as detailed below under "Manufacturing Facilities." We plan to continue to provide foundry services to Vantis through October 2002.

Acquisition of Alchemy Semiconductor

   On February 19, 2002, we acquired Alchemy Semiconductor, Inc., a privately held company that designs, develops and markets low power, high performance microprocessors for personal connectivity devices such as personal digital assistants, web tablets, and portable and wired Internet access devices and gateways. Employees of Alchemy will be part of our new Personal Connectivity Solutions group, which will be dedicated to delivering connectivity solutions for the non-PC devices listed above.

Research and Development; Manufacturing Technology

   Our expenses for research and development were $651 million in 2001, $642 million in 2000 and $636 million in 1999. These expenses represented 17 percent of net sales in 2001, 14 percent of net sales in 2000 and 22 percent of net sales in 1999.

   Our research and development expenses are charged to operating expenses as they are incurred. Most of our research and development personnel are integrated into our engineering staff.

   Manufacturing technology is the key determinant in the improvement of most semiconductor products. Each new generation of process technology has resulted in products with greater performance produced at lower cost. We continue to make significant infrastructure investments to enable us to continue to achieve high volume, high reliability and low cost production using leading edge process technology.

   Our efforts concerning process technologies are focused in two major areas: logic technology used by our microprocessors and embedded processors and non-volatile memory technology used by Flash memory products. Our goals are to improve product performance, increase manufacturing volumes and reduce unit costs.

   In order to remain competitive, we must continue to make substantial investments in the improvement of our process technologies. In particular, we have made and continue to make significant research and development investments in the technologies and equipment used to fabricate our microprocessor products and our Flash memory devices. Portions of these investments might not be fully recovered if we fail to continue to gain market acceptance or if the market for our microprocessor or Flash memory products should significantly deteriorate. In addition, if we are unable to remain competitive with respect to process technology, we will be materially and adversely affected.

Competition

   The IC industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market and successive generations of products are developed and introduced for sale. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements.

   In each area of the digital IC market in which we participate, we face competition from different companies. With respect to microprocessors, Intel holds a dominant market position. With respect to Flash memory products, our principal competitors are Intel, STMicroelectronics N.V., Sharp Electronics Corporation, Atmel Corporation and Fujitsu, our joint venture partner in FASL.

Manufacturing Facilities

   Our current IC manufacturing facilities are described in the chart set forth below:

                                              Wafer                 Approximate
                                               Size     Production  Clean Room
                                            (Diameter   Technology    (Square
Facility Location                           in Inches) (in Microns)  Footage)
-----------------                           ---------- ------------ -----------
Austin, Texas
   Fab 25..................................     8         0.18        120,000
   Fabs 14 and 15..........................     6          0.5         42,000
Aizu-Wakamatsu, Japan
   FASL JV1/(1)/...........................     8         0.35         70,000
   FASL JV2/(1)/...........................     8      0.25 & 0.35     91,000
   FASL JV3/(1)/...........................     8         0.17        118,000
Dresden, Germany
   Fab 30..................................     8         0.18        115,100

--------
/(1)/ We own 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

   In connection with a restructuring plan announced in September 2001, AMD will close Fabs 14 and 15 at the end of the second quarter of 2002.

   The FASL JV3 building and clean room were completed and released to production with volume revenue shipments beginning in the fourth quarter of 2001.

   We also have foundry arrangements for the production of our products by third parties.

   Research and development are conducted at our Submicron Development Center, a 42,000 square foot facility located in Sunnyvale, California, Fab 25 and Dresden Fab 30.

   Our current assembly and test facilities are described in the chart set forth below:

                                              Approximate
                                            Assembly & Test
    Facility Location                       Square Footage     Activity
    -----------------                       --------------- ---------------
    Penang, Malaysia.......................     377,000     Assembly & Test
    Bangkok, Thailand......................      78,000     Assembly & Test
    Singapore..............................     162,000                Test
    Suzhou, China..........................      30,250     Assembly & Test

   As set forth above, nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China; and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations. The political and economic risks associated with our manufacturing facilities and other operations in foreign countries include:

  .  expropriation;

  . changes in a specific country's or region's political or economic conditions;

  .  trade protection measures and import or export licensing requirements;

  .  difficulty in protecting our intellectual property;

  .  changes in foreign currency exchange rates and currency controls;

  .  changes in freight and interest rates;

  . disruption in air transportation between the United States and our overseas facilities; and

  .  loss or modification of exemptions for taxes and tariffs.

   Certain Material Agreements.   Descriptions of certain material contractual
relationships we have relating to FASL, Dresden Fab 30, Motorola and UMC are set forth below:

   FASL. In 1993, we formed FASL, a joint venture with Fujitsu, for the development and manufacture of non-volatile memory devices. FASL operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan (FASL JV1, FASL JV2 and FASL JV3), for the production of Flash memory devices, which are sold to us and Fujitsu. FASL is continuing the facilitization of FASL JV2 and FASL JV3.

   We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.4 billion when fully equipped. As of December 30, 2001, approximately $1.5 billion of these costs had been funded by cash generated from FASL operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($192 million). As of December 30, 2001, we had $148 million in loan guarantees outstanding with respect to FASL third-party loans. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On December 30, 2001, the exchange rate was 128.02 yen to one U.S. dollar, the rate we used to translate the amounts denominated in yen into U.S. dollars.

   In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu's obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. To date, we have not received notice from Fujitsu that FMI has defaulted on any payment due under the Credit Facility. Furthermore, subsequent to year end, we were informed that amounts borrowed by FMI under the Credit Facility do not become due until the end of March 2002. Accordingly, under the terms of the Guarantee, we are not at this time, and were not at December 30, 2001, obligated to make any payments to Fujitsu. However, subsequent to year end, Fujitsu requested that we pay the entire $125 million under the Guarantee. Although we disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee, Fujitsu has indicated its belief that we are obligated to pay the full $125 million.

   In connection with FASL, AMD and Fujitsu have entered into various joint development, cross-license and investment arrangements. Pursuant to these agreements, the companies are providing their product designs and process and manufacturing technologies to FASL. In addition, both companies are collaborating in developing manufacturing processes and designing Flash memory devices for FASL. The right of each company to use the licensed intellectual property of the other with respect to certain products is limited both in scope and geographic areas. For instance, AMD and Fujitsu have cross-licensed their respective intellectual property to produce stand-alone Flash memory devices with geometrics of 0.5 micron or smaller within the joint venture. Furthermore, our ability to sell Flash memory products incorporating Fujitsu intellectual property, whether or not produced by FASL, is also limited in Japan. Fujitsu is likewise limited in its ability to sell Flash memory devices incorporating our intellectual property, whether or not produced by FASL, in the United States.

   While the FASL joint venture has been successful to date, there can be no assurance that Fujitsu and AMD will elect to continue the joint venture in its present form or at all.

   Dresden Fab 30. AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, continues to facilitize Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are providing credit support for the project. We currently estimate construction and facilitization costs of Dresden Fab 30 will be $2.5 billion when fully equipped by the end of 2003. As of December 30, 2001, we had invested $1.8 billion.

   In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG in order to finance the project. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate as of December 30, 2001, which was approximately 2.17 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

  .  equity, subordinated loans and loan guarantees from AMD;

  .  loans from a consortium of banks; and

  . grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

   The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of December 30, 2001, we have invested $334 million in the form of subordinated loans to and equity investments in AMD Saxony. In addition to support from us, the consortium of banks referred to above has made available up to $692 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $602 million of such loans outstanding through December 30, 2001.

   Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

  . guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $692 million;

  .  capital investment grants and allowances totaling $286 million; and

  .  interest subsidies totaling $142 million.

   Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowances and $64 million in interest subsidies through December 30, 2001. The grants and subsidies are subject to conditions, including meeting specified levels of employment by December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. As of December 30, 2001, we were in compliance with all of the conditions of the grants and subsidies.

   In February 2001, we amended the Dresden Loan Agreements to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony's obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers for us, and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we were released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001. As of December 30, 2001, $59 million of the revolving loans were outstanding. The revolving loan amounts are denominated in European Union euros and are, therefore, subject to change due to foreign exchange rate fluctuation. We used the exchange rate on December 30, 2001, 1.11 euros to one U.S. dollar, to translate the amount of the revolving loans.

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

  . fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

  . guarantee up to 35 percent of AMD Saxony's obligations under the Dresden Loan Agreements, which guarantee must not be less than $100 million or more than $277 million, until the bank loans are repaid in full.

   AMD Saxony would be in default under the Dresden Loan Agreements if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, fail to comply with certain obligations thereunder or upon the occurrence of certain events including:

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

  . the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and

  . the occurrence of default under our Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by a domestic financial institution, effective on July 13, 1999.

   Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million and is not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. As of December 30, 2001, we were in compliance with all conditions of the Dresden Loan Agreements.

   In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements and the Loan Agreement, which default would permit acceleration of certain indebtedness, which could have a material adverse effect on us. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

   We entered into foreign currency hedging transactions for Dresden Fab 30 in 1999, 2000 and 2001 and anticipate entering into additional foreign currency hedging transactions in 2002 and in future years. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures in our foreign sales subsidiaries, liabilities for products purchased from FASL and for foreign currency denominated fixed asset purchase commitments. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisition. Our accounting policy for these instruments is based on our designation of such instruments as hedging transactions. We generally do not use derivative financial instruments for speculative or trading purposes.

   Motorola. In 1998, we entered into an alliance with Motorola for the development of logic and Flash memory process technology. The alliance includes a technology development and license agreement and a patent cross-license agreement. Licenses under the agreement may be subject to variable royalty rates. We are currently working with Motorola to cease our joint process development efforts in the second half of 2002.

   UMC Alliance. On January 31, 2002, we announced an alliance with United Microelectronics Corporation (UMC) under which UMC and AMD will establish a joint venture to own and operate a state-of-the-art, 300-mm wafer fabrication facility in Singapore for high-volume production of PC processors and other logic products. As part of the alliance, we and UMC will collaborate in the development of advanced process technologies for semiconductor logic products. We separately announced a foundry agreement under which UMC will produce PC processors to augment Dresden Fab 30 production capacity for devices produced on 130-nanometer and smaller-geometry technology.

Marketing and Sales

   Our products are marketed and sold under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad, primarily Europe and Asia Pacific. We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by our competitors. No single distributor or OEM customer accounted for ten percent or more of our net sales in 2001. In 2000 and 1999, one of our OEM customers accounted for approximately 11 and 13 percent of net sales. No distributor accounted for ten percent or more of net sales in 2000 or 1999.

   Distributors typically maintain an inventory of our products. Generally, we sell to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The price protection and return rights we offer to our distributors could materially and adversely affect us if there is an unexpected significant decline in the price of our products.

   Our international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates and exemptions for taxes and tariffs.

Raw Materials

   Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers and rely on a few foreign companies to supply the majority of certain types of the IC packages we purchase. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we were unable to procure certain of these materials, we might have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on our business. To date, we have not experienced significant difficulty in obtaining the raw materials required for our manufacturing operations.

Environmental Regulations

   Our business involves the use of hazardous materials. If we fail to comply with governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes, we may be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations. Such regulations could require us to procure expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business. Violations of environmental laws may result in criminal and civil liabilities.

Intellectual Property and Licensing

   We have been granted over 4,300 United States patents and have several thousand patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate.

   In May 2001, we signed a 10-year cross-licence agreement with Intel Corporation. In addition, we have entered into numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. Although we attempt to protect our intellectual property rights, in the United States and abroad, through patents, copyrights, trade secrets and other measures, we may not be able to adequately protect our technology or other intellectual property or prevent others from independently developing similar technology. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented, or rights granted thereunder may not provide a competitive advantage to us. Further, patent applications that we file may not be issued. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property rights on a worldwide basis.

   From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. We cannot assure you that all necessary licenses can be obtained on satisfactory terms, or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material and adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us or others will always be avoided or successfully concluded.

Backlog

   We manufacture and market standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time, which orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

   On January 27, 2002, we employed approximately 14,415 employees, none of whom are represented by collective bargaining arrangements. We believe that our relationship with our employees is good.

Executive Officers of the Registrant

   W. J. Sanders III--Mr. Sanders, 65, is our Chairman of the Board and Chief Executive Officer and has been since he co-founded AMD in 1969. Mr. Sanders will retire as Chief Executive Officer on April 25, 2002; if re-elected, Mr. Sanders will serve as Chairman of the Board through December 27, 2003.

   Hector de J. Ruiz--Dr. Ruiz, 56, is our President and Chief Operating Officer. Dr. Ruiz will be appointed our Chief Executive Officer on April 25, 2002. Dr. Ruiz joined AMD in January 2000. Before joining AMD, Dr. Ruiz had been President of the Semiconductor Products Sector of Motorola, Inc. since 1997. Dr. Ruiz had held various executive positions with Motorola since 1977.

   Benjamin M. Anixter--Mr. Anixter, 64, is our Vice President, External Affairs, and has been since 1987. Mr. Anixter became a corporate officer in April of 1999. He has held positions with us since 1971.

   Robert R. Herb--Mr. Herb, 40, is our Executive Vice President, Chief Sales and Marketing Officer. Mr. Herb joined AMD in 1983. In 1998, Mr. Herb became an officer of AMD and was promoted to Senior Vice President and Co-Chief Marketing Officer. From 1996 until 1998, Mr. Herb served as the Vice President of Group Strategic Marketing for the Computation Products Group. Before that, he was a director of marketing for the Personal Computer Products Division.

   Walid Maghribi--Mr. Maghribi, 49, was our Senior Vice President and President of the Memory Group until he resigned on March 1, 2002. Mr. Maghribi joined us in 1986 and was Group Vice President, Memory Group before being promoted to Senior Vice President and President of the Memory Group in 2001. Before joining AMD, Mr. Maghribi was Director of Operations of Seeq Technology, which he joined in 1982.

   Thomas M. McCoy--Mr. McCoy, 51, is our Senior Vice President, General Counsel and Secretary. Before his appointment as Senior Vice President, Mr. McCoy held the office of Vice President, General Counsel and Secretary from 1995 to 1998. Before joining AMD, Mr. McCoy was with the law firm of O'Melveny and Myers where he practiced law, first as an associate and then as a partner, from 1977 to 1995.

   Robert J. Rivet--Mr. Rivet, 47, is our Senior Vice President and Chief Financial Officer. Mr. Rivet joined us in September 2000. Before joining us, he had served as Senior Vice President and Director of Finance of the Semiconductor Products Sector of Motorola since 1997. Mr. Rivet served in a number of positions in semiconductor operations at Motorola since 1981, after joining the company in 1976 as a senior financial analyst and senior accountant.

   William T. Siegle--Dr. Siegle, 63, is our Senior Vice President, Technology Operations and Chief Scientist. Dr. Siegle was Group Vice President, Technology Development Group and Chief Scientist from 1997 until 1998. Before his appointment as Group Vice President, Dr. Siegle had served as Vice President, Integrated Technology Department and Chief Scientist since 1990.

   Stan Winvick--Mr. Winvick, 62, is our Senior Vice President, Human Resources. Before his appointment as Senior Vice President in 1991, Mr. Winvick had served as Vice President, Human Resources since 1980.

   Stephen J. Zelencik--Mr. Zelencik, 67, is our Senior Vice President, Market Development. Before his appointment as Senior Vice President, Market Development in 1999, Mr. Zelencik served as Senior Vice President and Co-Chief Marketing Officer. From 1979 until 1998, Mr. Zelencik was Senior Vice President and Chief Marketing Executive.

ITEM 2.  PROPERTIES

   Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 5.1 million square feet and are located in Sunnyvale, California; Austin, Texas; and Dresden, Germany. Over 3.1 million square feet of this space is in buildings we own.

   We have an operating lease on property containing two buildings with an aggregate of approximately 364,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). This operating lease ends in December 2018. In 2000, we renewed a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (known as AMD Square) to be used by the product groups as engineering offices and laboratory facilities.

   We also own or lease facilities containing approximately 1.2 million square feet for our operations in Malaysia, Thailand, Singapore and China. We lease approximately 15 acres of land in Suzhou, China for our assembly and test facility. We acquired approximately 115 acres of land in Dresden, Germany for Dresden Fab 30. This property is encumbered by a lien securing borrowings of AMD Saxony.

   We lease 24 sales offices in North America, 11 sales offices in Asia Pacific, 11 sales offices in Europe and one sales office in South America for our direct sales force. These offices are located in cities in major electronics markets where concentrations of our customers are located.

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

   In 1991, we received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board, San Francisco Bay Region, relating to the three sites. One of the orders named us as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. In January 1999, we entered into a settlement agreement with Philips whereby Philips assumed costs allocated to us under this order, although we are responsible for these costs in the event that Philips does not fulfill its obligations under the settlement agreement. Another of the orders named us as well as National Semiconductor Corporation. In December 2001, we entered into a settlement agreement with National pursuant to which National will take the lead for a period of time on certain groundwater remediation required under that order, but we remain a responsible party for all purposes under the order and retain specific responsibilities.

   The three sites in Santa Clara County are on the National Priorities List (Superfund). If we fail to satisfy federal compliance requirements, or inadequately perform the compliance measures, the government (1) can bring an action to enforce compliance or (2) can undertake the desired response actions itself and later bring an action to recover its costs, and penalties, which is up to three times the costs of clean-up activities, if appropriate. The statute of limitations has been tolled on the claims of landowners adjacent to the Santa Clara County Superfund sites for causes of action such as negligence, nuisance and trespass.

   We have computed and recorded the estimated environmental liability in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The amount of environmental charges to earnings has not been material during any of the last three fiscal years. We believe that the potential liability, if any, in excess of amounts already accrued with respect to the foregoing environmental matters will not have a material adverse effect on us.

   We received a notice dated October 14, 1998 from the Environmental Protection Agency (EPA) indicating that the EPA has determined us to be a potentially responsible party that arranged for disposal of hazardous substances at a site located in Santa Barbara County, California. We are currently in settlement discussions with the EPA and believe that any settlement will not have a material adverse effect on our financial condition or results of operations.

   2. Other Matters. We are a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock (symbol "AMD") is listed on the New York Stock Exchange. The information regarding market price range, dividend information and number of holders of our common stock appearing under the captions, "Supplementary Financial Data" and "Financial Summary" on pages 47 and 48 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

   During 2001, we did not make any sales of our equity securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

   The information regarding selected financial data for the fiscal years 1997 through 2001, under the caption, "Financial Summary" on page 48 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 24 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The information appearing under the caption, "Quantitative and Qualitative Disclosure about Market Risk" on pages 18 through 19 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements as of December 30, 2001 and December 31, 2000 and for each of the three years in the period ended December 30, 2001, and the report of independent auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 30, 2001, appearing on pages 25 through 46 of our 2001 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information under the captions, "Item 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 25, 2002 (2002 Proxy Statement) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information under the captions, "Directors' Compensation and Benefits," "Committees and Meetings of the Board of Directors," "Executive Compensation," "Employment Agreements" and "Change in Control Arrangements" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under the captions, "Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the caption, "Certain Relationships and Related Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

   With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2002 Proxy Statement, our 2002 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, "Board Compensation Committee Report on Executive Compensation," "Board Audit Committee Report" and "Performance Graph" in our 2002 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)

1.  Financial Statements

   The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

                                                              Page References
                                                             -----------------
                                                                  2001 Annual
                                                             Form  Report to
                                                             10-K Stockholders
                                                             ---- ------------
 Report of Ernst & Young LLP, Independent Auditors..........  --        46
 Consolidated Statements of Operations for each of the three
   years in the period ended December 30, 2001..............  --        25
 Consolidated Balance Sheets as of December 30, 2001 and
   December 31, 2000........................................  --        26
 Consolidated Statements of Stockholders' Equity for each of
   the three years in the period ended December 30, 2001....  --        27
 Consolidated Statements of Cash Flows for each of the three
   years in the period ended December 30, 2001..............  --        28
 Notes to Consolidated Financial Statements.................  --     29-45

2.  Financial Statement Schedule

   The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

                                                              Page References
                                                             -----------------
                                                                  2001 Annual
                                                             Form  Report to
                                                             10-K Stockholders
                                                             ---- ------------
 Schedule for the three years in the period ended December
   30, 2001:
    Schedule II Valuation and Qualifying Accounts........... F-4       --

   All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, the 2001 Annual Report to Stockholders is not to be deemed filed as part of this report.

3.  Exhibits

   The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit
Number                                      Description of Exhibits
------                                      -----------------------
  2.1   Agreement and Plan of Merger dated October 20, 1995, between AMD and NexGen, Inc., filed as
          Exhibit 2 to AMD's Quarterly Report for the period ended October 1, 1995, and as amended as
          Exhibit 2.1 to AMD's Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

Exhibit
Number                                       Description of Exhibits
------                                       -----------------------
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

 4.2    Indenture, dated as of August 1, 1996, between AMD and United States Trust Company of New
          York, as trustee, filed as Exhibit 4.2 to AMD's Current Report on Form 8-K dated August 13,
          1996, is hereby incorporated by reference.

 4.2(a) First Supplemental Indenture, dated as of January 13, 1999, between AMD and United States Trust
          Company of New York, as trustee, filed as Exhibit 4.2(b) to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

 4.2(b) Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust
          Company of New York, as trustee, filed as Exhibit 4.2(c) to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 4.2(c) Third Supplemental Indenture, dated as of July 28, 2000, between AMD and the United States Trust
          Company, as trustee, filed as Exhibit 4.2(d) to AMD's Quarterly Report on Form 10-Q for the
          period ended October 1, 2000, is hereby incorporated by reference.

Exhibit
Number                                         Description of Exhibits
------                                         -----------------------
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

  4.14  Indenture, dated as of January 29, 2002, between AMD and The Bank of New York.

  4.15  Form of AMD 4.75% Convertible Senior Debentures Due 2022.

  4.16  Registration Rights Agreement, dated as of January 29, 2002, by and among AMD, Credit Suisse
          First Boston Corporation and Salomon Smith Barney Inc.

 *10.1  AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to AMD's Annual Report on
          Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

Exhibit
Number                                        Description of Exhibits
------                                        -----------------------
*10.2   AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD's Annual Report on
          Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.3   AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

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

*10.11  Amended and Restated Employment Agreement, dated as of November 3, 2000, between AMD and
          W. J. Sanders III, filed as Exhibit 10.12 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.12  AMD 2000 Stock Incentive Plan, filed as Exhibit 10.13 to AMD's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.13  AMD's U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to
          AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.14  Vice President Incentive Plan, filed as Exhibit 10.15 to AMD's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.15  AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996, is hereby incorporated by reference.

*10.16  Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD's Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.17  Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.18  Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to AMD's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

  Exhibit
  Number                                       Description of Exhibits
  ------                                       -----------------------
       10.19 Intellectual Property Agreements with Intel Corporation, filed as Exhibit 10.21 to AMD's
               Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

      *10.20 Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 27, 1987, is hereby incorporated by reference.

      *10.21 Form of Management Continuity Agreement, filed as Exhibit 10.25 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

     **10.22 Joint Venture Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(a) to
               AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended
               December 26, 1993, is hereby incorporated by reference.

**10.22(a-1) Technology Cross-License Agreement between AMD and Fujitsu Limited, filed as
               Exhibit 10.27(b) to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the
               fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22(a-2) Third Amendment to Technology Cross License Agreement, effective April 2, 2001, between
               AMD and Fujitsu Limited, filed as Exhbit 10.23(b-1) to AMD'S Quarterly Report on
               Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

  **10.22(b) AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(c) to
               AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended
               December 26, 1993, is hereby incorporated by reference.

  **10.22(c) Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(d) to
               AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended
               December 26, 1993, is hereby incorporated by reference.

  **10.22(d) First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as
               Exhibit 10.23(e) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 29, 1996, is hereby incorporated by reference.

    10.22(e) Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as
               Exhibit 10.23 (f) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 29, 1996, is hereby incorporated by reference.

**10.22(f-1) Joint Venture License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(e)
               to AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended
               December 26, 1993, is hereby incorporated by reference.

**10.22(f-2) Amendment to Joint Venture License Agreement, effective April 1, 1999, between AMD and
               Fujitsu Limited, filed as Exhibit 10.23(g-1) to AMD's Quarterly Report on Form 10-Q for
               the period ended July 1, 2001, is hereby incorporated by reference.

  **10.22(g) Joint Development Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(f) to
               AMD's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended
               December 26, 1993, is hereby incorporated by reference.

  **10.22(h) Fujitsu Joint Development Agreement Amendment, filed as Exhibit 10.23(g) to AMD's
               Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

 Exhibit
 Number                                        Description of Exhibits
 ------                                        -----------------------
**10.22(i) Guaranty, effective as of October 1, 2000, by AMD in favor of and for the benefit of Fujitsu
             Limited, filed as Exhibit 10.23(j) to AMD's Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

 *10.23    AMD's Stock Option Program for Employees Outside the U.S. for options granted after April 25,
             2000, filed as Exhibit 10.24 to AMD's Annual Report on Form 10-K for the fiscal year ended
             December 31, 2000, is hereby incorporated by reference.

 *10.23(a) AMD's U.S. Stock Option Program for options granted after April 24, 2001.

**10.24    Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25 to AMD's
             Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

**10.24(a) Amendment to the Technology Development and License Agreement, entered into as of
             October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as
             Exhibit 10.25(a) to AMD's Annual Report on Form 10-K for the fiscal year ended
             December 26, 1999, is hereby incorporated by reference.

**10.24(b) Amendment 2 to the Technology Development and License Agreement, entered into as of
             October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as
             Exhibit 10.25(b) to AMD's Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

**10.25    Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD's Annual Report on Form 10-K for the fiscal year ended
             December 27, 1998, is hereby incorporated by reference.

  10.26    Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD's Annual Report on Form 10-K for the fiscal year ended
             December 27, 1998 is hereby incorporated by reference.

 *10.27    AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD's Annual Report on Form 10-K for the fiscal year ended
             December 25, 1994, is hereby incorporated by reference.

 *10.27(a) First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of
             August 1, 1993), filed as Exhibit 10.28(b) to AMD's Annual Report on Form 10-K for the
             fiscal year ended December 28, 1997, is hereby incorporated by reference.

 *10.27(b) Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD's Annual Report on Form 10-K for the
             fiscal year ended December 28, 1997, is hereby incorporated by reference.

 *10.28    Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD's Annual Report on
             Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

 *10.29    Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD's Annual
             Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

 *10.30    Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to
             AMD's Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

 *10.31    1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD's Registration
             Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

 Exhibit
 Number                                       Description of Exhibits
 ------                                       -----------------------
**10.32    AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

 *10.33    Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

 *10.34    1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.36 to AMD's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.35    Patent Cross-License Agreement dated December 20, 1995, between AMD and Intel
             Corporation, filed as Exhibit 10.38 to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

  10.36    Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and
             China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to
             AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

 *10.37    NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-Effective Amendment
             No. 1 on Form S-8 to AMD's Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

 *10.38    1995 Stock Plan of NexGen, Inc. (assumed by AMD), as amended, filed as Exhibit 10.37 to
             AMD's Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

 *10.39    Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as
             Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is
             hereby incorporated by reference.

**10.40    Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2,
             1994, filed as Exhibit 10.17 to the Registration Statement of NexGen, Inc. on
             Form S-1 (No. 33-90750), is hereby incorporated by reference.

**10.41    C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and
             IBM Corporation, filed as Exhibit 10.48 to AMD's Amendment No. 1 to its Quarterly Report
             on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.41(a) Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of
             February 23, 1997, between AMD and International Business Machine Corporation, filed as
             Exhibit 10.48(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30,
             1997, is hereby incorporated by reference.

**10.42    Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing
             GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD's Annual Report on
             Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

  10.42(a) Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony
             Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD's
             Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

  Exhibit
  Number                                       Description of Exhibits
  ------                                       -----------------------
**10.43      Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among
               AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg
               S.A., filed as Exhibit 10.50(a) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(a-1) Supplemental Agreement to the Syndicated Loan Agreement dated February 6, 1998, among
               AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg
               S.A., filed as Exhibit 10.50(a-2) to AMD's Annual Report on Form 10-K/A (No.1) for the
               fiscal year ended December 28, 1997, is hereby incorporated by reference.

  10.43(a-2) Supplemental Agreement No. 2 to the Syndicated Loan Agreement as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and
               Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

**10.43(a-3) Amendment Agreement No. 3 to the Syndicated Loan Agreement, dated as of February 20,
               2001, among AMD Saxony Manufacturing GmbH, AMD Saxony Holding GmbH, Dresdner
               Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as
               Exhibit 10.50(a-4) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2000, is hereby incorporated by reference.

**10.43(b)   Determination Regarding the Request for a Guarantee by AMD Saxony Manufacturing GmbH,
               filed as Exhibit 10.50(b) to AMD's Quarterly Report on Form 10-Q for the period ended
               March 30, 1997, is hereby incorporated by reference.

**10.43(c)   AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank
               AG, filed as Exhibit 10.50(c) to AMD's Quarterly Report on Form 10-Q for the period ended
               March 30, 1997, is hereby incorporated by reference.

**10.43(d)   Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner
               Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(e)   AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Manufacturing
               GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD's Quarterly Report on
               Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(f-1) Sponsors' Support Agreement, dated as of March 11, 1997, among AMD, AMD Saxony
               Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(f-2) First Amendment to Sponsors' Support Agreement, dated as of February 6, 1998, among
               AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f-2) to
               AMD's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

  10.43(f-3) Second Amendment to Sponsors' Support Agreement, dated as of June 29, 1999, among AMD,
               AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.,
               filed as Exhibit 10.50 (f-3) to AMD's Quarterly Report on Form 10-Q for the period ended
               June 27, 1999, is hereby incorporated by reference.

  Exhibit
  Number                                       Description of Exhibits
  ------                                       -----------------------
**10.43(f-4) Third Amendment to Sponsors' Support Agreement, dated as of February 20, 2001, among
               AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg
               S.A, filed as Exhibit 10.50(f-4) to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

  10.43(g-1) Sponsors' Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding
               GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to AMD's
               Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(g-2) First Amendment to Sponsors' Loan Agreement, dated as of February 6, 1998, among AMD,
               AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as
               Exhibit 10.50(g-2) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 28, 1997, is hereby incorporated by reference.

  10.43(g-3) Second Amendment to Sponsors' Loan Agreement, dated as of June 25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as
               Exhibit 10.50(g-3) to the Company's Quarterly Report on Form 10-Q for the period ended
               June 27, 1999, is hereby incorporated by reference.

  10.43(h)   Sponsors' Subordination Agreement, dated as of March 11, 1997, among AMD, AMD Saxony
               Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as
               Exhibit 10.50(h) to AMD's Quarterly Report on Form 10-Q for the period ended March 30,
               1997, is hereby incorporated by reference.

  10.43(i)   Sponsors' Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD's Quarterly Report on Form 10-Q
               for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(j-1) AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and
               AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD's Quarterly Report on
               Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(j-2) First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD's
               Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43(k)   AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD's
               Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(l-1) AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony
               Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to
               AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(l-2) First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as
               Exhibit 10.50 (l-2) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 28, 1997, is hereby incorporated by reference.

  Exhibit
  Number                                        Description of Exhibits
  ------                                        -----------------------
**10.43(l-3) Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20,
               2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2000, is hereby incorporated by reference.

**10.43(m)   AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as
               Exhibit 10.50(m) to AMD's Quarterly Report on Form 10-Q for the period ended March 30,
               1997, is hereby incorporated by reference.

  10.43(n)   License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and
               AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

  10.43(o)   AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD Saxony
               Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD's Quarterly
               Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(p-1) ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing
               GmbH, filed as Exhibit 10.50(p) to AMD's Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(p-2) Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony
               Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD's Annual Report on Form 10-K
               for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

  10.44      Loan and Security Agreement, dated as of July 13, 1999, among AMD, AMD International
               Sales and Service, Ltd. and Bank of America NT&SA as agent, filed as Exhibit 10.51 to
               AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

  10.44(a-1) First Amendment to Loan and Security Agreement, dated as of July 30, 1999, among AMD,
               AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent, filed as
               Exhibit 10.51(a) to AMD's Quarterly Report on Form 10-Q for the period ended June 27,
               1999, is hereby incorporated by reference.

  10.44(a-2) Second Amendment to Loan and Security Agreement, dated as of February 12, 2001, among
               AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly
               Bank of America NT&SA), as agent, filed as Exhibit 10.51(a-1) to AMD's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

 *10.45      Agreement, dated as of June 16, 1999, between AMD and Richard Previte, filed as
               Exhibit 10.52 to AMD's Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

 *10.46      Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

 *10.47      Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz.

 *10.48      Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

Exhibit
Number                                      Description of Exhibits
------                                      -----------------------
 *10.49 Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD's Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.50 Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD's Quarterly Report on Form 10-Q for the period ended July 1,
          2001, is hereby incoporated by reference.

 *10.51 Loan Agreement, dated as of June 19, 2001, between AMD and Hector and Judy Ruiz, filed as
          Exhibit 10.59 to AMD's Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

  13    Pages 10 through 48 of AMD's 2001 Annual Report to Stockholders, which have been incorporated by reference into Parts II and IV of this annual report.

  21    List of AMD subsidiaries.

  23    Consent of Independent Auditors, refer to page F-2 and F-3 herein.

  24    Power of Attorney.

--------
 * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
** Confidential treatment has been granted as to certain portions of these Exhibits.

   AMD will furnish a copy of any exhibit on request and payment of AMD's reasonable expenses of furnishing such exhibit.

   (b) Reports on Form 8-K.

       1. A Current Report on Form 8-K dated September 25, 2001 reporting under
          Item 5--Other Events was filed announcing our intention to close two manufacturing facilities and reduce and restructure other manufacturing activities and administrative support associated with these facilities.

       2. A Current Report on Form 8-K dated October 5, 2001 reporting under
          Item 5--Other Events was filed announcing expected financial results in the third quarter.

       3. A Current Report on Form 8-K dated October 17, 2001 reporting under
          Item 5--Other Events was filed announcing our third quarter financial results.

       4. A Current Report on Form 8-K dated November 8, 2001 reporting under
          Item 5--Other Events was filed announcing expected financial results in the fourth quarter.

       5. A Current Report on Form 8-K dated December 6, 2001 reporting under
          Item 5--Other Events was filed announcing updated expected financial results in the fourth quarter.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Advanced Micro Devices, Inc.

March 6, 2002                 By:        /s/  ROBERT J. RIVET
                              -------------------------------
                                      Robert J. Rivet
                                  Senior Vice President,
                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

              *               Chairman of the Board and     March 6, 2002
_____________________________   Chief Executive Officer
      W. J. Sanders III         (Principal Executive
                                Officer)

              *               Senior Vice President, Chief  March 6, 2002
_____________________________   Financial Officer
       Robert J. Rivet          (Principal Financial
                                Officer)

              *               Director, President and Chief March 6, 2002
_____________________________   Operating Officer
      Hector de J. Ruiz

              *               Director                      March 6, 2002
_____________________________
       Friedrich Baur

              *               Director                      March 6, 2002
_____________________________
     Charles M. Blalack

              *               Director                      March 6, 2002
_____________________________
        R. Gene Brown

              *               Director                      March 6, 2002
_____________________________
      Robert B. Palmer

              *               Director                      March 6, 2002
_____________________________
         Joe L. Roby

              *               Director                      March 6, 2002
_____________________________
      Leonard Silverman

*By:   /s/  ROBERT J. RIVET
     -------------------------
         (Robert J. Rivet,
         Attorney-in-Fact)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                 COVERED BY THE REPORT OF INDEPENDENT AUDITORS

                            ITEM 14(a) (1) and (2)

   The information under the following captions, which is included in our 2001 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13, is incorporated herein by reference:

                                                                                           Page References
                                                                                          -----------------
                                                                                               2001 Annual
                                                                                          Form  Report to
                                                                                          10-K Stockholders
                                                                                          ---- ------------
Report of Ernst & Young LLP, Independent Auditors........................................  --      46

Consolidated Statements of Operations for each of the three years in the period ended
  December 30, 2001......................................................................  --      25

Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000................  --      26

Consolidated Statements of Stockholders' Equity for each of the three years in the period
  ended December 30, 2001................................................................  --      27

Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 30, 2001......................................................................  --      28

Notes to Consolidated Financial Statements...............................................  --     29-45

Schedule for the three years in the period ended December 30, 2001:

   Schedule II Valuation and Qualifying Accounts......................................... F-4        --

   All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or Notes thereto. With the exception of the information specifically incorporated by reference into Parts II and IV of this Annual Report on Form 10-K, our 2001 Annual Report to Stockholders is not to be deemed filed as part of this report.

                        CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc. of our report dated January 8, 2002 with respect to the consolidated financial statements of Advanced Micro Devices, Inc. included in the 2001 Annual Report to Stockholders of Advanced Micro Devices, Inc.

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

   We also consent to the incorporation by reference in the following Registration Statements of our report dated January 8, 2002 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Advanced Micro Devices, Inc.:

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

  . Registration Statements on Forms S-8 (Nos. 333-04797 and 333-57525) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan;

  . Registration Statement on Form S-8 (No. 333-60550) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan and the Advanced Micro Devices, Inc. 2000 Employee Stock Purchase Plan;

  . Registration Statement on Form S-8 (No. 333-68005) pertaining to the Advanced Micro Devices, Inc. 1998 Stock Incentive Plan;

  . Registration Statement on Form S-8 (No. 333-40030) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan and the Advanced Micro Devices, Inc. 2000 Employee Stock Purchase Plan;

  . Registration Statements on Forms S-8 (No. 333-55052 and 333-74896) pertaining to the Advanced Micro Devices, Inc. 2000 Stock Incentive Plan;

  . Registration Statement on Form S-3 (No. 333-47243), as amended, pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.;

  . Registration Statement on Form S-3 (No. 333-45346) pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.;

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

                                          /s/  ERNST & YOUNG LLP

San Jose, California
March 6, 2002

                                                                    SCHEDULE II

                         ADVANCED MICRO DEVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        Years Ended December 26, 1999,
                    December 31, 2000 and December 30, 2001
                                (in thousands)

                                            Additions
                                   Balance   Charged                   Balance
                                  Beginning     to                     End of
                                  of Period Operations Deductions/(1)/ Period
                                  --------- ---------- --------------  -------
 Allowance for doubtful accounts:
    Years ended:
        December 26, 1999........  $12,663    $3,543      $   (828)    $15,378
        December 31, 2000........   15,378     8,154          (820)     22,712
        December 30, 2001........   22,712     9,791       (13,233)     19,270

--------
/(1)/ Accounts (written off) recovered, net.

                                                                    AMD-25689-A