Form 10-Q
period 2002-03-31
ADVANCED MICRO DEVICES INC
filed 2002-05-13
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number                     1-7882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1692300 (I.R.S. Employer Identification No.)

One AMD Place Sunnyvale, California (Address of principal executive offices)	94088 (Zip Code)

Registrant’s telephone number, including area code:          (408) 732-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of shares of $0.01 par value common stock outstanding as of May 3, 2002:     341,457,931

INDEX

Part I.    Financial Information

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands except per share amounts)

	Quarter Ended
	March 31, 2002	April 1, 2001
Net sales	$902,073	$1,188,747
Expenses:
Cost of sales	586,874	714,830
Research and development	171,882	157,760
Marketing, general and administrative	156,860	149,138

	915,616	1,021,728

Operating income (loss)	(13,543)	167,019
Interest and other income, net	9,538	18,823
Interest expense	(12,158)	(21,645)

Income (loss) before income taxes and equity in net income of joint venture	(16,163)	164,197
Provision (benefit) for income taxes	(4,041)	52,543

Income (loss) before equity in net income of joint venture	(12,122)	111,654
Equity in net income of joint venture	2,959	13,183

Net income (loss)	$(9,163)	$124,837

Net income (loss) per common share:
Basic:
Net income (loss)	$(0.03)	$0.40

Diluted:
Net income (loss)	$(0.03)	$0.37

Shares used in per share calculation:
Basic	340,806	314,347

Diluted	340,806	351,785

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands except per share amounts)

	March 31, 2002	December 30, 2001*
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$298,387	$427,288
Short-term investments	978,336	442,709

Total cash, cash equivalents and short-term investments	1,276,723	869,997
Accounts receivable, net of allowance for doubtful accounts	692,165	659,783
Inventories:
Raw materials	20,025	26,489
Work-in-process	266,401	236,679
Finished goods	90,369	117,306

Total inventories	376,795	380,474
Deferred income taxes	162,820	155,898
Prepaid expenses and other current assets	151,377	286,957

Total current assets	2,659,880	2,353,109
Property, plant and equipment:
Land	46,758	33,207
Buildings and leasehold improvements	1,232,130	1,461,228
Equipment	4,644,065	4,162,652
Construction in progress	483,867	469,191

Total property, plant and equipment	6,406,820	6,126,278
Accumulated depreciation and amortization	(3,637,586)	(3,387,140)

Property, plant and equipment, net	2,769,234	2,739,138
Investment in joint venture	353,352	363,611
Other assets	182,476	191,384

	$5,964,942	$5,647,242

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$383,495	$304,990
Accrued compensation and benefits	133,401	129,042
Accrued liabilities	321,953	443,995
Income taxes payable	56,113	56,234
Deferred income on shipments to distributors	68,016	47,978
Notes payable to banks	—	63,362
Current portion of long-term debt, capital lease obligations and other	264,029	268,336

Total current liabilities	1,227,007	1,313,937
Deferred income taxes	104,661	105,305
Long-term debt, capital lease obligations and other, less current portion	1,123,671	672,945

Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 authorized; 341,389,966 shares issued and outstanding at March 31, 2002 and 340,502,883 at December 30, 2001	3,414	3,405
Capital in excess of par value	1,975,506	1,966,374
Treasury stock, at cost: 6,310,580 shares	(77,157)	(77,157)
Retained earnings	1,786,517	1,795,680
Accumulated other comprehensive loss	(178,677)	(133,247)

Total stockholders’ equity	3,509,603	3,555,055

	$5,964,942	$5,647,242

*	Amounts as of December 30, 2001 were derived from the December 30, 2001 audited financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Quarter Ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Net income (loss)	$(9,163)	$124,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	165,743	148,167
Amortization	8,364	4,766
Provision for doubtful accounts	1,644	552
Net change in deferred income taxes	(7,566)	23,422
Foreign grant and subsidy income	(13,808)	(10,937)
Net loss on disposal of property, plant and equipment	13,826	4,119
Undistributed income of joint venture	(2,959)	(13,183)
Recognition of deferred gain on sale of building	(420)	(421)
Net compensation recognized under employee stock plans	869	984
Changes in operating assets and liabilities:
Increase in accounts receivable	(33,969)	(55,712)
Decrease (increase) in inventories	3,834	(11,131)
Increase in prepaid expenses	(23,636)	(2,506)
Decrease in other assets	129,354	92,978
Increase in tax payable	33,542	7,152
Refund of customer deposits under purchase agreements	(30,000)	(30,000)
Decrease in payables and accrued liabilities	(29,481)	(107,473)
Increase (decrease) in accrued compensation	4,359	(33,338)
Income tax benefit from employee stock option exercises	—	4,480

Net cash provided by operating activities	210,533	146,756
Cash flows from investing activities:
Purchases of property, plant and equipment	(199,083)	(162,713)
Proceeds from sale of property, plant and equipment	—	299
Acquisition of Alchemy Semiconductor, net of cash acquired	(26,509)	—
Purchases of available-for-sale securities	(1,934,438)	(743,835)
Proceeds from sales/maturities of available-for-sale securities	1,390,761	886,956

Net cash used in investing activities	(769,269)	(19,293)
Cash flows from financing activities:
Proceeds from borrowings	501,251	322,948
Payments on debt and capital lease obligations	(67,321)	(2,778)
Debt issuance costs	(14,057)	—
Proceeds from foreign grants	8,295	7,190
Proceeds from issuance of stock	8,272	10,858

Net cash provided by financing activities	436,440	338,218
Effect of exchange rate changes on cash and cash equivalents	(6,605)	(1,362)

Net increase (decrease) in cash and cash equivalents	(128,901)	464,319
Cash and cash equivalents at beginning of period	427,288	591,457

Cash and cash equivalents at end of period	$298,387	$1,055,776

Supplemental disclosures of cash flow information:
Cash paid (refund):
Interest	$8,158	$7,953

Income taxes	$(28,890)	$8,351

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2002. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 31, 2002 and April 1, 2001 each included 13 weeks.

2.	New Accounting Pronouncements

The Company adopted FAS 141, FAS 142 and FAS 144 at the beginning of the 2002 fiscal year. The adoption of these standards did not have a material impact on the Company’s financial statements.

3.	Available-For-Sale Securities

The following is a summary of the fair value of investments in available-for-sale securities:

March 31, 2002
(Thousands)
Cash equivalents:
Commercial paper	$33,938
Money market funds	40,052
Federal agency notes	30,229

Total cash equivalents	$104,219

Short-term investments:
Commercial paper	$32,805
Money market auction rate preferred stocks	331,140
Federal agency notes	372,959
Corporate notes	236,407
Tax exempt money market fund	5,025

Total short-term investments	$978,336

Long-term investments:
Equity investments	$21,079
Commercial paper	10,196
Federal agency notes	3,323

Total long-term investments (included in other assets)	$34,598

4.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended
	March 31, 2002	April 1, 2001
(Thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(9,163)	$124,837

Effect of adding back interest expense associated with convertible debentures	—	5,275

Numerator for basic income (loss) per common share	$(9,163)	$130,112

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	340,806	314,347
Effect of dilutive securities:
Employee stock options	—	9,484
Convertible debentures	—	27,954

Dilutive potential common shares	—	37,438

Denominator for diluted income (loss) per common share—adjusted weighted-average shares	340,806	351,785

Net income (loss) per common share:
Basic	$(0.03)	$0.40

Diluted	$(0.03)	$0.37

In the first quarter of 2002, approximately 21 million of shares of common stock issuable upon exercise of stock options and upon the conversion of convertible debt were excluded from the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive.

5.	Investment in Joint Venture

In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit (IC) manufacturing facilities in Aizu-Wakamatsu, Japan, for the production of Flash memory devices. The Company’s share of FASL is 49.992 percent, and the investment is being accounted for under the equity method. At March 31, 2002, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $66.6 million.

The following are the significant FASL related party transactions and balances, which were included in the Company’s consolidated financial statements:

	March 31, 2002	April 1, 2001
(Thousands)
Royalty income	$7,276	$14,345
Purchases	87,499	159,727

	March 31, 2002	April 1, 2001
(Thousands)
Royalty receivable	$13,515	$20,855
Accounts payable	30,010	89,917

The following is condensed unaudited financial data of FASL:

	Quarter Ended
	March 31, 2002	April 1, 2001
(Thousands)
Net sales	$169,285	$316,467
Gross profit	49,195	75,521
Operating income	48,356	74,435
Net income	24,046	36,575

The Company’s share of FASL net income set forth above differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the intercompany profit eliminations, which are reflected on the Company’s consolidated statements of operations. The Company has never received cash dividends from its investment in FASL.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the

Gresham Facility) to produce flash memory devices for sale to FASL, the Company agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility due to the downturn of the flash memory market. On March 26, 2002, the Company received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to the Company’s obligations under the Guarantee. However, to date, the Company has not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, the Company continues to disagree with Fujitsu as to the amount, if any, of the Company’s obligations under the Guarantee. While the Company continues to discuss this matter with Fujitsu, the Company cannot at this time reasonably predict its outcome including any amounts the Company might be required to pay Fujitsu, and therefore, has not recorded any liability in its consolidated financial statements associated with the Guarantee.

6.	Segment Reporting

AMD operates in two reportable segments: the Core Products and Foundry Services segments. The Core Products segment includes PC processors, Flash memory products and other IC products. The Foundry Services segment includes fees for services provided to Legerity, the Company’s former voice communication products subsidiary, and Vantis Corporation, the Company’s former programmable logic subsidiary. The following table is a summary of sales and operating income (loss) by segment with a reconciliation to net income (loss) for the quarters ended March 31, 2002 and April 1, 2000:

	Quarter Ended
	March 31, 2002	April 1, 2001
(Thousands)
Segment net sales:
Core Products segment	$890,120	$1,147,140
Foundry Services segment	11,953	41,607

Total segment net sales	$902,073	$1,188,747

Segment operating income (loss):
Core Products segment	$(12,540)	$166,209
Foundry Services segment	(1,003)	810

Total segment operating income (loss)	(13,543)	167,019
Interest income and other, net	9,538	18,823
Interest expense	(12,158)	(21,645)
Benefit (provision) for income taxes	4,041	(52,543)
Equity in net income of joint venture	2,959	13,183

Net income (loss)	$(9,163)	$124,837

7.	Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 31, 2002	April 1, 2001
(Thousands)
Net income (loss)	$(9,163)	$124,837

Net change in cumulative translation adjustments	(37,389)	(17,382)
Net change in unrealized losses on cash flow hedges	(6,872)	(7,817)
Unrealized gains (losses) on available-for-sale securities	(1,169)	(10,990)

Other comprehensive income (loss)	(45,430)	(36,189)

Comprehensive income (loss)	$(54,593)	$88,648

The components of accumulated other comprehensive loss are as follows:

	March 31, 2002	December 30, 2001
(Thousands)
Unrealized gain on investments, net of tax	$3,902	$5,071
Net unrealized losses on cash flow hedges	(10,271)	(3,399)
Cumulative translation adjustments	(172,308)	(134,919)

	$(178,677)	$(133,247)

8.	Senior Convertible Debt

On January 29, 2002, the Company announced the closing of a private offering of $500 million aggregate principal amount of its 4¾% Convertible Senior Debentures Due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The Company intends to use the net proceeds generated from the offering for capital expenditures, working capital and general corporate purposes.

The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent. The debentures are convertible by the holders into the Company’s common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 43 shares of the Company’s common stock.

The debentures will be redeemable at specified prices declining to 100 percent of the principal amount plus accrued and unpaid interest at the Company’s option beginning on February 5, 2005, provided that the Company may not redeem the debentures prior to February 1, 2006 unless the last reported sale price of the Company’s common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

Holders of the debentures will have the ability to require the Company to repurchase the debentures, in whole or in part, on February 1, 2009, February 1, 2012 and February 1, 2017. The holders of the debentures will also have the ability to require the company to repurchase the debentures in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the Debentures plus accrued and unpaid interest.

9.	Business Acquisition

On February 19, 2002, the Company completed the acquisition of Alchemy Semiconductor, Inc., a privately held company, for approximately $30 million in cash consideration to Alchemy stockholders. Alchemy designs, develops and markets low-power, high performance microprocessors for personal connectivity devices such as personal digital assistants (PDAs), web tablets and portable and wired internet access devices and gateways.

The Company has accounted for the acquisition using the purchase method, and the results of operations of Alchemy have been included in the Company’s operations since acquisition. Management determined that approximately $2.9 million of the purchase price represented acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. The $2.9 million was expensed upon the acquisition of Alchemy. In addition, the Company recorded $18.7 million of goodwill in relation to the acquisition of Alchemy. Goodwill was determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. The Company adopted SFAS 141 and SFAS 142 at the beginning of 2002. Pursuant to SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed annually for impairment.

10.	Restructuring and Other Special Charges

On September 25, 2001, due to the continued slowdown in the semiconductor industry, and a resulting decline in revenues, the Company announced a restructuring plan to accelerate key components of its strategy to reduce costs and enhance the financial performance of its core products. In connection with the plan, the Company will close Fabs 14 and 15 in Austin, Texas. These facilities support certain of the Company’s older products and its Foundry Service operations, which will be discontinued as part of the plan. The Company will also reorganize related manufacturing facilities and reduce related activities primarily in Penang, Malaysia along with associated administrative support.

The restructuring plan will result in the reduction of approximately 2,300 direct manufacturing and related administrative support positions, or approximately 15 percent of the Company’s worldwide workforce, by the end of the second quarter of 2002. Approximately 1,000 of these positions are associated with closing Fabs 14 and 15 in Austin. The balance of the reductions will result from reorganizing activities primarily in Penang, Malaysia.

Pursuant to the September 25, 2001 plan, the Company recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $16.2 million of anticipated exit costs to close facilities in Austin and Penang and $39 million of non-cash asset impairment charges. The asset impairment charges relate primarily to buildings and production equipment and have been incurred as a result of the Company’s decision to implement the plan.

The following table summarizes activity under the plan through March 31, 2002:

	Severance and Employee Benefits	Facilities and equipment impairment	Facility and equipment decommission costs	Other facility exit costs	Total
(Thousands)
Q3 2001 charges	$34,105	$39,000	$15,500	$700	$89,305
Non-cash charges	—	(39,000)	—	—	(39,000)
Cash charges	—	—	—	—	—

Accruals at September 30, 2001	34,105	—	15,500	700	50,305
Cash charges	(7,483)	—	—	(54)	(7,537)

Accruals at December 30, 2001	26,622	—	15,500	646	42,768
Cash charges	(9,678)	—	(420)	—	(10,098)

Accruals at March 31, 2002	$16,944	$—	$15,080	$646	$32,670

The Company expects to substantially complete execution of its restructuring plan by the end of the second quarter of 2002. As of March 31, 2002, 1,297 employees were terminated resulting in cash payments of approximately $17 million in severance and employee benefit costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon™ and AMD Duron™ microprocessors with the performance and in the volume required by customers on a timely basis; our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability and the ability of third parties to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; our ability to increase customer and market acceptance of our seventh- and eighth-generation microprocessors; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transition in our submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing, construction and utilization of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See “Financial Condition” and “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 30, 2001 and December 31, 2000 and for each of the three years in the period ended December 30, 2001 as filed in our Annual Report on Form 10-K.

AMD, the AMD Arrow logo, and combinations thereof, Advanced Micro Devices, AMD-K6, AMD Athlon, AMD Duron, AMD Opteron and MirrorBit are either trademarks or registered trademarks of Advanced Micro Devices, Inc. in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

We participate in all three technology areas within the digital integrated circuit (IC) market—microprocessors, memory circuits and logic circuits—through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors, and our sixth-generation microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include embedded processors, networking products, personal connectivity solutions products and platform products, which primarily consist of chipsets. Our Foundry Services segment consists of service fees from Legerity, Inc. and Vantis Corporation.

On February 19, 2002, we completed the acquisition of Alchemy Semiconductor, Inc., a privately held company, for approximately $30 million in cash consideration to Alchemy stockholders. Alchemy designs, develops and markets low-power, high performance microprocessors for personal connectivity devices such as personal digital assistants (PDAs), web tablets and portable and wired internet access devices and gateways. These new personal connectivity solutions products are included in Other IC Products in our Core Products segment.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 31, 2002 and April 1, 2001 each included 13 weeks.

The following is a summary of our net sales by segment for the periods presented below:

	Quarter Ended
	March 31, 2002	December 30, 2001	April 1, 2001
(Millions)
Core Products segment:
PC Processors	$684	$703	$661
Memory Products	160	196	411
Other IC Products	46	51	75

	890	950	1,147
Foundry Services segment	12	2	42

	$902	$952	$1,189

Net Sales Comparison of Quarters Ended March 31, 2002 and December 30, 2001

Net sales of $902 million for the first quarter of 2002 decreased five percent compared to net sales of $952 million for the fourth quarter of 2001.

PC Processors net sales of $684 million decreased three percent in the first quarter of 2002 compared to the fourth quarter of 2001. The decrease in net sales was primarily due to a decline in average selling prices partially offset by an increase in unit sales of our seventh-generation microprocessors. In the second quarter of 2002, we expect PC processors unit sales to decline in the range of five to ten percent due to normal seasonality. Maintaining seasonal PC Processor sales levels in the second quarter of 2002 is dependent upon continuing successful technology transition in Dresden Fab 30, our ability to maintain average selling prices for our seventh-generation microprocessors, continuing growth in unit shipments of our PC processors, availability of chipsets and motherboards from third-party suppliers and increasing market acceptance of the newest versions of the AMD Athlon and AMD Duron processors.

Memory products net sales of $160 million decreased 18 percent in the first quarter of 2002 compared to the fourth quarter of 2001 due to a decrease in average selling prices, partially offset by an increase in unit shipments. In the second quarter of 2002, we expect substantial sequential growth in sales of flash memory devices.

Other IC products net sales of $46 million decreased ten percent in the first quarter of 2002 compared to the fourth quarter of 2001 primarily due to a decline in unit sales of platform products. We expect other IC products revenues to be relatively flat in the second quarter of 2002 compared to the first quarter of 2002.

Foundry Services segment service fees of $12 million increased in the first quarter of 2002 compared to $2 million in the fourth quarter of 2001. The increase was primarily due to the increase in revenues recognized from sales to Legerity. We expect that service fees will remain relatively flat in the second quarter of 2002 compared to the first quarter of 2002.

Net Sales Comparison of Quarters Ended March 31, 2002 and April 1, 2001

Net sales of $902 million for the first quarter of 2002 decreased by 24 percent compared to net sales of $1,189 million for the first quarter of 2001.

PC Processors net sales of $684 million increased three percent in the first quarter of 2002 compared to the same quarter of 2001 primarily due to higher unit sales of our seventh-generation microprocessors, partially offset by a decline in average selling prices of our seventh-generation microprocessors.

Memory products net sales of $160 million decreased by 61 percent in the first quarter of 2002 compared to the same quarter of 2001 due to decline in both unit shipments and average selling prices as a result of the sustained weakness in the communications and networking equipment industries.

Other IC products net sales of $46 million in the first quarter of 2002 decreased by 39 percent when compared to the same quarter of 2001 due to decreased net sales from networking and embedded processors products as a result of a decline in unit sales and market weakness.

Foundry Services segment service fees of $12 million in the first quarter of 2002 decreased by 71 percent compared to the same quarter of 2001. The decrease was primarily due to a significant reduction of service fees from both Legerity and Vantis.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarter Ended
	March 31, 2002	December 30, 2001	April 1, 2001
(Millions except for gross margin percentage)
Cost of sales	$587	$645	$715
Gross margin percentage	35%	34%	40%
Research and development	$172	$161	$158
Marketing, general and administrative	157	164	149
Interest and other net income	10	6	19
Interest expense	12	10	22

We operate in an industry characterized by intense competition and high fixed costs due to capital-intensive manufacturing processes, particularly the costs to build and maintain state-of-the-art production facilities required for PC processors and memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in unit sales and average selling prices.

The gross margin percentage of 35 percent in the first quarter of 2002 increased slightly from 34 percent in the fourth quarter of 2001 and decreased from 40 percent in the same quarter of 2001. The slight increase in gross margin percentage in the first quarter of 2002 compared to the fourth quarter of 2001 was primarily attributable to cost reduction programs resulting in a decrease in cost of sales, partially offset by a decrease in net sales. The decrease in gross margin percentage in the first quarter of 2002 compared to the same quarter in 2001 was primarily due to a decline in average selling prices for microprocessors and memory devices, partially offset by an increase in unit sales of PC processors. Maintaining our gross margin depends on continually increasing unit sales of microprocessors and memory products because of pricing pressures and the ongoing capital investments required to expand production capability and capacity.

Research and development expenses of $172 million in the first quarter of 2002 increased seven percent compared to the immediately prior quarter, and nine percent compared to the same quarter in 2001. The increase in research and development expenses was primarily due to expenses relating to the acquisition of Alchemy Semiconductor and increased research and development activities for our eighth-generation PC processors.

Included in research and development and cost of sales were the recognition of deferred credits on foreign capital grants and interest subsidies that were received for Dresden Fab 30. These credits of approximately $11 million per quarter (denominated in European Union euro) will continue to be offset against Dresden Fab 30 expenses in future quarters until June 2007.

Marketing, general and administrative expenses of $157 million in the first quarter of 2002 decreased four percent compared to the fourth quarter of 2001 as a result of spending controls and the discontinuation of certain marketing and promotional activities for the AMD Athlon XP microprocessor. Marketing, general and administrative expenses in the first quarter of 2002 increased five percent compared to the first quarter of 2001. The increase was primarily due to increased advertising and marketing costs for the AMD Athlon XP microprocessor.

In the first quarter of 2002, interest and other income, net increased 67 percent compared to the fourth quarter of 2001 primarily due to the absence of a $7.5 million charge for other than temporary declines in our equity investments that occurred in the fourth quarter of 2001. Interest and other income, net decreased 47 percent compared to the same quarter of 2001. The decrease was primarily due to lower investment income in the first quarter of 2002.

Interest expense of $12 million in the first quarter of 2002 increased 20 percent compared to the fourth quarter of 2001 primarily due to the issuance of $500 million of our 4¾% convertible senior debentures at the end of January 2002. The interest on the 4¾% convertible senior debentures is approximately $6 million per quarter. Interest expense decreased 45 percent compared to the same quarter of 2001 primarily due to the absence of capitalized interest and the interest on our outstanding 6% notes due 2005 senior convertible debt of $517.5 million, which had a higher interest rate than the debentures issued in 2002 and which were redeemed in May 2001.

On September 25, 2001, due to the continued slowdown in the semiconductor industry and a resulting decline in revenues, we announced a restructuring plan to accelerate key components of our strategy to reduce costs and enhance the financial performance of our core products. In connection with the plan, we will close Fabs 14 and 15 in Austin, Texas by the end of June 2002. These facilities support certain of our older products and Foundry Service operations, which will be discontinued as part of our plan. We will also reorganize related manufacturing facilities and reduce related activities primarily in Penang, Malaysia, along with associated administrative support.

The restructuring plan will result in the reduction of approximately 2,300 direct manufacturing and related administrative support positions, or approximately 15 percent of our worldwide workforce, by the end of the second quarter of 2002. Approximately 1,000 of these positions are associated with closing Fabs 14 and 15 in Austin. The balance of the reductions will result from reorganizing activities primarily in Penang, Malaysia.

Pursuant to the September 25, 2001 plan, we recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and employee benefit costs, $16.2 million of anticipated exit costs to close facilities in Austin and Penang and $39 million of non-cash asset impairment charges. The asset impairment charges relate primarily to buildings and production equipment and have been incurred as a result of our decision to implement the plan.

The following table summarizes activity under the plan through March 31, 2002:

	Severance and Employee Benefits	Facilities and equipment impairment	Facility and equipment decommission costs	Other facility exit costs	Total
(Thousands)
Q3 2001 charges	$34,105	$39,000	$15,500	$700	$89,305
Non-cash charges	—	(39,000)	—	—	(39,000)
Cash charges	—	—	—	—	—

Accruals at September 30, 2001	34,105	—	15,500	700	50,305
Cash charges	(7,483)	—	—	(54)	(7,537)

Accruals at December 30, 2001	26,622	—	15,500	646	42,768
Cash charges	(9,678)	—	(420)	—	(10,098)

Accruals at March 31, 2002	$16,944	$—	$15,080	$646	$32,670

We expect to substantially complete execution of our restructuring plan by the end of the second quarter of 2002. As a result of this restructuring plan, we expect to realize overall cost reductions of $125 million on an annualized basis. The actions taken to date had resulted in actual savings of approximately $6.9 million in the first quarter of 2002. As of March 31, 2002, 1,297 employees had been terminated resulting in cash payments of approximately $17 million in severance and employee benefit costs.

Income Tax

We recorded an income tax benefit of $4 million in the first quarter of 2002 and an income tax provision of $53 million in the first quarter of 2001. The effective tax rates for the quarters ended March 31, 2002 and April 1, 2001 were 25 percent and 32 percent respectively, reflecting the benefits of tax credits and low-taxed foreign income.

Other Items

International sales as a percent of net sales were 65 percent in the first quarter of 2002 compared to 73 percent in the fourth quarter of 2001 and 63 percent in the first quarter of 2001. During the first quarter of 2002, approximately one percent of our net sales were denominated in foreign currencies compared to five percent in the same period in 2001. We do not have sales denominated in local currencies in countries that have highly inflationary economies. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been significant.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

	Quarter Ended
	March 31, 2002	December 30, 2001	April 1, 2001
(Millions)
Core Products	$(13)	$2	$166
Foundry Services	(1)	(20)	1

Total segment operating income (loss)	$(14)	$(18)	$167

Core Products’ operating results for the first quarter of 2002 decreased $15 million compared to the fourth quarter of 2001 and $179 million compared to the first quarter of 2001. These decreases were primarily due to a decline in the average selling prices of our core products, partially offset by an increase in unit shipments.

FINANCIAL CONDITION

Net cash provided by operating activities was $211 million in the first quarter of 2002 as a result of non-cash charges, including, $174 million of depreciation and amortization, $14 million of net loss on disposal of property, plant and equipment and other cash provided by operating activities of approximately $54 million due to net changes in operating assets and liabilities, offset by our net loss of $9 million and non-cash credits of $21 million from net changes in deferred income taxes and foreign grant and subsidy income.

Net cash provided by operating activities was $147 million in the first quarter of 2001 primarily due to net income of $125 million and depreciation and amortization of $153 million, offset by a decrease of $141 million in payables, accrued liabilities and accrued compensation.

Net cash used by investing activities was $769 million during the first quarter of 2002 primarily due to $199 million used for the purchases of property, plant, and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities, $27 million, net of cash acquired, to purchase Alchemy Semiconductor and $544 million of net cash outflow from purchases of available-for-sale securities.

Net cash used by investing activities was $19 million during the first quarter of 2001. Uses of cash during the period included $163 million for the purchases of property, plant and equipment, primarily for Dresden Fab 30 and Asia manufacturing facilities and $763 million for purchases of available-for-sale securities. Net cash provided by investing activities included $887 million of proceeds from the maturity of available-for-sale securities.

Net cash provided by financing activities was $436 million during the first quarter of 2002 primarily due to $486 million in proceeds, net of $14 million in debt issuance cost, from our sale of convertible senior debentures, $8 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan and $8 million of capital investment grants from the German government as part of the Dresden loan agreement, offset by a $50 million payment on our short-term line of credit and $11 million payment on Alchemy debt.

Net cash provided by financing activities was $338 million during the first quarter of 2001 primarily due to $320 million in proceeds from Dresden Fab 30 borrowing activities, $10 million in proceeds from Dresden Fab 30 foreign grants and subsidies and $9 million in proceeds from issuance of stock, offset by $3 million in payments on debt and capital lease obligations.

Notes Payable to Banks

We entered into a Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by a domestic financial institution on July 13, 1999. The Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to $200 million or the amount of borrowings under the Loan Agreement rises to 50 percent of available credit. Under these circumstances the Loan Agreement restricts our ability to pay cash dividends on our common stock. Our obligations under the Loan Agreement are secured by a pledge of all of our accounts receivable, inventory, general intangibles and the related proceeds. As of March 31, 2002, there was no outstanding amount under the Loan Agreement.

As of March 31, 2002, we had approximately $18 million in lines of credit available to our foreign subsidiaries under other financing agreements, of which approximately $12 million is outstanding.

Senior Convertible Debt

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent. The debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 43 shares of our common stock. We intend to use the net proceeds generated from the offering for capital expenditures, working capital, and general corporate purposes.

Dresden Term Loans and Dresden Guarantee

AMD Saxony Manufacturing GmbH (AMD Saxony), an indirect wholly owned German subsidiary of AMD, continues to facilitize Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing credit support for the project. We currently estimate that the construction and facilitization costs of Dresden Fab 30 will be $2.5 billion when it is fully equipped by the end of 2003. As of March 31, 2002, we had invested $1.9 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG in order to finance the project. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks, the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate as of March 31, 2002, which was approximately

2.24 deutsche marks to one U.S. dollar, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

•	equity, subordinated loans and loan guarantees from AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of March 31, 2002, we have invested $540 million in the form of subordinated loans to and equity investments in AMD Saxony, which are eliminated in our consolidated financial statements. In addition to support from AMD, the consortium of banks referred to above has made available up to $668 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $581 million of such loans outstanding through March 31, 2002, which are included in our consolidated balance sheets.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $668 million;

•	capital investment grants and allowances totaling $286 million; and

•	interest subsidies totaling $139 million.

Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowances and $72 million in interest subsidies through March 31, 2002, which are included in our consolidated financial statements. The grants and subsidies are subject to conditions, including meeting specified levels of employment at December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. As of March 31, 2002, we were in compliance with all of the conditions of the grants and subsidies.

In February 2001, Dresden Loan Agreements were amended to reflect new capacity and increased capital expenditure plans for Dresden Fab 30. Under the February 2001 amendments, we agreed to increase and extend our guaranty of AMD Saxony’s obligations and to make available to AMD Saxony revolving loans of up to $500 million. We expanded our obligation to reimburse AMD Saxony for the cost of producing wafers for us, and we also agreed to cancel the cost overrun facility made available by the banks. Under the February 2001 amendments, we were released from financial covenants limiting capital expenditures and requiring AMD Saxony to achieve capacity and production cost targets by the end of 2001. As of March 31, 2002, $118 million of revolving loans were outstanding. The revolving loan amounts are denominated in euros and are, therefore, subject to change due to foreign exchange rate fluctuation. We used the exchange rate on March 31, 2002, 1.15 euros to one U.S. dollar, to translate the amount of the revolving loans. Because the loans are due to be repaid by our subsidiary, AMD Saxony, the related receivable is not recorded on our consolidated financial statements.

The Dresden Loan Agreements, as amended, also require that we:

•
provide interim funding to AMD Saxony if either the remaining capital investment allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

•
guarantee up to 35 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $97 million or more than $267 million, until the bank loans are repaid in full.

AMD Saxony would be in default under the Dresden Loan agreement if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding), the parent company of AMD Saxony and a wholly owned subsidiary of AMD, fail to comply with certain obligations thereunder or upon the occurrence of certain events including:

•	material variances from the approved plan and specifications;

•	our failure to fund equity contributions or shareholder loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and

•	the occurrence of a default under the Loan Agreement.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and is not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. As of March 31, 2002, we were in compliance with all conditions of the Dresden Loan Agreements.

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

FASL Facilities and Guarantees

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan (FASL JV1, FASL JV2 and FASL JV3), for the production of Flash memory devices, which are sold to us and Fujitsu. FASL is continuing the facilitization of FASL JV2 and FASL JV3. We expect FASL JV2 and JV3, including equipment, to cost approximately $2.2 billion when fully equipped. As of March 31, 2002, approximately $1.5 billion of these costs had been funded by cash generated from FASL operations. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On March 31, 2002, the exchange rate was 132.74 yen to one U.S. dollar, the rate we used to translate the amounts denominated in yen into U.S. dollars.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to our obligations under the Guarantee. However, to date we have not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, we continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee. While we continue to discuss this matter with Fujitsu, we cannot at this time reasonably predict its outcome including any amounts we might be required to pay Fujitsu, and, therefore, have not recorded any liability in our consolidated financial statements associated with the Guarantee.

A significant portion of FASL capital expenditures in 2002 will continue to be funded by cash generated from FASL operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($188 million). As of March 31, 2002, we had $144 million in loan guarantees outstanding with respect to these third-party loans.

UMC

On January 31, 2002, we announced an alliance with United Microelectronics Corporation (UMC) under which UMC and AMD will establish a joint venture to own and operate a state-of-the-art, 300-mm wafer fabrication facility in Singapore for high-volume production of PC processors and other logic products. As part of the alliance, UMC and AMD will collaborate in the development of advanced process technologies for semiconductor logic products. We separately announced a foundry agreement under which UMC will produce PC processors to augment Dresden Fab 30 production capacity for devices produced on 130-nanometer and smaller-geometry technology.

Other Financing Activities

We plan to make capital investments of approximately $850 million during 2002, including amounts related to the continued facilitization of Dresden Fab 30. We believe that cash flows from our operations and current cash balances, together with available external financing, will be sufficient to fund our operations and capital investments for the next twelve months.

Recently Adopted Accounting Pronouncements

We adopted FAS 141, FAS 142 and FAS 144 at the beginning of the 2002 fiscal year. The adoption of these standards did not have a material impact on our financial statements.

RISK FACTORS

Weak Market Demand for Our Flash Memory Products or Any Delay in Our Transition to MirrorBit Technology May Have a Material Adverse Impact on Us.    The demand for Flash memory devices continues to be weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. In addition, we expect competition in the market for flash memory devices to increase in 2002 and beyond as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce competitive products. A continued decline in unit sales of our Flash memory devices and/or lower average selling prices could have a material adverse effect on us.

In 2001, we announced a new memory cell architecture, our MirrorBit™ technology that enables Flash memory products to hold twice as much data as standard Flash memory devices. MirrorBit technology is expected to result in reduced cost of our products. We plan to produce our first products with MirrorBit technology in the second half of 2002. Any delay in our transition to MirrorBit technology, or failure to achieve the cost savings we expect, could reduce our ability to be competitive in the market and could have a material adverse effect on us.

If We are Unable to Develop, Produce and Successfully Market Higher-Performing Microprocessor Products, We May Be Materially Adversely Affected.    The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. If we fail to achieve yield and volume goals or to offer higher-performance microprocessors in significant volume on a timely basis, we could be materially adversely affected.

We must continue to market successfully our seventh-generation Microsoft Windows compatible microprocessors, the AMD Athlon and AMD Duron microprocessors. To sell the volume of AMD Athlon and AMD Duron microprocessors we currently plan to manufacture through 2002, we must increase sales to existing customers and develop new customers in both consumer and commercial markets. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•
our ability to achieve a successful marketing position for the AMD Athlon XP microprocessor, which relies on market acceptance of a metric based on overall processor performance versus processor speed;

•
our ability to maintain average selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundling of microprocessors, motherboards, chipsets and combinations thereof;

•	our ability to continue offering new higher performance microprocessors competitive with Intel’s Pentium 4 processor;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we are able to ramp production in Dresden Fab 30 on 130-nanometer copper interconnect process technology;

•	our ability to expand our chipset and system design capabilities;

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors; and

•
the use and market acceptance of a non-Intel processor bus, adapted by us from Digital Equipment Corporation’s EV6 bus, in the design of our seventh-generation and future generation microprocessors, and the availability of chipsets from vendors who will develop, manufacture and sell chipsets with the EV6 interface in volumes required by us.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the continuing success of the AMD Athlon and AMD Duron microprocessors, our seventh-generation processors, and the success of future generations of microprocessors.

We plan to introduce our eighth-generation of microprocessors at the end of 2002. Shipments of our eighth-generation processors for desktops and notebooks, AMD Athlon processors, are planned to begin in the fourth quarter of 2002. Shipments of our eighth-generation enterprise class processor for workstations and servers, the AMD Opteron™ processor, are planned to begin in the first half of 2003. These processors will be produced in Dresden Fab 30 on 130-nanometer process technology employing silicon on insulator (SOI) technology. These processors are designed to provide high performance for both 32-bit and 64-bit applications. The success of our eighth-generation processors are subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies in the volume and with the performance and feature set required by customers, market acceptance of them and the availability of motherboards and chipsets designed for our eighth-generation processors.

If we fail to achieve continued and expanded market acceptance of our seventh-generation microprocessors or if we fail to introduce in a timely manner, or achieve market acceptance for, our eighth-generation microprocessors, we may be materially adversely affected.

Intel Corporation’s Dominance of the PC Processor Market May Limit Our Ability to Compete Effectively in that Market.    Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel’s competitors. In addition, the financial strength of Intel allows it to market its product aggressively, target our customers and our channel partners with special incentives and discipline customers who do business with us. These aggressive activities can result in lower average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

•	pricing and allocation strategies;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system (BIOS) suppliers; and

•	user brand loyalty.

We expect Intel to maintain its dominant position in the marketplace as well as to continue to invest heavily in research and development, new manufacturing facilities and other technology companies.

Intel also dominates the PC system platform. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology.

In marketing our microprocessors to these OEMs and dealers, we depend on companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for seventh- and eighth-generation microprocessors will depend on our ability to ensure that the microprocessors can be used in PC platforms designed to support our microprocessors or that platforms are available that support both Intel processors and our microprocessors. A failure of the designers and producers of motherboards, chipsets, processor modules and other system components to support our microprocessor offerings would have a material adverse effect on us.

The Cyclical Nature of the Semiconductor Industry May Limit Our Ability to Maintain or Increase Revenue and Profit Levels During Industry Downturns.    The semiconductor industry is highly cyclical, to a greater extent than other less dynamic or less technology-driven industries. In the past, including during 2001 and currently, our financial performance has been negatively affected by significant downturns in the semiconductor industry as a result of:

•	the cyclical nature of the demand for the products of semiconductor customers;

•	excess inventory levels by customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If current conditions do not improve in the near term or if these or other conditions in the semiconductor industry occur in the future, we will be adversely affected.

Fluctuations in the Personal Computer Market May Continue to Materially Adversely Affect Us.    Our business is closely tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace have materially adversely affected us, including the industry downturn experienced during 2001 and currently, and may materially adversely affect us in the future.

Worldwide Economic and Political Conditions May Affect Demand for Our Products.    The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for our microprocessors, Flash memory devices and other integrated circuits. Similarly, a continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us.

If We Were to Lose Microsoft Corporation’s Support for Our Products or Its Logo License, Our Ability to Market Our Processors May be Materially Adversely Affected.    Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for our x86 instruction sets, including our x86-64 technology that will be introduced with our eighth-generation AMD Athlon and AMD Opteron processors, independent software providers may forego designing their software applications to take advantage of our innovations. In addition, we have entered into logo license agreements with Microsoft that allow us to label our products as “Designed for Microsoft Windows,” which expire in November 2002. If we fail to retain the support and certification of Microsoft or if we are unable to renew or renegotiate the license agreements on acceptable terms, our ability to market our processors could be materially adversely affected.

We Plan for Significant Capital Expenditures in 2002 and Beyond and if We Cannot Generate that Capital Internally or Obtain it Externally, We May Be Materially Adversely Affected.    We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including $850 million in 2002. These capital expenditures will be a substantial drain on our cash flow and may also decrease our cash balances. To the extent that we cannot generate the required capital internally or obtain such capital externally, we could be materially adversely affected.

In March 1997, our indirect wholly owned subsidiary, AMD Saxony, entered into a loan agreement and other related agreements with a consortium of banks led by Dresdner Bank AG. These agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. We currently estimate that the construction and facilitization costs of Dresden Fab 30 will be $2.5 billion when fully equipped by the end of 2003. We had invested $1.9 billion as of March 31, 2002. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the loan agreement, which would permit acceleration of indebtedness.

We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.2 billion when fully equipped. As of March 31, 2002, approximately $1.5 billion of this cost had been funded. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI had requested an advance of funds from Fujitsu to avoid default under the Credit Facility. Although we disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee, Fujitsu has indicated its belief that we are obligated to pay the full $125 million. If we are unable to fulfill our obligations with respect to FASL, our business could be materially and adversely affected.

While the FASL joint venture has been successful to date, there can be no assurance that Fujitsu and AMD will elect to continue the joint venture in its present form or at all.

Our Inability to Quickly Adapt to Significant Fluctuations in Demand for Our Products Relative to the Capacity of Our Manufacturing Facilities Could Have a Material Adverse Effect on Us.    Because we cannot quickly adapt our manufacturing capacity to rapidly changing market conditions, at times we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by making significant capital investments in Dresden Fab 30, Fab 25, FASL JV3 and our test and assembly facility in Suzhou, China. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings.

There may also be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us.

At this time, the most significant risk is that we will have underutilized capacity in Fab 25 as we continue to transition the production of microprocessors out of Fab 25 and into Dresden Fab 30 and as we convert Fab 25 to a Flash memory device production facility while demand for flash memory products remains depressed.

Further, during periods where we are implementing new process technologies, our manufacturing facilities may not be fully productive. For example, as we convert Fab 25 to Flash memory device production, Fab 25 will not be fully productive. Similarly, Dresden Fab 30 is expected to be fully transitioned to 130-nanometer technology by the end of 2002 and fully facilitized by the end of 2003. During these processes, Dresden Fab 30 will not be fully productive. A substantial delay in the successful conversion of Fab 25 or the technology transition and facilitization of Dresden Fab 30 could have a material adverse effect on us.

We Cannot Be Certain that Our Substantial Investments in Research and Development of Process Technologies Will Result in the Leading Edge Technologies We Need to Fabricate Our Products.    We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of SOI technology is critical to the Hammer family of microprocessors. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products.

Any Substantial Interruption of or Problems with Our Manufacturing Operations Could Materially Adversely Affect Us.    Any substantial interruption of our manufacturing operations, either as a result of a labor dispute, equipment failure or other cause, could materially adversely affect us. Further, manufacturing yields may be adversely affected by, among other things, errors and interruptions in the fabrication process, defects in raw materials, implementation of new manufacturing processes, equipment performance and process controls. A decline in manufacturing yields may have a material adverse effect on our earnings.

If Our Products Are Not Compatible with Some or All Industry-Standard Software and Hardware, We Could be Materially Adversely Affected.    It is possible that our products may not be compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially adversely affected. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on us.

Costs Related to Defective Products Could Have a Material Adverse Effect on Us.    It is possible that one or more of our products may be found to be defective after the product has been shipped to customers in volume. The cost of a recall, software fix, product replacements and/or product returns may be substantial and could have a material adverse effect on us. In addition, modifications needed to fix the defect may impede performance of the product.

If Essential Raw Materials Are Not Available to Manufacture Our Products, We Could Be Materially Adversely Affected.    Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we might have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

Our Operations in Foreign Countries Are Subject to Political and Economic Risks, Which Could Have a Material Adverse Effect on Us.    Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China; Japan; and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations. The political and economic risks associated with our operations in foreign countries include:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting our intellectual property;

•	changes in foreign currency exchange rates and currency controls;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs;

any of which may have a material adverse effect on us.

Our Inability to Continue to Attract and Retain Key Personnel May Hinder Our Product Development Programs.    Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. If we are not able to continue to attract, retain and motivate qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be otherwise adversely affected.

Our Operating Results are Subject to Substantial Quarterly, Annual and Seasonal Fluctuations.    Our operating results are subject to substantial quarterly and annual fluctuations due to a variety of factors, including decreases in average selling prices of our products, general worldwide economic conditions, the gain or loss of significant customers, market acceptance of our products and new product introductions by us or our competitors. In addition, changes in the mix of products produced and sold in the mix of sales by distribution channels, in the availability and cost of products from our suppliers or in production capacity and manufacturing yields can contribute to periodic fluctuations in operating results.

Our operating results also tend to vary seasonally. Our revenues are generally lower in the first, second and third quarters of each year than in the fourth quarter. This seasonal pattern is largely a result of decreased demand in Europe during the summer months and higher demand in the retail sector of the PC market during the winter holiday season.

Our Inability to Adapt to the Rapid Technological Change Characteristic of the Market for Our Products Could Materially Adversely Affect Us.    The market for our products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Our success depends substantially on our ability, on a cost-effective and timely basis, to continue to enhance our existing products, develop and introduce new products that take advantage of technological advances and meet the demands of our customers.

Intense Competition in the Integrated Circuit Industry May Materially Adversely Affect Us.    The integrated circuit industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market and successive generations of products are developed and introduced for sale. Failure to reduce our costs on existing products or to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins, would have a material adverse effect on us.

Our Customers Can Cancel or Revise Purchase Orders Without Penalty. We Must Commit Resources to the Manufacture of Products Without Any Advance Purchase Commitments from Customers, Which Could Result in Excess Costs to Us.    Sales of our products are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time, which may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without any advance purchase commitments from customers. Therefore, the failure of demand for our products to match the supply of our products could result in the expenditure of excess costs, which could have a material adverse effect on us.

Our Obligations Under Specific Provisions in our Agreements with Distributors Expose Us to Material Adverse Effects When We Experience an Unexpected Significant Decline in the Price of Our Products.    Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally allow for the return of our products. The price protection and return rights we offer to our distributors could materially adversely affect us if there is an unexpected significant decline in the price of our products.

If We Cannot Adequately Protect Our Technology or Other Intellectual Property, in the United States and Abroad, Through Patents, Copyrights, Trade Secrets, Trademarks and Other Measures, We May Lose a Competitive Advantage and Incur Significant Expenses.    We may not be able to adequately protect our technology or other intellectual property, in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Further, patent applications that we file may not be issued. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property on a worldwide basis.

From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that all necessary licenses can be obtained on satisfactory terms, if at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us and others will always be avoided or successfully concluded.

Our Inability to Effectively Transition to a New Enterprise Resource Planning Program Could Have a Material Adverse Effect on Us.    We are currently in the process of transitioning to an SAP software system as our new enterprise resource planning system, which is intended to provide an integrated information system to serve all of AMD. The first phase of the implementation was successfully completed in January 2002. Future phases of the implementation are expected to occur through 2003. We are heavily dependent on the proper function of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. If we encounter unforeseen problems with respect to the system operations or future implementations, we could be materially adversely affected.

Failure to Comply with Applicable Environmental Regulations Could Subject Us to Fines, Suspension of Production, Alteration of Our Manufacturing Operations or Regulatory Action.    Our business involves the use of hazardous materials. If we fail to comply with governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process, we may be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations. Such regulations could require us to procure expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on us. Violations of environmental laws may result in criminal and civil liabilities.

Terrorist Attacks, Such as the Attacks That Occurred in New York and Washington, DC on September 11, 2001, and Other Acts of Violence or War May Materially Adversely Affect the Markets in which We Operate, Our Operations and Our Profitability.    Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive and ultimately affect our sales.

Also as a result of terrorism, the United States has entered into an armed conflict that could have a further impact on our sales, our supply chain, and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in or exacerbate economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs, volatility of the market price for our securities and on the future price of our securities.

Our Corporate Headquarters, Research and Development Activities and Other Critical Business Operations Are Located in an Earthquake Zone and these Operations Could Be Interrupted in the Event of an Earthquake.    Our corporate headquarters, research and development activities related to process technologies and certain other critical business operations are located near major earthquake fault lines. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

We Have a Substantial Amount of Debt and Debt Service Obligations, Which Could Adversely Affect Our Financial Position.    Our Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million and currently expires on July 14, 2003. Under this agreement, we can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of cash we hold in the United States declines to certain levels. Our obligations under this agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of March 31, 2002, there was no outstanding amount under the Loan Agreement.

Our indirect wholly owned subsidiary, AMD Saxony, is a party to a loan agreement and other related agreements with a consortium of banks led by Dresdner Bank AG. These agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Loan Agreement, which would permit acceleration of indebtedness under both agreements. In addition, the Dresden Loan Agreement prohibits AMD Saxony from paying any dividends, so cash held by AMD Saxony will not be available for the repayment of the debentures.

To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. If we are unable to fulfill our obligations to FASL, our business could be materially and adversely affected. In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI had requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to our obligations under the Guarantee. However, to date we have not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, we continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee. While we continue to discuss this matter with Fujitsu, we cannot at this time reasonably predict its outcome including any amounts we might be required to pay Fujitsu, and, therefore, have not recorded any liability in our consolidated financial statements associated with the Guarantee.

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures Due 2022 (the Debentures). The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent.

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Loan Agreement in an amount sufficient to enable us to pay our debt or Debentures, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the Debentures, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our Loan Agreement or the Debentures, on commercially reasonable terms or at all.

We may incur substantial additional debt in the future. As of March 31, 2002, we had the ability to borrow $200 million under the Loan Agreement. If new debt is added to our and our subsidiaries’ current debt levels, the risk of our inability to repay our debt, including the Debentures, could intensify.

The Price of Our Common Stock Continues to Be Highly Volatile.    Based on the trading history of our common stock, we believe that the following factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially:

•	quarterly fluctuations in our operating and financial results;

•	announcements of new technologies, products and/or pricing by us or our competitors;

•	the pace of new process technology and product manufacturing ramps;

•	fluctuations in the stock price and operating results of our competitors, particularly Intel;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	changes in the ratings of our debentures or other securities;

•	production yields of key products; and

•	general conditions in the semiconductor industry.

In addition, an actual or anticipated shortfall in revenue, gross margins or earnings from securities analysts’ expectations could have an immediate effect on the trading price of our common stock. Technology company stocks in general have experienced extreme price and volume fluctuations that are often unrelated to the operating performance of the companies. Market volatility may adversely affect the market price of our common stock, which could affect the price of our debentures and limit our ability to raise capital or to make acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The debentures bear interest at a rate of 4¾ percent per annum. The debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 43 shares of our common stock. We intend to use the net proceeds generated from the offering for capital expenditures, working capital, and general corporate purposes.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

PART II.    OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent. The debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 43 shares of our common stock. We intend to use the net proceeds generated from the offering for capital expenditures, working capital, and general corporate purposes.

Credit Suisse First Boston and Salomon Smith Barney acted as initial purchasers of the debentures.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

*10.52	Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation.

(b)	Reports on Form 8-K

1.	A Current Report on Form 8-K dated January 16, 2002, reporting under Item 5—Other Events, was filed announcing our fourth quarter results.

2.
A Current Report on Form 8-K dated January 23, 2002, reporting under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, was filed announcing our intention to offer $500,000,000 in principal amount of Convertible Senior Debentures to be issued pursuant to Rule 144A.

3.
A Current Report on Form 8-K dated January 24, 2002, reporting under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, was filed announcing the pricing of a private offering of $500 million aggregate principal amount of 4¾% Convertible Senior Debentures due 2022.

4.
A Current Report on Form 8-K dated January 29, 2002, reporting under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, was filed announcing the closing of a private offering of $500 million aggregate principal amount of 4¾% Convertible Senior Debentures due 2002.

*	Confidential treatment has been requested with respect to certain parts of this exhibit.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2002	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer Signing on behalf of the registrant and as the principal accounting officer