Form 10-Q/A
period 2002-03-31
ADVANCED MICRO DEVICES INC
filed 2002-08-02
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number:  1-7882

ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place Sunnyvale, California	94086

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 732-2400

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares of $0.01 par value common stock outstanding as of May 3, 2002:  341,457,931

EXPLANATORY NOTE.

The registrant’s sole purpose for filing this Form 10-Q/A is to file a revised Exhibit 10.52.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

**10.52	Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation.

(b)  Reports on Form 8-K

1.	A Current Report on Form 8-K dated January 16, 2002, reporting under Item 5—Other Events, was filed announcing our fourth quarter results.

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

**	Confidential treatment has been granted with respect to certain parts of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2002	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer Signing on behalf of the registrant and as the principal accounting officer

3