Form 10-Q
period 2002-06-30
ADVANCED MICRO DEVICES INC
filed 2002-08-13
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-7882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place Sunnyvale, California	94088
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 732-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

The number of shares of $0.01 par value common stock outstanding as of July 19, 2002: 342,322,902

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$600,299	$985,264	$1,502,372	$2,174,011
Expenses:
Cost of sales	558,290	636,199	1,145,164	1,351,029
Research and development	178,425	171,114	350,307	328,874
Marketing, general and administrative	160,248	156,291	317,108	305,429

	896,963	963,604	1,812,579	1,985,332

Operating income (loss)	(296,664)	21,660	(310,207)	188,679
Interest income and other, net	8,661	12,308	18,199	31,131
Interest expense	(15,729)	(20,199)	(27,887)	(41,844)

Income before income taxes and equity in net income (loss) of joint venture	(303,732)	13,769	(319,895)	177,966
Provision (benefit) for income taxes	(121,493)	3,717	(125,534)	56,260

Income (loss) before equity in net income (loss) of joint venture	(182,239)	10,052	(194,361)	121,706
Equity in net income (loss) of joint venture	(2,699)	7,300	260	20,483

Net income (loss)	$(184,938)	$17,352	$(194,101)	$142,189

Net income (loss) per common share:
Basic	$(0.54)	$0.05	$(0.57)	$0.44

Diluted	$(0.54)	$0.05	$(0.57)	$0.43

Shares used in per share calculation:
Basic	341,782	330,120	341,294	322,234

Diluted	341,782	340,533	341,294	332,183

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands except per share amounts)

	June 30, 2002	December 30, 2001*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$506,191	$427,288
Short-term investments	593,752	442,709

Total cash, cash equivalents and short-term investments	1,099,943	869,997
Accounts receivable, net of allowance for doubtful accounts	534,929	659,783
Inventories:
Raw materials	39,321	26,489
Work-in-process	116,205	236,679
Finished goods	224,552	117,306

Total inventories	380,078	380,474
Deferred income taxes	236,152	155,898
Prepaid expenses and other current assets	166,963	286,957

Total current assets	2,418,065	2,353,109
Property, plant and equipment, at cost:
Land	47,808	33,207
Buildings and leasehold improvements	1,258,840	1,461,228
Equipment	4,884,883	4,162,652
Construction in progress	592,477	469,191

Total property, plant and equipment	6,784,008	6,126,278
Accumulated depreciation and amortization	(3,849,131)	(3,387,140)

Property, plant and equipment, net	2,934,877	2,739,138
Investment in joint venture	378,164	363,611
Other assets	171,936	191,384

	$5,903,042	$5,647,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$258,641	$304,990
Accrued compensation and benefits	128,641	129,042
Accrued liabilities	343,289	443,995
Income taxes payable	37,824	56,234
Deferred income on shipments to distributors	38,381	47,978
Notes payable to banks	82,424	63,362
Current portion of long-term debt, capital lease obligations and other	284,936	268,336

Total current liabilities	1,174,136	1,313,937
Deferred income taxes	75,438	105,305
Long-term debt, capital lease obligations and other, less current portion	1,141,060	672,945

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 authorized; 342,286,797 shares issued and outstanding at June 30, 2002 and 340,502,883 at December 30, 2001	3,423	3,405
Capital in excess of par value	1,984,110	1,966,374
Treasury stock, at cost: 6,310,580 shares	(77,157)	(77,157)
Retained earnings	1,601,579	1,795,680
Accumulated other comprehensive income (loss)	453	(133,247)

Total stockholders’ equity	3,512,408	3,555,055

	$5,903,042	$5,647,242

*	Amounts as of December 30, 2001 were derived from the December 30, 2001 audited financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)
	Six Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net income (loss)	$(194,101)	$142,189
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	331,138	303,089
Amortization	26,077	9,287
Provision for doubtful accounts	1,860	398
Net change in deferred income taxes	(97,761)	23,798
Foreign grant and subsidy income	(28,831)	(24,749)
Net loss on disposal of property, plant and equipment	17,015	18,862
Net realized gain on sale of available-for-sale securities	(702)	—
Undistributed income of joint venture	(260)	(20,483)
Recognition of deferred gain on sale of building	(840)	(841)
Net compensation recognized under employee stock plans	1,654	2,860
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	123,049	(181,368)
Decrease (increase) in inventories	550	(64,718)
Decrease (increase) in prepaid expenses	(44,646)	2,147
Decrease in other assets	145,500	47,209
Decrease (increase) in tax refund receivable and tax payable	15,290	(37,887)
Refund of customer deposits under purchase agreements	(30,000)	(39,000)
Decrease in payables and accrued liabilities	(161,819)	(162,564)
Decrease in accrued compensation	(399)	(51,290)
Income tax benefit from employee stock option exercises	—	4,480

Net cash provided by (used in) operating activities	102,774	(28,581)

Cash flows from investing activities:
Purchases of property, plant and equipment	(371,410)	(377,818)
Proceeds from sale of property, plant and equipment	2,240	367
Cash paid for the acquisition of Alchemy, net of cash acquired	(26,509)	—
Purchases of available-for-sale securities	(2,729,547)	(2,190,266)
Proceeds from sales/maturities of available-for-sale securities	2,611,547	2,205,171
Investment in joint venture	—	(122,356)

Net cash used in investing activities	(513,679)	(484,902)

Cash flows from financing activities:
Proceeds from borrowings	581,784	327,117
Payments on debt and capital lease obligations	(184,734)	(47,598)
Debt issuance cost	(14,057)	—
Proceeds from foreign grants	74,781	18,660
Proceeds from issuance of stock and other	16,099	32,623

Net cash provided by financing activities	473,873	330,802
Effect of exchange rate changes on cash and cash equivalents	15,935	(16,276)

Net increase (decrease) in cash and cash equivalents	78,903	(198,957)
Cash and cash equivalents at beginning of period	427,288	591,457

Cash and cash equivalents at end of period	$506,191	$392,500

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17,212	$26,458

Income taxes	$23,342	$50,996

Supplemental disclosures of non-cash financing activities:
Redemption of convertible debt	$—	$516,860

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2002. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 30, 2002 and July 1, 2001 each included 13 weeks. The six months ended June 30, 2002 and July 1, 2001 each included 26 weeks.

2.    New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) at the beginning of the 2002 fiscal year. The adoption of these standards did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is applied prospectively upon adoption and, as a result, would not have a material impact on the Company’s current financial position or results of operations.

3.    Available-For-Sale Securities

The following is a summary of the available-for-sale securities held by the Company as of June 30, 2002:

(Thousands)	Cost	Fair Market Value
Cash equivalents:
Commercial paper	$32,724	$32,977
Money market funds	149,458	149,487
Federal agency notes	786	786

Total cash equivalents	$182,968	$183,250

Short-term investments:
Bank notes	$22,686	$22,949
Corporate notes	212,109	213,833
Money market auction rate preferred stocks	99,216	99,355
Federal agency notes	251,367	252,603
Tax exempt money market fund	5,000	5,012

Total short-term investments	$590,378	$593,752

Long-term investments:
Equity investments	$11,571	$14,200
Commercial paper	10,000	10,000
Federal agency notes	2,463	2,463

Total long-term investments (included in other assets)	$24,034	$26,663

The Company realized a net gain on the sale of available-for-sale securities of $0.7 million in the first six months of 2002.

4.    Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt. For the three and six month periods ended June 30, 2002, 21 million and 18 million shares, respectively, of common stock issuable upon the assumed conversion of convertible debt were anti-dilutive and were not included in the calculation of diluted net income (loss) per share due to recorded net losses. For the three and six month periods ended June 30, 2002, outstanding stock options representing 3 million and 5 million shares, respectively, were not included in the calculation of diluted net income (loss) per share, as the effect would also be anti-dilutive. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended		Six Months Ended
(Thousands except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Numerator:
Numerator for basic income (loss) per common share	$(184,938)	$17,352	$(194,101)	$142,189

Denominator:
Denominator for basic income (loss) per share— weighted-average shares	341,782	330,120	341,294	322,234
Effect of dilutive securities:
Employee stock options	—	10,413	—	9,949

Dilutive potential common shares	—	10,413	—	9,949

Denominator for diluted income (loss) per common share—adjusted weighted-average shares	341,782	340,533	341,294	332,183

Net income (loss) per common share:
Basic	$(0.54)	$0.05	$(0.57)	$0.44

Diluted	$(0.54)	$0.05	$(0.57)	$0.43

5.    Investment in Joint Venture

In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit (IC) manufacturing facilities in Aizu-Wakamatsu, Japan, for the production of Flash memory devices. The Company’s share of FASL is 49.992 percent, and the investment is accounted for under the equity method. At June 30, 2002, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the investment in FASL of $27.2 million.

The following are the significant FASL related party transactions and balances, which have been included in the Company’s consolidated financial statements:

	Quarter Ended		Six Months Ended
(Thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Royalty income	$8,265	$10,604	$15,541	$24,949
Purchases	88,382	129,027	175,881	288,754

(Thousands)	June 30, 2002	December 30, 2001
Royalty receivable	$7,107	$6,962
Accounts payable	3,075	37,957

The following is condensed unaudited financial data of FASL:

	Quarter Ended		Six Months Ended
(Thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$171,896	$250,294	$341,181	$566,761
Gross profit (loss)	(5,491)	28,521	43,704	92,533
Operating income (loss)	(6,412)	27,018	41,944	89,994
Net income (loss)	(28,289)	15,717	(4,243)	52,292

The Company’s share of FASL net income (loss) set forth above differs from the equity in net income (loss) of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from intercompany profit eliminations, which are reflected on the Company’s consolidated statements of operations. The Company has never received cash dividends from its investment in FASL.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, the Company agreed to guarantee the repayment of up to $125 million to Fujitsu in connection with its obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility due to the downturn of the Flash memory market. On March 26, 2002, the Company received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to the Company’s obligations under the Guarantee. However, to date, the Company has not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, the Company continues to disagree with Fujitsu as to the amount, if any, of the Company’s obligations under the Guarantee. While the Company continues to discuss this matter with Fujitsu, the Company cannot at this time reasonably predict its outcome including any amounts the Company might be required to pay Fujitsu, and therefore, has not recorded any liability in its consolidated financial statements associated with the Guarantee.

6.    Segment Reporting

AMD operates in two reportable segments: the Core Products and Foundry Services segments. The Core Products segment includes PC processors, Memory products and Other IC products. The Foundry Services segment includes fees for services provided to Legerity, Inc., the Company’s former voice communication products subsidiary, and Vantis Corporation, the Company’s former programmable logic subsidiary. The following table is a summary of sales and operating income (loss) by segment with a reconciliation to net income (loss) for the quarters and six months ended June 30, 2002 and July 1, 2001:

	Quarter Ended		Six Months Ended
(Thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Segment net sales:
Core Products segment	$593,869	$955,455	$1,483,989	$2,102,595
Foundry Services segment	6,430	29,809	18,383	71,416

Total segment net sales	$600,299	$985,264	$1,502,372	$2,174,011

Segment operating income (loss):
Core Products segment	$(289,206)	$27,787	$(301,746)	$193,996
Foundry Services segment	(7,458)	(6,127)	(8,461)	(5,317)

Total segment operating income (loss)	(296,664)	21,660	(310,207)	188,679

Interest income and other, net	8,661	12,308	18,199	31,131
Interest expense	(15,729)	(20,199)	(27,887)	(41,844)
Benefit (provision) for income taxes	121,493	(3,717)	125,534	(56,260)
Equity in net income (loss) of joint venture	(2,699)	7,300	260	20,483

Net income (loss)	$(184,938)	$17,352	$(194,101)	$142,189

7.    Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
(Thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income (loss)	$(184,938)	$17,352	$(194,101)	$142,189

Net change in cumulative translation adjustments	138,745	(23,558)	101,356	(40,940)
Net change in unrealized gains (losses) on cash flow hedges	40,290	(3,831)	33,418	(11,648)
Unrealized gains (losses) on available-for-sale securities	91	498	(1,077)	(10,492)

Other comprehensive income (loss)	179,126	(26,891)	133,697	(63,080)

Comprehensive income (loss)	$(5,812)	$(9,539)	$(60,404)	$79,109

The components of accumulated other comprehensive income (loss) are as follows:

(Thousands)	June 30, 2002	December 30, 2001
Unrealized gain on investments, net of tax	$3,994	$5,071
Net unrealized gains (losses) on cash flow hedges, net of tax	30,019	(3,399)
Cumulative translation adjustments	(33,560)	(134,919)

	$453	$(133,247)

8.    Senior Convertible Debt

On January 29, 2002, the Company closed a private offering of $500 million aggregate principal amount of its 4¾% Convertible Senior Debentures (the Debentures) Due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The Company intends to use the net proceeds generated from the offering for capital expenditures, working capital and general corporate purposes.

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

The debentures will be redeemable by the Company for cash at specified prices declining to 100 percent of the principal amount plus accrued and unpaid interest at the Company’s option beginning on February 5, 2005, provided that the Company may not redeem the debentures prior to February 1, 2006 unless the last reported sale price of the Company’s common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

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

9.    Business Acquisition

On February 19, 2002, the Company completed the acquisition of Alchemy Semiconductor, Inc., (Alchemy) a privately held company, for approximately $30 million in cash consideration to Alchemy stockholders. Alchemy designs, develops and markets low-power, high performance microprocessors for personal connectivity devices such as personal digital assistants (PDAs), web tablets and portable and wired Internet access devices and gateways.

The Company has accounted for the acquisition using the purchase method, and the results of operations of Alchemy have been included in the Company’s operations since acquisition. Approximately $2.9 million of the purchase price represented acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. The $2.9 million was expensed upon the acquisition of Alchemy. In addition, the Company recorded $18.7 million of goodwill based on the residual difference between the amount paid and the fair values assigned to identified tangible and intangible assets using an independent valuation. The Company adopted SFAS 141 and SFAS 142 at the beginning of 2002. Pursuant to SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed annually for impairment.

10.    Restructuring and Other Special Charges

The Company announced a restructuring plan on September 25, 2001, due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. In connection with the plan, the Company closed Fabs 14 and 15 in Austin, Texas in June 2002. These facilities supported certain of the Company’s older products and its Foundry Service operations, which are being discontinued as part of the plan. The Company also reorganized related manufacturing facilities and reduced related activities primarily in Penang, Malaysia along with associated administrative support.

The restructuring plan will result in the reduction of approximately 2,240 direct manufacturing and related administrative support positions by the end of the third quarter of 2002. Approximately 750 of these positions were associated with closing Fabs 14 and 15 in Austin. The balance of the reductions resulted from reorganizing activities primarily in Penang, Malaysia.

Pursuant to the September 25, 2001 plan, the Company recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $12.3 million and $3.2 million of anticipated exit costs to close facilities in Austin and Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment and have been incurred as a result of the Company’s decision to implement the restructuring plan. Management determined the fair value of the affected equipment based on market conditions and certain information obtained from third parties.

The following table summarizes activity under the plan through June 30, 2002:

(Thousands)	Severance and Employee Benefits	Facilities and equipment impairment	Facility and equipment decommission costs	Other facility exit costs	Total
Q3 2001 charges	$34,105	$39,000	$15,500	$700	$89,305
Non-cash charges	—	(39,000)	—	—	(39,000)
Cash charges	—	—	—	—	—

Accruals at September 30, 2001	34,105	—	15,500	700	50,305
Cash charges	(7,483)	—	—	(54)	(7,537)

Accruals at December 30, 2001	26,622	—	15,500	646	42,768
Cash charges	(9,678)	—	(420)	—	(10,098)

Accruals at March 31, 2002	16,944	—	15,080	646	32,670
Cash charges	(11,546)	—	—	—	(11,546)

Accruals at June 30, 2002	$5,398	$—	$15,080	$646	$21,124

As of June 30, 2002, 2,205 employees were terminated resulting in cash payments of approximately $29 million in severance and employee benefit costs. The remaining severance cash payments will be made by the end of the third quarter of 2002.

The plan will be substantially completed by the end of the third quarter of 2002, with the exception of the remaining decommissioning expenses, which will be paid over the course of the next 12 months.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to produce AMD Athlon™ and AMD Duron™ microprocessors with the performance and in the volume required by customers on a timely basis; our ability to maintain average selling prices of seventh-generation microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability and the ability of third parties to provide timely infrastructure solutions (motherboards and chipsets) to support our microprocessors; our ability to increase customer and market acceptance of our seventh- and eighth-generation microprocessors; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transitions in our submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing, construction and utilization of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See “Financial Condition” and “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 30, 2001 and December 31, 2000 and for each of the three years in the period ended December 30, 2001 as filed in our Annual Report on Form 10-K.

AMD, the AMD Arrow logo, and combinations thereof, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron and MirrorBit are either trademarks or registered trademarks of Advanced Micro Devices, Inc. in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

We participate in all three technology areas within the digital integrated circuit (IC) market—microprocessors, memory circuits and logic circuits—through our Core Products and Foundry Services segments. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include embedded processors, networking products, personal connectivity solutions products and platform products, which primarily consists of chipsets. Our Foundry Services segment consists of service fees from Legerity, Inc. and Vantis Corporation.

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

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 30, 2002, March 31, 2002 and July 1, 2001 each included 13 weeks. The six months ended June 30, 2002 and July 1, 2001 each included 26 weeks.

The following is a summary of our net sales by segment for the periods presented below:

	Quarter Ended			Six Months Ended
(Millions)	June 30, 2002	March 31, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Core Products segment:
PC Processors	$380	$684	$588	$1,064	$1,249
Memory Products	175	160	316	$335	727
Other IC Products	39	46	51	85	126

	594	890	955	1,484	2,102
Foundry Services segment	6	12	30	18	72

	$600	$902	$985	$1,502	$2,174

Net Sales Comparison of Quarters Ended June 30, 2002 and March 31, 2002

Net sales of $600 million for the second quarter of 2002 decreased by 33 percent compared to net sales of $902 million for the first quarter of 2002.

During the second quarter of 2002, PC processors net sales of $380 million decreased by 44 percent compared to the first quarter of 2002 due to declines in both average selling prices and unit sales. The decline in unit sales from approximately 8 million in the first quarter of 2002 to approximately 6 million in the second quarter of 2002 reflected a weaker than expected PC market. The decline in our average selling prices of approximately 28% from the first quarter of 2002 was principally due to a shift in the mix of products sold. In the third quarter of 2002, we expect unit shipments of PC processors to follow seasonal patterns, which generally show increases from second quarter levels. Our ability to increase PC processor revenue in the third quarter of 2002 depends upon customer demand for the newest versions of the AMD Athlon processors, resulting in an increase of average selling prices and an increase in unit shipments of our PC processors.

Memory products net sales of $175 million increased by 9 percent in the second quarter of 2002 compared to the first quarter of 2002 due to an increase in unit shipments based on the strength of the high-end mobile phone market. This increase was partially offset by a continuing decline in average selling prices, although at a slower rate of decline than in preceding quarters. In the third quarter of 2002, we expect sequential sales growth of Flash memory devices due to an improving product portfolio.

Other IC products net sales of $39 million decreased by 17 percent in the second quarter of 2002 compared to the first quarter of 2002 primarily due to a decline in sales of platform products, embedded processors and networking products.

Foundry Services segment service fees of $6 million decreased by 50 percent in the second quarter of 2002 compared to the first quarter of 2002.

Net Sales Comparison of Quarters Ended June 30, 2002 and July 1, 2001

Net sales of $600 million for the second quarter of 2002 decreased by 39 percent compared to net sales of $985 million for the second quarter of 2001.

PC processors net sales of $380 million decreased by 35 percent in the second quarter of 2002 compared to the same quarter of 2001 primarily due to lower unit sales and average selling prices of our seventh-generation microprocessors.

Memory products net sales of $175 million decreased by 45 percent in the second quarter of 2002 compared to the same quarter of 2001 due to a decline in average selling prices as a result of the sustained weakness in the communications and networking equipment industries, partially offset by an increase in unit shipments.

Other IC products net sales of $39 million in the second quarter of 2002 decreased by 25 percent compared to the same quarter of 2001 primarily due to decreased net sales from embedded processors and platform products.

Foundry Services segment service fees of $6 million in the second quarter of 2002 decreased by 80 percent compared to the same quarter of 2001.

Net Sales Comparison of Six Months Ended June 30, 2002 and July 1, 2001

Net sales of $1,502 million for the first six months of 2002 decreased by 31 percent compared to net sales of $2,174 million for the first six months of 2001.

PC processors net sales of $1,064 million decreased 15 percent in the first six months of 2002 compared to the same period of 2001 primarily due to decline in average selling prices and unit shipments of our seventh- generation microprocessors.

Memory products net sales of $335 million decreased by 54 percent in the first six months of 2002 compared to the same period of 2001 due to a decline in both unit shipments and average selling prices as a result of sustained broad market weakness.

The Other IC products net sales of $85 million decreased by 33 percent in the first six months of 2002 compared to the same period of 2001 primarily due to decreased net sales of embedded processors.

The Foundry Services segment service fees of $18 million in the first six months of 2002 decreased by 75 percent compared to the same period of 2001.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarter Ended			Six Months Ended
(Millions except for gross margin percentage)	June 30, 2002	March 31, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Cost of sales	$558	$587	$636	$1,145	$1,351
Gross margin percentage	7%	35%	35%	24%	38%
Research and development	$178	$172	$171	$350	$329
Marketing, general and administrative	160	157	156	317	305
Interest and other income, net	9	10	12	19	31
Interest expense	16	12	20	28	42

We operate in an industry characterized by intense competition and high fixed costs due to capital-intensive manufacturing processes, particularly the costs to build and maintain state-of-the-art wafer production facilities required for PC processors and memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in unit sales and average selling prices.

The gross margin percentage of 7 percent in the second quarter of 2002 decreased from 35 percent in the first quarter of 2002 and the second quarter of 2001. The gross margin percentage of 24 percent for the first six months of 2002 decreased from 38 percent for the same period in 2001. The decline in gross margin was primarily due to a decline in both average selling prices and unit shipments of our PC processors. Given ongoing capital investments required to expand production and to remain competitive, in order to increase our gross margins we must increase unit sales and average selling prices of our products.

Research and development expenses of $178 million in the second quarter of 2002 increased by three percent compared to the first quarter of 2002, and four percent compared to the same quarter in 2001. Research and development expenses of $350 million in the first six months of 2002 increased six percent compared to the first six months of 2001. The increase in research and development expenses was primarily due to PC processor research and development activities.

Research and development expenses and cost of sales in the second quarter of 2002 included the recognition of $4.2 and $10.8 million, respectively, of deferred credits on foreign capital grants and interest subsidies that were received from the State of Saxony for Dresden Fab 30. In the first six months of 2002, these credits totaled $7.6 and $21.2 million. In the first six months of 2001, these credits totaled $3.5 and $21.2 million.

Marketing, general and administrative expenses of $160 million in the second quarter of 2002 were relatively flat compared to $157 million in the first quarter of 2002 and $156 million in the second quarter of 2001. Marketing, general and administrative expenses of $317 million for the first six months of 2002 increased four percent compared to the first six months of 2001 primarily due to increased AMD Athlon microprocessor marketing efforts.

In the second quarter of 2002, interest and other income, net of $9 million decreased 10 percent compared to the first quarter of 2002 and 25 percent compared to the second quarter of 2001. In the first six months of 2002, interest and other income, net of $19 million decreased 39 percent compared to the first six months of 2001. The decrease in interest income was primarily due to lower interest rates and lower investment balances.

Interest expense of $16 million in the second quarter of 2002 increased 33 percent compared to the first quarter of 2002 primarily because our $500 million 4¾ percent convertible senior debentures, issued at the end of January 2002, were outstanding during the entire second quarter of 2002. Interest expense for the second quarter of 2002 decreased 20 percent compared to the same quarter of 2001 primarily due to the capitalization of interest beginning in the third quarter of 2001 associated with the expansion of Dresden Fab 30. Interest expense of $28 million in the first six months of 2002 decreased 33 percent compared to the first six months of 2001 primarily due to the capitalization of interest beginning in the third quarter of 2001 associated with the expansion of Dresden Fab 30 and the lower interest rate on our currently outstanding convertible debt.

We announced a restructuring plan on September 25, 2001, due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. In connection with the plan, we closed Fabs 14 and 15 in Austin, Texas in June 2002. These facilities supported certain of our older products and Foundry Service operations, which will be discontinued as part of our plan. We also reorganized related manufacturing facilities and reduced related activities primarily in Penang, Malaysia, along with associated administrative support.

The restructuring plan will result in the reduction of approximately 2,240 direct manufacturing and related administrative support positions by the end of the third quarter of 2002. Approximately 750 of these positions were associated with closing Fabs 14 and 15 in Austin. The balance of the reductions resulted from reorganizing activities primarily in Penang, Malaysia.

Pursuant to the September 25, 2001 plan, we recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $12.3 million and $3.2 million of anticipated exit costs to close facilities in Austin and Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment and have been incurred as a result of our decision to implement the restructuring plan. Management determined the fair value of the affected equipment based on market conditions and certain information obtained from third parties.

We recorded an additional charge of $6.9 million during the third quarter of 2001 for the impairment of inventories associated with product lines to be discontinued as part of our September 25, 2001 restructuring plan. This amount was recorded in cost of sales in our statement of operations.

Please refer to the table in footnote 10 which summarizes activity under the plan through June 30, 2002. As a result of this restructuring plan, we expect to realize overall cost reductions of $125 million on an annualized basis. The actions taken to date resulted in actual savings of approximately $11.2 million in the second quarter of 2002. As of June 30, 2002, 2,205 employees had been terminated resulting in cash payments of approximately $29 million in severance and employee benefit costs. The remaining severance cash payments will be made in the third quarter of 2002.

The plan will be substantially completed by the end of the third quarter of 2002, with the exception of the remaining decommissioning expenses, which will be paid over the course of the next 12 months.

Income Tax

We recorded an income tax benefit of $122 million in the second quarter of 2002 and an income tax provision of $4 million in the second quarter of 2001. The effective tax rates for the quarter and six months ended June 30, 2002 were 40 percent and 39 percent, reflecting the benefits of tax credits and low-taxed foreign income. The effective tax rates for the quarter and six months ended July 1, 2001 were 27 percent and 32 percent, reflecting similar tax benefits.

Other Items

International sales as a percent of net sales were 72 percent in the second quarter of 2002 compared to 65 percent in the first quarter of 2002 and 61 percent in the same quarter of 2001. International sales as a percent of net sales were 68 percent in the first six months of 2002 compared to 62 percent in the first six months of 2001. During the second quarter of 2002, approximately one percent of our net sales were denominated in foreign currencies, the same as in the first quarter of 2002. We do not have sales denominated in local currencies in countries that have highly inflationary economies.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

	Quarter Ended			Six Months Ended
(Millions)	June 30, 2002	March 31, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Core Products	$(289)	$(13)	$28	$(302)	$194
Foundry Services	(7)	(1)	(6)	(8)	(5)

Total segment operating income (loss)	$(296)	$(14)	$22	$(310)	$189

Core Products’ operating results for the second quarter of 2002 decreased $276 million compared to the first quarter of 2002 and $316 million compared to the same quarter of 2001. Core Products’ operating results in the first six months of 2002 decreased $496 million compared to the first six months of 2001. The change in operating results was primarily due to a decline in both average selling prices and unit shipments of our PC processors.

FINANCIAL CONDITION

Net cash provided by operating activities was $103 million in the first six months of 2002 as a result of non-cash charges, including $357 million of depreciation and amortization, $17 million of net loss on disposal of property, plant and equipment and other cash provided by operating activities of approximately $48 million due to net changes in operating assets and liabilities, offset by our year-to-date net loss of $194 million and non cash credits of $127 million from net changes in deferred income taxes and foreign grant and subsidy income.

Accounts receivable decreased at a slower rate than the decrease in our revenue resulting in an increase in days sales outstanding. This was caused by the overall economic slowdown whereby customers were generally paying us more slowly than in prior periods. Inventory valuation remained relatively flat despite the decrease in revenues primarily due to a decrease in forecasted demand as a result of market conditions.

Net cash used by operating activities was $29 million in the first six months of 2001 primarily due to net income of $142 million, adjusted for depreciation and amortization of $312 million, offset by a decrease of $483 million in net changes in operating assets and liabilities.

Net cash used by investing activities was $514 million in the first six months of 2002 primarily due to $371 million used for the purchases of property, plant and equipment, $30 million, net of cash acquired, to purchase Alchemy Semiconductor and $118 million of net cash outflow from purchases and sales of available-for-sale securities.

Net cash used by investing activities was $485 million in the first six months of 2001 primarily due to $378 million used for the purchases of property, plant and equipment and $122 million of additional equity investments in FASL, offset by $15 million of net cash inflow from the purchases and sales of available-for-sale securities.

Net cash provided by financing activities was $474 million in the first six months of 2002 primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our convertible senior debentures, $75 million in borrowings under our loan agreement, $16 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan and $75 million of capital investment grants from the German government as part of the Dresden Fab 30 loan agreements, these proceeds were offset by $185 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $331 million during the first six months of 2001 primarily due to $327 million from borrowing activities, $18 million of capital investment grants from the German government as part of the Dresden Fab 30 loan agreements, and $33 million in proceeds from issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan, offset by $48 million in payments on debt and capital lease obligations.

Notes Payable to Banks

We entered into a Loan and Security Agreement (the Loan Agreement) with a consortium of banks led by a domestic financial institution on July 13, 1999. The Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from original equipment manufacturers and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash we hold declines to $200 million or the amount of borrowings under the Loan Agreement rises to 50 percent of available credit. Under these circumstances the Loan Agreement restricts our ability to pay cash dividends on our common stock. Our obligations under the Loan Agreement are secured by a pledge of all of our accounts receivable, inventory, general intangibles and the related proceeds. As of June 30, 2002, we had borrowed $75 million under the Loan Agreement.

As of June 30, 2002, we had approximately $18 million in lines of credit available to our foreign subsidiaries under other financing agreements, of which approximately $7 million was outstanding.

Senior Convertible Debt

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures Due 2022 issued pursuant to Rule 144A and Regulation S of the Securities Act. The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent. Holders of the debentures will also have the right to require us to repurchase all or a portion of their debentures on February 1, 2009, February 1, 2012, and February 1, 2017, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. The debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 43 shares of our common stock. We intend to use the net proceeds generated from the offering for capital expenditures, working capital, and general corporate purposes. We may elect to purchase or otherwise retire our bonds with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Dresden Term Loans and Dresden Guarantee

AMD Saxony Limited Liability Company & Co. KG (formerly known as AMD Saxony Manufacturing GmbH) (AMD Saxony), an indirect wholly owned German subsidiary of AMD, continues to facilitize Dresden Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing credit support for the project. We currently estimate that the construction and facilitization costs of Dresden Fab 30 will be $2.5 billion when it is fully equipped by the end of 2003. As of June 30, 2002, we had invested $2.0 billion. In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable conversion rates. We used the exchange rate that was permanently fixed on

January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate of 1.01 euro to one U.S. dollar as of June 30, 2002, to value the amounts denominated in deutsche marks. The Dresden Loan Agreements provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

•	equity, subordinated loans and loan guarantees from AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of June 30, 2002, we have invested $597 million in the form of subordinated loans to and equity investments in AMD Saxony, which are eliminated in our consolidated financial statements. In addition to support from AMD, the consortium of banks referred to above has made available up to $759 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. AMD Saxony had $558 million of such loans outstanding through June 30, 2002, which are included in our consolidated balance sheets.

Finally, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $759 million;

•	capital investment grants and allowances totaling $287 million; and

•	interest subsidies totaling $147 million.

Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowance, $80 million in interest subsidies and $28 million in research and development subsidies through June 30, 2002, which are included in our consolidated financial statements. The grants and subsidies are subject to conditions, including meeting specified levels of employment at December 2001 and maintaining those levels until June 2007. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. As of June 30, 2002, we were in compliance with all of the conditions of the grants and subsidies.

As of July 1, 2002, AMD Saxony was converted from a GmbH (limited liability company) into a KG (limited partnership). The partners in AMD Saxony are AMD Saxony Holding GmbH, AMD’s wholly owned subsidiary that held the shares of AMD Saxony before the conversion, and two newly formed wholly owned subsidiaries of AMD, AMD Saxony Admin GmbH (held indirectly) and AMD Saxony LLC. In addition, the Dresden Loan Agreements were amended in June 2002. Under the June 2002 amendments, we reduced our obligation to reimburse AMD Saxony for the cost of producing wafers for us. We also agreed to increase the maximum amount of revolving loans that we make available to AMD Saxony from $500 million to $750 million, and we agreed that interest payments on the revolving loans would be capitalized until the bank loans are repaid in full. As of June 30, 2002, $161 million of revolving loans were outstanding. Because the loans are due to be repaid by our subsidiary, AMD Saxony, the related intercompany loan and debt is not recorded on our consolidated financial statements.

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

•
guarantee up to 35 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $110 million or more than $304 million, until the bank loans are repaid in full.

AMD Saxony would be in default under the Dresden Loan agreement if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fail to comply with certain obligations thereunder or upon the occurrence of certain events including:

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

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and is not cured by us, would result in a cross-default under the Dresden Loan Agreements and the Loan Agreement. As of June 30, 2002, we were in compliance with all conditions of the Dresden Loan Agreements.

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

FASL Facilities and Guarantees

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, operates advanced wafer fabrication facilities in Aizu-Wakamatsu, Japan (FASL JV1, FASL JV2 and FASL JV3), for the production of Flash memory devices, which are sold to us and Fujitsu. FASL is continuing the facilitization of FASL JV2 and FASL JV3. We expect FASL JV2 and JV3, including equipment, to cost approximately $2.2 billion when fully equipped. As of June 30, 2002, approximately $1.6 billion of these costs had been funded by cash generated from FASL operations. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. We used the exchange rate on June 30, 2002 of 119.72 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million to Fujitsu in connection with its obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the Flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to our obligations under the Guarantee. However, to date we have not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, we continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee. While we continue to discuss this matter with Fujitsu, we cannot at this time reasonably predict its outcome including any amounts we might be required to pay Fujitsu, and, therefore, have not recorded any liability in our consolidated financial statements associated with the Guarantee.

A significant portion of FASL’s capital expenditures in 2002 will continue to be funded by cash generated from FASL’s operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($209 million). As of June 30, 2002, we had $176 million in loan guarantees outstanding with respect to FASL’s outstanding third-party loans.

UMC

On January 31, 2002, we announced an alliance with United Microelectronics Corporation (UMC) under which UMC and AMD will establish a joint venture to operate a state-of-the-art, 300-mm wafer fabrication facility in Singapore for high-volume production of PC processors and other logic products. As part of the alliance, UMC and AMD will collaborate in the development of advanced process technologies for semiconductor logic products. We separately announced a foundry agreement under which UMC will produce PC processors to augment Dresden Fab 30 production capacity for devices produced on 130-nanometer and smaller-geometry technology.

Other Financing Activities

We plan to make capital investments of approximately $430 million during the remainder of 2002, including amounts related to the continued facilitization of Dresden Fab 30. We believe that cash flows from our operations and current cash balances, together with available external financing, will be sufficient to fund our operations and capital investments for the next twelve months.

Recently Adopted Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) at the beginning of the 2002 fiscal year. The adoption of these standards did not have a material impact on our financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is applied prospectively upon adoption and, as a result, would not have a material impact on our current financial position or results of operations.

RISK FACTORS

Fluctuations in the Personal Computer Market May Continue to Materially Adversely Affect Us.    Our business is closely tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace have materially adversely affected us, including the industry downturn experienced during 2001 and currently, and may materially adversely affect us in the future. There is currently excess PC processor inventory in the supply chain. If market conditions do not improve, this could limit our shipments until customer demand increases and inventories are balanced to end user demand.

The Cyclical Nature of the Semiconductor Industry May Limit Our Ability to Maintain or Increase Revenue and Profit Levels During Industry Downturns.    The semiconductor industry is highly cyclical, to a greater extent than other less dynamic or less technology-driven industries. In the past, including during 2001, the first half of 2002 and currently, our financial performance has been negatively affected by significant downturns in the semiconductor industry as a result of:

•	the cyclical nature of the demand for the products of semiconductor customers;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

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

•
our ability to maintain and improve the successful marketing position of the AMD Athlon XP microprocessor, which relies on market acceptance of a metric based on overall processor performance versus processor speed;

•
our ability to maintain average selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundling of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we will be able to convert production in Dresden Fab 30 to 90-nanometer copper interconnect process technology beginning in 2003;

•	our ability to expand our chipset and system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the continuing success of the AMD Athlon and AMD Duron microprocessors, our seventh-generation processors, and the success of future generations of microprocessors.

Shipments of our eighth-generation processors for desktops, AMD Athlon processors based on Hammer technology, are planned to begin in the fourth quarter of 2002 depending on platform availability. There is a risk that platform availability could lag processor availability, which could cause us to delay first customer shipments of our processors until platforms are available. Shipments of our eighth-generation enterprise class processor for workstations and servers, the AMD Opteron™ processor based on Hammer technology, are planned to begin in the first half of 2003. These processors will be produced in Dresden Fab 30, initially on 130-nanometer process technology employing silicon on insulator technology. These processors are designed to provide high performance for both 32-bit and 64-bit applications. The success of our eighth-generation processors are subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies in the volume and with the performance and feature set required by customers, market acceptance of them and the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors.

If we fail to achieve continued and expanded market acceptance of our seventh-generation microprocessors or if we fail to introduce in a timely manner, or achieve market acceptance for, our eighth-generation microprocessors, we may be materially adversely affected.

Weak Market Demand for Our Flash Memory Products or Any Difficulty in Our Transition to MirrorBit Technology May Have a Material Adverse Impact on Us.    While improving somewhat, the demand for Flash memory devices continues to be weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce competitive products. A decline in unit sales of our Flash memory devices and/or lower average selling prices could have a material adverse effect on us.

In July 2002 we commenced production shipments of our first product with MirrorBit™ technology. Our MirrorBit technology is a new memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. MirrorBit technology is expected to result in reduced cost of our products. Any substantial difficulty in transitioning our Flash memory products to MirrorBit technology, or failure to achieve the cost savings we expect, could reduce our ability to be competitive in the market and could have a material adverse effect on us.

Intel Corporation’s Dominance of the PC Processor Market May Limit Our Ability to Compete Effectively in that Market.    Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel’s competitors. In addition, the financial strength of Intel allows it to market its product aggressively, target our customers and our channel partners with special incentives and discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

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

Worldwide Economic and Political Conditions May Affect Demand for Our Products and Slow Payment by Our Customers.    The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for our microprocessors, Flash memory devices and other integrated circuits. Similarly, a continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. In addition, these economic conditions are also affecting our customers. If the economic slowdown continues or worsens, it could adversely impact our customers’ ability to pay us in a timely manner.

If We Were to Lose Microsoft Corporation’s Support for Our Products or Its Logo License, Our Ability to Market Our Processors May be Materially Adversely Affected.    Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for our x86 instruction sets, including our x86-64 Hammer technology that will be introduced with our eighth-generation AMD Athlon and AMD Opteron processors, independent software providers may forego designing their software applications to take advantage of our innovations. In addition, we have entered into logo license agreements with Microsoft that allow us to label our products as “Designed for Microsoft Windows,” which expire in November 2002 and which may be terminated without cause on 30 days notice by either party. If we fail to retain the support and certification of Microsoft or if we are unable to renew or renegotiate the license agreements on acceptable terms, our ability to market our processors could be materially adversely affected.

We Plan for Significant Capital Expenditures in 2002 and Beyond and if We Cannot Generate that Capital Internally or Obtain it Externally, We May Be Materially Adversely Affected.    We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $430 million during the remainder of 2002. These capital expenditures include those relating to the continued facilitization of our manufacturing facilities known as Dresden Fab 30, in Dresden, Germany, and Fab 25, in Austin, Texas. These capital expenditures will be a substantial drain on our cash flow and may also decrease our cash balances. To the extent that we cannot generate the required capital internally or obtain such capital externally, we could be materially adversely affected.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements with a consortium of banks led by Dresdner Bank AG. These agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Dresden Fab 30 will be $2.5 billion when fully equipped by the end of 2003. We had invested $2.0 billion as of June 30, 2002. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the loan agreement, which would permit acceleration of indebtedness.

Our joint venture with Fujitsu Limited, FASL, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3. We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.2 billion when fully equipped. As of June 30, 2002, approximately $1.6 billion of this cost had been funded. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million to Fujitsu in connection with its obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the Flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI had requested an advance of funds from Fujitsu to avoid default under the Credit Facility. Although we disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee, Fujitsu has indicated its belief that we are obligated to pay the full $125 million. If we are unable to fulfill our obligations with respect to FASL, our business could be materially and adversely affected.

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

Further, during periods where we are implementing new process technologies, our manufacturing facilities may not be fully productive. For example, as we convert Fab 25 to Flash memory device production, Fab 25 will not be fully productive. A substantial delay in the successful conversion of Fab 25 or the technology transitions in Dresden Fab 30 to 130-nanometer process technology employing silicon on insulator technology and then to smaller geometries could have a material adverse effect on us.

We Cannot Be Certain that Our Substantial Investments in Research and Development of Process Technologies Will Lead to Improvements in Technology and Equipment Used to Fabricate Our Products.    We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon on insulator technology is critical to our eighth-generation family of microprocessors. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in or exacerbate economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our securities and on the future price of our securities.

Our Corporate Headquarters, Assembly and Research and Development Activities Are Located in an Earthquake Zone and these Operations Could Be Interrupted in the Event of an Earthquake.    Our corporate headquarters, assembly operations in California and research and development activities related to process technologies are located near major earthquake fault lines. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

We Have a Substantial Amount of Debt and Debt Service Obligations, Which Could Adversely Affect Our Financial Position.    Our Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million, which currently expires on July 14, 2003. Under this agreement, we can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. If the level of cash we hold in the United States declines below $200.0 million or the amount of borrowings rises to 50 percent of available credit, we must comply with financial covenants that require us to maintain particular adjusted tangible net worth levels as detailed in the Loan Agreement. Our obligations under this agreement are secured by a pledge of most of our accounts receivable, inventory, general intangibles and the related proceeds. As of June 30, 2002, $75 million was outstanding under the Loan Agreement.

Our indirect wholly owned subsidiary, AMD Saxony Limited Liability Company & Co. KG (formerly known as AMD Saxony Manufacturing GmbH) (AMD Saxony), is a party to a loan agreement and other related agreements with a consortium of banks led by Dresdner Bank AG. These agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Loan Agreement, which would permit acceleration of indebtedness under both agreements. In addition, the Dresden Loan Agreement prohibits AMD Saxony from paying any dividends, so cash held by AMD Saxony will not be available for the repayment of the debentures. 32 percent of our consolidated assets were held by AMD Saxony as of June 30, 2002.

To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL. If we are unable to fulfill our obligations to FASL, our business could be materially and adversely affected. In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million to Fujitsu in connection with its obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the Flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI had requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to our obligations under the Guarantee. However, to date we have not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, we continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee. While we continue to discuss this matter with Fujitsu, we cannot at this time reasonably predict its outcome including any amounts we might be required to pay Fujitsu, and, therefore, have not recorded any liability in our consolidated financial statements associated with the Guarantee.

On January 29, 2002, we closed a private offering of $500 million aggregate principal amount of our 4¾% Convertible Senior Debentures Due 2022 (the Debentures). The debentures bear interest at a rate of 4¾ percent per annum. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to such date on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4¾ percent and will not exceed 6¾ percent. Holders of the debentures will also have the right to require us to repurchase all or a portion of their debentures on February 1, 2009, February 1, 2012 and February 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest. For federal income tax purposes, holders of debentures have agreed to treat the debentures as “contingent payment debt instruments,” which allows us to deduct interest significantly in excess of cash we pay as interest payments while the debentures are outstanding. If this agreed upon treatment was successfully challenged by the Internal Revenue Service, our ability to deduct these excess amounts may be limited.

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

We may incur substantial additional debt in the future. As of June 30, 2002, we had the ability to borrow $200 million under the Loan Agreement, of which $75 million was outstanding. If new debt is added to our and our subsidiaries’ current debt levels, the risk of our inability to repay our debt, including the Debentures, could intensify.

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

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. We experienced a significant increase in accumulated other comprehensive income (loss) due to a significant appreciation of both the euro and yen during the second quarter of 2002. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMD’s annual meeting of stockholders was held on April 25, 2002. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1    Election of Directors.    The following individuals were elected as directors:

Name	For	Withheld
W.J. Sanders III	270,091,790	5,862,012
Hector de J. Ruiz	272,299,224	3,654,578
Charles M. Blalack	272,001,559	3,952,243
R. Gene Brown	272,076,740	3,877,062
Robert B. Palmer	272,381,552	3,572,250
Joe L. Roby	270,051,647	5,902,155
Friedrich Baur	272,225,531	3,728,271
Leonard Silverman	272,335,232	3,618,570

Proposal No. 2:    The proposal to ratify the appointment of Ernst & Young LLP as AMD’s independent auditors for the current fiscal year was approved.

For: 270,617,163            Against: 3,849,145            Abstain: 1,487,490

Proposal No. 3:    The proposal to approve the amendments to the 1996 Stock Incentive Plan was approved.

For: 240,113,462            Against: 32,862,551          Abstain: 2,977,788

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2 By-Laws, as amended, filed as Exhibit 3.2 to AMD’s Amendment No. 4 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 6, 2002, is hereby incorporated by reference.

**10.43 (a-4) Amendment Agreement No. 4 to the Syndicated Loan Agreement, dated as of June 3, 2002, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto.

**10.43 (f-5) Accession Agreement and Fourth Amendment to Sponsor’s Support Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

10.43 (g-4) Third Amendment to Sponsors’ Loan Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH.

10.43 (h-1) First Amendment to Sponsors’ Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G.

10.43 (h-2) Accession Agreement and Second Amendment to Sponsors’ Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank AG.

10.43 (l-4) Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holdings GmbH and AMD Saxony Manufacturing GmbH.
10.43 (o-1) First Amendment to AMD Inc. Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G.

10.43 (o-2) Accession Agreement and Second Amendment to AMD, Inc. Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank AG.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated April 17, 2002 reporting under Item 5—
Other Events, was filed announcing our first quarter results.

**Confidential treatment has been requested with respect to certain parts of this Exhibit.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Micro Devices, Inc.

Date: August 12, 2002
By: /s/ ROBERT J. RIVET
Robert J. Rivet
Senior Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer