Form 10-K/A
period 2001-12-30
ADVANCED MICRO DEVICES INC
filed 2002-08-28
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number 1-7882
ADVANCED MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1692300 (I.R.S. Employer Identification No.)

One AMD Place, Sunnyvale, California (Address of principal executive offices)	94086 (Zip Code)

Registrant’s telephone number, including area code: (408) 732-2400

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) $.01 Par Value Common Stock	(Name of each exchange on which registered) New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Aggregate market value of the voting stock held by non-affiliates as of February 25, 2002.

$4,630,673,874

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

(a)

1.    Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule covered by the Report of Independent Auditors are filed or incorporated by reference as part of this Annual Report on Form 10-K. The following is a list of such financial statements:

	Page References
	Form 10-K	2001 Annual Report to Stockholders
Report of Ernst & Young LLP, Independent Auditors	—	46
Consolidated Statements of Operations for each of the three years in the period ended December 30, 2001	—	25
Consolidated Balance Sheets at December 30, 2001 and December 31, 2000	—	26
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 30, 2001	—	27
Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2001	—	28
Notes to Consolidated Financial Statements	—	29–45

2.    Financial Statement Schedule

The financial statement schedule listed below is filed as part of this Annual Report on Form 10-K.

Page References
	Form 10-K	2001 Annual Report to Stockholders
Schedule for the three years in the period ended December 30, 2001:
Schedule II Valuation and Qualifying Accounts	F-4	—

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

2.1
Agreement and Plan of Merger dated October 20, 1995, between AMD and NexGen, Inc., filed as Exhibit 2 to AMD’s Quarterly Report for the period ended October 1, 1995, and as amended as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
2.2
Amendment No. 2 to the Agreement and Plan of Merger, dated January 11, 1996, between AMD and NexGen, Inc., filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

2.3
Stock Purchase Agreement dated as of April 21, 1999, by and between Lattice Semiconductor Corporation and AMD, filed as Exhibit 2.3 to AMD’s Current Report on Form 8-K dated April 26, 1999, is hereby incorporated by reference.

2.3(a)
First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.3(b)
Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.4
Reorganization Agreement, dated as of May 21, 2000, by and between AMD and BoldCo, Inc., filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

2.5
Recapitalization Agreement, dated as of May 21, 2000, by and between BraveTwo Acquisition, L.L.C., AMD and BoldCo, Inc., filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

3.1
Certificate of Incorporation, as amended, filed as Exhibit 3.1 to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

3.2	By-Laws, as amended, filed as Exhibit 3.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, are hereby incorporated by reference.

3.3
Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000, filed as Exhibit 3.3 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

4.1	Form of AMD 11% Senior Secured Notes due August 1, 2003, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.2
Indenture, dated as of August 1, 1996, between AMD and United States Trust Company of New York, as trustee, filed as Exhibit 4.2 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.2(a)
First Supplemental Indenture, dated as of January 13, 1999, between AMD and United States Trust Company of New York, as trustee, filed as Exhibit 4.2(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

4.2(b)
Second Supplemental Indenture, dated as of April 8, 1999, between AMD and United States Trust Company of New York, as trustee, filed as Exhibit 4.2(c) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

4.2(c)
Third Supplemental Indenture, dated as of July 28, 2000, between AMD and the United States Trust Company, as trustee, filed as Exhibit 4.2(d) to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2000, is hereby incorporated by reference.

4.3
Intercreditor and Collateral Agent Agreement, dated as of August 1, 1996, among United States Trust Company of New York, as trustee, Bank of America NT&SA, as agent for the banks under the Credit Agreement of July 19, 1996, and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

4.4
Payment, Reimbursement and Indemnity Agreement, dated as of August 1, 1996, between AMD and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.4 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.5
Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of August 1, 1996, among AMD, as grantor, IBJ Schroder Bank & Trust Company, as grantee, and Shelley W. Austin, as trustee, filed as Exhibit 4.5 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.6
Security Agreement, dated as of August 1, 1996, among AMD and IBJ Schroder Bank & Trust Company, as agent for United States Trust Company of New York, as trustee, and Bank of America NT&SA, as agent for banks, filed as Exhibit 4.6 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.7
Lease, Option to Purchase and Put Option Agreement, dated as of August 1, 1996, between AMD, as lessor, and AMD Texas Properties, LLC, as lessee, filed as Exhibit 4.7 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.8
Reciprocal Easement Agreement, dated as of August 1, 1996, between AMD and AMD Texas Properties, LLC, filed as Exhibit 4.8 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.9
Sublease Agreement, dated as of August 1, 1996, between AMD, as sublessee, and AMD Texas Properties, LLC, as sublessor, filed as Exhibit 4.9 to AMD’s Current Report on Form 8-K dated August 13, 1996, is hereby incorporated by reference.

4.10
Indenture, dated as of May 8, 1998, by and between AMD and The Bank of New York, as trustee, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

4.11	Officers’ Certificate, dated as of May 8, 1998, filed as Exhibit 4.2 to AMD’s Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

4.12	Form of 6% Convertible Subordinated Note due 2005, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K dated May 8, 1998, is hereby incorporated by reference.

4.13
AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.14†	Indenture, dated as of January 29, 2002, between AMD and The Bank of New York.

4.15†	Form of AMD 4.75% Convertible Senior Debentures Due 2022.

4.16†	Registration Rights Agreement, dated as of January 29, 2002, by and among AMD, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc.

10.1*	AMD 1982 Stock Option Plan, as amended, filed as Exhibit 10.1 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.2*	AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.3*	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

10.4*	AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.4 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.5*	AMD 1986 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.6*	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

10.7*	Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to AMD’s Registration Statement on Form S-8 (No. 33-26266), is hereby incorporated by reference.

10.8*	AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.9*	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

10.10*
Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

10.11*
Amended and Restated Employment Agreement, dated as of November 3, 2000, between AMD and W. J. Sanders III, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.12*	AMD 2000 Stock Incentive Plan, filed as Exhibit 10.13 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.13*
AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.14*	Vice President Incentive Plan, filed as Exhibit 10.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.15*	AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

10.16*	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

10.17*	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

10.18*	Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

10.19	Intellectual Property Agreements with Intel Corporation, filed as Exhibit 10.21 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.20*
Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

10.21*	Form of Management Continuity Agreement, filed as Exhibit 10.25 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, is hereby incorporated by reference.

10.22**
Joint Venture Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(a) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(a-1)**
Technology Cross-License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(b) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(a-2)**
Third Amendment to Technology Cross License Agreement, effective April 2, 2001, between AMD and Fujitsu Limited, filed as Exhbit 10.23(b-1) to AMD’S Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

10.22(b)**
AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(c) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(c)**
Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(d) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(d)**
First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as Exhibit 10.23(e) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.22(e)
Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23 (f) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.22(f-1)**
Joint Venture License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(e) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(f-2)**
Amendment to Joint Venture License Agreement, effective April 1, 1999, between AMD and Fujitsu Limited, filed as Exhibit 10.23(g-1) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

10.22(g)**
Joint Development Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(f) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.22(h)**	Fujitsu Joint Development Agreement Amendment, filed as Exhibit 10.23(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

10.22(i)**
Guaranty, effective as of October 1, 2000, by AMD in favor of and for the benefit of Fujitsu Limited, filed as Exhibit 10.23(j) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

10.23*	AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000.

Exhibit Number	Description of Exhibits
10.23(a)*	AMD’s U.S. Stock Option Program for options granted after April 24, 2001.

10.24**
Technology Development and License Agreement, dated as of October 1, 1998, among AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.24(a)**
Amendment to the Technology Development and License Agreement, entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

10.24(b)**
Amendment 2 to the Technology Development and License Agreement, entered into as of October 1, 1998, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25(b) to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

10.24(c)**
Amendment 3 to the Technology Development and License Agreement, entered into as of January 18, 2001, by AMD and its subsidiaries and Motorola, Inc. and its subsidiaries, filed as Exhibit 10.25(c) to AMD’s Quarterly Report on Form 10-Q for the period ended April 1, 2001, is hereby incorporated by reference.

10.25**
Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.26
Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

10.27*
AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

10.27(a)*
First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.27(b)*
Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.28*	Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

10.29*	Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.30*	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

10.31*	1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD’s Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

10.32**	AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.33*
Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.34*	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.36 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.35**
Patent Cross-License Agreement dated December 20, 1995, between AMD and Intel Corporation, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10.36
Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10.37*
NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to AMD’s Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

10.38*	1995 Stock Plan of NexGen, Inc. (assumed by AMD), as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

10.39*
Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

10.40**
Agreement for Purchase of IBM Products between IBM and NexGen, Inc. dated June 2, 1994, filed as Exhibit 10.17 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

10.41**
C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

10.41(a)**
Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.42**
Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.42(a)
Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.43**
Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(a-1)**
Supplemental Agreement to the Syndicated Loan Agreement dated February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD’s Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(a-2)
Supplemental Agreement No. 2 to the Syndicated Loan Agreement as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.43(a-3)**
Amendment Agreement No. 3 to the Syndicated Loan Agreement, dated as of February 20, 2001, among AMD Saxony Manufacturing GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.50(a-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43(b)**
Determination Regarding the Request for a Guarantee by AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(c)**
AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(d)**
Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(e)
AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(f-1)
Sponsors’ Support Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(f-2)
First Amendment to Sponsors’ Support Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(f-3)
Second Amendment to Sponsors’ Support Agreement, dated as of June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.43(f-4)**
Third Amendment to Sponsors’ Support Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A, filed as Exhibit 10.50(f-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43(g-1)
Sponsors’ Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(g-2)
First Amendment to Sponsors’ Loan Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(g-3)
Second Amendment to Sponsors’ Loan Agreement, dated as of June 25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.43(h)
Sponsors’ Subordination Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(h) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.43(i)
Sponsors’ Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(j-1)**
AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(j-2)**
First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43(k)**
AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(l-1)**
AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(l-2)
First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(l-3)**
Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43(m)**
AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(n)
License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(o)
AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(p-1)**
ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(p-2)**
Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.44
Loan and Security Agreement, dated as of July 13, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA as agent, filed as Exhibit 10.51 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.44(a-1)
First Amendment to Loan and Security Agreement, dated as of July 30, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent, filed as Exhibit 10.51(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.44(a-2)
Second Amendment to Loan and Security Agreement, dated as of February 12, 2001, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.51(a-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.44(a-3)	Third Amendment to Loan and Security Agreement, dated as of May 20, 2002, among AMD, AMD International Sales and Service, Ltd. And Bank of America N.A. (formerly Bank of America NT&SA), as agent.

10.45*
Agreement, dated as of June 16, 1999, between AMD and Richard Previte, filed as Exhibit 10.52 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.46*
Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

10.47*	Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz.

10.48*
Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

10.49*
Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

10.50**
Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incoporated by reference.

10.51*
Loan Agreement, dated as of June 19, 2001, between AMD and Hector and Judy Ruiz, filed as Exhibit 10.59 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

13†	Pages 10 through 48 of AMD’s 2001 Annual Report to Stockholders, which have been incorporated by reference into Parts II and IV of this annual report.

21†	List of AMD subsidiaries.

23†	Consent of Independent Auditors, refer to page F-2 and F-3 herein.

24†	Power of Attorney.

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Confidential treatment has been granted as to certain portions of these Exhibits.
***	Confidential treatment has been requested with respect to certain portions of these Exhibits.
†	Previously filed.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

(b)  Reports on Form 8-K

1.
A Current Report on Form 8-K dated September 25, 2001 reporting under Item 5—Other Events was filed announcing our intention to close two manufacturing facilities and reduce and restructure other manufacturing activities and administrative support associated with these facilities.

2.	A Current Report on Form 8-K dated October 5, 2001 reporting under Item 5—Other Events was filed announcing expected financial results in the third quarter.

3.	A Current Report on Form 8-K dated October 17, 2001 reporting under Item 5—Other Events was filed announcing our third quarter financial results.

4.	A Current Report on Form 8-K dated November 8, 2001 reporting under Item 5—Other Events was filed announcing expected financial results in the fourth quarter.

5.	A Current Report on Form 8-K dated December 6, 2001 reporting under Item 5—Other Events was filed announcing updated expected financial results in the fourth quarter.

(d)  Fujitsu AMD Semiconductor Limited Financial Statements

This Form 10-K/A-1 is being filed to reflect additional information relating to Fujitsu AMD Semiconductor Limited (“FASL”), for which the fiscal year end is March 31, 2002. FASL, a joint venture formed by AMD and Fujitsu Limited (“Fujitsu”), was formed in 1993 for the development and manufacture of non-volatile memory devices. AMD owns a 49.992% interest in FASL, and Fujitsu owns the remaining interest.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF OPERATIONS
(Thousands, except share and per share amounts)

	For The Three Years Ended March 31, 2002
	2002	2001	2000
Net sales	$816,183	$916,624	$526,888
Expenses:
Cost of sales	696,651	715,148	479,621
Selling, general and administrative	75,258	86,936	51,997

	771,909	802,084	531,618

Operating income (loss)	44,274	114,540	(4,730)
Interest income	—	9	—
Interest expense	(1,271)	(335)	(593)
Other expense, net	(2,142)	(3,153)	(655)

Income (loss) before income taxes	40,861	111,061	(5,978)
Provision (benefit) for income taxes	17,084	45,833	(2,361)

Net income (loss)	$23,777	$65,228	$(3,617)

Net income (loss) per share:
Basic and diluted	$25.61	$102.56	$(5.69)
Shares used in per share calculation
Basic and diluted	928,591	636,000	636,000

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

BALANCE SHEETS
(Thousands, except share and per share amounts)

	March 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$30	$8
Accounts receivable from affiliates	123,722	197,563
Inventories:
Raw materials and supplies	4,300	7,958
Work-in-process	50,897	58,168
Finished goods	7,558	1,517

Total inventories	62,755	67,643
Deferred income taxes	14,402	4,431
Other current assets	2,844	5,408

Total current assets	203,753	275,053
Property, plant and equipment:
Equipment	1,681,201	1,326,207
Buildings	245,313	143,406
Construction in progress	78,612	156,013

Total property, plant and equipment	2,005,126	1,625,626
Accumulated depreciation	(1,032,465)	(878,604)

Property, plant and equipment, net	972,661	747,022
Other assets	13,463	11,768

TOTAL	$1,189,877	$1,033,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loans payable to affiliates	$283,647	$31,178
Accounts payable	35,174	251,461
Payables to affiliates	47,880	107,902
Accrued liabilities	45,846	57,635
Income taxes payable	—	40,557

Total current liabilities	412,547	488,733
Deferred tax liabilities	56,673	38,927
Other accrued liabilities	3,572	1,122
Stockholders’ equity:
Common stock, at stated par value; 1,600,000 and 800,000 shares authorized; 975,753 and 636,000 shares issued and outstanding in 2002 and 2001, respectively	457,258	318,790
Capital in excess of stated value	106,066	—
Retained earnings	300,366	276,589
Accumulated other comprehensive income (loss)	(146,605)	(90,318)

Total stockholders’ equity	717,085	505,061

TOTAL	$1,189,877	$1,033,843

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 2002
(Thousands, except share amounts)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Amount
March 31, 1999	636,000	$318,790	$—	$214,978	$(71,057)	$462,711

Comprehensive income (loss):
Net loss	—	—	—	(3,617)	—	(3,617)
Other comprehensive income:
Net change in accumulated translation adjustment	—	—	—	—	62,593	62,593

Total comprehensive income (loss)						58,976

March 31, 2000	636,000	318,790	—	211,361	(8,464)	521,687

Comprehensive income (loss):
Net income	—	—	—	65,228	—	65,228
Other comprehensive income:
Net change in accumulated translation adjustment	—	—	—	—	(81,854)	(81,854)

Total comprehensive income (loss)						(16,626)

March 31, 2001	636,000	318,790	—	276,589	(90,318)	505,061

Comprehensive income (loss):
Net income	—	—	—	23,777		23,777
Other comprehensive loss:
Net change in accumulated translation adjustment	—	—	—	—	(56,287)	(56,287)

Total comprehensive income (loss)						(32,510)

Issuance of shares	339,753	138,468	106,066	—	—	244,534

March 31, 2002	975,753	$457,258	$106,066	$300,366	$(146,605)	$717,085

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS
(Thousands)

	For The Three Years Ended March 31, 2002
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$23,777	$65,228	$(3,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	226,876	227,922	215,145
Amortization	3,884	3,615	3,304
Net loss on disposal of property, plant and equipment	1,343	2,247	673
Changes in operating assets and liabilities:
Decrease (increase) in deposits with affiliates	—	21,671	(21,474)
Net decrease (increase) in receivables, inventories, and other assets	59,777	(181,591)	8,348
Net (decrease) increase in payables, accrued liabilities and other liabilities	(277,144)	361,298	23,969
Increase (decrease) in deferred income tax liabilities	10,777	(9,667)	(13,601)
(Decrease) increase in income taxes payable	(40,158)	25,593	19,732

Net cash provided by operating activities	9,132	516,316	232,479

Cash flows from investing activities:
Purchase of property, plant and equipment	(518,766)	(551,314)	(109,310)
Proceeds from sale of property, plant and equipment	—	—	242

Net cash used in investing activities	(518,766)	(551,314)	(109,068)

Cash flows from financing activities:
Proceeds from borrowings from affiliates	271,182	665,746	342,787
Payments on loan from affiliates	—	(630,748)	(466,200)
Principal payments under capital lease obligation	(1,151)	—	—
Proceeds from common stock issued	244,534	—	—

Net cash provided by (used in) financing activities	514,565	34,998	(123,413)

Net effect of exchange rate changes on cash	(4,909)	(1)	3

Net (decrease) increase in cash	22	(1)	1
Cash and cash equivalents at beginning of year	8	9	8

Cash and cash equivalents at end of year	$30	$8	$9

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,271	$344	$601

Income taxes	$40,438	$29,888	$18

Supplemental information of non-cash investing and financing activities:
Equipment under capital leases	$5,355	$—	$—

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

In 1993, Advanced Micro Devices (“AMD”) and Fujitsu Limited (“Fujitsu”) formed a joint venture, Fujitsu AMD Semiconductor Limited (“FASL” or the “Company”), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies have constructed and are operating advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL also uses foundry facilities in Iwate, Japan and Gresham, Oregon. AMD has a 49.992% interest in FASL, and Fujitsu has the remaining interest.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles.    The accounting records of the Company are maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments that have not been recorded in the legal books of account of the Company but are necessary to conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision for deferred income taxes, and adjustments stemming from the translation of the Company’s financial statements into the U.S. dollar for reporting purposes.

Cash Equivalents.    Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Foreign Currency Translation.    The functional currency of the Company is the Japanese yen. Financial statements are translated into the U.S. dollar using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for operating statement items. Translation adjustments are recorded as a separate component of stockholders’ equity in the U.S. dollar financial statements.

Revenue Recognition.    Revenue is recognized on sales when the contract is in place, the price is determined, shipment is made and collectibility is reasonably assured. Unit selling price is determined by a transfer price agreement. The current agreement, consummated in June 1999, as amended in April, 2001, and retroactively applied to products shipped on or after April 1, 1999, calculates unit selling price using approximately 106 percent of cost of sales based on the Commercial Code in Japan. Prior to April 1, 1999, unit selling price was calculated based on a percentage of Fujitsu’s and AMD’s ultimate average selling price at a predetermined, nonnegotiable exchange rate.

Inventories.    Inventories are stated at the lower of actual cost (average method) or market (net realizable value).

Property, Plant and Equipment.    Property, plant and equipment is stated at cost. Depreciation for U.S. GAAP purposes is provided on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Depreciation commences when the assets are put into service for their intended use. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment—3 to 5 years; buildings—up to 26 years.

Net Income (Loss) Per Share.    Net income (loss) per share has been computed using the weighted-average common shares outstanding. The Company has no potentially dilutive securities.

Use of Estimates.    The preparation of financial statements is in conformity with generally accepted accounting principles. Accordingly, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements.

Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase

FUJITSU AMD SEMICONDUCTOR LIMITED

NOTES TO FINANCIAL STATEMENTS—(Continued)

method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 has not had a significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 15, 2001 or fiscal 2003 for the Company. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of segment of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 has not had a significant impact on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is applied prospectively upon adoption and, as a result, is not expected to have a material impact on the Company’s current financial position or results of operations.

3.    RELATED PARTY TRANSACTIONS

The Company is 100 percent owned by AMD and Fujitsu, with AMD having a 49.992% interest and Fujitsu having the remaining interest. Under the terms of the joint venture agreement, FASL production is allocated nearly equally between AMD and Fujitsu. All of the Company’s accounts receivable and sales as of and for the years ended March 31, 2002, 2001 and 2000 were with these related parties. FASL made purchases from AMD and Fujitsu totaling $157 million, $244 million and $59 million in 2002, 2001 and 2000, respectively. At March 31, 2002 and 2001, FASL owed AMD, Fujitsu and Fujitsu’s subsidiaries approximately $332 million and $139 million, respectively. These amounts consist of loan, trade and royalty payables.

The Company has an agreement with Fujitsu Capital Limited (“FCAP”), a wholly owned subsidiary of Fujitsu, to provide financing to FASL at an interest rate of 0.65%. FASL is continuing the facilitization of its second and third wafer fabrication facilities, FASL JV2 and FASL JV3, in Aizu-Wakamatsu, Japan. FASL JV2 and JV3 are expected to cost approximately $2.2 billion when fully equipped. As of March 31, 2002, approximately $1.5 billion of these costs had been funded by cash generated from FASL operations and borrowings by FASL. These costs are denominated in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

FASL has also expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (“FMI”). In connection with this foundry arrangement, AMD agreed to guarantee up to $125 million of Fujitsu’s obligations under FMI’s credit facility. As of March 31, 2002 and 2001, AMD had $125 million in loan guarantees outstanding with respect to this agreement. The Company did not have any loan guarantees outstanding as of March 31, 2000 with respect to this agreement.

A significant portion of FASL capital expenditures in 2002 will continue to be funded by cash generated from FASL operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, Fujitsu and AMD will be required to contribute cash or guarantee third-party loans in proportion to their interest in FASL, up to 50 billion yen ($375 million). As of March 31, 2002, Fujitsu and AMD each had $144 million in loan guarantees outstanding with respect to these third-party loans.

FASL participates in a contributory Fujitsu defined benefit pension plan and a lump-sum retirement benefit plan (collectively “Fujitsu Plans”) covering not only employees dispatched from Fujitsu, but also employees directly hired by FASL effective September 21, 2001. Under the Fujitsu Plans employees are entitled to certain annuity payments upon their retirements based primarily on their years of service and basic salary as of the retirement date. Prior to September 21, 2001, the dispatched employees were only covered by the Fujitsu Plans. The Fujitsu Plans adopted by FASL requires FASL to assume the projected benefit obligations attributed to the employees dispatched from Fujitsu and to acquire the related plan assets. The projected benefit obligation and related plan asset values were approximately $22.7 and $8.0 million, respectively, at March 31, 2002. The unrecognized prior service cost and accrued pension liability balances were approximately $14.1 and $0.6 million, respectively, at March 31, 2002. Pension expense recorded for the year ended March 31, 2002 was approximately $3.2 million.

FUJITSU AMD SEMICONDUCTOR LIMITED

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    COMPREHENSIVE LOSS

As required under Statement of Financial Accounting Standards No. 130 (“SFAS 130”), FASL’s comprehensive income (loss), as presented in the statements of stockholders’ equity, includes net income (loss) and foreign currency translation adjustments.

As of March 31, 2002 and 2001 accumulated other comprehensive loss, consisting only of cumulative translation adjustments, was $146,605,000 and $90,318,000, respectively.

5.    INCOME TAXES

Provision (benefit) for income taxes consists of:

	2002	2001	2000
	(Thousands)
Current:
Foreign National	$4,076	$36,855	$13,134
Foreign Local	2,150	18,645	6,661
Deferred:
Foreign National and Local	10,858	(9,667)	(22,156)

Provision (benefit) for income taxes	$17,084	$45,833	$(2,361)

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2002 and 2001 are as follows:

	2002	2001
	(Thousands)
Deferred tax assets:
Asset valuation adjustments	$11,587	$759
Enterprise tax	(30)	3,551
Accrued expenses not currently deductible	2,537	2,106
Sales price adjustment	1,193	—

Total deferred tax assets	15,287	6,416

Deferred tax liabilities:
Depreciation	(55,377)	(39,605)
Acquisition cost of buildings	(1,258)	—
Inventory reserves	—	(702)
Other	(923)	(605)

Total deferred tax liabilities	(57,558)	(40,912)

Net deferred tax liabilities	$(42,271)	$(34,496)

The following is a reconciliation between statutory Japanese income taxes and the total provision (benefit) for income taxes:

	2002		2001		2000
	Tax	Rate	Tax	Rate	Tax	Rate
	(Thousands except percent)
Statutory income tax provision (benefit)	$16,836	41.2%	$45,760	41.2%	$(2,460)	41.2%
Permanent book/tax differences	80	0.2	64	0.1	81	(1.4)
Inhabitant tax per capita	32	0.1	36	0.0	36	(0.6)
Other	136	0.3	(27)	0.0	(18)	0.3

	$17,084	41.8%	$45,833	41.3%	(2,361)	39.5%

FUJITSU AMD SEMICONDUCTOR LIMITED

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    SEGMENT REPORTING

As required by SFAS 131, the Company has determined it has only one principal business and reportable segment: the production and sale of non-volatile memory devices. FASL derives all of its revenues from sales of only one product, Flash memory devices, and is not organized by multiple operating segments for the purposes of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable segment.

The Company derives all revenues from its sales to AMD and Fujitsu. Sales in the United States comprise approximately 52% of revenues, and sales in Japan comprise approximately 48% of revenues. All long-lived assets are located in Japan.

7.    COMMITMENTS

At March 31, 2002, the Company had commitments of approximately $116 million for the purchase and installation of equipment in FASL facilities.

The Company leases the land from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. In addition, certain manufacturing equipment is used under operating and capital lease contracts. For each of the next five years and beyond, minimum lease obligations, without potential for market value increases, are:

(Thousands)	Operating Leases	Capital Leases
Years ending March 31:
2003	$3,235	$1,373
2004	586	1,373
2005	316	1,373
2006	353	23
2007	353	—
2008 and thereafter	5,733	—

Total	$10,576	4,142

Less: amount representing interest		(195)

Present value of net minimum lease payments		$3,947

Rent expense was $6,913,000, $12,266,000 and $12,897,000 in 2002, 2001 and 2000, respectively.

8.    STOCKHOLDERS’ EQUITY

On October 1, 2001, an amendment (the “Amendment”) to the Commercial Code of Japan (the “Code”) became effective. The Amendment eliminates the stated par value of the Company’s outstanding shares, which resulted in all outstanding shares having no par value as of October 1, 2001. The Amendment also provides that share issuances after September 30, 2001 will be of shares with no par value. Before the Amendment, the Company’s shares had a par value of $500 per share.

The amount of retained earnings available for dividends under the Commercial Code in Japan is $176,345,000. This amount is based on the amount recorded in the Company’s books maintained in accordance with Japanese accounting practices. The adjustments included in the accompanying financial statements but not recorded in the books as explained in Note 2 have no effect on the determination of retained earnings available for dividends under the Commercial Code in Japan.

Report of Independent Auditors

The Board of Directors and Stockholders
Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  ERNST & YOUNG

Tokyo, Japan
August 28, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2002
ADVANCED MICRO DEVICES, INC.

By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer