Form 10-Q/A
period 2002-06-30
ADVANCED MICRO DEVICES INC
filed 2002-10-16
CIK 2488

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

EXPLANATORY NOTE

In the unaudited consolidated balance sheet as of June 30, 2002 reported on the Form 10-Q quarterly report for the period ended June 30, 2002, the Company reflected Prepaid Expenses and Other Current Assets of $166,963,000, and Accounts Payable of $258,641,000. These balances were incorrect due to an administrative error in the consolidation of results of the Company and one of its subsidiaries. This was discovered during the compilation of the Company’s unaudited consolidated financial statements for the periods ended September 30, 2002. The correct balances, as of June 30, 2002, were: Prepaid Expenses and Other Current Assets—$264,663,000, and Accounts Payable—$356,341,000. The revised balances, as reflected in this amended report, do not affect previously reported stockholders’ equity or working capital as of June 30, 2002 and do not affect the Company’s statement of operations for the periods ended June 30, 2002 or net cash provided by operating activities for the six month period ended June 30, 2002.

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

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands except per share amounts)

	June 30, 2002	December 30, 2001*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$506,191	$427,288
Short-term investments	593,752	442,709

Total cash, cash equivalents and short-term investments	1,099,943	869,997
Accounts receivable, net of allowance for doubtful accounts	534,929	659,783
Inventories:
Raw materials	39,321	26,489
Work-in-process	116,205	236,679
Finished goods	224,552	117,306

Total inventories	380,078	380,474
Deferred income taxes	236,152	155,898
Prepaid expenses and other current assets	264,663	286,957

Total current assets	2,515,765	2,353,109
Property, plant and equipment, at cost:
Land	47,808	33,207
Buildings and leasehold improvements	1,258,840	1,461,228
Equipment	4,884,883	4,162,652
Construction in progress	592,477	469,191

Total property, plant and equipment	6,784,008	6,126,278
Accumulated depreciation and amortization	(3,849,131)	(3,387,140)

Property, plant and equipment, net	2,934,877	2,739,138
Investment in joint venture	378,164	363,611
Other assets	171,936	191,384

	$6,000,742	$5,647,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$356,341	$304,990
Accrued compensation and benefits	128,641	129,042
Accrued liabilities	343,289	443,995
Income taxes payable	37,824	56,234
Deferred income on shipments to distributors	38,381	47,978
Notes payable to banks	82,424	63,362
Current portion of long-term debt, capital lease obligations and other	284,936	268,336

Total current liabilities	1,271,836	1,313,937
Deferred income taxes	75,438	105,305
Long-term debt, capital lease obligations and other, less current portion	1,141,060	672,945

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 authorized; 342,286,797 shares issued and outstanding at June 30, 2002 and 340,502,883 at December 30, 2001	3,423	3,405
Capital in excess of par value	1,984,110	1,966,374
Treasury stock, at cost: 6,310,580 shares	(77,157)	(77,157)
Retained earnings	1,601,579	1,795,680
Accumulated other comprehensive income (loss)	453	(133,247)

Total stockholders’ equity	3,512,408	3,555,055

	$6,000,742	$5,647,242

*	Amounts as of December 30, 2001 were derived from the December 30, 2001 audited financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)
	Six Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net income (loss)	$(194,101)	$142,189
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	331,138	303,089
Amortization	26,077	9,287
Provision for doubtful accounts	1,860	398
Net change in deferred income taxes	(97,761)	23,798
Foreign grant and subsidy income	(28,831)	(24,749)
Net loss on disposal of property, plant and equipment	17,015	18,862
Net realized gain on sale of available-for-sale securities	(702)	—
Undistributed income of joint venture	(260)	(20,483)
Recognition of deferred gain on sale of building	(840)	(841)
Net compensation recognized under employee stock plans	1,654	2,860
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	123,049	(181,368)
Decrease (increase) in inventories	550	(64,718)
Decrease (increase) in prepaid expenses	(44,646)	2,147
Decrease in other assets	47,800	47,209
Decrease (increase) in tax refund receivable and tax payable	15,290	(37,887)
Refund of customer deposits under purchase agreements	(30,000)	(39,000)
Decrease in payables and accrued liabilities	(64,119)	(162,564)
Decrease in accrued compensation	(399)	(51,290)
Income tax benefit from employee stock option exercises	—	4,480

Net cash provided by (used in) operating activities	102,774	(28,581)

Cash flows from investing activities:
Purchases of property, plant and equipment	(371,410)	(377,818)
Proceeds from sale of property, plant and equipment	2,240	367
Cash paid for the acquisition of Alchemy, net of cash acquired	(26,509)	—
Purchases of available-for-sale securities	(2,729,547)	(2,190,266)
Proceeds from sales/maturities of available-for-sale securities	2,611,547	2,205,171
Investment in joint venture	—	(122,356)

Net cash used in investing activities	(513,679)	(484,902)

Cash flows from financing activities:
Proceeds from borrowings	581,784	327,117
Payments on debt and capital lease obligations	(184,734)	(47,598)
Debt issuance cost	(14,057)	—
Proceeds from foreign grants	74,781	18,660
Proceeds from issuance of stock and other	16,099	32,623

Net cash provided by financing activities	473,873	330,802
Effect of exchange rate changes on cash and cash equivalents	15,935	(16,276)

Net increase (decrease) in cash and cash equivalents	78,903	(198,957)
Cash and cash equivalents at beginning of period	427,288	591,457

Cash and cash equivalents at end of period	$506,191	$392,500

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17,212	$26,458

Income taxes	$23,342	$50,996

Supplemental disclosures of non-cash financing activities:
Redemption of convertible debt	$—	$516,860

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

Explanatory Note:    See the explanatory note to financial statements for periods ended June 30, 2002.

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

Date: October 16, 2002
By: /S/ ROBERT J. RIVET
Robert J. Rivet
Senior Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies that:

(i.)  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002, as amended, (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii.)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

/s/ HECTOR DE J. RUIZ
Hector de J. Ruiz President and Chief Executive Officer

Dated: October 16, 2002

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies that:

(i.)  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002, as amended, (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii.)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer

Dated: October 16, 2002

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Hector de J. Ruiz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended, of Advanced Micro Devices, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ HECTOR DE J. RUIZ
Hector de J. Ruiz President and Chief Executive Officer

Dated: October 16, 2002

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Rivet, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended, of Advanced Micro Devices, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer

Dated: October 16, 2002