Form 10-Q
period 2002-09-29
ADVANCED MICRO DEVICES INC
filed 2002-11-13
CIK 2488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Yes      X                                                                                                          No

The number of shares of $0.01 par value common stock outstanding as of October 25, 2002: 343,474,020

INDEX

Part I.    Financial Information

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net sales	$508,227	$765,870	$2,010,599	$2,939,881
Expenses:
Cost of sales	453,884	594,056	1,599,048	1,945,085
Research and development	220,959	161,185	571,266	490,059
Marketing, general and administrative	158,568	150,918	475,676	456,346
Restructuring and other special charges	—	89,305	—	89,305

	833,411	995,464	2,645,990	2,980,795

Operating loss	(325,184)	(229,594)	(635,391)	(40,914)
Interest and other income (expense), net	12,941	(11,220)	31,140	19,911
Interest expense	(21,166)	(9,946)	(49,053)	(51,790)

Loss before income taxes and equity in net income (loss) of joint venture	(333,409)	(250,760)	(653,304)	(72,793)
Income tax benefit	(73,350)	(65,018)	(198,884)	(8,758)

Loss before equity in net income (loss) of joint venture	(260,059)	(185,742)	(454,420)	(64,035)
Equity in net income (loss) of joint venture	5,888	(1,187)	6,148	19,296

Net loss	$(254,171)	$(186,929)	$(448,272)	$(44,739)

Net loss per common share:
Basic	$(0.74)	$(0.54)	$(1.31)	$(0.14)

Diluted	$(0.74)	$(0.54)	$(1.31)	$(0.14)

Shares used in per share calculation:
Basic	342,780	345,044	341,796	329,837

Diluted	342,780	345,044	341,796	329,837

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands except share amounts)

	September 29, 2002	December 30, 2001*
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$533,389	$427,288
Short-term investments	332,435	442,709

Total cash, cash equivalents and short-term investments	865,824	869,997
Accounts receivable, net of allowance for doubtful accounts	428,653	659,783
Inventories:
Raw materials	16,637	26,489
Work-in-process	234,991	236,679
Finished goods	168,604	117,306

Total inventories	420,232	380,474
Deferred income taxes	177,321	155,898
Prepaid expenses and other current assets	253,616	286,957

Total current assets	2,145,646	2,353,109
Property, plant and equipment, at cost:
Land	47,707	33,207
Buildings and leasehold improvements	1,265,229	1,461,228
Equipment	5,165,948	4,162,652
Construction-in-progress	458,609	469,191

Total property, plant and equipment	6,937,493	6,126,278
Accumulated depreciation and amortization	(4,007,701)	(3,387,140)

Property, plant and equipment, net	2,929,792	2,739,138
Investment in joint venture	374,408	363,611
Deferred income taxes	85,996	—
Other assets	195,640	191,384

	$5,731,482	$5,647,242

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks	$48,981	$63,362
Accounts payable	355,576	304,990
Accrued compensation and benefits	119,666	129,042
Accrued liabilities	389,861	443,995
Income taxes payable	38,088	56,234
Deferred income on shipments to distributors	34,151	47,978
Current portion of long-term debt, capital lease obligations and other	307,536	268,336

Total current liabilities	1,293,859	1,313,937
Deferred income taxes	—	105,305
Long-term debt, capital lease obligations and other, less current portion	1,196,531	672,945

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 authorized; 343,474,090 shares issued and outstanding at September 29, 2002 and 340,502,883 at December 30, 2001	3,435	3,405
Capital in excess of par value	1,992,146	1,966,374
Treasury stock, at cost: 6,310,580 shares	(77,157)	(77,157)
Retained earnings	1,347,408	1,795,680
Accumulated other comprehensive loss	(24,740)	(133,247)

Total stockholders’ equity	3,241,092	3,555,055

	$5,731,482	$5,647,242

*	Amounts as of December 30, 2001 were derived from the December 30, 2001 audited financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Nine Months Ended
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(448,272)	$(44,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	541,987	457,619
Amortization	14,315	14,770
Provision for doubtful accounts	3,354	2,798
Net change in deferred income taxes	(200,364)	(14,453)
Foreign grant and subsidy income	(47,965)	(38,199)
Net loss on disposal of property, plant and equipment	12,372	22,812
Net realized gain on sale of available-for-sale securities	(4,829)	—
Undistributed income of joint venture	(6,148)	(19,296)
Recognition of deferred gain on sale of building	(1,261)	(1,261)
Net compensation recognized under employee stock plans	2,195	3,552
Restructuring and other special charges	—	89,305
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	227,834	(44,416)
Increase in inventories	(39,603)	(112,954)
Decrease in prepaid expenses	2,798	19,888
Increase in other assets	(1,435)	(47,723)
Decrease (increase) in tax refund receivable	33,692	(37,369)
Increase in tax payable	(18,146)	(25,217)
Refund of customer deposits under purchase agreements	(30,000)	(39,000)
Decrease in payables and accrued liabilities	(21,992)	(67,113)
Decrease in accrued compensation and benefits	(9,374)	(62,926)

Net cash provided by operating activities	9,158	56,078

Cash flows from investing activities:
Purchases of property, plant and equipment	(567,182)	(541,891)
Proceeds from sale of property, plant and equipment	5,162	1,715
Cash paid for the acquisition of Alchemy, net of cash acquired	(26,509)	—
Purchases of available-for-sale securities	(3,294,538)	(3,149,900)
Proceeds from sales/maturities of available-for-sale securities	3,437,269	3,346,085
Investment in joint venture	—	(122,356)

Net cash used in investing activities	(445,798)	(466,347)

Cash flows from financing activities:
Proceeds from borrowings and equipment financing, net of issuance costs	735,643	319,090
Payments on debt and capital lease obligations	(280,611)	(90,305)
Proceeds from foreign grants	50,253	23,312
Proceeds from issuance of stock	23,606	38,252
Repurchase of common stock	—	(68,837)

Net cash provided by financing activities	528,891	221,512
Effect of exchange rate changes on cash and cash equivalents	13,850	(5,277)

Net increase (decrease) in cash and cash equivalents	106,101	(194,034)

Cash and cash equivalents at beginning of period	427,288	591,457

Cash and cash equivalents at end of period	$533,389	$397,423

Supplemental disclosures of cash flow information:
Cash paid for (refunded):
Interest	$25,274	$38,120

Income taxes	$(18,324)	$58,088

Supplemental disclosures of non-cash financing activities:
Redemption of convertible debt	$—	$516,860

See accompanying notes.

ADVANCED MICRO DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The Company’s current fiscal year will end on December 29, 2002. The quarters ended September 29, 2002 and September 30, 2001 each included 13 weeks. The nine months ended September 29, 2002 and September 30, 2001 each included 39 weeks.

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

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.

SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003, and, therefore, its adoption is not expected to have any impact on the Company’s current financial position or results of operations.

3.	Available-For-Sale Securities

The following is a summary of the available-for-sale securities held by the Company as of September 29, 2002:

(Thousands)	Cost	Fair Market Value
Cash equivalents:
Commercial paper	$226,774	$226,886
Money market funds	19,137	19,152
Federal agency notes	2,212	2,212

Total cash equivalents	$248,123	$248,250

Short-term investments:
Bank notes	$9,513	$9,789
Corporate notes	77,478	78,766
Money market auction rate preferred stocks	127,715	127,785
Federal agency notes	114,413	116,095

Total short-term investments	$329,119	$332,435

Long-term investments:
Equity investments	$11,571	$8,414
Commercial paper	10,000	10,000
Federal agency notes	2,473	2,473

Total long-term investments (included in other assets)	$24,044	$20,887

The Company realized a net gain on the sale of available-for-sale securities of $4.8 million in the first nine months of 2002.

Included in cash and cash equivalents is a compensating balance of $101 million which represents the next semi-annual principal payment due under the terms of the Dresden Loan Agreements. Also included in cash and cash equivalents is $31 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to this cash will lapse as the Company incurs qualifying interest expense on the Dresden Term Loans over the next four quarters.

4.	Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average common shares outstanding. Potential diluted number of common shares is computed as though such dilutive common shares were outstanding for the whole period for which loss per share is presented. As the Company incurred net losses for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Potential dilutive common shares of approximately 22 million and 20 million for the three-month and nine-month periods ended September 29, 2002, and 6 million and 22 million for the three-month and nine-month periods ended September 30, 2001, respectively, were not included in the net loss per common share calculation, as their inclusion would have been anti-dilutive.

5.	Investment in Joint Venture

In 1993, AMD and Fujitsu Limited formed a joint venture, Fujitsu AMD Semiconductor Limited (FASL), for the development and manufacture of non-volatile memory devices. FASL operates advanced integrated circuit (IC) manufacturing facilities in Aizu-Wakamatsu, Japan, for the production of Flash memory devices. The Company’s share of FASL is 49.992 percent, and the investment is accounted for under the equity method. At September 29, 2002, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in a decrease in the Company’s investment in FASL of $36.8 million.

The following are the significant FASL related-party transactions and balances:

	Quarter Ended		Nine Months Ended
(Thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Royalty income	$9,789	$10,975	$25,330	$36,675
Purchases	107,832	146,766	283,713	435,520

(Thousands)	September 29, 2002	December 30, 2001
Royalty receivable	$15,754	$6,962
Accounts receivable	25,686	—
Accounts payable	233	37,957

The following is condensed unaudited financial data of FASL:

	Quarter Ended		Nine Months Ended
(Thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net sales	$235,986	$241,812	$577,167	$808,573
Gross profit (loss)	1,429	(18,864)	45,133	73,669
Operating income (loss)	(2,673)	(20,172)	38,209	69,822
Net income (loss)	(1,559)	(11,798)	18,130	40,494

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

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, the Company agreed to guarantee (the Guarantee) the repayment of up to $125 million to Fujitsu in connection with Fujitsu’s obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank. On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility due to a downturn of the Flash memory market. On March 26, 2002, the Company received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to the Company’s obligations under the Guarantee. However, to date, the Company has not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, the Company continues to disagree with Fujitsu as to the amount, if any, of the Company’s obligations under the Guarantee. While the Company continues to discuss this matter with Fujitsu, the Company cannot at this time reasonably predict its outcome including any amounts the Company might be required to pay Fujitsu, and therefore, has not recorded any liability in its consolidated financial statements associated with the Guarantee.

6.	Segment Reporting

For purposes of disclosures required by Statement of Financial Accounting Standards No. 131 (SFAS 131), AMD operates in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processor and memory products operating segments, and the Foundry Services segment. The aggregation of the Company’s operating segments into the Company’ reporting segments was made pursuant to the aggregation criteria set forth in SFAS 131. The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment includes fees for services provided to Legerity and Vantis. The Company terminated its Foundry Service arrangements with Legerity in the third quarter of 2002. The Company evaluates performance and allocates resources based on these segments’ reporting income (loss). The following table is a summary of sales and operating income (loss) by segment with a reconciliation to net loss for the quarters and nine months ended September 29, 2002 and September 30, 2001:

	Quarter Ended		Nine Months Ended
(Thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Segment net sales:
Core Products segment	$494,386	$741,320	$1,978,375	$2,843,915
Foundry Services segment	13,841	24,550	32,224	95,966

Total segment net sales	$508,227	$765,870	$2,010,599	$2,939,881

Segment operating income (loss):
Core Products segment	$(330,856)	$(123,947)	$(632,602)	$70,053
Foundry Services segment	5,672	(9,441)	(2,789)	(14,761)

Total segment operating income (loss)	(325,184)	(133,388)	(635,391)	55,292
Restructuring and other special charges	—	(89,305)	—	(89,305)
Additional inventory provision	—	(6,901)	—	(6,901)
Interest income and other, net	12,941	(11,220)	31,140	19,911
Interest expense	(21,166)	(9,946)	(49,053)	(51,790)
Income tax benefit	73,350	65,018	198,884	8,758
Equity in net income (loss) of joint venture	5,888	(1,187)	6,148	19,296

Net loss	$(254,171)	$(186,929)	$(448,272)	$(44,739)

7.	Comprehensive Loss

The following are the components of comprehensive loss:

	Quarter Ended		Nine Months Ended
(Thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net loss	$(254,171)	$(186,929)	$(448,272)	$(44,739)
Net change in cumulative translation adjustments	(20,483)	59,525	80,873	18,585
Net change in unrealized gains (losses) on cash flow hedges	(1,307)	20,060	32,111	8,412
Net change in unrealized gains (losses) on available-for-sale securities	(3,400)	2,668	(4,477)	(7,824)

Other comprehensive income (loss)	(25,190)	82,253	108,507	19,173

Comprehensive loss	$(279,361)	$(104,676)	$(339,765)	$(25,566)

The components of accumulated other comprehensive loss are as follows:

(Thousands)	September 29, 2002	December 30, 2001
Cumulative translation adjustments	$(54,046)	$(134,919)
Net unrealized gains (losses) on cash flow hedges	28,712	(3,399)
Unrealized gain on available-for-sale securities	594	5,071

Accumulated other comprehensive loss	$(24,740)	$(133,247)

8.	Senior Convertible Debt

On January 29, 2002, the Company issued $500 million of its 4.75% Convertible Senior Debentures Due 2022 (the Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the Debentures will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. The Debentures are convertible at any time by the holders into the Company’s common stock at a conversion price of $23.38 per share, subject to adjustment. At this conversion price, each $1,000 principal amount of the Debentures will be convertible into approximately 43 shares of the Company’s common stock.

Beginning on February 5, 2005, the Debentures are redeemable by the Company for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at the Company’s option, provided that the Company may not redeem the Debentures prior to February 1, 2006 unless the last reported sale price of the Company’s common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices are as follows for Debentures to be redeemed during the periods set forth below:

Period	Price
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

Holders of the Debentures will have the ability to require the Company to repurchase the Debentures at 100 percent of par in $1,000 increments, in whole or in part, on February 1, 2009, February 1, 2012 and February 1, 2017. The holders of the Debentures will also have the ability to require the Company to repurchase the Debentures in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus accrued and unpaid interest.

9.	Term Loan and Security Agreement

On September 27, 2002, the Company entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, the Company can borrow up to $155 million to be secured by certain property, plant and equipment located at the Company’s Fab 25 semiconductor manufacturing facility in Austin, Texas. Amounts borrowed under the September 2002 Loan Agreement bear interest at a rate of LIBOR plus four percent, which was 5.8 percent at September 29, 2002. Repayment occurs in equal, consecutive, quarterly principal and interest payments beginning December 2002 and ending on September 2006. As of September 29, 2002, $110 million was outstanding under the September 2002 Loan Agreement. The Company must also comply with certain financial covenants if its net domestic cash balance, as defined in the agreement, drops to an amount of $300 million or less. The Company intends to use amounts borrowed under the September 2002 Loan Agreement for capital expenditures, working capital and general corporate purposes.

10.	Business Acquisition

On February 19, 2002, the Company completed the acquisition of Alchemy Semiconductor, Inc. (Alchemy), a privately held company, for approximately $30 million in cash consideration to Alchemy stockholders. Alchemy designed, developed and marketed low-power, high performance microprocessors for personal connectivity devices such as personal digital assistants (PDAs), web tablets and portable and wired Internet access devices and gateways.

The Company accounted for the acquisition using the purchase method and the assets and operations acquired were combined with the Company’s Core Products segment. Approximately $2.9 million of the purchase price represented acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. The $2.9 million was expensed upon the acquisition of Alchemy. In addition, the Company recorded $18.7 million of goodwill based on the residual difference between the amount paid and the fair values assigned to identified tangible and intangible assets using an independent valuation.

11.	Restructuring and Other Special Charges

In fiscal 2001 the Company announced a restructuring plan (the 2001 Restructuring Plan), due to a slowdown in the semiconductor industry and a resulting decline in revenues. In connection with the plan, the Company closed Fabs 14 and 15 in Austin, Texas in June 2002. These facilities supported certain of the Company’s older products and its Foundry Service operations, which were discontinued as part of the plan. The Company also reorganized related manufacturing facilities and reduced related activities primarily in Penang, Malaysia along with associated administrative support.

Pursuant to the 2001 Restructuring Plan, the Company recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $13.0 million and $3.2 million of anticipated exit costs to close facilities in Austin and Asia, mostly in Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment that were incurred as a result of the Company’s decision to implement the 2001 Restructuring Plan. Management determined the fair value of the affected equipment based on market data and conditions.

As of September 29, 2002, 2,209 employees had been terminated resulting in cash payments of approximately $35.8 million in severance and employee benefit costs, of which $1.7 million was included in current year results of operations. 720 of these positions were associated with closing Fabs 14 and 15 in Austin. The balance of the reductions resulted from reorganizing activities primarily in Penang, Malaysia, along with associated administrative support. While the planned facilities closures had been completed as of September 29, 2002, related de-commissioning costs are expected to be incurred over the next nine months.

The following table summarizes activity under the 2001 Restructuring Plan through September 29, 2002:

(Thousands)	Severance and Employee Benefits	Facilities and equipment impairment	Facility and equipment decommission costs	Other facility exit costs	Total
Q3 2001 charges	$34,105	$39,000	$15,500	$700	$89,305
Non-cash charges	—	(39,000)	—	—	(39,000)
Cash charges	(7,483)	—	—	(54)	(7,537)

Accruals at December 30, 2001	26,622	—	15,500	646	42,768
Cash charges	(26,622)	—	(439)	—	(27,061)

Accruals at September 29, 2002	$—	$—	$15,061	$646	$15,707

For information concerning the Company’s 2002 Restructuring Plan, see Note 13.

12.	Foreign grants and subsidies

In August 2002, the Subsidy Agreement with the Federal Republic of Germany and the State of Saxony was amended to increase the maximum amount of investment grants and allowances available to the Company from $251 million to $407 million. Interest subsidies available to the Company amounting to $146 million remain unchanged. The Subsidy

Agreement imposes conditions on AMD Saxony, including the requirement to attain certain employment levels by December 2003 and to maintain those levels until December 2008. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of the amounts received to date. There have been no conditions of noncompliance through September 29, 2002 that would result in forfeiture of any of the subsidies. The investment grants and allowances and subsidies are being recognized as a reduction of related operating expenses ratably over the life of the agreement.

Of the interest subsidies received in the nine months ended September 29, 2002, approximately $25 million is restricted from the Company’s access for more than one year, and is therefore included in Other Assets.

13.    Recent Developments

On November 7, 2002, the Company announced that it was formulating a restructuring plan (the 2002 Restructuring Plan) to address the continuing industry-wide weakness in the semiconductor industry and to adjust its cost structure. Pursuant to the 2002 Restructuring Plan, the Company intends to reduce its fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. The Company also expects to reduce its expenses by approximately $100 million per quarter by the second quarter of 2003. As a result, the Company expects total expenses in 2003 to be reduced by $350 million based on current product demand forecasts. The Company cannot, however, be sure that the goals of the 2002 Restructuring Plan will be realized. The 2002 Restructuring Plan is expected to result in pre-tax restructuring and related charges to earnings of several hundred million dollars in the fourth quarter of 2002. The Company also expects approximately one-third of the restructuring and related charges to consist of cash payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. The forward-looking statements relate to, among other things: operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to transition new product introductions effectively; our ability to produce microprocessors in the volume required by customers on a timely basis; our ability to maintain average selling prices of microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability to achieve market acceptance of our microprocessors, including those based on Hammer technology, on a timely basis and produce them in the volumes required by the market at acceptable yields; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; a recovery in the economy leading to increased demand for our microprocessor products; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transition in our submicron integrated circuit manufacturing and design facility in Dresden, Germany (Dresden Fab 30); and the financing and further construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. See “Financial Condition” and “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our other Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included in this report and our Audited Financial Statements and related notes as of December 30, 2001 and December 31, 2000 and for each of the three years in the period ended December 30, 2001 as filed in our Annual Report on Form 10-K.

AMD, the AMD Arrow logo, and combinations thereof, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron and MirrorBit are either trademarks or registered trademarks of Advanced Micro Devices, Inc. in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Pentium is a registered trademark of Intel Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments, allowance for doubtful accounts, revenues, inventories, asset impairments, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Investments in Debt and Equity Securities.    We hold minority interests in companies having operations or possessing technology primarily in areas within our strategic focus, some of which are publicly traded and have highly volatile stock prices. We also make investments in marketable equity and debt securities. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security or debt instrument is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures providing an indication of the instrument’s fair value. For private equity investments, we evaluate the financial condition of the investee, market conditions, trends of earnings and other key factors that provide indicators of the fair market value of the investment. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Revenue Reserves.    We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally six months or less, are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets.    We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we are more likely than not to be unable to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance also includes the tax benefit from the exercise of employee stock options. In the event tax benefits arising from the exercise of stock options are realized, the valuation allowance would be reversed and credited to capital in excess of par value with no effect on our statement of operations.

Commitments and Contingencies.    From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a party to environmental matters, including local, regional, state and federal governed clean-up activities at or near locations where we currently or have in the past conducted our business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, or the likelihood of the guarantees being called. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

RESULTS OF OPERATIONS

We operated in two reportable segments: the Core Products segment and the Foundry Services segment. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include embedded processors, networking products, personal connectivity solutions products and platform products, which primarily consist of chipsets used in PCs. Our Foundry Services segment consists of service fees from Legerity, Inc. and Vantis Corporation.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 29, 2002, June 30, 2002 and September 30, 2001 each included 13 weeks. The nine months ended September 29, 2002 and September 30, 2001 each included 39 weeks.

The following is a summary of our net sales by segment for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 29, 2002	June 30, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(Millions)
Core Products segment:
PC Processors	$262	$380	$467	$1,326	$1,717
Memory Products	189	175	210	524	937
Other IC Products	43	39	64	128	190

	494	594	741	1,978	2,844
Foundry Services segment	14	6	25	32	96

	$508	$600	$766	$2,011	$2,940

Net Sales Comparison of Quarters Ended September 29, 2002 and June 30, 2002

Net sales of $508 million for the third quarter of 2002 decreased by 15 percent compared to net sales of $600 million for the second quarter of 2002.

During the third quarter of 2002, PC processors net sales of $262 million decreased by 31 percent compared to the second quarter of 2002. This decrease was due to declines in both average selling prices and unit sales, reflecting industry-wide weakness in PC sales. This decrease also reflected our decision not to accept orders from certain customers, not to ship to certain customers and our receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. In the fourth quarter of 2002, we expect unit shipments of PC processors to follow seasonal patterns, which generally show increases from third quarter levels. Our ability to increase PC processor revenue in the fourth quarter of 2002 depends upon customer demand for the newest versions of the AMD Athlon processors, an increase of average selling prices and an increase in unit shipments of our PC processors.

Memory products net sales of $189 million increased by eight percent in the third quarter of 2002 compared to the second quarter of 2002 due primarily to an increase in overall average selling prices as a result of the continued strength of demand in the high-end mobile phone market, which resulted in a shift in the relative mix of products sold to higher density flash products. We expect sales of Flash memory devices to increase in the fourth quarter of 2002.

Other IC products net sales of $43 million increased by 10 percent in the third quarter of 2002 compared to the second quarter of 2002 primarily due to an increase in sales of embedded processors.

Foundry Services segment service fees of $14 million in the third quarter of 2002 increased from $6 million in the second quarter of 2002 due to an increase in service fees from Legerity. We expect Foundry Services segment service fees to decrease significantly in the fourth quarter of 2002 due to the termination of our Foundry Service arrangements with Legerity, which occurred in the third quarter of 2002. We also expect Foundry Services segment service fees to continue to decrease through the third quarter of 2003, when our agreement with Vantis ends.

Net Sales Comparison of Quarters Ended September 29, 2002 and September 30, 2001

Net sales of $508 million for the third quarter of 2002 decreased by 34 percent compared to net sales of $766 million for the third quarter of 2001.

PC processors net sales of $262 million decreased by 44 percent in the third quarter of 2002 compared to the same quarter of 2001. This decrease was due to declines in both average selling prices and unit sales, reflecting industry-wide weakness in PC sales. This decrease also reflected our decision in the third quarter of 2002 not to accept orders from certain customers, not to ship to certain customers and our receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain.

Memory products net sales of $189 million decreased by 10 percent in the third quarter of 2002 compared to the same quarter of 2001 due to a decline in average selling prices, partially offset by an increase in unit shipments.

Other IC products net sales of $43 million in the third quarter of 2002 decreased by 33 percent compared to the same quarter of 2001 primarily due to decreased net sales from platform products.

Foundry Services segment service fees of $14 million in the third quarter of 2002 decreased by 44 percent compared to the same quarter of 2001 due to a decrease in service fees from Legerity and Vantis.

Net Sales Comparison of Nine Months Ended September 29, 2002 and September 30, 2001

Net sales of $2,011 million for the first nine months of 2002 decreased by 32 percent compared to net sales of $2,940 million for the first nine months of 2001.

PC processors net sales of $1,326 million decreased 23 percent in the first nine months of 2002 compared to the same period of 2001. This decrease was due to declines in both average selling prices and unit sales, reflecting industry-wide weakness in PC sales. This decrease also reflected our decision in the third quarter of 2002 not to accept orders from certain customers, not to ship to certain customers and our receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain.

Memory products net sales of $524 million decreased by 44 percent in the first nine months of 2002 compared to the same period of 2001 due to a decline in both unit shipments and average selling prices as a result of sustained weakness in the overall market.

The Other IC products net sales of $128 million decreased by 33 percent in the first nine months of 2002 compared to the same period of 2001 primarily due to decreased net sales of embedded processors, networking products and platform products.

Foundry Services segment service fees of $32 million in the first nine months of 2002 decreased by 67 percent compared to the same period of 2001 due to a decrease in service fees from Legerity and Vantis.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 29, 2002	June 30, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(Millions except for gross margin percentage)
Cost of sales	$454	$558	$594	$1,599	$1,945
Gross margin percentage	11%	7%	22%	20%	34%
Research and development	$221	$178	$161	$571	$490
Marketing, general and administrative	159	160	151	476	456
Restructuring and other special charges	—	—	89	—	89
Interest and other income, net	13	9	(11)	31	20
Interest expense	21	16	10	49	52

We operate in an industry characterized by intense competition and high fixed costs due to capital-intensive manufacturing processes, particularly the costs to build and maintain state-of-the-art wafer production facilities required for PC processors and memory devices. As a result, our gross margin percentage is significantly affected by fluctuations in unit sales and average selling prices.

On November 7, 2002, we announced that we were formulating the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry and to adjust our cost structure. Pursuant to the 2002 Restructuring Plan, we intend to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We also expect to reduce our expenses by approximately $100 million per quarter by the second quarter of 2003. As a result, we expect total expenses in 2003 to be reduced by $350 million based on current product demand forecasts. We cannot, however, be sure that the goals of the

2002 Restructuring Plan will be realized. The 2002 Restructuring Plan is expected to result in pre-tax restructuring and related charges to earnings of approximately several hundred million dollars in the fourth quarter of 2002. We also expect approximately one-third of the restructuring and related charges to consist of cash payments.

The gross margin percentage of 11 percent in the third quarter of 2002 increased from seven percent in the second quarter of 2002 due primarily to a more favorable mix of Flash products sold, a reallocation of manufacturing resources, previously included in costs of goods sold, to increased research and development activities for our upcoming eighth-generation microprocessors based on Hammer technology, and cost savings realized from the closure of our facilities pursuant to the 2001 Restructuring Plan described below. This increase was partially offset by a decline in the unit shipments and average selling prices of our PC processors as well as our decision not to accept orders from certain customers, not to ship to certain customers and our receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. The gross margin percentage of 11 percent in the third quarter of 2002 decreased from 22 percent in the third quarter of 2001. The gross margin percentage of 20 percent for the first nine months of 2002 decreased from 34 percent for the same period in 2001. These declines were primarily due to a decline in both average selling prices and unit shipments of our PC processors.

Research and development expenses of $221 million in the third quarter of 2002 increased 24 percent compared to the second quarter of 2002 and 37 percent compared to the same quarter in 2001. Research and development expenses of $571 million in the first nine months of 2002 increased 17 percent compared to the first nine months of 2001. The increase in research and development expenses was primarily due to the reallocation of manufacturing resources, previously included in costs of goods sold, to increased research and development activities for our upcoming eighth-generation microprocessors based on Hammer technology.

Research and development expenses and cost of sales in the third quarter of 2002 reflected the recognition of $5.2 million and $13.9 million, respectively, of deferred credits on foreign research and development subsidies and investment grants/allowances and interest subsidies that were received from the State of Saxony for Dresden Fab 30. In the first nine months of 2002, these credits totaled $12.8 million and $35.1 million, respectively. In the first nine months of 2001, these credits totaled $11.2 million and $31.7 million, respectively.

Marketing, general and administrative expenses of $159 million in the third quarter of 2002 were flat compared to $160 million in the second quarter of 2002 and increased five percent compared to $151 million in the third quarter of 2001. Marketing, general and administrative expenses of $476 million for the first nine months of 2002 increased four percent compared to the first nine months of 2001 primarily due to increased marketing activities associated with our AMD Athlon microprocessor family.

In the third quarter of 2002, interest and other income, net of $13 million increased $4 million compared to the second quarter of 2002 and increased $24 million compared to the third quarter of 2001. The increase from the second quarter of 2002 was primarily due to the gains realized from the sales or maturities of short-term investments. The increase from the third quarter of 2001 was primarily due to $22 million in charges for other-than-temporary declines in the fair value of our investments incurred during the third quarter of 2001. In the first nine months of 2002, interest and other income, net of $31 million increased $11 million compared to the first nine months of 2001. The increase was primarily due to $22 million in charges for other-than-temporary declines in the fair value of our equity investments incurred during the first nine months of 2001, partially offset by lower interest rates and investment balances during the first nine months of 2002.

Interest expense of $21 million in the third quarter of 2002 increased 31 percent compared to the second quarter of 2002 primarily due to a decrease in the amount of capitalized interest during the third quarter of 2002. Interest expense for the third quarter of 2002 increased $11 million compared to the same quarter of 2001 primarily due to interest expense incurred on our $500 million 4.75% Convertible Senior Debentures Due 2022, issued at the end of January 2002 and a decrease in the amount of capitalized interest incurred during the third quarter of 2002. Interest expense of $49 million in the first nine months of 2002 decreased six percent compared to the first nine months of 2001 primarily due to a larger amount of capitalized interest during the first nine months of 2002 offset by additional interest expense on our $500 million 4.75% Convertible Senior Debentures Due 2022.

In fiscal 2001, we announced a restructuring plan (the 2001 Restructuring Plan), due to a continued slowdown in the semiconductor industry and a resulting decline in revenues. In connection with the plan, we closed Fabs 14 and 15 in Austin, Texas in June 2002. These facilities supported certain of our older products and Foundry Service operations, which have been discontinued as part of our plan. We also reorganized related manufacturing facilities and reduced related activities primarily in Penang, Malaysia, along with associated administrative support.

Pursuant to the 2001 Restructuring Plan, we recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $13.0 million and $3.2 million of anticipated exit costs to close facilities in Austin and Asia, mostly in Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment that were incurred as a result of our decision to implement the restructuring plan. Management determined the fair value of the affected equipment based on market data and conditions.

As of September 29, 2002, 2,209 employees were terminated pursuant to the 2001 Restructuring Plan, resulting in cash payments of approximately $35.8 million in severance and employee benefit costs, of which $1.7 million was included in current year results of operations. 720 of these positions were associated with closing Fabs 14 and 15 in Austin. The balance of the reductions resulted from reorganizing activities primarily in Penang, Malaysia, along with associated administrative support. While the planned facilities closures had been completed as of September 29, 2002, related de-commissioning costs are expected to be incurred over the next nine months.

We recorded an additional charge of $6.9 million during the third quarter of 2001 for the impairment of inventories associated with product lines to be discontinued as part of our 2001 Restructuring Plan. This amount was recorded in cost of sales in our statement of operations.

The table in Note 11 of the Condensed Consolidated Financial Statements summarizes activity under the 2001 Restructuring Plan through September 29, 2002. As a result of this restructuring plan, we expect to realize overall cost reductions of $129 million on an annualized basis. The actions taken to date resulted in actual savings of approximately $30 million in the third quarter of 2002.

Income Tax

We recorded an income tax benefit of $73 million in the third quarter of 2002 and an income tax benefit of $65 million in the third quarter of 2001. The effective tax benefit rates for the quarter and nine months ended September 29, 2002 were 22 percent and 30 percent, respectively, reflecting a valuation allowance against certain deferred tax assets. The effective tax benefit rates for the quarter and nine months ended September 30, 2001 were 26 percent and 12 percent, respectively, reflecting the provision of U.S. taxes on certain previously undistributed earnings of low-taxed foreign subsidiaries. The tax benefit on the restructuring charges in the quarter ended September 30, 2001 was $21 million or 24 percent, reflecting the allocation of the charge between U.S. and foreign low-taxed jurisdictions.

Other Items

International sales as a percent of net sales were 75 percent in the third quarter of 2002 compared to 72 percent in the second quarter of 2002 and 68 percent in the third quarter of 2001. International sales as a percent of net sales were 69 percent in the first nine months of 2002 compared to 64 percent in the first nine months of 2001. During the third quarter of 2002, approximately one percent of our net sales were denominated in foreign currencies, the same as in the second quarter of 2002. We do not have sales denominated in local currencies in countries that have highly inflationary economies.

Comparison of Segment Income (Loss)

For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 29, 2002	June 30, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(Millions)
Core Products	$(331)	$(289)	$(124)	$(632)	$70
Foundry Services	6	(7)	(9)	(3)	(15)

Total segment operating income (loss)	$(325)	$(296)	$(133)	$(635)	$55

Core Products’ operating results for the third quarter of 2002 decreased $42 million compared to the second quarter of 2002 and $207 million compared to the same quarter of 2001. Core Products’ operating results in the first nine months of 2002 decreased $702 million compared to the first nine months of 2001. The change in operating results was primarily due to a decline in both average selling prices and unit shipments of our PC processors.

FINANCIAL CONDITION

Net cash provided by operating activities was $9 million in the first nine months of 2002 as a result of non-cash charges, including $556 million of depreciation and amortization, $12 million of net loss on disposal of property, plant and equipment, and $144 million of other cash due to net changes in operating assets and liabilities. This was offset by our nine-month net losses of $448 million and non-cash credits of $248 million from net changes of $200 million in deferred income taxes and $48 million of foreign grant and subsidy income.

Net cash provided by operating activities was $56 million in the first nine months of 2001 as a result of non-cash charges, including of $472 million from depreciation and amortization, $23 million of net loss on disposal of property, plant and equipment and a nonrecurring $89 million from restructuring and other special charges. This was offset by our nine-month 2001 losses of $45 million, a reduction to operating cash flows from net changes in deferred income taxes and foreign grant and subsidy income of $53 million and a net decrease of $417 million from changes in operating assets and liabilities.

Net cash used in investing activities was $446 million in the first nine months of 2002 primarily due to $567 million used for the purchases of property, plant and equipment, $30 million, net of cash acquired, to purchase Alchemy Semiconductor, offset by $143 million of net cash inflow from purchases and sales of available-for-sale securities and $5 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $466 million in the first nine months of 2001 primarily due to $542 million used for the purchases of property, plant and equipment and $122 million of additional equity investments in FASL, offset by $196 million of net cash inflow from the purchases and sales of available-for-sale securities.

Net cash provided by financing activities was $529 million in the first nine months of 2002 primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our 4.75% Convertible Senior Debentures Due 2022, $108 million in proceeds from our September 2002 Loan Agreement, net of $2 million in debt issuance costs, $120 million in borrowings under our July 1999 Loan Agreement, $13 million in proceeds from equipment lease financing, $24 million in proceeds from the issuance of stock in connection with stock option exercises and employee purchases under our Employee Stock Purchase Plan and $50 million of capital investment grants and interest subsidies from the German government as part of the Dresden Fab 30 loan agreements, offset by $281 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $222 million during the first nine months of 2001 primarily due to $319 million from borrowing activities, $23 million of capital investment grants from the German government as part of the Dresden Fab 30 loan agreements, and $38 million in proceeds from issuance of stock in connection with stock option exercises and employee purchases under our Employee Stock Purchase Plan, offset by $90 million in payments on debt and capital lease obligations and $69 million from our repurchase of our common stock.

Contractual Cash Obligations and Guarantees

The following tables summarize our contractual cash obligations and principal guarantees at September 29, 2002 and are supplemented by the discussion following the tables:

Contractual Cash Obligations:
(Thousands)	Total	2002	2003	2004	2005	2006	2007 and Beyond
Notes payable to banks	$48,981	$48,981	$—	$—	$—	$—	$—
September 2002 term loan	110,000	6,875	27,500	27,500	27,500	20,625	—
Dresden term loans	551,636	101,321	213,900	157,610	78,805	—	—
Convertible Senior Debentures	500,000	—	—	—	—	—	500,000
Capital lease obligations	44,043	3,748	15,838	15,600	5,508	3,349	—
Operating leases	452,267	15,487	51,371	47,066	42,120	38,408	257,815
Unconditional purchase commitments	41,020	2,380	9,520	9,424	9,424	2,568	7,704

Total contractual cash obligations	$1,747,947	$178,792	$318,129	$257,200	$163,357	$64,950	$765,519

Guarantees:

	Amounts of guarantee expiration per period
(Thousands)	Total amounts guaranteed	2002	2003	2004	2005	2006	2007 and Beyond
Dresden guarantee	$300,000	$—	$—	$—	$300,000	$—	$—
BAC guarantee	24,465	—	24,465	—	—	—	—
FASL guarantee	127,000	—	—	—	—	—	127,000
Fujitsu guarantee	125,000	—	125,000	—	—	—	—

Total guarantees	$576,465	$—	$149,465	$—	$300,000	$—	$127,000

Notes Payable to Banks

July 1999 Loan and Security Agreement

We entered into a Loan and Security Agreement (the July 1999 Loan Agreement) with a consortium of banks led by a domestic financial institution on July 13, 1999. The July 1999 Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from original equipment manufacturers and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of net domestic cash (as defined in the July 1999 Loan Agreement) we hold declines to $200 million or the amount of borrowings under the July 1999 Loan Agreement rises to 50 percent of available credit. Under these circumstances the July 1999 Loan Agreement restricts our ability to pay cash dividends on our common stock. Our obligations under the July 1999 Loan Agreement are secured by a pledge of all of our accounts receivable, inventory, general intangibles and the related proceeds from the realization of these assets. As of September 29, 2002, $45 million was outstanding under the July 1999 Loan Agreement, which we have subsequently repaid.

As of September 29, 2002, we had approximately $18 million in lines of credit available to our foreign subsidiaries under other financing agreements, of which approximately $4 million was outstanding.

September 2002 Term Loan

On September 27, 2002, we entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, we can borrow up to $155 million to be secured by certain property, plant and equipment located at our Fab 25 semiconductor manufacturing facility in Austin, Texas. Amounts borrowed under the September 2002 Loan Agreement bear interest at a rate of LIBOR plus four percent, which was 5.8 percent at September 29, 2002. Repayment occurs in equal, consecutive, quarterly principal and interest payments beginning December 2002 and ending on September 2006. As of September 29, 2002, $110 million was outstanding under the September 2002 Loan Agreement. We must also comply with certain financial covenants if our net domestic cash balance (as defined in the September 2002 Loan Agreement) drops to an amount of $300 million or less. We intend to use the amounts borrowed under the September 2002 Loan Agreement for capital expenditures, working capital, and general corporate purposes.

Convertible Senior Debentures

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders of the Debentures will also have the right to require us to repurchase all or a portion of their Debentures on February 1, 2009, February 1, 2012, and February 1, 2017, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. The Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the Debentures will be convertible into approximately 43 shares of our common stock.

Beginning on February 5, 2005, the Debentures are redeemable by us for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at our option, provided that we may not redeem the Debentures prior to February 1, 2006 unless the last reported sale price of our common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices are as follows for Debentures to be redeemed during the periods set forth below:

Period	Price
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

Holders of the Debentures will have the ability to require us to repurchase the Debentures at 100 percent of par in $1,000 increments, in whole or in part, on February 1, 2009, February 1, 2012 and February 1, 2017. The holders of the Debentures will also have the ability to require us to repurchase the Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the Debentures plus accrued and unpaid interest.

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

Dresden Term Loans and Dresden Guarantee

AMD Saxony Limited Liability Company & Co. KG (formerly known as AMD Saxony Manufacturing GmbH) (AMD Saxony), an indirect wholly-owned German subsidiary of AMD, continues to facilitize Dresden Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Dresden Fab 30 will be $2.6 billion when it is fully equipped by the end of 2005. As of September 29, 2002, we had invested $2.1 billion in AMD Saxony.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. The Dresden Loan Agreements were amended in February 1998, June 1999, February 2001 and June 2002.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable conversion rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to 1.00 euro for the conversion of deutsche marks to euros, and then used exchange rate of 1.02 euro to 1.00 U.S. dollar as of September 29, 2002, to value the amounts denominated in deutsche marks.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Dresden Fab 30. The funding consists of:

•	equity contribution, subordinated and revolving loans and loan guarantees from and full cost reimbursement through AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of September 29, 2002, we had invested $148 million in the form of subordinated loans, $257 million in the form of revolving loans, and $286 million in the form of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above had made available up to $751 million in loans to AMD Saxony to help fund Dresden Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $552 million of such loans outstanding as of September 29, 2002, which are included in our consolidated balance sheets. Please refer to the Contractual Cash Obligation table, above, for repayment schedule.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, the Federal Republic of Germany and the State of Saxony are supporting the Dresden Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $751 million;

•	capital investment grants and allowances totaling $407 million; and

•	interest subsidies totaling $146 million.

Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowances and $146 million in interest subsidies. Of the interest subsidies received, approximately $25 million is restricted from our access for more than one year, and are therefore included in Other Assets. In addition to the above-mentioned subsidies, AMD Saxony had also received $25 million in research and development subsidies through September 29, 2002. These amounts are included in our consolidated financial statements. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain certain employment levels by December 2003 and to maintain those levels until December 2008. Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. There have been no conditions of noncompliance through September 29, 2002 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that we:

•
provide interim funding to AMD Saxony if either the remaining capital investment subsidies or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the grants or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•
guarantee up to 35 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $109 million or more than $300 million, until the bank loans are repaid in full.

The Dresden Loan Agreements also require AMD Saxony to maintain bank balances in an amount equal to the amount of the installment of principal next due for repayment. AMD Saxony would be in default under the Dresden Loan Agreements if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fail to comply with certain obligations thereunder or upon the occurrence of certain events including:

•	material variances from the approved plan and specifications;

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding; and

•	the occurrence of a default under the July 1999 Loan Agreement or the September 2002 Loan Agreement.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement. As of September 29, 2002, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement, which would permit acceleration of certain indebtedness, which could have a material adverse effect on us. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Advanced Mask Technology Center Guarantee

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. In June, 2002, in connection with the financing of the construction of this facility, AMD guaranteed the payment obligations of BAC, in an amount not to exceed $24.5 million plus interest and expenses. We expect that AMTC and BAC will obtain additional financing for the construction and facilitization of the photomask facility and that we may be required to enter into additional guarantee arrangements in connection with this financing.

FASL Facilities and Guarantees

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, operates advanced wafer fabrication facilities in Aizu-Wakamatsu, Japan (FASL JV1, FASL JV2 and FASL JV3), for the production of Flash memory devices, which are sold to us and Fujitsu. FASL is continuing the facilitization of FASL JV2 and FASL JV3. We expect FASL JV2 and JV3, including equipment, to cost approximately $2.1 billion when fully equipped. As of September 29, 2002, approximately $1.6 billion of these costs had been funded by cash generated from FASL operations. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. We used the exchange rate on September 29, 2002 of 122.83 yen to 1.00 U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce Flash memory devices for sale to FASL, we agreed to guarantee (the Guarantee) the repayment of up to $125 million to Fujitsu in connection with Fujitsu’s obligation as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank. On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to a downturn of the Flash memory market. On March 26, 2002, we received notice from Fujitsu that FMI requested an advance of funds from Fujitsu to avoid default under the Credit Facility, which notice is required as a condition to our obligations under the Guarantee. However, to date we have not received a demand for payment under the terms of the Guarantee from Fujitsu. Furthermore, we continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Guarantee. While we continue to discuss this matter with Fujitsu, we cannot at this time reasonably predict its outcome including any amounts we might be required to pay Fujitsu, and, therefore, have not recorded any liability in our consolidated financial statements associated with the Guarantee.

A significant portion of FASL’s capital expenditures in 2002 will continue to be funded by cash generated from FASL’s operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($204 million). As of September 29, 2002, we had $127 million in loan guarantees outstanding with respect to FASL’s outstanding third-party loans.

UMC

On January 31, 2002, we entered into a memorandum of understanding with United Microelectronics Corporation (UMC) to establish a joint venture to operate a state-of-the-art, 300-mm wafer fabrication facility in Singapore for high-volume production of PC processors and other logic products. We remain in discussions with UMC as to the structure and timing of this proposed alliance. We have not to date executed any binding definitive joint venture agreement, and we cannot be sure that an agreement will be reached. To date no investments have been made in the proposed alliance.

Other

We plan to make capital investments of approximately $200 million during the remainder of 2002, including amounts related to the continued facilitization of Dresden Fab 30. We regularly assess markets for external financing opportunities including capital leases, equity and debt. We believe that cash flows from our operations and current cash balances, together with external financing activities, will be sufficient to fund our operations and capital investments currently planned for the next 12 months.

Recently Issued Accounting Pronouncements

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003, and, therefore, its adoption is not expected to have any impact on the Company’s current financial position or results of operations.

RISK FACTORS

We have recently experienced substantial declines in revenues and operating losses, and we may experience additional declines in revenues and operating losses.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for the first nine months of 2002 were $2,011 million compared to $2,940 million for the first nine months of 2001. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and our decision in the third quarter of 2002 not to accept orders from certain customers, not to ship to certain customers and our receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. We incurred a net loss of $448 million for the first nine months of 2002 compared to a net loss of $45 million for the first nine months of 2001. Reduced end-user demand, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

The semiconductor industry is highly cyclical and is currently experiencing a severe downturn, which is adversely affecting, and may continue to adversely affect, our business.

The highly cyclical semiconductor industry has experienced significant downturns often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. The most recent downturn, which began in the fourth quarter of 2000 and continues today, has been severe and prolonged, and future downturns may also be severe and prolonged. Our financial performance has been negatively affected by these downturns, including the incurrence of substantial losses during the current downturn, as a result of:

•	the cyclical nature of the supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If current conditions do not improve in the near term or if these conditions in the semiconductor industry occur in the future, as they likely will to a lesser or greater degree, our business will continue to be adversely affected.

Fluctuations in the personal computer market may continue to materially adversely affect us.

Our business is, and particularly our PC processor product lines are, closely tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace, including the current industry downturn which commenced in 2001 and has continued throughout 2002, have materially adversely affected us and may materially adversely affect us in the future. If we experience a sustained reduction in the growth rate of PCs sold, sales of our microprocessors may decrease. If market conditions do not improve, shipments to our customers could be limited until customer demand increases and supply chain inventories are fully balanced with end user demand.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel corporation, such as Dell Corporation, could further materially adversely affect us.

We plan for significant capital expenditures in 2003 and beyond and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected.

We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $200 million during the remainder of 2002. Our capital expenditure plan for 2003 is approximately $650 million. These capital expenditures include those relating to the continued facilitization of our manufacturing facilities known as Dresden Fab 30, in Dresden, Germany, and Fab 25, in Austin, Texas. These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may also decrease our cash balances. In addition, our July 1999 Loan Agreement is scheduled to expire in July 2003. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing would have a material adverse effect on us.

In March 1997, AMD Saxony entered into the Dresden Loan Agreement and other related agreements. These agreements require that we partially fund Dresden Fab 30 project costs in the form of subordinated loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Dresden Fab 30 will be $2.6 billion when fully equipped. We had invested $2.1 billion as of September 29, 2002. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Dresden Loan Agreement, which would permit acceleration of $552 million of indebtedness, as well as acceleration by cross-default of our obligations under our other borrowing arrangements.

Our joint venture with Fujitsu Limited, FASL, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3. We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.1 billion when fully equipped. As of September 29, 2002, approximately $1.6 billion of this cost had been funded. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, that could adversely affect our financial position.

We have a substantial amount of debt and we may incur additional debt in the future. At September 29, 2002, our total debt was $1.3 billion and stockholders’ equity was $3.2 billion. In addition, we had $95 million of availability under our July 1999 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $455 million of debt, and we are currently in disagreement as to the amount we owe, if any, under our additional guarantee to repay up to $125 million to Fujitsu in connection with a closed wafer fabrication facility in Gresham, Oregon. None of these amounts are reflected as debt on our balance sheet.

Our high degree of leverage may:

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•
increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our July 1999 Loan Agreement, the impact of increases in interest rates.

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our credit facilities in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more funds on terms acceptable to us, if at all.

Intense competition in the integrated circuit industry may materially adversely affect us.

In general, the integrated circuit industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market and successive generations of products are developed and introduced for sale. Failure to reduce our costs on existing products or to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins, would have a material adverse effect on us.

Intel Corporation’s dominance of the PC processor market may limit our ability to compete effectively in that market.

Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel’s competitors. In addition, the financial strength of Intel allows it to market its product aggressively, to target our customers and our channel partners with special incentives and to provide disincentives to customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

•	pricing and allocation strategies and actions;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system (BIOS) suppliers; and

•	user brand loyalty.

We expect Intel to maintain its dominant position in the marketplace as well as to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly expends substantially greater amounts on research and development than we do.

In marketing our microprocessors to OEMs and dealers, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. Over the years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for seventh-generation and eighth-generation microprocessors will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

If we are unable to develop, produce and successfully market higher-performing microprocessor products, we may be materially adversely affected.

The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. If we fail to achieve yield and volume goals or to offer higher-performance microprocessors in significant volume on a timely basis and at competitive prices, we could be materially adversely affected.

To be successful, we must increase sales of our microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	our ability to continue offering new higher performance microprocessors competitive with Intel’s product offerings;

•
our ability to maintain and improve the successful marketing position of the AMD Athlon XP microprocessor, which relies in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•
our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we expect to be able to convert production in Dresden Fab 30 to 90-nanometer copper interconnect process technology, a process we will begin in late 2003;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the continuing success of our AMD Athlon microprocessors and the success of future generations of microprocessors. If we fail to achieve continued and expanded market acceptance of our seventh-generation microprocessors, we may be materially adversely affected.

We must introduce in a timely manner, and achieve market acceptance for, our eighth-generation microprocessors, or we will be materially adversely affected.

We plan to ship our eighth-generation 64-bit processors, formerly code-named “Hammer” in the first half of 2003. These processors are designed to provide high performance for both 32-bit and 64-bit applications in servers and in desktop and mobile PCs. The success of our eighth-generation processors are subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies, including silicon on insulator technology, in the volume and with the performance and feature set required by customers; their market acceptance; the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors; and the support of the operating system and application program providers for our 64-bit instruction set.

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for our x86 instruction sets, including our x86-64 technology that will be introduced with our eighth-generation AMD Athlon and AMD Opteron™ processors, independent software providers may forego designing their software applications to take advantage of our innovations. If we fail to retain the support and certification of Microsoft, our ability to market our processors could be materially adversely affected.

The completion and impact of our restructuring program and cost reductions could adversely affect us.

On November 7, 2002, we announced that we were formulating the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry and to adjust our cost structure. Pursuant to the 2002 Restructuring Plan, we intend to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We also expect to reduce our expenses by approximately $100 million per quarter by the second quarter of 2003. As a result, we expect total expenses in 2003 to be reduced by $350 million based on current product demand forecasts. We cannot, however, be sure that the goals of the 2002 Restructuring Plan will be realized. The 2002 Restructuring Plan is expected to result in pre-tax restructuring and related charges to earnings of approximately several hundred million dollars in the fourth quarter of 2002. We also expect approximately one-third of the restructuring and related charges to consist of cash payments.

Weak market demand for our Flash memory products, the loss of a significant customer in the high-end mobile telephone market, or any difficulty in our transition to MirrorBit™ technology may have a material adverse effect on us.

The demand for Flash memory devices has been weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. In the third quarter of this year, our Flash memory product sales grew almost entirely based on strength in the high-end mobile phone market. Our sales in that market are concentrated in a few customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, or a loss of a significant customer in the high-end mobile phone market would have a material adverse effect on us.

In July 2002 we commenced production shipments of our first product with MirrorBit™ technology. Our MirrorBit technology is a new memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. A lack of customer acceptance, any substantial difficulty in transitioning our Flash memory products to MirrorBit technology or any future process technology could reduce our ability to be competitive in the market and could have a material adverse effect on us.

Worldwide economic and political conditions may affect demand for our products and slow payment by our customers.

The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for our microprocessors, Flash memory devices and other integrated circuits. A continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. If the economic slowdown continues or worsens as a result of terrorist activities, military action or otherwise, it could adversely impact our customers’ ability to pay us in a timely manner.

Our inability to adapt quickly to significant fluctuations in demand for our products relative to the capacity of our manufacturing facilities could have a material adverse effect on us.

Because we cannot quickly adapt our manufacturing capacity to rapidly changing market conditions, at times we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by making significant capital investments in Dresden Fab 30, Fab 25, FASL JV3 and our test and assembly facility in Suzhou, China. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings and cash flow.

There may also be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us.

At this time, the most significant risk is that the ramp of production in Fab 25 of Flash memory products will not be successful or that demand for Flash memory products will be weaker than expected.

Further, during periods when we are implementing new process technologies, our manufacturing facilities may not be fully productive. A substantial delay in the technology transitions in Dresden Fab 30 to smaller than 130-nanometer process technologies employing silicon on insulator technology could have a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot be sure that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities, and in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot be sure that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

We cannot be certain that our substantial investments in research and development of process technologies will lead to improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon on insulator technology is critical to our eighth-generation family of microprocessors. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products. Further, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

If our microprocessors are not compatible with some or all industry-standard software and hardware, we could be materially adversely affected.

Our microprocessors may not be fully compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially adversely affected. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on us.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

Our July 1999 Loan Agreement and our September 2002 Loan Agreement contain restrictive covenants and also require us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreement imposes restrictive covenants on AMD Saxony, including a prohibition on its ability to pay dividends.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 1999 Loan Agreement, our September 2002 Loan Agreement and/or the Dresden Loan Agreement. The occurrence of an event of default under any of these agreements or under the indenture governing our Debentures would likely result in a cross-default under the agreements covering the other borrowings and would permit the applicable lenders or noteholders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and permitting the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the July 1999 Loan Agreement, the September 2002 Loan Agreement and the Dresden Loan Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our personal property, including inventory and accounts receivable, as security under our July 1999 Loan Agreement, and certain property, plant and equipment as security under our September 2002 Loan Agreement, and AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreement. If the lenders under any of the credit facilities or the noteholders or the trustee under the indenture governing our Debentures accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Malaysia, Thailand, China, Japan and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations.

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

any of which could have a material adverse effect on us.

As part of our business strategy, we are continuing to seek expansion of product sales in emerging overseas markets. We recently signed a research and development joint venture agreement with China Basic Education Software Company, Ltd. to develop hardware platforms using our products for computer equipment to be sold in the Chinese IT education market. Expansion into emerging overseas markets presents similar political and economic risks as described above, and we may be unsuccessful in our strategy to penetrate these emerging overseas markets.

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

Our operating results are subject to substantial seasonal fluctuations.

Our operating results tend to vary seasonally. For example, our revenues are generally higher in the fourth quarter than the third quarter of each year. This seasonal pattern is largely a result of decreased demand in Europe during the summer months and higher demand in the retail sector of the PC market during the winter holiday season. In recent quarters, a substantial portion of our quarterly sales have been made in the last month of the quarter.

Uncertainties involving the ordering and shipment of, and payment for, our products could materially adversely affect us.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to original equipment manufacturers indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory.

During 2002, the markets in which our customers operate were characterized by a decline in end-user demand which reduced visibility of future demand for our products and resulted in high levels of inventories in the PC industry supply chain. In some cases, this led to delays in payments for our products. We believe that these and other factors could continue to materially adversely affect our revenues in the near term.

Our price protection obligations and return rights under specific provisions in our agreements with distributors may adversely affect us.

Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally allow for the return of our products. The price protection and return rights we offer to our distributors could materially adversely affect us if distributors exercise these rights as a result of an unexpected significant decline in the price of our products or otherwise.

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

Failure to comply with applicable environmental regulations could subject us to fines, suspension of production, alteration of our manufacturing operations, or regulatory action.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, DC on September 11, 2001, and other acts of violence or war may materially adversely affect us.

Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive and ultimately affect our sales.

Also as a result of terrorism, the United States may be included in armed conflicts that could have a further impact on our sales, our supply chain, and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in or exacerbate economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our securities and on the future prices of our securities.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act. The interest rate will be reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders of the Debentures will also have the right to require us to repurchase all or a portion of their Debentures on February 1, 2009, February 1, 2012, and February 1, 2017, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. The Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the Debentures will be convertible into approximately 43 shares of our common stock.

On September 27, 2002, we entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, we can borrow up to $155 million to be secured by certain property, plant and equipment located at our Fab 25 semiconductor manufacturing facility in Austin, Texas. Amounts borrowed under the September 2002 Loan Agreement bear interest at a rate of LIBOR plus four percent, which was 5.8 percent at September 29, 2002, and repayment occurs in equal, consecutive, quarterly principal and interest payments beginning December 2002 and ending on September 2006. As of September 29, 2002, $110 million was outstanding under the September 2002 Loan Agreement. We must also comply with certain financial covenants if its net domestic cash, as defined in the agreement, drops to an amount of $300 million or less. We intend to use the net proceeds for capital expenditures, working capital, and general corporate purposes.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.44 (a-4)
Fourth Amendment to Loan and Security Agreement, dated as of September 3, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent.

10.44 (a-5)
Fifth Amendment to Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent.

*10.53	Term Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd., and General Electric Capital Corporation, as agent.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated July 17, 2002 reporting under Item 5—Other Events, was filed announcing our second quarter results.

A Current Report on Form 8-K dated August 13, 2002 reporting under Item 9—Regulation FD Disclosure, was filed reporting that our President and Chief Executive Officer, Hector de J. Ruiz, and Senior Vice President and Chief Financial Officer, Robert J. Rivet, submitted sworn statements to the SEC certifying the SEC filings made by the company in 2002.

A Current Report on Form 8-K dated August 28, 2002 reporting under Item 9—Regulation FD Disclosure, was filed reporting that our President and Chief Executive Officer, Hector de J. Ruiz, and Senior Vice President and Chief Financial Officer, Robert J. Rivet, submitted sworn statements to the SEC certifying the Annual Report on Form 10-K/A filed by the company on August 28, 2002.

*	Confidential treatment has been requested with respect to certain parts of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 12, 2002	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer Signing on behalf of the registrant and as the principal accounting officer

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Hector de J. Ruiz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Micro Devices, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evalution as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ HECTOR DE J. RUIZ Hector de J. Ruiz President and Chief Executive Officer

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Rivet, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Micro Devices, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evalution as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ ROBERT J. RIVET Robert J. Rivet Senior Vice President, Chief Financial Officer