Form 10-K
period 2002-12-29
ADVANCED MICRO DEVICES INC
filed 2003-03-14
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 1-7882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place, Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)

(408) 732-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
$.01 Par Value Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of the voting stock held by non-affiliates based on the closing price on March 3, 2003 ($5.37), as reported on the New York Stock Exchange:

$1,856,334,749

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

345,686,173 shares as of March 3, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2003, are incorporated into Part II and III hereof.

AMD, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron, QuantiSpeed, 3DNow!, Am1772 and MirrorBit are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 29, 2002

i

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstance reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to transition new product introductions effectively; our ability to produce microprocessors in the volume required by customers on a timely basis; our ability to maintain average selling prices of microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability to introduce in a timely manner and achieve market acceptance for our eighth-generation microprocessors and produce them in the volumes required by the market at acceptable yields; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; a recovery in the economy leading to increased demand for our products; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transitions in our submicron integrated circuit manufacturing facilities located in Dresden, Germany (Fab 30) and Austin, Texas (Fab 25); and the financing and further construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

General

We are a semiconductor manufacturer with manufacturing facilities in the United States, Europe and Asia and sales offices throughout the world. We design, manufacture and market industry-standard digital integrated circuits, or ICs, that are used in many diverse product applications such as personal computers, workstations, servers, communications equipment and automotive and consumer electronics. Our products consist of microprocessors, Flash memory devices and personal connectivity solutions.

We were incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94086, and our telephone number is (408) 732-2400. Unless otherwise indicated, references in this report to “AMD,” “we” and “us” include our subsidiaries. We make our filings with the SEC available on the Investor Relations page of our website, “www.amd.com,” free of charge.

For financial information about geographic areas and for segment information with respect to sales, operating results and identifiable assets, refer to the information set forth in Note 9 of our consolidated financial statements on page 63 below.

For a discussion of the risk factors related to our business operations, please see the “Cautionary Statement Regarding Forward-Looking Statements” above, and the “Risk Factors” and “Financial Condition” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 below.

The IC Industry

The IC market has grown dramatically over the past decade, driven primarily by the demand for electronic business and consumer products. Today, virtually all electronic products use ICs, including personal computers, or PCs, and related peripherals, wired and wireless voice and data communications and networking products including cellular phones, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

The market for ICs can be divided into separate markets for digital and analog devices. We participate in the market for digital ICs. The three types of digital ICs used in most electronic systems are:

•	microprocessors, which are used for control and computing tasks, and complementary chipset devices, which perform essential logic functions that support the microprocessors;

•	memory circuits, which are used to store data and programming instructions; and

•	logic circuits, which are employed to manage the interchange and manipulation of digital signals.

Within the digital IC market, we primarily participate in the microprocessor and Flash memory device markets. In addition, we participate in the emerging system-on-a-chip, or SoC, embedded processor market for personal connectivity devices.

The Microprocessor Market

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer system. It generally consists of millions of transistors that process system data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is typically the most critical factor impacting the performance and efficiency of a PC and other similar devices. One indicator of microprocessor performance is work-per-cycle, or how many instructions are executed per cycle. The second indicator of performance is its clock speed, the rate at which its internal logic operates, which is measured in units of hertz, or cycles processed per second. Other factors in microprocessor performance include memory storage and access speed. Developments in circuit design and manufacturing process technologies have resulted in dramatic advances in microprocessor performance over the past two decades.

Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have increased the demand for microprocessors over time. The greatest demand for microprocessors today is from PC manufacturers. With few exceptions, these manufacturers require x86 microprocessors that are compatible with the Microsoft® Windows® operating system. Factors which we believe are expected to stimulate growth include an anticipated replacement cycle for older PC systems, lower-priced PC systems, enhanced product features and improved economic conditions.

The microprocessor market is characterized by intense competition, with rapid advances in product design and process technology driving short product life cycles and rapid product obsolescence. Intel has dominated the market for microprocessors used in PCs for many years.

The Memory Market

Memory ICs store data and instructions and are characterized as either volatile or non-volatile. Volatile devices lose stored information after electrical power is shut off while non-volatile devices retain stored information after electrical power is shut off. Volatile memory ICs primarily consist of Dynamic Random Access Memory, or DRAM, devices and Static Random Access Memory, or SRAM, devices. Non-volatile memory ICs include Flash memory, Read-Only Memory (ROM), Erasable Programmable Read-Only Memory (EPROM) and Electrically Erasable Programmable Read-Only Memory (EEPROM) devices.

We primarily produce Flash memory devices. We also sell a very limited number of EPROM devices as sales of EPROM devices have been steadily declining for the past few years as customers switch over to Flash memory devices. Several factors have contributed to an increasing demand for memory devices in recent years, including the:

•	increasing use and functionality of cellular phones;

•	increasing use of PCs to perform memory-intensive graphics and multimedia functions;

•	volume of memory required to support faster microprocessors;

•	proliferation of increasingly complex PC software; and

•	increasing performance requirements of workstations, servers and networking and telecommunications equipment.

The Flash memory market has grown significantly over the past five years. Flash memory devices have a size and cost advantage over EEPROM devices, which utilize a larger, more expensive memory cell. Flash memory devices also provide greater flexibility and ease of use when compared to other non-volatile memory devices, such as ROM and EPROM, because Flash memory devices can be electrically rewritten to update parameters or system software. ROM devices cannot be rewritten and EPROM devices require information to be erased using ultraviolet light before they can be rewritten. Flash memory devices can be used to provide storage of control programs and system-critical data in communication devices such as cellular telephones and routers. In networking applications, Flash memory devices are used in hubs, switches and routers to enable systems to store firmware and reprogrammed Internet addresses and other routing information. Flash memory devices are also used in PC cards. PC cards are inserted into notebook and sub-notebook computers or personal digital assistants, or PDAs, to provide added data storage.

The Personal Connectivity Markets

We are entering the system-on-a-chip, or SoC, embedded microprocessor market for personal connectivity devices. Embedded processors are general purpose devices typically used in products with a single or a limited number of applications. These products have limited user interface and programmability. We are targeting personal connectivity devices in four main product segments: computing devices such as smart handheld devices, web pads, thin clients and PDAs; access devices such as gateways, routers and access points; entertainment devices such as set-top-boxes, portable gaming and music devices; and automotive driver information devices such as in-car navigation and entertainment systems. The applications software running on these devices typically requires highly integrated SoCs that have high performance, low power embedded microprocessors.

Reporting Segments

In 2002, we participated in the digital IC market through our Core Products and Foundry Services segments. Our Core Products segment consists of our microprocessor products, memory products and other IC products. In 2002, microprocessors included our AMD Athlon™ and AMD Duron™ microprocessors. Memory products included Flash memory devices and EPROM devices. Other IC products included embedded processors, platform products, which primarily consist of chipsets, and networking products. Our Foundry Services segment consisted of fees from Legerity, Inc., our former voice communication products subsidiary, and Vantis Corporation, our former programmable logic devices subsidiary, for products sold to them. We sold Legerity in 2000 and Vantis in 1999. In June 2002, we closed the fabrication facility where we manufactured products for Legerity and Vantis, although we continued to sell products to them that we manufactured before the facility closed. In 2003, we do not expect any further sales to Legerity. We may continue to sell products to Vantis through the third quarter of 2003.

Core Products

Our Core Products segment ($2.663 billion, or 99 percent, of our 2002 net sales) includes microprocessor, memory and other IC products.

PC Processors

In 2002, most of our microprocessor product sales were from our seventh-generation x86 Microsoft Windows® compatible AMD Athlon and AMD Duron microprocessors. We based AMD Athlon and AMD Duron microprocessors on superscalar RISC, or reduced instruction set computer, architecture. RISC architecture allows microprocessors to perform fewer types of computer instructions thereby allowing the microprocessor to operate at a higher speed. We also designed our AMD Athlon and AMD Duron microprocessors to be compatible with operating system software such as Windows XP, Windows 2000, Windows NT®, Windows 98 (and Windows predecessor operating systems), Linux, NetWare® and UNIX.

Historically, each generation of x86 microprocessors has improved both in terms of architectural performance or instructions per clock cycle, and frequency, also referred to as “clock speed.” In October 2001, we introduced the AMD Athlon XP processor for high performance desktop computers. The AMD Athlon XP processor family features QuantiSpeed™ architecture for rapid execution of applications and 3DNow!™ Professional technology to enhance digital multimedia performance. With the introduction of the AMD Athlon XP processor, we began positioning our processors based on overall performance, which is a function of both architecture and frequency measured in megahertz. We believe overall performance is a better indicator of CPU capability than simply raw megahertz or clock speed. Since frequency cannot be solely relied upon as a measure of system performance, we quantify our overall performance in terms of model numbers to position our products against comparable Intel products designated only by their clock speed.

We currently offer products for the desktop PC, mobile computing, server and workstation markets. Our x86 microprocessors for the desktop PC market consist of the AMD Athlon XP processor and the AMD Duron processor. Our x86 microprocessors for the mobile computing market consist of the mobile AMD Athlon XP, the mobile AMD Athlon 4 and the mobile AMD Duron processors. Our AMD Athlon MP products focus on the server and workstation markets.

We plan to begin shipping our eighth-generation microprocessors in 2003. These processors include AMD Opteron™ processors for the server and workstation markets, which we plan to introduce in April 2003, and AMD Athlon 64 processors for the desktop and mobile markets, which we plan to introduce in September 2003. These processors are 64-bit processors that are fully compatible with, and increase the performance of, existing 32-bit software. These processors support HyperTransport technology, which is a high bandwidth communications interface we invented, and have integrated memory controllers that enable substantially higher performance than existing, non-integrated memory controller architectures. We expect our advanced architecture to provide users with even greater performance improvements as operating systems and software applications begin leveraging the benefits of our 64-bit architecture. To that end, we announced in April 2002 that we are collaborating with Microsoft to incorporate 64-bit support for our AMD Opteron and AMD Athlon 64 processors in the Windows operating system. We believe that the backward compatibility of these processors will allow migration from current 32-bit operating systems and applications to future 64-bit operating systems and applications on a common hardware platform.

Increasing microprocessor product revenues in 2003 depends on our ability to maintain or increase average selling prices for our microprocessors, growth in unit shipments of our PC processors, our ability to introduce in a timely manner and achieve market acceptance for our AMD Opteron and AMD Athlon 64 processors and increasing market acceptance of the newest versions of the AMD Athlon microprocessors.

The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully against Intel in this market, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. We also must achieve manufacturing yield and volume goals while producing these higher-performance microprocessors in order to offer these products at competitive prices.

Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel’s competitors. In addition, the financial strength of Intel allows it to market its products aggressively, target our customers and our channel partners with special incentives and to discipline customers who do business with us. These aggressive activities can result in lower limit sales and average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand and other marketing programs. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

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

Intel also dominates the PC system platform. As a result, PC original equipment manufacturers, or OEMs, are highly dependent on Intel, less innovative on their own and, to a large extent, distributors of Intel technology. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

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

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel’s sixth and subsequent generation processors. Thus, our current and future microprocessor products are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

Memory Products

Flash Memory Devices.    Our Flash memory devices are used in cellular telephones, networking equipment and other applications that require memory to be non-volatile and electrically rewritten. Our products may be categorized into four main architectures consisting of conventional, MirrorBit™, performance and multi-chip packages.

Our conventional architecture serves the low-end value space of the Flash memory market. We continue to satisfy customer demand in this area with our Am29F and Am29LV product families. These products are typically used for their non-volatile storage as well as their ease of in-system re-programmability.

In 2002, we began shipping our new MirrorBit family of Flash memory devices, which uses a proprietary process technology to store two bits of data in a single memory cell. As a result, we believe that MirrorBit increases performance relative to traditional Flash memory architecture while operating at voltage levels equivalent to single-bit Flash memory devices. Our MirrorBit technology offers a significantly reduced cost structure and enables high-density devices without compromising device performance or reliability. We currently offer a family of MirrorBit products ranging from 16 Megabit through 128 Megabit, and we are currently sampling a 256 Megabit device. We expect to introduce a 512 Megabit device in 2003.

Our performance architecture serves the high-end space of the Flash memory market. We continue to address customer demands in this area with our simultaneous read/write architecture, our high performance burst and page mode products and our high performance dual operation devices. Burst denotes the amount of data sent or received in one intermittent operation, while a page is the group of memory cells that can be accessed as part of a single operation. These high performance features are needed for the feature-rich applications and data storage capability desired in these products. We intend to continue to address the growing performance requirements of this space by expanding our product offerings, improving our burst mode and page mode access speeds and widening the data signal transmission path or “data-bus” width.

Delivery of memory subsystems in multi-chip packages, or MCPs, is a major trend in the Flash memory business today. Currently, the largest consumers of Flash memory devices are mobile phone manufacturers. They are especially interested in MCPs due to the significant improvements possible in form factor and performance. We offer a broad portfolio of Flash memory MCPs across a range of densities to satisfy our customers’ particular needs. We intend to continue to develop products for this growing market.

We expect competition in the market for Flash memory devices to increase in 2003 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases.

In 2002, all of our Flash memory devices were manufactured in Japan by Fujitsu AMD Semiconductor Limited (FASL), our joint venture with Fujitsu Limited, with additional devices produced under FASL’s foundry arrangements with us. We manufacture Flash memory devices for FASL in our fabrication facility in Austin, Texas, Fab 25.

Other ICs

Embedded Processors.    In February 2002, we completed the acquisition of Alchemy Semiconductor, Inc., a company that designed, developed and marketed low-power, high-performance microprocessors for the non-PC Internet Appliance market. The Alchemy™ embedded processor products are now part of our Personal Connectivity Solutions, or PCS, products. Our Alchemy embedded processors, the Au processor family, are developed for personal connectivity devices such as PDAs, web tablets and portable and wired Internet access devices and gateways. Our Au processors involve high integration system-on-a-chip capability that enables multiple capabilities to be integrated on a single chip to provide greater product functionality and integration. All of these products have an architecture that provides a 32-bit MIPS® instruction set. They support Microsoft Windows, CE.NET, Linux, VxWorks and other operating systems. In 2002, we also continued to provide older-

generation x86 microprocessors that have been modified to target embedded networking, telecom, PC peripheral and consumer electronics applications.

Wireless LAN Products.    In November 2002, we announced our first product for the wireless local area network (WLAN) market, the Alchemy Solutions Wireless LAN Am1772™ chipset. These chipsets are designed for low power consumption, reduced additional components, compact design and increased battery life.

Platform Products.    Our platform products include chipsets and motherboard reference design kits designed to support our microprocessors for use in PCs. The primary purpose of these products is to ensure that there is continued availability of chipset products to support AMD processors in the event of a supply gap from third-party providers. Such supply gaps can occur from time to time when a third-party manufacturer is unable to make chipset products available to the market at the same time that our microprocessor products are introduced.

Networking Products.    Our networking products include logic devices that are used in the data communication and networking industry to establish and manage connectivity.

Our product portfolio encompasses the following local area network (LAN) products:

•	home networking controllers and physical layer products;

•	Ethernet controllers supporting the enterprise and small business networking areas;

•	Ethernet physical layer and repeater products, which are used in enterprise and small business systems solutions; and

•	Ethernet physical layer and switch products, which are used in enterprise, small business and telecommunication systems.

We do not intend to develop new networking products or to enhance our existing networking products.

Foundry Services

Our Foundry Services segment ($34 million in sales, or one percent of our 2002 net sales) consists of fees for products sold to Vantis and Legerity. As described above, we no longer manufacture products for Legerity or Vantis, although we may continue to sell products previously manufactured to Vantis through the third quarter of 2003.

Research and Development; Manufacturing Technology

Manufacturing technology is a key determinant in the improvement of most semiconductor products. Each new generation of manufacturing process technology has resulted in products with greater performance. We have devoted significant resources in developing manufacturing process technologies used in the production of ICs. In order to remain competitive, we must continue to maintain our process technology leadership. In particular, we have made and continue to make significant investments in process technologies and in strategic relationships with industry leading companies relating to manufacturing process technology development. We may not realize our expected return on these investments if we fail to continue to gain market acceptance for our products, if the market for our microprocessor or Flash memory products should significantly deteriorate or if we are unable to realize the full benefits of our strategic relationships. In addition, if we are unable to remain competitive with respect to process technology, we will be materially and adversely affected.

Our efforts concerning process technologies are focused in two major areas: logic technology used for manufacturing our microprocessors and non-volatile memory technology used for manufacturing our Flash memory products. During 2002, we converted our microprocessor manufacturing from 180 nanometer process technology to 130 nanometer process technology. As of year-end 2002, all of our microprocessors were manufactured using our 130 nanometer process technology. Our manufacturing facility in Dresden, Germany (Fab 30) uses 130 nanometer manufacturing process to produce our most advanced microprocessors, including our AMD Athlon XP processor.

Flash memory device production at year-end 2002 was on 170, 250 and 350 nanometer process technologies. We are transitioning some of our Flash memory devices to production on 130 nanometer process technology in 2003.

In 2002, we entered into several strategic relationships with industry leading companies. Through these relationships, we intend our manufacturing facilities and processes to remain state-of-the-art, while improving our cost structure. For example, in December 2002, we changed our logic process development strategy and entered into an agreement with IBM to jointly develop new logic process technologies for use in future high-performance microprocessor products. As a result of this agreement, we are ramping down silicon processing associated with logic research and development in our Submicron Development Center (SDC) in Sunnyvale, California and will be moving this work to IBM’s facility in East Fishkill, New York. In addition, in June 2002 we entered into a joint venture alliance with Infineon Technologies and Dupont Photomasks to construct and operate an advanced research and development and pilot line photomask facility in Dresden, Germany.

Our expenses for research and development were $816 million in 2002, $651 million in 2001 and $642 million in 2000. These expenses represented 30 percent of sales in 2002, 17 percent of net sales in 2001 and 14 percent of net sales in 2000.

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

In each area of the digital IC market in which we participate, we face competition from different companies. With respect to microprocessors, Intel holds a dominant market position. With respect to Flash memory products, our principal competitors are Intel, STMicroelectronics N.V., Sharp Electronics Corporation, Atmel Corporation, Samsung, Toshiba and Fujitsu, our joint venture partner in FASL. With respect to PCS products, our principal competitors are Broadcom, Hitachi, Intel, Intersil, Motorola, Texas Instruments and STMicroelectronics.

Manufacturing Facilities

Our current IC manufacturing facilities are described in the chart set forth below:

Facility Location	Wafer Size (Diameter in Inches)	Production Technology (in Nanometers)	Approximate Clean Room (Square Footage)

Austin, Texas
Fab 25	8	130 and 170	120,000
Aizu-Wakamatsu, Japan
FASL JV1(1)	8	350	70,000
FASL JV2(1)	8	250 and 350	91,000
FASL JV3(1)	8	130 and 170	118,000
Dresden, Germany
Fab 30	8	130	115,100

(1)	We own 49.992 percent of FASL. Fujitsu owns 50.008 percent of FASL.

We also have foundry arrangements for the production of certain of our products.

Research and development is conducted at our SDC, a 42,000 square-foot facility located in Sunnyvale, California. In addition, some development work takes place at our Fab 25 and Fab 30 manufacturing facilities. In 2003, we expect that silicon processing associated with research and development for logic process technologies will move to IBM’s New York facility. Research and development with respect to our non-volatile memory technology used for manufacturing our Flash memory products will continue to be conducted at our SDC.

Our current assembly and test facilities are described in the chart set forth below:

Facility Location	Approximate Assembly & Test Square Footage	Activity

Penang, Malaysia	310,000	Assembly & Test
Bangkok, Thailand	78,000	Assembly & Test
Singapore	234,000	Test
Suzhou, China	30,250	Assembly & Test

As set forth above, nearly all product assembly and final testing of our products are performed at our facilities in Penang, Malaysia; Bangkok, Thailand; Suzhou, China and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations. The political and economic risks associated with our operations in foreign countries include:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting our intellectual property;

•	changes in foreign currency exchange rates and currency controls;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Certain Material Agreements.    Descriptions of certain material contractual relationships we have relating to FASL and Fab 30 are set forth on page 26 below. A description of our contractual relationship with IBM is set forth on page 8 above.

Marketing and Sales

Our products are marketed and sold under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad, primarily Europe and Asia Pacific. We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to nonexclusive agreements. The distributors also sell products manufactured by our competitors. No OEM customer accounted for more than ten percent of net sales in 2002 and 2001. In 2000, one of our OEMs, Compaq, accounted for approximately 11 percent of net sales. No distributor accounted for ten percent or more of net sales in 2002, 2001 and 2000.

We intend to build upon our position as a global supplier of integrated circuits for the personal and networked computer and communications markets by expanding our focus to include emerging markets such as China, India, Russia and Latin America. In particular, in 2002, we focused on expanding our participation in

China’s microprocessor, embedded processor and Flash memory markets. For example, in the fourth quarter of 2002, we signed a research and development joint venture agreement with China Basic Education Software Company, Ltd., to develop hardware platforms for China’s information technology education market.

Distributors typically maintain an inventory of our products. Generally, we sell to distributors under terms allowing the distributors certain rights of return and price protection on any inventory of our products held by them. The price protection and return rights we offer to our distributors could materially and adversely affect us if there is an unexpected significant decline in the price of our products.

In 2002, approximately 72 percent of our sales were outside North America. Our international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates and exemptions for taxes and tariffs.

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

Intellectual Property and Licensing

We have been granted over 5,300 United States patents and have several thousand patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate.

In May 2001, we signed a 10-year cross-license agreement with Intel Corporation. In addition, we have entered into numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. Although we attempt to protect our intellectual property rights, in the United States and abroad, through patents, copyrights, trade secrets and other measures, we may not be able to adequately protect our technology or other intellectual property or prevent others from independently developing similar technology. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented, or rights granted thereunder may not provide a competitive advantage to us. Further, patent applications that we file may not be issued. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property rights on a worldwide basis.

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

Employees

On February 23, 2003, we employed approximately 12,146 employees, none of whom are represented by collective bargaining arrangements. We believe that our relationship with our employees is good.

ITEM 2.	PROPERTIES

Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 4.4 million square feet and are located in Sunnyvale, California; Austin, Texas; and Dresden, Germany. Over 3.1 million square feet of this space is in buildings we own.

We have an operating lease on property containing two buildings with an aggregate of approximately 364,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). This operating lease ends in December 2018. In 2000, we renewed a lease agreement for approximately 175,000 square feet located adjacent to One AMD Place (AMD Square) to be used by the product groups as engineering offices and laboratory facilities. In 2003, our engineering groups will no longer use AMD Square. We are currently vacating AMD Square and attempting to sublease this space.

We also own or lease facilities containing approximately 1.4 million square feet for our operations in Malaysia, Thailand, Singapore and China. We lease approximately 15 acres of land in Suzhou, China for our assembly and test facility. We acquired approximately 115 acres of land in Dresden, Germany for Fab 30. Fab 30 is encumbered by a lien securing borrowings of AMD Saxony. Fab 25 in Austin, Texas is encumbered by a lien securing our Term Loan and Security Agreement dated September 27, 2002.

We lease 11 sales offices in North America, 12 sales offices in Asia Pacific, 8 sales offices in Europe and one sales office in South America for our direct sales force. These offices are located in cities in major electronics markets where concentrations of our customers are located.

Leases covering our facilities expire over terms of generally one to 20 years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities. We are currently vacating and attempting to sublease space in Austin, Texas and, as noted above, in Sunnyvale, California.

ITEM 3.	LEGAL PROCEEDINGS

Environmental Matters.    We are named as a responsible party on Superfund clean-up orders for three sites. Since 1981, we have discovered, investigated and conducted remediation of three sites where hazardous material releases from former underground tanks at our facilities in Santa Clara County, California, adversely affected the groundwater. The chemicals released into the groundwater were commonly in use in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which we no longer use) has been identified as a probable carcinogen.

In 1991, we received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. One of the orders named us as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. In January 1999, we entered into a settlement agreement with Philips whereby Philips assumed costs allocated to us under this order, although we are responsible for these costs in the event that Philips does not fulfill its obligations under the settlement agreement. Another of the orders named us as well as National Semiconductor Corporation. In December 2001, we entered into a settlement agreement with National, pursuant to which National will take the lead for a period of time on certain groundwater remediation required under that order. We remain a responsible party for all purposes under the order and retain specific responsibilities.

The three sites in Santa Clara County are on the National Priorities List (Superfund). If we fail to satisfy federal compliance requirements, or inadequately perform the compliance measures, the government can (1) bring an action to enforce compliance or (2) undertake the desired response actions itself and later bring an action to recover its costs and penalties, which may be up to three times the costs of clean-up activities, if appropriate.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of $3 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. Environmental charges to earnings has not been material during any of the last three fiscal years. We believe that the potential liability, if any, in excess of amounts already accrued will not have a material adverse effect on our financial condition or results of operation.

In 1998, the U.S. Environmental Protection Agency (EPA) identified us as one of hundreds of Superfund “potentially responsible parties” as a result of disposal of waste at a regulated landfill in Santa Barbara County, California that was later abandoned by its owners and designated as a Superfund site by the EPA. We have reached a settlement with the EPA, and the public notification, judicial review and issuance of a consent decree is pending. We believe that the settlement will not have a material adverse effect on our financial condition or results of operations.

Other Matters.    We are a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On March 3, 2003, there were 8,064 registered holders of our common stock. We have never paid cash dividends on our stock and may be restricted from doing so pursuant to loan agreements that we entered into with several domestic financial institutions. See discussion in the “Notes Payable to Banks” section and the “September 2002 Loan Agreement” section set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 below. The high and low common stock prices per share were as follows:

	High	Low
Fiscal year ended December 30, 2001
First quarter	$30.15	$14.13
Second quarter	34.65	18.73
Third quarter	30.20	7.80
Fourth quarter	18.62	7.69

Fiscal year ended December 29, 2002
First quarter	$20.60	$12.63
Second quarter	15.30	7.95
Third quarter	10.88	5.20
Fourth quarter	9.60	3.10

The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of Stockholders to be held May 1, 2003 (2003 Proxy Statement) is incorporated herein by reference.

During 2002, we made sales of our equity securities that were not registered under the Securities Act of 1933, as amended, in the form of 4.75% Convertible Senior Debentures Due 2022 that were issued and sold in a private offering. For more information, see “Financial Condition—4.75% Convertible Senior Debentures Due 2022” in Item 7 below.

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 29, 2002

(Thousands except per share amounts)

	2002	2001	2000	1999	1998

Net Sales	$2,697,029	$3,891,754	$4,644,187	$2,857,604	$2,542,141
Expenses:
Cost of sales	2,105,661	2,589,747	2,514,637	1,964,434	1,718,703
Research and development	816,114	650,930	641,799	635,786	567,402
Marketing, general and administrative	670,065	620,030	599,015	540,070	419,678
Restructuring and other special charges	330,575	89,305	—	38,230	—

	3,922,415	3,950,012	3,755,451	3,178,520	2,705,783

Operating income (loss)	(1,225,386)	(58,258)	888,736	(320,916)	(163,642)
Gain on sale of Vantis	—	—	—	432,059	—
Gain on sale of Legerity	—	—	336,899	—	—
Litigation settlement	—	—	—	—	(11,500)
Interest and other income, net	32,132	25,695	86,301	31,735	34,207
Interest expense	(71,349)	(61,360)	(60,037)	(69,253)	(66,494)

Income (loss) before income taxes, equity in net income of joint venture and extraordinary item	(1,264,603)	(93,923)	1,251,899	73,625	(207,429)
Provision (benefit) for income taxes	44,586	(14,463)	256,868	167,350	(91,878)

Income (loss) before equity in net income of joint venture and extraordinary item	(1,309,189)	(79,460)	995,031	(93,725)	(115,551)
Equity in net income of joint venture	6,177	18,879	11,039	4,789	11,591

Income (loss) before extraordinary item	(1,303,012)	(60,581)	1,006,070	(88,936)	(103,960)
Extraordinary item—debt retirement, net of tax benefit	—	—	(23,044)	—	—

Net income (loss)	$(1,303,012)	$(60,581)	$983,026	$(88,936)	$(103,960)

Net income (loss) per share:
Basic—income (loss) before extraordinary item	$(3.81)	$(0.18)	$3.25	$(0.30)	$(0.36)

Diluted—income (loss) before extraordinary item	$(3.81)	$(0.18)	$2.95	$(0.30)	$(0.36)

Basic—income (loss) after extraordinary item	$(3.81)	$(0.18)	$3.18	$(0.30)	$(0.36)

Diluted—income (loss) after extraordinary item	$(3.81)	$(0.18)	$2.89	$(0.30)	$(0.36)

Shares used in per share calculation:
Basic	342,334	332,407	309,331	294,577	287,796
Diluted	342,334	332,407	350,000	294,577	287,796

Long-term debt, capital lease obligations and other, less current portion	$1,779,837	$672,945	$1,167,973	$1,427,282	$1,372,416
Total assets	$5,619,181	$5,647,242	$5,767,735	$4,377,698	$4,252,968

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 29, 2002 and December 30, 2001 and for each of the three years in the period ended December 29, 2002, which are included in this annual report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. On an on-going basis, we evaluate our estimates, including those related to our investments, allowance for doubtful accounts, revenues, inventories, asset impairments, restructuring charges, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or the results of our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Investments in Debt and Equity Securities.    We hold minority interests in companies having operations or possessing technology primarily in areas within our strategic focus, some of which are publicly traded and have highly volatile stock prices. We also make investments in marketable equity and debt securities. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security or debt instrument is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures providing an indication of the instrument’s fair value. For private equity investments, we evaluate the financial condition of the investee, market conditions, trends of earnings and other key factors that provide indicators of the fair value of the investment. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss through a charge to interest income and other, net in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other accounts receivable due from customers, we recognize allowances for doubtful accounts based on the current business environment and our historical collection and write-off experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future, resulting in additional charges to our operating results.

Revenue Reserves.    We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on actual historical sales returns, allowances and other known factors. Actual returns and allowances could be different from our estimates and current provisions, resulting in future adjustments to our operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand.

These projections assist us in determining the carrying value of our inventory, and are also used for near-term factory production planning. Inventories on hand in excess of forecasted demand of generally six months or less, are not valued. In addition, we write off inventories that are considered obsolete. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin.

Impairment of Long-Lived Assets.    We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Restructuring Charges.    We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, subleasing assumptions and facility and equipment decommissioning costs resulting from exiting certain facilities. Inherent in these estimates are judgments about employee relation matters, whether employees might leave earlier than expected, complexities associated with abandoning and decommissioning facilities, the amount of sublease income we will receive, if any, and the time period necessary to sublease vacant facilities. We review remaining restructuring accruals on a quarterly basis and adjust these accruals when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual cost may be different than our original or revised estimates.

Deferred Income Taxes.    We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We consider past performance, future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In fiscal 2002, we recorded a valuation allowance against all of our deferred tax assets, net of deferred tax liabilities, based on past performance and the likelihood of realization of our deferred tax assets at this time. If we later determine that it is more likely than not that the net deferred tax assets will be realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to our earnings.

Commitments and Contingencies.    From time to time we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a party to environmental matters, including local, regional, state and federal governed cleanup activities at or near locations where we currently or have in the past conducted our business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Results of Operations

In 2002, we operated in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our seventh-generation microprocessors, the AMD Athlon and AMD Duron microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include platform products, which primarily consist of chipsets, embedded processors, networking products and personal connectivity solutions products. Our Foundry Services segment consists of fees from Legerity, Inc. and Vantis Corporation. In 2000, our Voice Communications segment consisted of our voice communications products subsidiary, Legerity.

The following is a summary of net sales by segment for 2002, 2001 and 2000.

	2002	2001	2000

	(Millions)
Core Products segment:
PC Processors	$1,746	$2,419	$2,337
Memory Products	741	1,133	1,567
Other IC Products	176	242	457

	2,663	3,794	4,361
Foundry Services segment	34	98	143
Voice Communications segment	—	—	140

Total	$2,697	$3,892	$4,644

Net Sales Comparison for Years Ended December 29, 2002 and December 30, 2001

Total net sales of $2,697 million decreased by 31 percent in 2002 compared to 2001.

PC processors net sales of $1,746 million decreased by 28 percent in 2002 compared to 2001. This decrease was primarily due to a decrease in both unit sales and average selling prices, reflecting industry-wide weakness in PC sales. The decrease in unit sales also reflected the execution of our plan to align AMD PC Processor inventory in the supply chain with forecasted customer demand, reflecting our decision to limit shipments and accept receipt of product returns from certain customers. We expect PC processor sales in the first quarter of 2003 to increase as compared to the fourth quarter of 2002 based on sales of higher performance and higher priced products. Increasing PC processor sales levels in 2003 depends on our ability to maintain or increase average selling prices for our microprocessors, growth in unit shipments of our PC processors, our ability to introduce in a timely manner and market our AMD Opteron and AMD Athlon 64 processors and increasing market acceptance of the newest versions of the AMD Athlon processors.

Memory products net sales of $741 million decreased by 35 percent in 2002 compared to 2001. The decrease was primarily due to a decrease in average selling prices reflecting continued weakness in the telecommunications and networking equipment industries. We expect memory products net sales in the first quarter of 2003 to remain flat as compared to the fourth quarter of 2002. Increasing memory products sales levels in 2003 depends on the degree of recovery of the telecommunications and networking equipment industries, continued growth in the mobile phone market, especially in high end mobile phones which require larger amounts of Flash memory, further penetration of the mobile phone market, and increased market acceptance of our MirrorBit Flash memory products.

Other IC products net sales of $176 million decreased by 27 percent in 2002 compared to 2001. The decrease was due to decreased net sales of platform products, embedded processors and networking products as a result of the sustained market declines in the communications and networking equipment industries. We expect

Other IC revenues in the first quarter of 2003 to continue to decline due to our decision to discontinue manufacturing certain of our embedded processor and networking products.

Foundry Services segment service fees of $34 million decreased by 65 percent in 2002 compared to 2001. We expect that foundry services segment service fees will continue to decline in the first quarter of 2003 due to the termination of our foundry service arrangement with Legerity in the third quarter of 2002, and the termination of the foundry service arrangement with Vantis, which represented 18 percent of the total Foundry Services revenue in 2002, in the third quarter of 2003.

Net Sales Comparison for Years Ended December 30, 2001 and December 31, 2000

Total net sales decreased by $752 million in 2001, or 16 percent, to $3,892 million from $4,644 million in 2000.

PC processors net sales of $2,419 million increased by four percent in 2001 compared to 2000. This increase was primarily due to an increase in unit sales of our AMD Athlon and AMD Duron microprocessors, partially offset by a decline in average selling prices.

Memory products net sales of $1,133 million decreased by 28 percent in 2001 compared to 2000. The decrease was primarily due to continuing weakness in the communications and networking equipment industries and excess inventories held by major customers.

Other IC products net sales of $242 million decreased by 47 percent in 2001 compared to 2000. The decrease was due to decreased net sales of platform products, embedded processors and networking products as a result of the sustained market declines in the communications and networking equipment industries.

Foundry Services segment service fees of $98 million decreased by 31 percent in 2001 compared to 2000. The decrease was primarily due to a significant reduction in demand for wafer fabrication services from Vantis, partially offset by an increase in overall service fees from Legerity.

There were no sales from Voice Communications segment in 2001. Voice Communications products contributed $140 million to our 2000 net sales, prior to our sale of Legerity.

Comparison of Expenses, Gross Margin Percentage, Interest and Other Income, Net and Interest Expense

The following is a summary of expenses, gross margin percentage, and interest and other income, net and interest expense for 2002, 2001 and 2000:

	2002	2001	2000

	(Millions except for gross margin percentage)
Cost of sales	$2,106	$2,590	$2,515
Gross margin percentage	22%	33%	46%
Research and development	$816	$651	$642
Marketing, general and administrative	670	620	599
Restructuring and other special charges	331	89	—
Gain on sale of Legerity	—	—	337
Interest and other income, net	32	26	86
Interest expense	71	61	60

We operate in an industry characterized by intense competition, rapid product development cycles and high fixed costs due to capital-intensive manufacturing processes, particularly the costs to build and maintain state-of-the-art production facilities required for PC processors and memory devices. As a result, our gross margin percentage is significantly affected by new product production costs, product demand and our ability to sell PC processors and memory devices that we manufacture at sustainable average selling prices.

Gross margin percentage decreased to 22 percent in 2002 compared to 33 percent in 2001. This decrease was primarily due to decreased sales of both PC processors and Flash memory devices as a result of lower unit demand and average selling prices, partially offset by cost savings realized from the closure of certain facilities pursuant to the 2001 restructuring plan (discussed below) and the reallocation of certain manufacturing resources to research and development activities for new microprocessor products.

Gross margin percentage decreased to 33 percent in 2001 compared to 46 percent in 2000. This decrease was primarily due to decreased sales of all our products caused by lower unit sales and average selling prices for Flash memory devices, networking products and embedded processors and lower average selling prices for PC processors.

Research and development expenses of $816 million in 2002 increased 25 percent compared to 2001. This increase was primarily due to the reallocation of manufacturing resources, previously included in costs of goods sold, to research and development activities for new microprocessors. In addition, research and development expenses in 2002 included a $42 million charge for amounts paid to a third party in exchange for product development services provided in connection with a discrete PC processor research and development project in the fourth quarter of 2002.

Research and development expenses and cost of sales in 2002 included the recognition of $21.8 and $37.5 million of deferred credits on foreign capital grants, interest subsidies and research and development subsidies that were received from the State of Saxony for Fab 30. In 2001, these credits totaled $26.4 and $35.5 million. In 2000, these credits totaled $19.8 and $34.3 million.

Research and development expenses of $651 million in 2001 increased slightly compared to 2000. This slight increase was due to increased costs related to research and development activities for PC processors.

Marketing, general and administrative expenses of $670 million in 2002 increased eight percent compared to 2001 primarily as a result of increased advertising and marketing expenses associated with the launch of our “AMD me” branding campaign.

Marketing, general and administrative expenses of $620 million in 2001 increased four percent compared to 2000 primarily as a result of increased advertising and marketing expenses associated with our core products and the AMD Athlon XP processor launch, offset by the absence of Legerity expenses during 2001 as a result of its sale in 2000.

In December 2002, we finalized a restructuring plan (the 2002 Plan) to align our cost structure to current industry conditions resulting from weak customer demand and industry wide excess inventory. The 2002 Plan will result in the reduction of approximately 2,000 positions or 15 percent of our employees, affecting all levels of our workforce in almost every organization. As a result of our agreement with IBM, we are ramping down silicon processing associated with logic research and development in our SDC and will eliminate most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Plan will also result in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We are vacating, and attempting to sublease, certain facilities currently occupied under long-term operating leases. We have also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Plan, we recorded restructuring costs and other special charges of $330.6 million, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license associated with discontinued logic process development activities that has no future use, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million primarily to vacate and consolidate our facilities and $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

We began activities pursuant to the 2002 Plan during the fourth quarter of 2002, and expect to substantially complete the activities associated with the 2002 Plan by the end of June 2003. As of December 29, 2002, 929 employees were terminated pursuant to the 2002 Plan resulting in cash payments of $14 million in severance and employee benefit costs.

The following table summarizes activities under the 2002 Plan through December 29, 2002:

	Severance and employee benefits	Asset impairment	Exit costs	Other restructuring charges	Total

	(Thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	$54,420	$—	$138,105	$4,315	$196,840

As a result of the 2002 Plan, we expect to realize overall cost reductions of $350 million in 2003.

In 2001, we announced a restructuring plan (the 2001 Plan) due to the continued slowdown in the semiconductor industry, and a resulting decline in revenues. In connection with the plan, we closed Fabs 14 and 15 in Austin, Texas. These facilities supported certain of our older products and our Foundry Service operations, which have been discontinued as part of the plan. We also reorganized related manufacturing facilities and reduced activities primarily in Penang, Malaysia along with associated administrative support.

Pursuant to the 2001 Plan, we recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $13.0 million and $3.2 million of anticipated exit costs to close facilities in Austin and Asia, mostly in Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment and have been incurred as a result of our decision to implement the plan. We substantially completed execution of the 2001 Plan by the end of 2002. As of December 29, 2002, 2,209 employees had been terminated pursuant to the 2001 Plan resulting in cash payments of approximately $35.8 million for severance and employee benefit costs, of which $1.7 million was included in current year results of operations. 720 of these positions were associated with closing Fabs 14 and 15. The balance of the reductions resulted from reorganizing activities, primarily in Penang, Malaysia, along with associated administrative support. In addition, the planned facilities closures had been completed as of December 29, 2002 and related decommissioning costs will be incurred over the next six months.

The following table summarizes activity under the 2001 Plan through December 29, 2002:

	Severance and employee benefits	Facility and equipment impairment	Facility and equipment decommission costs	Other facilities exit costs	Total

	(Thousands)
2001 provision	$34,105	$39,000	$15,500	$700	$89,305
Cash charges	(7,483)	—	—	(54)	(7,537)
Non-cash charges	—	(39,000)	—	—	(39,000)

Accrual at December 30, 2001	$26,622	$—	$15,500	$646	$42,768
Cash Charges	(26,622)	—	(445)	—	(27,067)

Accrual at December 29, 2002	$—	$—	$15,055	$646	$15,701

As a result of the 2001 Plan, we expect to realize overall cost reductions of $129 million on an annualized basis. The actions taken to date resulted in actual savings of $83 million in 2002.

We sold 90 percent of Legerity to Francisco Partners, L.P. for approximately $375 million in cash, effective July 31, 2000. Prior to the sale, Legerity was a wholly owned subsidiary of AMD, selling voice communications products. Our pre-tax gain on the sale of Legerity was $337 million. The gain was computed based on the excess of the consideration received for Legerity’s net assets as of July 31, 2000, less direct expenses related to the sale. The applicable tax rate on the gain was 37 percent, resulting in an after-tax gain of $212 million.

Interest and other income, net, increased $6 million or 23 percent in 2002 compared to 2001 primarily due to $4.7 million in charges for other than temporary declines in our equity investments as compared to $27 million in charges in 2001 and a decrease of $20 million in interest income as a result of lower interest rates on our investment portfolio and lower average cash balances.

Interest expense increased 16 percent in 2002 compared to 2001 primarily due to interest expense incurred on our $500 million 4.75% Convertible Senior Debentures Due 2022, issued at the end of January 2002, partially offset by an increase in capitalized interest associated with conversion of Fab 25 to a Flash memory facility and facilitization activities at Fab 30 and a decrease of interest expenses incurred on our Dresden term loans due to a partial repayment of the outstanding balance in 2002.

Interest and other income, net, decreased $60 million or 70 percent in 2001 compared to 2000 primarily due to $27 million in charges for other-than-temporary declines in our equity investments, a $14 million decrease in interest income due to a decrease in short-term investments and a $9 million decrease due to the absence in 2001 of a gain on the sale of real property recorded in 2000.

Interest expense increased slightly in 2001 compared to 2000 due to a decrease in capitalized interest expense attributable to the substantial completion of Fab 30 and increased borrowings by our indirect wholly owned subsidiary, AMD Saxony Limited Liability Company & Co. KG (formerly known as AMD Saxony Manufacturing GmbH) (AMD Saxony), offset by the effect of redeeming our 6% convertible subordinated notes in May 2001.

Income Taxes

We recorded an income tax provision of $45 million in 2002, an income tax benefit of $14 million in 2001 and an income tax provision of $257 million in 2000. The 2002 income tax provision was recorded primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in 2002 on pre-tax losses due to the establishment in the fourth quarter of a full valuation allowance against our deferred tax assets, net of deferred tax liabilities, due to the incurrence of continuing substantial operating losses, as required under SFAS 109, “Accounting for Income Taxes.” The effective benefit rate of 15.4 percent for 2001 was less than the statutory rate because of a 24 percent tax benefit rate on the 2001 restructuring charges, reflecting the allocation of the charges between the U.S. and foreign low-taxed jurisdictions, and a provision for U.S. taxes on certain previously undistributed earnings of low-taxed foreign subsidiaries. The effective tax rate was 20.5 percent for 2000. The effective tax rate, excluding the gain on the sale of Legerity, was 14.5 percent, reflecting the benefit of realizing previously reserved deferred tax assets. The tax rate recorded in 2000 attributable to the gain on the sale of Legerity was 37 percent.

Other Items

International sales as a percent of net sales were 72 percent in 2002, 66 percent in 2001 and 60 percent in 2000. During 2002, approximately one percent of our net sales were denominated in currencies other than the U.S. Dollar. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Segment Income (Loss)

In 2002, we operated in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processors, memory products and Other IC products operating segments, and the Foundry Services segment. The Core Products segment includes PC processors, Flash memory devices, EPROMs, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment included fees for products sold to Legerity and Vantis. Our previous Voice Communications segment included the voice communications products of our former subsidiary, Legerity. For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating income (loss) by segment for 2002, 2001 and 2000:

	2002	2001	2000

	(Millions)
Core Products	$(846)	$72	$832
Foundry Services	(7)	(34)	22
Voice Communications	—	—	35

Total	$(853)	$38	$889

Core Products segment operating results decreased by $918 million in 2002 compared to 2001 primarily due to a decrease in net sales. The decrease was primarily due to a decline in both average selling prices and unit sales for our core products due to the sustained downturn in the PC, telecommunications and networking equipment industries.

The Foundry Services segment operating loss decreased by $27 million in 2002 compared to 2001 primarily due to the cost savings realized from the closure of Fabs 14 and 15 pursuant to the 2001 Restructuring Plan.

The Voice Communications segment operating income was zero in 2002 and 2001 due to our sale of Legerity, effective July 31, 2000.

Financial Condition

Net cash used in operating activities was $89 million in 2002 primarily as a result of our net loss of $1,303 million, offset by non-cash charges, including $756 million of depreciation and amortization, $311 million of restructuring and other special charges, and other sources of cash of $163 million due to net changes in operating assets and liabilities.

At December 29, 2002, inventory increased as compared to December 30, 2001 despite the decrease in sales due to an increase of product to support anticipated 2003 sales, a change in the mix of inventory, and the impact of flash memory production from the conversion of Fab 25.

Net cash provided by operating activities was $168 million in 2001 primarily as a result of our net loss of $61 million, adjusted for non-cash charges, including $623 million of depreciation and amortization expense, $82 million of restructuring charges, $27 million of impairment charges on equity investments and $10 million of provision for doubtful accounts, offset by non-cash credits of $98 million from net charges in deferred income taxes and foreign grant and subsidy income, and other uses of cash in operating activities of approximately $423 million due to net changes in operating assets and liabilities.

Net cash provided by operating activities was $1,206 million in 2000 primarily due to net income of $983 million and depreciation and amortization of $579 million, offset by a nonrecurring $337 million reduction to operating cash flows from the gain on the sale of Legerity, a decrease of $267 million in other assets, an increase of $158 million from income tax benefits from employee stock option exercises, a decrease of $156 million in inventory, an increase of $175 million in payables and accrued liabilities, an increase of $143 million from customer deposits under long-term purchase agreements, a decrease of $140 million in accounts receivable, an increase of $79 million in prepaid expenses and a decrease of $54 million from foreign grant and subsidy income.

Net cash used in investing activities was $854 million in 2002 including $705 million used for purchases of property, plant and equipment primarily for Fab 30 and Fab 25, $27 million, net of cash acquired, to purchase Alchemy Semiconductor, and $131 million from net purchases of available-for-sale securities, offset by $9 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $554 million in 2001 primarily due to $679 million used for the purchases of property, plant, and equipment, primarily for Fab 30 and Asia manufacturing facilities, and $122 million for additional equity investments in FASL, offset by $246 million of net proceeds from sales and maturities of available-for-sale securities.

Net cash used in investing activities was $816 million in 2000 primarily due to $805 million used for purchases of property, plant and equipment, offset by $375 million we received from the sale of Legerity and $398 million of net purchases of available-for-sale securities.

Net cash provided by financing activities was $907 million in 2002 primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our $500 million 4.75% Convertible Senior Debentures Due 2022, $391 million in proceeds, net of $11 million in debt issuance costs, from issuing our $402.5 million 4.50% Convertible Senior Notes due 2007, $108 million in proceeds from our September 2002 Term Loan Agreement, net of $2 million in debt issuance costs, $120 million in borrowings under our Loan and Security Agreement dated July 13, 1999 (the July 1999 Loan Agreement), $21 million in proceeds from equipment lease financing, $29 million in proceeds from the issuance of stock in connection with stock option exercises and employee purchases under our Employee Stock Purchase Plan and $76 million of net capital investment grants and interest subsidies received from the German government as part of the Fab 30 loan agreements. These amounts were offset by $325 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $232 million in 2001 primarily due to $63 million in proceeds from the issuance of notes payable to banks, $308 million in proceeds from Dresden borrowing activities, $38 million in proceeds from the receipt of foreign grants and subsidies and $37 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan, offset by $137 million in payments on debt and capital lease obligations and $77 million used to repurchase our common stock.

Net cash used in financing activities was $101 million in 2000 primarily due to $375 million in payments on debt and capital lease obligations, offset by $136 million in proceeds from borrowing activities, $123 million in proceeds from the issuance of stock and $15 million in proceeds from foreign grants and subsidies.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations and principal guarantees at December 29, 2002 and are supplemented by the discussion following the tables.

Principal Contractual Cash Obligations at December 29, 2002 were:

	Total	Payments due by period

		2003	2004	2005	2006	2007	2008 and beyond

	(Thousands)
Notes payable to banks	$913	$913	$—	$—	$—	$—	$—
Term Loan and Security Agreement dated as of September 27, 2002	110,000	27,500	27,500	27,500	27,500	—	—
4.75% Convertible Senior Debentures Due 2022	500,000	—	—	—	—	—	500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	—	402,500	—
Dresden term loans	587,234	30,939	31,252	281,273	243,770	—	—
Capital lease obligations	44,546	18,381	16,897	5,970	3,298	—	—
Operating leases	376,730	54,162	48,580	43,550	38,265	20,787	171,386
Unconditional purchase commitments	160,411	50,351	49,960	49,670	2,726	2,568	5,136

Total contractual cash obligations	$2,182,334	$182,246	$174,189	$407,963	$315,559	$425,855	$676,522

Principal Guarantees at December 29, 2002 were:

	Maximum amounts guaranteed	Amounts of guarantee expiration per period
		2003	2004	2005	2006	2007	2008 and beyond

	(Thousands)
Dresden intercompany guarantee	$294,000	$—	$—	$—	$294,000	$—	$—
BAC payment guarantee	26,044	26,044	—	—	—	—	—
AMTC payment guarantee	33,336	—	—	—	—	33,336	—
AMTC rental guarantee	131,000	—	—	—	—	—	131,000
FASL guarantee	208,000	—	—	—	—	—	208,000
Fujitsu guarantee	125,000	125,000	—	—	—	—	—

Total guarantee	$817,380	$151,044	$—	$—	$294,000	$33,336	$339,000

Notes Payable to Banks

We entered into a Loan and Security Agreement with a consortium of banks led by a domestic financial institution on July 13, 1999 (the July 1999 Loan Agreement). The July 1999 Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of net domestic cash (as defined in the July 1999 Loan Agreement) we hold declines below $200 million or the amount of borrowings under the July 1999 Loan Agreement rises to 50 percent of available credit. At December 29, 2002, net domestic cash, as defined, totaled $718 million. The July 1999 Loan Agreement restricts our ability to pay cash dividends on our common stock if the level of our net domestic cash declines below $200 million. Our obligations under the July 1999 Loan Agreement are secured by a pledge of all of our accounts receivable, inventory, general intangibles and the related proceeds. As of December 29, 2002, there was no amount outstanding under the July 1999 Loan Agreement.

As of December 29, 2002, we had approximately $18 million in lines of credit available to our foreign subsidiaries under other financing agreements, of which approximately $1 million was outstanding.

September 2002 Loan Agreement

On September 27, 2002, we entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, we can borrow up to $155 million to be secured by certain property, plant and equipment located at Fab 25. Amounts borrowed under the September 2002 Loan Agreement bear interest at a variable rate of LIBOR plus four percent, which was 5.8 percent at December 29, 2002. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 29, 2002, $110 million was outstanding under the September 2002 Loan Agreement. We must also comply with certain financial covenants if our net domestic cash balance (as defined in the September 2002 Loan Agreement) drops below $300 million. The September 2002 Term Loan Agreement restricts our ability to pay cash dividends on our common stock if the level of our net domestic cash declines below $300 million. At December 29, 2002, net domestic cash, as defined, totaled $718 million. We intend to use the amounts borrowed under the September 2002 Loan Agreement for capital expenditures, working capital and general corporate purposes.

4.75% Convertible Senior Notes Due 2022

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures will also have the ability to require us to repurchase the 4.75% Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are being amortized ratably, which approximates the interest method, over the term of the 4.75% Debentures as interest expense.

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by us for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at our option, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006 unless the last reported sale price of our common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices are as follows for the specified periods:

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we sold $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then effective conversion price for at least 20 trading days within a period of thirty trading days ending within 5 trading days of the date of the redemption notice.

The redemption prices are as follows for the specified periods:

Period	Price

Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of our common stock. Issuance costs incurred in the amount of approximately $12 million are being amortized ratably, which approximates the interest method, over the term of the 4.50% Notes as interest expense.

Holders have the right to require us to repurchase all or a portion of our 4.50% Notes in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

Dresden Term Loans and Dresden Guarantee

AMD Saxony, an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.6 billion when it is fully equipped by the end of 2005. As of December 29, 2002, we had invested $2.1 billion in AMD Saxony.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. The Dresden Loan Agreements were amended in February 1998, June 1999, February 2001, June 2002 and December 2002.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to 1 euro for the conversion of deutsche marks to euros, and then used exchange rate of 0.96 euro to 1 U.S. dollar as of December 29, 2002, to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. This funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of December 29, 2002, we had provided $156 million of subordinated loans, $315 million of revolving loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $799 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $587 million of such loans outstanding as of December 29, 2002, which are included in our consolidated balance sheets. Please refer to the Contractual Cash Obligation table, above, for the repayment schedule, which was revised as part of the December 2002 amendments to the Dresden Loan Agreements.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $799 million;

•	capital investment grants and allowances totaling $433 million; and

•	interest subsidies totaling $160 million.

Of these amounts, AMD Saxony received approximately $284 million in capital investment grants and allowances and $98 million in interest subsidies. In addition, AMD Saxony received advanced payments for interest subsidies amounting to $49 million, of which approximately $18 million is restricted from our access for more than one year, and is therefore included in Other Assets. In addition to the above-mentioned subsidies, AMD Saxony also received $31 million in research and development subsidies through December 29, 2002. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated December 2003 employment levels as a result of the 2002 Restructuring Plan (see Note 14). Consequently, the anticipated headcount is below the level required to be maintained by the Subsidy Agreement. Based on these revised headcount estimates, the maximum amount of capital investment grants and allowances available under the Subsidy Agreement would be reduced from $433 million to $379 million. We adjusted the quarterly amortization of these amounts accordingly. There have been no conditions of noncompliance through December 29, 2002 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $116 million or more than $313 million, until the bank loans are repaid in full. As of December 29, 2002, the amount outstanding under the guarantee was $294 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in our consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fail to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	material variances from the approved plan and specifications;

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding;

•	the occurrence of a default under the July 1999 Loan Agreement or the September 2002 Loan Agreement; and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement. As of December 29, 2002, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement, which would permit acceleration of certain indebtedness, which could have a material adverse effect on us. The occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Capital Lease Obligations

As of December 29, 2002, we had capital lease obligations of approximately $45 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2006. Leased assets consist principally of machinery and equipment.

Operating Leases, Unconditional Purchase Commitments and Other Operating Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of December 29, 2002 were approximately $377 million, of which $137 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of December 29, 2002 were approximately $160 million for periods through 2009.

FASL Facilities and Guarantees

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL is continuing the facilitization of its second and third Flash memory device wafer fabrication facilities, FASL JV2 and FASL JV3. We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.1 billion when fully equipped. As of December 29, 2002, approximately $1.6 billion of these costs had been funded by cash generated primarily from FASL operations and borrowings by FASL. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On December 29, 2002, the exchange rate was 119.97 yen to one U.S. dollar. We use this rate to translate the amounts denominated in yen into U.S. dollars.

A significant portion of FASL capital expenditures in 2003 will continue to be funded by cash generated from FASL operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($208 million). As of December 29, 2002, we had $121 million in loan guarantees outstanding with respect to these third-party loans.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Fujitsu Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. To date we have not received notice from Fujitsu that FMI has defaulted on any payments due under the Credit Facility. Fujitsu has requested that we pay the entire $125 million under the Fujitsu Guarantee. We continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Fujitsu Guarantee. While we continue to discuss this matter with Fujitsu, we cannot predict the outcome of this matter. Accordingly, we have not recorded any liability in our consolidated financial statements associated with the Fujitsu Guarantee.

Advanced Mask Technology Center Guarantee and BAC Guarantee

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and Dupont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. In June 2002, BAC entered into a $78 million bridge loan (Bridge Loan) with a consortium of banks led by Dresdner Bank for the purpose of constructing the facility. We guaranteed the payment obligations of BAC under the Bridge Loan, in an amount not to exceed $26 million plus interest and expenses. In December 2002, BAC and AMTC executed a facility agreement, consisting of a $125 million revolving credit facility (Revolving Loan) and a $78 million term loan facility (Term Loan), with a consortium of banks led by Dresdner Bank. The Term Loan will supercede and replace the Bridge Loan. We guaranteed the payment obligations of AMTC, in an amount not to exceed $33 million plus interest and expenses, under the Revolving Loan. In addition, we guaranteed the payment obligations of BAC, in an amount not to exceed $26 million plus interest and expenses, under the Term Loan.

In December 2002, the AMTC and BAC entered into a rental agreement with respect to the photomask facility. The rental agreement will become effective upon completion of construction of the photomask facility. We guaranteed approximately 23% of the payment obligations of AMTC under the rental agreement, which we believe will be equal to approximately $17 million, initially and diminish over time through 2011 as the Term Loan is repaid. Our rental guarantee replaces our guarantee of the Term Loan. In addition, in the event the other tenant of the photomask facility defaults under its rental agreement, and the AMTC assumes the defaulting tenant’s lease and related lease obligations, we would be required to guarantee 23% of these additional rental payment obligations. Further, in the event one of the three joint venture partners is unable to meet its guarantee obligations with respect to AMTC’s additional rental payment obligations, the remaining joint venture partners agreed to assume, on a pro rata basis, the defaulting partner’s guarantee obligations with respect to AMTC’s additional rental payment only. Assuming the other tenant of the photomask facility defaults under the rental agreement and AMTC exercises its option to assume the defaulting tenant’s obligations under its rental agreement, and assuming a default under the rental guarantee by both Infineon and Dupont, the maximum potential amount of our guarantee obligations for these rental payments would be approximately $131 million.

As of December 29, 2002, no amounts were drawn under the Revolving Loan or the Term Loan and we have not recorded any liability in our consolidated financial statements associated with the guarantees.

Other Financial Activities

We plan to make capital investments of approximately $650 million during 2003, including amounts related to the continued facilitization of Fab 30 and Fab 25. We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments for at least the next 12 months.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. We adopted SFAS 141 and SFAS 142 at the beginning of 2002. These accounting standards did not have a material effect on our consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held-and-used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as “held for sale.” SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted FAS 144 at the beginning of 2002, which had no impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as generally defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003, and, therefore, its adoption is not expected to have any impact on our current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. As required, we have adopted the disclosure provisions in the financial statements for our fiscal year ended December 29, 2002. We are still in the process of assessing FIN 45’s recognition and initial measurement requirements, and, at this point, do not believe the adoption of FIN 45 will have a material effect on our results of operations or financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended December 29, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of fiscal 2003. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect the adoption of FIN 46 will have a material impact on our results of operations or financial condition.

Risk Factors

We have recently experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future.    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for 2002 were $2,697 million compared to $3,892 million for 2001. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and our decision primarily in the third and fourth quarters of 2002 to limit shipments and to accept receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. We incurred a net loss of $1.3 billion for 2002 compared to a net loss of $61 million for 2001. Reduced end-user demand, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

The semiconductor industry is highly cyclical and is currently experiencing a severe downturn, that is adversely affecting, and may continue to adversely affect, our business.    The highly cyclical semiconductor industry has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. The most recent downturn, which began in the fourth quarter of 2000 and continues today, has been severe and prolonged, and future downturns may also be severe and prolonged. Our financial performance has been negatively affected by these downturns, including the incurrence of substantial losses during the current downturn, as a result of:

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

Fluctuations in the personal computer market may continue to materially adversely affect us.    Our business is, and particularly our PC processor product lines are, tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace, including the current industry downturn that commenced in 2001 and has continued throughout 2002 have materially adversely affected us and may materially adversely affect us in the future. If we continue to experience a sustained reduction in the growth rate of PCs sold, sales of our microprocessors may not grow and may even decrease.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell Corporation, could further materially adversely affect us.

We plan for significant capital expenditures in 2003 and beyond and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected.    We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $650 million during 2003. These capital expenditures include those relating to the continued facilitization of Fab 30 and Fab 25. These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and will also decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, our July 1999 Loan Agreement is scheduled to expire in July 2003. Our inability to obtain needed debt and/or equity financing would have a material adverse effect on us.

In March 1997, AMD Saxony entered into the Dresden Loan Agreements and other related agreements. These agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Fab 30 will be $2.6 billion when fully equipped by the end of 2005. We had invested $2.1 billion as of December 29, 2002. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of $587 million of indebtedness, as well as acceleration by cross-default of our obligations under our other borrowing arrangements.

Our joint venture with Fujitsu Limited, FASL, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3. We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $2.1 billion when fully equipped. As of December 29, 2002, approximately $1.6 billion of this cost had been funded. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, that could adversely affect our financial position.    We have a substantial amount of debt and we may incur additional debt in the future. At December 29, 2002, our total debt was $1.9 billion and stockholders’ equity was $2.5 billion. In addition, we had up to $200 million of availability under our July 1999 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $817 million of debt, and we are currently in disagreement as to the amount we owe, if any, under our additional guarantee to repay up to $125 million to Fujitsu in connection with a closed wafer fabrication facility in Gresham, Oregon. None of these guaranteed amounts are reflected as debt on our balance sheet.

Our high degree of leverage may:

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our September 2002 Loan Agreement, the impact of increases in interest rates.

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our credit facilities in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements or that we will be able to extend the July 1999 Loan Agreement. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more funds on terms acceptable to us, if at all.

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

Intel Corporation’s dominance of the PC processor market may limit our ability to compete effectively in that market.    Intel has dominated the market for microprocessors used in PCs for many years. As a result, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the market requires of Intel’s competitors. In addition, the financial strength of Intel allows it to market its product aggressively, to target our customers and our channel partners with special incentives and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Athlon 64 and AMD Opteron microprocessors will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

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

To be successful, we must increase sales of our microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	our ability to continue offering new higher performance microprocessors competitive with Intel’s product offerings;

•	our ability to introduce and create successful marketing positions for the upcoming AMD Opteron and AMD Athlon 64 microprocessors, which rely in part on market acceptance and demand for 64-bit microprocessors based on x86 technology.

•	our ability to maintain and improve the successful marketing position of the AMD Athlon XP microprocessor, which relies in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we expect to be able to convert production in Fab 30 to 90 nanometer copper interconnect process;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the continuing success of our AMD Athlon microprocessors and the success of future generations of microprocessors, most immediately the AMD Opteron processor, and later this year the AMD Athlon 64 processor. If we fail to achieve continued and expanded market acceptance of our microprocessors, we may be materially adversely affected.

We must introduce in a timely manner, and achieve market acceptance for, our AMD Opteron and AMD Athlon 64 microprocessors, or we will be materially adversely affected.    We plan to ship our AMD Opteron

processors in April 2003 and our AMD Athlon 64 processors in September 2003. These processors are designed to provide high performance for both 32-bit and 64-bit applications in servers and in desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies, including silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; their market acceptance; the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors; and the support of the operating system and application program providers for our 64-bit instruction set.

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected.    Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not provide support in its operating systems for our x86 instruction sets, including our x86-64 technology that will be introduced with our AMD Athlon 64 and AMD Opteron processors, independent software providers may forego designing their software applications to take advantage of our innovations. If we fail to retain the support and certification of Microsoft, our ability to market our processors could be materially adversely affected.

The completion and impact of our restructuring program and cost reductions could adversely affect us. On November 7, 2002, we announced that we were formulating the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry by adjusting our cost structure to industry conditions. Pursuant to the 2002 Restructuring Plan, we intend to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We also expect to reduce our expenses by approximately $100 million per quarter by the second quarter of 2003. As a result, we expect total expenses in 2003 to be reduced by approximately $350 million based on current product demand forecasts. We cannot, however, be sure that the goals of the 2002 Restructuring Plan will be realized. The ultimate effects of the 2002 Restructuring Plan could prove to be adverse.

Weak market demand for our Flash memory products, the loss of a significant customer in the high-end mobile telephone market, or any difficulty in our transition to Mirrorbit technology may have a material adverse effect on us.    The demand for Flash memory devices has been weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. In the third and fourth quarters of this year, our Flash memory product sales grew almost entirely based on strength in the high-end mobile phone market. Our sales in that market are concentrated in a few customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, or a loss of a significant customer in the high-end mobile phone market, would have a material adverse effect on us.

In July 2002, we commenced production shipments of our first product with MirrorBit technology. Our MirrorBit technology is a new memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. A lack of customer acceptance, any substantial difficulty in transitioning our Flash memory products to MirrorBit technology or any future process technology could reduce our ability to be competitive in the market and could have a material adverse effect on us.

We rely on our joint venture with Fujitsu, FASL, and if that joint venture is terminated or amended significantly, we could be materially adversely affected.    We continue to rely on our joint venture with Fujitsu, FASL, to manufacture our Flash memory devices. In addition, beginning in 2002, Fab 25 began operating as a foundry to FASL and as of year end, Fab 25 was devoted entirely to Flash memory device production for FASL. While the FASL joint venture has been successful to date, there can be no assurance that we and Fujitsu will elect to continue the joint venture in its current form, in some other form or at all, which could have a material adverse affect on us.

Our memory products are based on the NOR architecture and a significant market shift to the NAND architecture could materially adversely affect us.    Our memory products are based on the NOR architecture, and any significant shift in the marketplace to products based on the NAND architecture will reduce the total market available to us and therefore reduce our market share, which could have a materially adverse affect on us.

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

Manufacturing capacity utilization rates may adversely affect us.    At times we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 30, Fab 25, FASL JV3 and our test and assembly facility in Suzhou, China. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings and cash flow.

There may also be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us.

Further, during periods when we are implementing new process technologies, our manufacturing facilities may not be fully productive. A substantial delay in the technology transitions in Fab 30 to smaller than 130 nanometer process technologies employing silicon-on-insulator technology could have a material adverse effect on us.

At this time, the most significant risk is underutilization of our manufacturing capacity.

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

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities, and in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot be sure that we will not experience manufacturing problems in achieving acceptable yields or product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

We cannot be certain that our substantial investments in research and development of process technologies will lead to improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.    We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon-on-insulator technology is critical to our AMD Opteron and AMD Athlon 64 microprocessors. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably. Further, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 1999 Loan Agreement and our September 2002 Loan Agreement contain restrictive covenants and also require us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreements imposes restrictive covenants on AMD Saxony, including a prohibition on its ability to pay dividends.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 1999 Loan Agreement, our September 2002 Loan Agreement and/or the Dresden Loan Agreements. The occurrence of an event of default under any of these agreements or under the indentures governing our 4.75% Debentures and our 4.50% Notes would likely result in a cross-default under the agreements covering the other borrowings and would permit the applicable lenders or noteholders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the July 1999 Loan Agreement, the September 2002 Loan Agreement and the Dresden Loan Agreements could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our personal property, including inventory and accounts receivable, as security under our July 1999 Loan Agreement, and certain property, plant and equipment as security under our September 2002 Loan Agreement, and AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. If the lenders under any of the credit facilities or the noteholders or the trustee under the indentures governing our 4.75% Debentures and our 4.50% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.    Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Malaysia, Thailand, China and Singapore; or by subcontractors in the United States and Asia. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations.

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

Failure to comply with any of the applicable environmental regulations could result in a range of consequences including fines, suspension of production, alteration of manufacturing process, cessation of operations or sales, and criminal and civil liabilities.    Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses associated with compliance with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 29, 2002, substantially all of our investments in our portfolio were short term investments and they consisted primarily of money market funds, short term corporate notes, short term money market auction rate preferred stocks and short term federal agency notes.

The majority of our debt obligations are fixed rate and long term. We continually monitor market conditions and enter into hedges when appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk.    We mitigate default risk by investing in only the highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk.

We use proceeds from debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2002 and comparable fair values as of December 30, 2001:

	2002								2001

	2003	2004	2005	2006	2007	Thereafter	Total	Fair value	Fair value

	(Thousands)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$14,265	$—	$—	$—	$—	$—	$14,265	$14,276	$126,379
Weighted-average rate	1.39%	—	—	—	—	—
Variable rate amounts	$108,908	—	—	—	—	—	$108,908	$109,076	$152,140
Weighted-average rate	1.34%	—	—	—	—	—
Short-term investments:
Fixed rate amounts	$64,934	$138,604	$108,382	$21,421	—	—	$333,341	$336,494	$426,359
Weighted-average rate	2.60%	2.55%	2.99%	4.29%	—	—
Variable rate amounts	$271,261	—	$1,000	—	—	—	$272,261	$272,463	$16,350
Weighted-average rate	1.74%	—	2.18%	—	—	—
Long-term equity investments:
Equity investments	—	—	—	—	—	$8,023	$8,023	$7,885	$19,342
Fixed rate amounts	—	$12,433	—	—	—	—	$12,433	$12,554	$13,323
Weighted-average rate	—	1.88%	—	—	—	—

Total Investment Portfolio	$459,368	$151,037	$109,382	$21,421	$—	$8,023	$749,231	$752,748	$753,893

Debt Obligations
Debt—fixed rate amounts	$30,939	$31,252	$281,273	$243,770	$402,500	$500,000	$1,489,734	$1,384,611	$571,679
Weighted-average rate	4.22%	4.29%	5.05%	5.09%	4.50%	4.75%	—	—	—
Debt—variable rate amounts	$27,500	$27,500	$27,500	$27,500	$—	$—	$110,000	$109,524	$—
Weighted-average rate	5.80%	5.80%	5.81%	5.88%	—	—	—	—	—
Notes payable to banks	$913	$—	$—	$—	$—	$—	$913	$913	$63,362
Weighted-average rate	5.26%	—	—	—	—	—	—	—	—
Capital leases	$12,909	$18,691	$5,507	$3,214	$—	$—	$40,321	$36,587	$31,550
Weighted-average rate	14.92%	8.27%	8.40%	2.63%	—	—	—	—	—

Total Debt Obligations	$72,261	$77,443	$314,280	$274,484	$402,500	$500,000	$1,640,968	$1,531,635	$666,591

Foreign Exchange Risk.    We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures in our foreign sales subsidiaries, on liabilities for products purchased from FASL and AMD Saxony and for foreign currency denominated fixed asset purchase commitments. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. Our accounting policy for these instruments is based on our designation of such instruments as hedges of underlying exposure to variability in cash flows. We do not use these contracts for speculative or trading purposes.

We had an aggregate of $492 million (notional amount) of short-term foreign currency forward contracts and option contracts denominated in Japanese yen, European Union euro and Singapore dollar outstanding as of December 29, 2002.

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 29, 2002 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The table below provides information about our foreign currency forward and option contracts as of December 29, 2002 and December 30, 2001. All of our foreign currency forward contracts and option contracts mature within the next 12 months.

	2002			2001

	Notional amount	Average contract rate	Estimated fair value	Notional amount	Average contract rate	Estimated fair value

	(Thousands except contract rates)
Foreign currency forward contracts:
Japanese yen	$30,394	123.38	$872	$105,895	122.76	$(4,066)
European Union euro	224,267	0.9344	24,328	195,907	0.89	1,778
Singapore dollar	—	—	—	19,854	1.81	171

Foreign currency option contracts:
Japanese yen	29,600	125.00	1,326	86,400	125.00	(1,375)
European Union euro	207,450	0.9430	20,064	99,076	0.92	93

	$491,711		$46,590	$507,132		$(3,399)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Three Years Ended December 29,

	2002	2001	2000

	(Thousands except per share amounts)
Net sales	$2,697,029	$3,891,754	$4,644,187
Expenses:
Cost of sales	2,105,661	2,589,747	2,514,637
Research and development	816,114	650,930	641,799
Marketing, general and administrative	670,065	620,030	599,015
Restructuring and other special charges	330,575	89,305	—

	3,922,415	3,950,012	3,755,451

Operating income (loss)	(1,225,386)	(58,258)	888,736
Gain on sale of Legerity	—	—	336,899
Interest and other income, net	32,132	25,695	86,301
Interest expense	(71,349)	(61,360)	(60,037)

Income (loss) before income taxes, equity in net income of joint venture and extraordinary item	(1,264,603)	(93,923)	1,251,899
Provision (benefit) for income taxes	44,586	(14,463)	256,868

Income (loss) before equity in net income of joint venture and extraordinary item	(1,309,189)	(79,460)	995,031
Equity in net income of joint venture	6,177	18,879	11,039

Net income (loss) before extraordinary item	(1,303,012)	(60,581)	1,006,070
Extraordinary item—debt retirement, net of $13,497 tax benefit	—	—	(23,044)

Net income (loss)	$(1,303,012)	$(60,581)	$983,026

Net income (loss) per common share:
Basic—income (loss) before extraordinary item	$(3.81)	$(0.18)	$3.25

Diluted—income (loss) before extraordinary item	$(3.81)	$(0.18)	$2.95

Basic—income (loss) after extraordinary item	$(3.81)	$(0.18)	$3.18

Diluted—income (loss) after extraordinary item	$(3.81)	$(0.18)	$2.89

Shares used in per share calculations:
Basic	342,334	332,407	309,331
Diluted	342,334	332,407	350,000

See accompanying notes

Consolidated Balance Sheets

	December 29, 2002	December 30, 2001

	(Thousand except par value and number of share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$428,748	$427,288
Short-term investments	608,957	442,709

Total cash, cash equivalents and short-term investments	1,037,705	869,997
Accounts receivable, net of allowance for doubtful accounts of $18,906 in 2002 and $19,270 in 2001	395,828	659,783
Inventories:
Raw materials	22,741	26,489
Work-in-process	254,957	236,679
Finished goods	154,905	117,306

Total inventories	432,603	380,474
Deferred income taxes	—	155,898
Prepaid expenses and other current assets	153,542	286,957

Total current assets	2,019,678	2,353,109
Property, plant and equipment:
Land	34,443	33,207
Buildings and leasehold improvements	1,392,972	1,461,228
Equipment	5,256,502	4,356,495
Construction in progress	355,746	469,191

Total property, plant and equipment	7,039,663	6,320,121
Accumulated depreciation and amortization	(4,158,854)	(3,517,500)

Property, plant and equipment, net	2,880,809	2,802,621
Investment in joint venture	382,942	363,611
Other assets	335,752	127,901

	$5,619,181	$5,647,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$913	$63,362
Accounts payable	352,438	304,990
Accrued compensation and benefits	131,324	102,420
Accrued liabilities	435,657	427,809
Restructuring accruals	212,541	42,808
Income taxes payable	21,246	56,234
Deferred income on shipments to distributors	57,184	47,978
Current portion of long-term debt, capital lease obligations and other	160,776	268,336

Total current liabilities	1,372,079	1,313,937
Deferred income taxes	—	105,305
Long-term debt, capital lease obligations and other, less current portion	1,779,837	672,945

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized in 2002 and 2001; shares issued: 351,442,331 in 2002 and 347,429,081 in 2001; shares outstanding: 344,528,152 in 2002 and 340,502,883 in 2001	3,445	3,405
Capital in excess of par value	2,014,464	1,982,653
Treasury stock, at cost (6,914,179 shares in 2002 and 6,926,198 shares in 2001)	(93,217)	(93,436)
Retained earnings	492,668	1,795,680
Accumulated other comprehensive income (loss)	49,905	(133,247)

Total stockholders’ equity	2,467,265	3,555,055

	$5,619,181	$5,647,242

See accompanying notes

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 29, 2002

	Common Stock		Capital in excess of par value	Treasury Stock	Retained Earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Number of shares	Amount

	(Thousands)
December 26, 1999	297,312	$2,973	$1,129,400	$(8,921)	$873,235	$(17,414)	$1,979,273

Comprehensive income:
Net income	—	—	—	—	983,026	—	983,026
Other comprehensive loss:
Net unrealized losses on investments, net of taxes of $745	—	—	—	—	—	(1,135)	(1,135)
Net change in cumulative translation adjustments	—	—	—	—	—	(75,476)	(75,476)

Total other comprehensive loss							(76,611)

Total comprehensive income							906,415

Issuance of shares:
Employee stock plans	16,805	168	127,066	(4,240)	—	—	122,994
Conversion of 6% Subordinated Notes	20	—	360	—	—	—	360
Income tax benefits realized from employee stock option exercises	—	—	158,253	—	—	—	158,253
Compensation recognized under employee stock plans	—	—	4,372	—	—	—	4,372

December 31, 2000	314,137	3,141	1,419,451	(13,161)	1,856,261	(94,025)	3,171,667

Comprehensive loss:
Net loss	—	—	—	—	(60,581)	—	(60,581)
Other comprehensive loss:
Net unrealized losses on investments, net of taxes of $5,166	—	—	—	—	—	(9,655)	(9,655)
Plus: Reclassification adjustment for losses included in earnings	—	—	—	—	—	1,583	1,583
Net change in cumulative translation adjustments	—	—	—	—	—	(27,751)	(27,751)
Net unrealized losses on cash flow hedges	—	—	—	—	—	(3,399)	(3,399)

Total other comprehensive loss							(39,222)

Total comprehensive loss							(99,803)

Issuance of shares:
Employee stock plans	4,734	47	47,147	(3,118)	—	—	44,076
Conversion of 6% Subordinated Notes	27,943	280	509,310	—	—	—	509,590
Common stock repurchases	(6,311)	(63)	—	(77,157)	—	—	(77,220)
Premium from put options issued in Company stock	—	—	2,153	—	—	—	2,153
Compensation recognized under employee stock plans	—	—	4,592	—	—	—	4,592

December 30, 2001	340,503	3,405	1,982,653	(93,436)	1,795,680	(133,247)	3,555,055

Comprehensive loss:
Net loss	—	—	—	—	(1,303,012)	—	(1,303,012)
Other comprehensive income:
Net unrealized gains on investments, net of taxes of $1,397	—	—	—	—	—	2,415	2,415
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($3,086)	—	—	—	—	—	(5,334)	(5,334)
Net change in cumulative translation adjustments	—	—	—	—	—	153,593	153,593
Net unrealized gains on cash flow hedges, net of taxes of $33,700	—	—	—	—	—	62,504	62,504
Less: reclassification adjustment for gains included in earnings, net of taxes of ($16,189)	—	—	—	—	—	(30,026)	(30,026)

Total other comprehensive income							183,152

Total comprehensive loss							(1,119,860)

Issuance of shares:
Employee stock plans	4,025	40	28,920	219	—	—	29,179
Compensation recognized under employee stock plans	—	—	2,891	—	—	—	2,891

December 29, 2002	344,528	$3,445	$2,014,464	$(93,217)	$492,668	$49,905	$2,467,265

See accompanying notes

Consolidated Statements of Cash Flows

	Three Years Ended December 29,

	2002	2001	2000

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(1,303,012)	$(60,581)	$983,026
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of Legerity	—	—	(336,899)
Depreciation	739,608	601,673	558,378
Amortization	16,561	21,194	20,692
Provision for doubtful accounts	1,456	9,791	8,154
Impairment of equity investments	4,654	27,164	—
Provision (benefit) for deferred income taxes	35,427	(36,052)	(19,076)
Restructuring and other special charges	311,250	81,768	—
Foreign grant and subsidy income	(59,324)	(61,843)	(54,059)
Net loss on disposal of property, plant and equipment	11,930	22,371	10,380
Net loss (gain) realized on sale of available-for-sale securities	(5,334)	1,565	—
Compensation recognized under employee stock plans	2,891	4,592	867
Undistributed income of joint venture	(6,177)	(18,879)	(11,039)
Recognition of deferred gain on sale of building	(1,681)	(1,681)	(1,681)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	259,505	(122,174)	(140,479)
Increase in inventories	(51,975)	(36,975)	(156,284)
(Increase) decrease in prepaid expenses	(795)	28,560	79,293
Increase in other assets	(100,221)	(88,775)	(267,163)
Income tax benefits from employee stock option exercises	—	—	158,253
Decrease (increase) in tax refund receivable	63,384	(33,716)	(2,229)
Increase (decrease) in tax payable	(34,988)	(18,572)	57,479
(Refund) receipt of customer deposits under LT purchase agreements	(39,000)	(39,000)	142,500
Net increase (decrease) in payables and accrued liabilities	66,931	(112,785)	175,439

Net cash (used in) provided by operating activities	(88,910)	167,645	1,205,552

Cash flows from investing activities:
Purchases of property, plant and equipment	(705,147)	(678,865)	(805,474)
Proceeds from sale of Legerity	—	—	375,000
Proceeds from sale of property, plant and equipment	8,618	1,737	12,899
Acquisition of Alchemy Semiconductor, net of cash acquired	(26,509)	—	—
Purchases of available-for-sale securities	(4,465,252)	(4,130,769)	(4,179,993)
Proceeds from sale and maturity of available-for-sale securities	4,333,901	4,376,732	3,781,766
Investment in joint venture	—	(122,356)	—

Net cash used in investing activities	(854,389)	(553,521)	(815,802)

Cash flows from financing activities:
Proceeds from notes payable to banks	121,251	63,363	—
Proceeds from borrowings, net of issuance costs	1,006,027	308,457	135,789
Payments on debt and capital lease obligations	(324,744)	(137,104)	(375,016)
Proceeds from foreign grants and subsidies	75,727	37,510	15,382
Proceeds from issuance of stock	29,179	36,706	122,994
Repurchase of common stock	—	(77,220)	—

Net cash provided by (used in) financing activities	907,440	231,712	(100,851)

Effect of exchange rate changes on cash and cash equivalents	37,319	(10,005)	8,433
Net increase (decrease) in cash and cash equivalents	1,460	(164,169)	297,332

Cash and cash equivalents at beginning of year	427,288	591,457	294,125

Cash and cash equivalents at end of year	$428,748	$427,288	$591,457

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest, net of amounts capitalized	$45,246	$52,749	$115,791
Income taxes	$(14,853)	$68,220	$46,009

Non-cash financing activities:
Debt converted to common stock	$—	$509,590	$—
Equipment capital leases	$—	$24,255	$—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2002, December 30, 2001 and December 31, 2000

NOTE 1:    Nature of Operations

The Company is a semiconductor manufacturer with manufacturing facilities in the United States, Europe, China and Asia and sales offices throughout the world. The Company designs, manufactures and markets industry-standard digital integrated circuits, or ICs, that are used in many diverse product applications such as personal computers, workstations, servers, communications equipment and automotive and consumer electronics. The Company’s products consist of microprocessors, Flash memory devices and personal connectivity solutions.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2002 and 2001 were 52-week years, which ended on December 29 and December 30, respectively. Fiscal 2000 was a 53-week year, which ended on December 31, 2000. Fiscal 2003 will be a 52-week year ending December 28, 2003.

Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements.

Investments.    The Company classifies its marketable debt and equity securities at the date of acquisition as either held to maturity or available for sale.

Substantially all of the Company’s marketable debt and equity securities are classified as available-for-sale. These securities are reported at fair market value with the related unrealized gains and losses included in other comprehensive income (loss), net of tax, a component of stockholders equity. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in interest and other income, net. Interest and dividends on all securities are also included in interest and other income, net. The cost of securities sold is based on the specific identification method.

The Company classifies investments with maturities between three and 12 months as short-term investments. Short-term investments consist of money market auction rate preferred stocks and debt securities such as commercial paper, corporate notes, certificates of deposit and marketable direct obligations of United States governmental agencies. Available-for-sale securities with maturities greater than twelve months are classified as short term when they represent investments of cash that are intended to be used in current operations.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Estimates of product returns and allowances, based on actual historical experience, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of the Company’s products in the event the agreement with the distributor is terminated and the distributor’s products have not been sold. Accordingly, the Company defers the net gross margin, resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors. The Company also sells its products to distributors with substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain advertising and marketing promotions, volume based incentives and special pricing arrangements, at the time the related revenues are recognized. Shipping and handling costs associated with product sales are included in cost of sales.

Impairment of Long-lived Assets.    The Company accounts for the impairment of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. The fair values are determined by quoted market prices if available. When quoted market prices are not available, the present value of the future estimated net cash flow is generally used. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Treasury Stock.    The Company accounts for treasury stock using the cost method.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Also included in the financial statements, under the equity method of accounting, are the Company’s shares of certain investees’ results, which primarily include the Company’s 49.992 percent share of the operating results of Fujitsu AMD Semiconductor Limited (FASL). Certain prior period amounts have been reclassified to conform to the current period presentation.

Foreign Currency Translation.    The functional currency of the Company’s foreign subsidiaries, except AMD Saxony Limited Liability Company & Co. KG (AMD Saxony), is the U.S. dollar. Translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in operations. The functional currency of AMD Saxony and FASL are their local currencies. Adjustments resulting from translating the foreign currency financial statements of AMD Saxony and FASL into the U.S. dollar are included as a separate component of accumulated other comprehensive income (loss). The aggregate exchange gain included in determining net income was $31 million in 2002 and $6 million in 2000. The aggregate exchange loss included in determining net income was $16 million in 2001.

Cash Equivalents.    Cash equivalents consists of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Derivative Financial Instruments.    The Company purchases a significant volume of inventory from FASL, AMD’s unconsolidated joint venture in Japan, and from AMD Saxony. Purchases from FASL and AMD Saxony are denominated in yen and euros, respectively. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted yen and euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income

(loss) (a component of stockholders’ equity) and subsequently recognized in operations in the same period the hedged forecasted transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized in operations, offsets the gain or loss on the hedged foreign currency assets, liabilities, or firm commitments. As of December 29, 2002, the Company expects to reclassify the amount accumulated in other comprehensive income (loss) to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. Under this method, the Company includes the time value portion of the change in value of the currency forward contract in its effectiveness assessment.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income (loss) will be reclassified into operations as a component of other income and expense, net.

Premiums paid for foreign currency forward and option contracts are immediately charged to operations.

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Inventories on hand in excess of forecasted demand for generally six months or less are not valued. Obsolete inventories are written off.

Restructuring Charges.    The Company records restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3). Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan has been approved. Changes in estimates occur when it is apparent that exit costs will be more or less costly than originally estimated.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment, two to five years; buildings and building improvements, up to 26 years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

Foreign Grants and Subsidies.    The Company receives investment grants and allowances as well as interest subsidies under a Subsidy Agreement with the Federal Republic of Germany and the State of Saxony. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other agreement conditions. Accordingly, amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008.

Advertising Expenses.    Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for 2002, 2001 and 2000 were approximately $199 million, $184 million and $148 million, respectively.

Net Income (Loss) Per Common Share.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2002	2001	2000

	(Thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share before extraordinary item	$(1,303,012)	$(60,581)	$1,006,070
Numerator for basic extraordinary loss per common share	—	—	(23,044)

Numerator for basic income (loss) per common share	$(1,303,012)	$(60,581)	$983,026
Numerator for basic income (loss) per common share before extraordinary item	$(1,303,012)	$(60,581)	$1,006,070
Effect of adding back interest expense associated with convertible debentures	—	—	27,507

Numerator for diluted income (loss) per common share before extraordinary item	$(1,303,012)	$(60,581)	$1,033,127
Numerator for diluted extraordinary loss per common share	—	—	(23,044)

Numerator for diluted income (loss) per common share after extraordinary item	$(1,303,012)	$(60,581)	$1,010,083

Denominator:
Denominator for basic income (loss) per share—weighted average shares	342,334	332,407	309,331
Effect of dilutive securities:
Employee stock options	—	—	12,711
Convertible debentures	—	—	27,958

Potential dilutive common shares	—	—	40,669

Denominator for diluted income (loss) per common share—adjusted weighted-average shares	342,334	332,407	350,000

Net income (loss) per common share:
Basic:
Income (loss) before extraordinary item	$(3.81)	$(0.18)	$3.25
Extraordinary item	$—	$—	$(0.07)

Net income (loss)	$(3.81)	$(0.18)	$3.18

Diluted:
Income (loss) before extraordinary item	$(3.81)	$(0.18)	$2.95
Extraordinary item	$—	$—	$(0.06)

Net income (loss)	$(3.81)	$(0.18)	$2.89

Potential dilutive common shares of approximately 27.4 million and 14.4 million for the year ended December 29, 2002 and December 30, 2001, respectively, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income (loss):

	2002	2001

	(Thousands)
Net unrealized gain on investments, net of taxes of $1,250 in 2002 and $2,939 in 2001	$2,152	$5,071
Net unrealized gain (loss) on cash flow hedges, net of taxes of $17,511 in 2002 and $0 in 2001	29,079	(3,399)
Cumulative translation adjustments	18,674	(134,919)

	$49,905	$(133,247)

Stock-based Compensation and Employee Stock Plans.    The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), to account for stock options issued to its employees under its stock option plans and amortizes deferred compensation, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Note 10 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123.

	2002	2001	2000

	(Thousands except per share amounts)
Net income/(loss)—as reported	$(1,303,012)	$(60,581)	$983,026
Plus: compensation expense recorded under APB 25	2,891	4,592	4,372
Less: SFAS 123 compensation expenses	(149,827)	(122,929)	(156,903)

Net income/(loss)—pro forma	$(1,449,948)	$(178,918)	$830,495

Basic net income/(loss) per share—as reported	$(3.81)	$(0.18)	$3.18
Diluted net income/(loss) per share—as reported	$(3.81)	$(0.18)	$2.89
Basic net income/(loss) per share—pro forma	$(4.24)	$(0.54)	$2.68
Diluted net income/(loss) per share—pro forma	$(4.24)	$(0.54)	$2.37

New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company adopted SFAS 141 and SFAS 142 at the beginning of 2002. These accounting standards did not have a material effect on the Company’s consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held-and-used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as “held for sale.” SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 at the beginning of 2002 which had no impact on the Company’s consolidated financial position or results of operations on the date of adoption.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost, as generally defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003, and, therefore, its adoption is not expected to have any impact on the Company’s current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. As required, the Company adopted the disclosure provisions in the financial statements for the fiscal year ended December 29, 2002. The Company is still assessing the recognition and initial measurement requirements of FIN 45 and, at this point, does not believe the adoption of FIN 45 will have a material effect on its results of operations or financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the annual disclosure provisions of SFAS 148 in the financial statements for the fiscal year ended December 29, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of fiscal 2003. The transition provisions of SFAS 148 are currently not applicable to the Company as it continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research

Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, the Company does not have any variable interest entities and the Company does not expect the adoption of FIN 46 will have a material impact on the Company’s results of operations or financial condition.

NOTE 3:    Sale of Subsidiary

The Company sold 90 percent of Legerity for approximately $375 million in cash to Francisco Partners, L.P., effective July 31, 2000. Prior to the sale, Legerity was a wholly owned subsidiary of AMD, selling voice communications products. The Company’s pre-tax gain on the sale of Legerity was $337 million. The gain was computed based on the excess of the consideration received for Legerity’s net assets as of July 31, 2000, less direct expenses related to the sale. The applicable tax rate on the gain was 37 percent resulting in an after-tax gain of $212 million.

NOTE 4:    Financial Instruments

Available-for-sale securities held by the Company as of December 29, 2002 and December 30, 2001 are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value

	(Thousands)
2002
Cash equivalents:
Commercial paper	$12,465	$8	$—	$12,473
Federal agency notes	1,800	—	—	1,800
Money market funds	108,908	171	—	109,079

Total cash equivalents	$123,173	$179	$—	$123,352

Short-term investments:
Bank notes	$13,326	$313	$—	$13,639
Corporate notes	95,933	976	(129)	96,780
Money market auction rate preferred stocks	268,071	171	—	268,242
Federal agency notes	226,192	2,016	—	228,208
Municipal bonds	2,080	8	—	2,088

Total short-term investments	$605,602	$3,484	$(129)	$608,957

Long-term investments:
Equity investments	$8,023	$988	$(1,126)	$7,885

Total long-term investments	$8,023	$988	$(1,126)	$7,885

Grand Total	$736,798	$4,651	$(1,255)	$740,194

2001
Cash equivalents:
Commercial paper	$76,976	$545	$—	$77,521
Certificates of deposit	10,001	240	—	10,241
Federal agency notes	38,357	260	—	38,617
Money market funds	152,122	18	—	152,140

Total cash equivalents	$277,456	$1,063	$—	$278,519

Short-term investments:
Money market auction rate preferred stocks	$128,130	$158	$(14)	$128,274
Municipal bonds	1,331	—	—	1,331
Floating rate notes	155,729	5	(290)	155,444
Federal agency notes	153,343	114	(832)	152,625
Tax exempt money market fund	5,000	35	—	5,035

Total short-term investments	$443,533	$312	$(1,136)	$442,709

Long-term investments:
Equity investments	$11,571	$8,257	$(486)	$19,342

Total long-term investments	$11,571	$8,257	$(486)	$19,342

Grand Total	$732,560	$9,632	$(1,622)	$740,570

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable debt securities at December 29, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(Thousands)
Due in one year or less	$336,195	$336,499
Due after one year through five years	269,407	272,458

Total	$605,602	$608,957

The Company realized net gains from the sale of available-for-sale securities in 2002 of $5.3 million and net losses of $1.6 million in 2001. The Company did not sell any available-for-sale securities in 2000.

At December 29, 2002 and December 30, 2001, the Company had approximately $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long term workers compensation and leasehold deposits, that are included in other assets.

Included in cash and cash equivalents is a compensating balance of $108 million under the terms of the Dresden Loan Agreements (See Notes 7 and 12). Also included in cash and cash equivalents is $31 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans (See Notes 7 and 12) over the next four quarters.

Fair Value of Other Financial Instruments

The Company estimates the fair value of debt using a discounted cash flow analysis based on estimated interest rates for similar types of currently available borrowing arrangements with similar remaining maturities. The carrying amounts and estimated fair values of the Company’s debt are as follows:

	2002		2001

	Carrying amount	Estimated Fair Value	Carrying amount	Estimate Fair Value

	(Thousands)
Notes payable to banks	$913	$913	$63,362	$63,362

Long-term debt and capital leases:
Capital leases	40,321	36,587	32,469	31,550
Long-term debt (excluding capital leases)	1,599,734	1,493,840	603,236	571,679

Total long-term debt and capital leases	1,640,055	1,530,427	635,705	603,229
Less: current portion	71,348	107,551	197,803	216,496

Total long-term debt and capital leases, less current portion	$1,568,707	$1,422,876	$437,902	$386,733

The fair value of the Company’s accounts receivable and accounts payable approximate book value based on existing payment terms.

NOTE 5:    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and derivative financial instruments used in hedging activities.

The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company acquires investments in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated AI, PI or better. Investments in tax-exempt securities, including municipal notes and bonds are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary, and generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties.

NOTE 6:    Income Taxes

The provision (benefit) for income taxes consists of:

	2002	2001	2000

	(Thousands)
Current:
U.S. Federal	$—	$—	$251,849
U.S. State and Local	—	(6)	3,599
Foreign National and Local	9,159	21,595	20,496

Total	9,159	21,589	275,944

Deferred:
U.S. Federal	9,757	(30,192)	25,163
U.S. State and Local	24,602	(7,321)	(43,789)
Foreign National and Local	1,068	1,461	(450)

Total	35,427	(36,052)	(19,076)

Provision (benefit) for income taxes	$44,586	$(14,463)	$256,868

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares issued under the Company’s stock-based compensation plans reduced taxes currently payable by $158.3 million in 2000. Such benefits were credited to capital in excess of par value.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2002 and December 30, 2001 are as follows:

	2002	2001

	(Thousands)
Deferred tax assets:
Net operating loss carryovers	$307,802	$4,147
Deferred distributor income	19,774	17,730
Inventory valuation	85,173	74,434
Accrued expenses not currently deductible	110,758	74,063
Investments	43,805	29,237
Federal and state tax credit carryovers	128,306	76,234
Other	89,777	62,189

Total deferred tax assets	785,395	338,034
Less: valuation allowance	(560,063)	(24,559)

	225,332	313,475

Deferred tax liabilities:
Depreciation	(128,612)	(175,878)
Capitalized Interest	(35,245)	(30,967)
Unremitted foreign earnings	(30,400)	(27,400)
Other	(31,075)	(28,637)

Total deferred tax liabilities	(225,332)	(262,882)

Net deferred tax assets (liabilities)	$—	$50,593

In 2002, the valuation allowance for deferred tax assets increased by $536 million to provide a valuation allowance against all of the Company’s net deferred tax assets. Approximately $26 million of the valuation allowance for deferred tax assets is for the stock option deduction arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. In 2001, the valuation allowance for deferred tax assets increased by $25 million due to the stock option deduction arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. In 2000, the valuation allowance for deferred tax assets decreased by $215 million due to the realization of tax benefits from operating losses incurred during 1999. Pre-tax loss from foreign operations was $17 million in 2002. Pre-tax income from foreign operations was approximately $52 million in 2001 and $83 million in 2000.

As of December 29, 2002, the Company had federal and state net operating loss carryforwards of approximately $865 million and $89 million, respectively. The Company also had federal and state tax credit carryforwards of approximately $92 million and $36 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2022, if not utilized.

The table below displays a reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate

	(Thousands except percent)
2002
Statutory federal income tax expense	$(442,611)	(35.0)%
State taxes, net of federal benefit	24,602	1.9
Tax-exempt foreign sales corporation income	—	—
Residual U.S. tax on previously reinvested earnings	—	—
Restructuring charges at other than U.S. rates	—	—
Tax credits	—	—
Net Operating losses not currently benefited	462,595	36.6
Other	—	—

	$44,586	3.5%

	Tax	Rate

	(Thousands except percent)
2001
Statutory federal income tax expense	$(32,872)	(35.0)%
State taxes, net of federal benefit	(4,762)	(5.1)
Tax-exempt foreign sales corporation income	(2,394)	(2.5)
Residual U.S. tax on previously reinvested earnings	21,663	23.1
Restructuring charges at other than U.S. rates	11,082	11.8
Tax credits	(6,018)	(6.4)
Other	(1,162)	(1.3)

	$(14,463)	(15.4)%

	Tax	Rate

	(Thousands except percent)
2000
Statutory federal income tax expense	$438,165	35.0%
State taxes, net of federal benefit	9,292	0.7
Tax-exempt foreign sales corporation income	(1,756)	(0.2)
Foreign income at other than U.S. rates	(9,091)	(0.7)
Valuation allowance utilized	(177,008)	(14.1)
Tax credits	(5,000)	(0.4)
Other	2,266	0.2

	$256,868	20.5%

The Company has made no provision for U.S. income taxes on approximately $366 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional taxes of approximately $107 million.

NOTE 7:    Debt

On July 13, 1999, the Company entered into a Loan and Security Agreement (the July 1999 Loan Agreement) with a consortium of banks led by a domestic financial institution. Under the Loan Agreement,

which provides for a four-year secured revolving line of credit of up to $200 million, the Company can borrow, subject to amounts which may be set aside by the lenders, up to 85 percent of its eligible accounts receivable from Original Equipment Manufacturers (OEMs) and 50 percent of its eligible accounts receivable from distributors. The Company must comply with certain financial covenants if the level of net domestic cash (as defined in the July 1999 Loan Agreement) it holds declines below $200 million or the amount of borrowing under the Loan Agreement rises to 50 percent of available credit. At December 29, 2002, net domestic cash, as defined, totaled $718 million. The July 1999 Loan Agreement restricts the Company’s ability to pay cash dividends if the level of net cash it holds declines below $200 million. The Company’s obligations under the July 1999 Loan Agreement are secured by a pledge of all of its accounts receivable, inventory, general intangibles and the related proceeds. As of December 29, 2002, there was no amount outstanding under the July 1999 Loan Agreement.

The Company’s subsidiaries have lines of credit totaling approximately $18 million. As of December 29, 2002, the amount outstanding under these lines of credit was approximately $1 million. The weighted-average interest rate on the amounts outstanding at year-end was 5.26%.

Interest rates on foreign and short-term domestic borrowings are negotiated at the time of borrowing.

The Company’s long-term debt, capital lease obligations and other long-term liabilities as of the years ended 2002 and 2001 consist of:

	2002	2001

	(Thousands)
4.75% Convertible Senior Debentures due 2022	$500,000	$—
4.50% Convertible Senior Notes due 2007	402,500	—
Term loan under the September 2002 Loan Agreement	110,000	—
Term loan under the Dresden Loan Agreement with a weighted-average interest rate of 5.40 percent and principal due between June 2001 and December 2005, secured by the Fab 30 facility and equipment (see Note 12)	587,234	602,046
Obligations under capital leases	40,321	32,469
Commercial Mortgage	—	1,190

	1,640,055	635,705
Other long-term liabilities	300,558	305,576

	1,940,613	941,281
Less: current portion	160,776	268,336

Long-term debt, capital lease obligations and other long-term liabilities, less current portion	$1,779,837	$672,945

On January 29, 2002, the Company issued $500 million of the Company’s 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require the Company to repurchase all or a portion of the Company’s 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures will also have the ability to require the Company to repurchase the 4.75% Debentures in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into the Company’s common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of the Company’s common stock. Issuance costs incurred in the amount of approximately $14 million are being amortized ratably, which approximates the interest method, over the term of the 4.75% Debentures as interest expense.

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by the Company for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at the Company’s option, provided that the Company may not redeem the 4.75% Debentures prior to February 5, 2006 unless the last reported sale price of the Company’s common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices are as follows for the specified periods:

Period	Price

Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

In November 2002, the Company sold $402.5 million of 4.50% Convertible Senior Notes due December 1, 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on December 1 and June 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by the Company at its option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that the Company may not redeem the 4.50% Notes unless the last reported sale price of its common stock is at least 150 percent of the then effective conversion price for at least twenty trading days within a period of thirty trading days ending within five trading days of the date of the redemption notice.

The redemption prices are as follows for the specified periods:

Period	Price

Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of the Company’s common stock. Issuance costs incurred in the amount of approximately $12 million are being amortized ratably, which approximates the interest method, over the term of the 4.50% Notes as interest expense.

Holders have the right to require the Company to repurchase all or a portion of its 4.50% Notes in the event that it undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

On September 27, 2002, the Company entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, the Company can borrow up to

$155 million to be secured by certain property, plant and equipment located at the Company’s Fab 25 semiconductor manufacturing facility in Austin, Texas. Amounts borrowed under the September 2002 Loan Agreement bear interest at a variable rate of LIBOR plus four percent, which was 5.8 percent at December 29, 2002. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 29, 2002, $110 million was outstanding under the September 2002 Loan Agreement. The Company must also comply with certain financial covenants if the Company’s net domestic cash balance (as defined in the September 2002 Loan Agreement) drops below $300 million. The September 2002 Loan Agreement restricts the Company’s ability to pay cash dividends on its common stock if its level of net domestic cash declines below $300 million. At December 29, 2002, net domestic cash, as defined, totaled $718 million.

The above debt agreements limit the Company and its subsidiaries’ ability to engage in various transactions and require satisfaction of specified financial performance criteria. As of December 29, 2002, the Company was in compliance with all restrictive covenants of such debt agreements.

The gross amount of assets recorded under capital leases totaled approximately $109 million and $92 million as of December 29, 2002 and December 30, 2001, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $74 million and $47 million as of December 29, 2002 and December 30, 2001.

Included in other long-term liabilities is $208 million of deferred grants and subsidies related to the Fab 30 project. (See Notes 2 and 12.) Also included in other long-term liabilities is a deferred gain of $27 million as of December 29, 2002, as a result of the sale and leaseback of the Company’s corporate marketing, general and administrative facility in Sunnyvale, California in 1998. The Company is amortizing the deferred gain ratably over the lease term, which is 20 years. (See Note 12.) In addition, other long-term liabilities include $64.5 million in customer cash deposits related to multi-year memory product supply agreements, which guarantee customers’ specific volume purchases.

Under certain circumstances, cross-defaults result under the July 1999 Loan Agreement, the Dresden Loan Agreements, the September 2002 Loan Agreement, the 4.75% Debentures and the 4.50% Notes.

For each of the next five years and beyond, the Company’s debt and capital lease obligations are:

	Long-term debt (Principal only)	Capital leases	Total

	(Thousands)
2003	$58,439	$18,381	$76,820
2004	58,752	16,897	75,649
2005	308,773	5,970	314,743
2006	271,270	3,298	274,568
2007	402,500	—	402,500
Beyond 2007	500,000	—	500,000

Total	1,599,734	44,546	1,644,280
Less: amount representing interest	—	4,225	4,225

Total at present value	$1,599,734	$40,321	$1,640,055

NOTE 8:    Interest Expense & Interest and Other Income, Net

Interest Expense

	2002	2001	2000

	(Thousands)
Total interest charges	$82,060	$68,403	$86,488
Less: interest capitalized	(10,711)	(7,043)	(26,451)

Interest expense	$71,349	$61,360	$60,037

In 2002, interest expense consisted primarily of interest incurred under the Dresden Loan Agreement and interest on the Company’s 4.75% Debentures issued in January 2002. In 2001, interest expense consisted primarily of interest incurred under the Dresden Loan Agreement and interest on the Company’s 6% Convertible Subordinated Notes due 2005 issued in May 1998, which were redeemed in May 2001.

Interest and Other Income, Net

	2002	2001	2000

	(Thousands)
Interest income	$35,390	$56,424	$59,228
Other income (loss), net	(3,258)	(30,729)	27,073

	$32,132	$25,695	$86,301

Other income (loss), net in 2002 and 2001 consisted of charges for other than temporary declines in the value of the Company’s marketable debt and equity securities investments totaling approximately $4.7 million and $27 million, respectively.

NOTE 9:    Segment Reporting

AMD operated in two reportable segments during 2002: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. The aggregation of the Company’s operating segments into the Company’s reporting segments was made pursuant to the aggregation criteria set forth in Statement of Financial Accounting Standards No. 131 (SFAS 131). The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment includes fees for products sold to Legerity and Vantis. During 2000, the Company also operated in the Voice Communications segment. The Voice Communications segment included voice communications products of the Company’s former subsidiary, Legerity, until July 31, 2000, the effective date of its sale. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance and allocates resources based on these segments’ operating income (loss).

The following table is a summary of operating income (loss) by segment for 2002, 2001 and 2000.

	2002	2001	2000

	(Thousands)
Net sales:
Core Products segment
External customers	$2,662,864	$3,793,962	$4,361,398

	2,662,864	3,793,962	4,361,398
Foundry Services segment—external customers	34,165	97,792	142,480
Voice Communications segment—external customers	—	—	140,309

Total net sales	$2,697,029	$3,891,754	$4,644,187

Segment operating income (loss):
Core Products segment	$(845,626)	$71,530	$831,749
Foundry Services segment*	(7,185)	(33,582)	22,000
Voice Communications segment	—	—	34,987

Total segment operating income (loss)	(852,811)	37,948	888,736

Gain on sale of Legerity	—	—	336,899
Interest income and other, net	32,132	25,695	86,301
Interest expense	(71,349)	(61,360)	(60,037)
Restructuring and other special charges	(330,575)	(89,305)	—
Unallocated research and development expenses	(42,000)	—	—
Additional inventory provision	—	(6,901)	—
Benefit (provision) for income taxes	(44,586)	14,463	(256,868)
Equity in net income of FASL	6,177	18,879	11,039
Extraordinary item—debt retirement, net of tax benefit	—	—	(23,044)

Net income (loss)	$(1,303,012)	$(60,581)	$983,026

Total assets:
Core Products segment
Assets excluding investment in FASL	$5,236,239	$5,283,631	$5,506,007
Investment in FASL	382,942	363,611	261,728

Total assets	$5,619,181	5,647,242	5,767,735

Expenditures for long-lived assets:
Core Products segment	$705,147	$703,120	$803,065
Voice Communications segment	—	—	2,409

Total expenditures for long-lived assets	$705,147	$703,120	$805,474

Depreciation and amortization expense:
Core Products segment	$756,169	$622,867	$578,302
Voice Communications segment	—	—	768

Total depreciation and amortization expense	$756,169	$622,867	$579,070

*	Operations of the Foundry Services segment are conducted using assets of the Core Products segment.

The Company’s operations outside the United States include both manufacturing and sales activities. The Company’s manufacturing subsidiaries are located in Germany, Malaysia, Thailand, Singapore and China. Its sales subsidiaries are in Europe, Asia Pacific and Brazil.

The following table summarizes sales and long-lived assets by geographic areas as of and for each of the three years ended December 29, 2002:

	2002	2001	2000

	(Thousands)
Sales to external customers:
United States	$781,174	$1,327,403	$1,875,408
Europe	945,836	1,492,428	1,553,808
Asia Pacific	970,019	1,071,923	1,214,971

	$2,697,029	$3,891,754	$4,644,187

Long-lived assets:
United States	$1,020,914	$1,079,882	$1,220,193
Germany	1,552,486	1,335,861	1,064,308
Other Europe	2,090	2,825	3,188
Asia Pacific	305,319	320,570	348,778

	$2,880,809	$2,739,138	$2,636,467

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers comprised of distributors and OEMs of computation and communications equipment. No distributor accounted for ten percent or more of net sales in 2002, 2001 and 2000. No OEM customer accounted for more than ten percent of net sales in 2002 and 2001. In 2000, one of the Company’s OEMs accounted for approximately 11 percent of net sales.

NOTE 10:    Stock-Based Incentive Compensation Plans

Stock Option Plans.    The Company has several stock option plans under which key employees have been granted incentive (ISOs) and nonqualified (NSOs) stock options to purchase the Company’s common stock. Compensation expense, if any, recorded upon the issuance of stock options, is computed using the intrinsic value method. Generally options vest and become exercisable over four years from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100% of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant.

The following table summarizes stock option activity and related information for the fiscal years presented:

	2002		2001		2000

	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price

	(Shares in thousands)
Options:
Outstanding at beginning of year	52,943	$20.44	43,852	$20.70	41,988	$8.37
Granted	11,829	5.62	14,088	16.91	21,044	35.07
Canceled	(3,413)	20.34	(1,444)	25.31	(3,247)	18.84
Exercised	(951)	6.23	(3,553)	7.56	(15,933)	7.01

Outstanding at end of year	60,408	$18.58	52,943	$20.44	43,852	$20.70

Exercisable at end of year	33,807	19.55	22,465	17.63	14,667	9.64
Available for grant at beginning of year	21,146		11,803		6,114
Available for grant at end of year	13,019		21,146		11,803

The following table summarizes information about options outstanding as of December 29, 2002:

	Options outstanding			Options exercisable

Range of exercise prices	Number of shares	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number of shares	Weighted-average exercise price

	(Shares in thousands)
$ 0.01 – $ 8.46	15,291	6.89	$6.98	7,763	$7.26
$ 8.47 – $13.70	15,778	7.36	10.83	9,398	10.47
$13.75 – $26.90	15,476	7.74	19.13	7,693	19.46
$27.20 – $45.91	13,863	7.45	39.57	8,953	39.80

$ 0.01 – $45.91	60,408	7.36	$18.58	33,807	$19.55

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three month offering period. As of December 29, 2002, 3,168,730 common shares remained available for issuance under the plan. A summary of stock purchased under the plan for the specified fiscal years is shown below:

	2002	2001	2000

	(Thousands)
Aggregate purchase price	$23,488	$16,816	$12,388
Shares purchased	3,177	1,220	815

The weighted-average fair value of shares purchased under the Company’s employee stock purchase plan during 2002, 2001 and 2000 were $2.26, $3.82 and $5.54 per share, respectively.

Stock Appreciation Rights.    The Company granted stock appreciation rights (SARs) to key employees under the 1992 stock incentive plan. The 1992 plan expired by its terms in 2001 and the last SARs were granted in 1991. Generally, the terms of SARs granted under the plan were similar to those of options granted under the stock incentive plans, including exercise prices, exercise dates and expiration dates. The Company granted only limited SARs, which become exercisable in the event of certain changes in control of AMD.

Restricted Stock Awards.    In 1998, the Company adopted the 1998 stock incentive plan under which the Company was authorized to issue two million shares of common stock to employees who are not covered by Section 16 of the Securities Exchange Act of 1934, as amended, subject to terms and conditions determined at the discretion of the Company’s Board of Directors. To date, the Company has canceled agreements covering 40,791 shares without issuance and the Company has issued 370,524 shares pursuant to prior agreements. As of December 29, 2002, agreements covering 49,850 shares were outstanding. Activity under this plan is included in the accompanying tables summarizing activity under the Company’s employee stock plans.

Shares Reserved for Issuance.    The Company had a total of approximately 76,596,127 shares of common stock reserved as of December 29, 2002 for issuance under employee stock option plans and the ESPP, including restricted stock awards.

Stock-Based Compensation—Pro Forma Disclosures.    For pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly differently from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	2002	2001	2000	2002	2001	2000

Expected life (years)	3.17	3.02	4.27	0.25	0.25	0.25
Expected stock price volatility	84.68%	83.43%	72.10%	99.00%	85.03%	87.95%
Risk-free interest rate	2.93%	3.57%	6.55%	1.87%	2.58%	5.95%

The Company granted a total of 11,527,551 stock-based awards during 2002 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.86 and $5.48, respectively. The Company granted a total of 114,980 stock-based awards during 2002 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $12.73 and $5.89, respectively. The Company granted a total of 186,157 stock-based awards during 2002 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $0.08 and $13.70, respectively.

The Company granted a total of 13,870,950 stock-based awards during 2001 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $16.93 and $9.27, respectively. The Company granted a total of 157,476 stock-based awards during 2001 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $21.21 and $0.11, respectively. The Company granted a total of 59,115 stock-based awards during 2001 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average exercise price and weighted-average fair value of these awards were $1.08 and $22.54, respectively. The Company granted a total of 20,702,856 stock-based awards during 2000 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $35.12 and $21.00, respectively. The Company granted a total 25,800 stock-based awards during 2000 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $26.92 and $0.02, respectively. The Company granted a total of 315,510 stock-based awards during 2000 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $4.92 and $31.25, respectively.

NOTE 11:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Board of Directors may authorize quarterly contributions. There was no profit sharing expense in 2002. Profit sharing expense was approximately $25 million in 2001 and $103 million in 2000.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating United States employees to contribute from one percent to 15 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The contributions to the 401(k) plan were approximately $14 million in 2002, $11 million in 2001, and $10 million in 2000.

NOTE 12:    Commitments and Guarantees

The Company leases certain of its facilities under agreements that expire at various dates through 2018. The Company also leases certain of its manufacturing and office equipment for terms ranging from one to five years. Rent expense was approximately $65 million, $62 million and $48 million in 2002, 2001 and 2000, respectively.

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including facilities vacated in connection with restructuring activities, and unconditional commitments to purchase manufacturing supplies and services are primarily as follows:

	Operating leases	Unconditional Purchase commitments

	(Thousands)
2003	$54,162	$50,351
2004	48,580	49,960
2005	43,550	49,670
2006	38,265	2,726
2007	20,787	2,568
Beyond 2007	171,386	5,136

	$376,730	$160,411

The operating lease of the Company’s corporate marketing, general and administrative facility in Sunnyvale expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the customer price index. Total future lease obligations as of December 29, 2002, were approximately $377 million, of which $137 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 14.)

In 2002, the Company also entered into long-term research and development agreements. As of December 29, 2002, the Company had recorded a liability and capitalized $90 million in connection with the agreements. This amount is being amortized ratably over the estimated useful lives of the agreements through December 2007.

The Company entered into various guarantees as summarized by the following table:

	Maximum amounts guaranteed	Amounts of guarantee expiration per period
		2003	2004	2005	2006	2007	2008 and beyond

	(Thousands)
Dresden intercompany guarantee	$294,000	$—	$—	$—	$294,000	$—	$—
BAC payment guarantee	26,044	26,044	—	—	—	—	—
AMTC payment guarantee	33,336	—	—	—	—	33,336
AMTC rental guarantee	131,000	—	—	—	—	—	131,000
FASL guarantee (Note 13)	208,000	—	—	—	—	—	208,000
Fujitsu guarantee (Note 13)	125,000	125,000	—	—	—	—	—

Total guarantee	$817,380	$151,044	$—	$—	$294,000	$33,336	$339,000

Dresden Loan Agreements and Dresden Guarantee

AMD Saxony (formerly known as AMD Saxony Manufacturing GmbH), an indirect wholly-owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. The Dresden Loan Agreements were amended in February 1998, June 1999, February 2001, June 2002 and December 2002.

Because most of the amounts under the Dresden Loan Agreements were denominated in deutsche marks (converted to euros), the dollar amounts discussed below are subject to change based on applicable conversion rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used the exchange rate of 0.96 euro to one U.S. dollar as of December 29, 2002, to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. This funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that the Company partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of December 29, 2002, the Company had provided $156 million of subordinated loans, $315 million of revolving loans, and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in the Company’s consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $799 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $587 million of such loans outstanding as of December 29, 2002, which are included in the Company’s consolidated balance sheets. See Note 7 for the repayment schedule, which was revised as part of the December 2002 amendments to the Dresden Loan Agreements.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, (the Subsidy Agreement) the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to the lesser of 65 percent of AMD Saxony bank debt or $799 million;

•	capital investment grants and allowances totaling $433 million; and

•	interest subsidies totaling $160 million.

Of these amounts, AMD Saxony had received approximately $284 million in capital investment grants and allowances and $98 million in interest subsidies. In addition, AMD Saxony received advanced payments for interest subsidies amounting to $49 million, of which approximately $18 million is restricted from the Company’s access for more than one year, and is therefore included in Other Assets. In addition to the above-mentioned subsidies, AMD Saxony had also received $31 million in research and development subsidies through December 29, 2002. Amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December 2008. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain certain employee headcount by December 2003 and to maintain such headcount until December 2008.

Noncompliance with the conditions of the grants and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated December 2003 employment levels as a result of the 2002 Restructuring Plan. (See Note 14.) Consequently, the anticipated headcount is below the level required to be maintained by the Subsidy Agreement. Based on these revised headcount estimates, the maximum amount of capital grants and allowances available under the Subsidy Agreement would be reduced from $433 million to $379 million. The Company has adjusted the quarterly amortization of these amounts accordingly. There have been no conditions of noncompliance through December 29, 2002 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that the Company:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $116 million or more than $313 million, until the bank loans are repaid in full. As of December 29, 2002, the amount outstanding under the guarantee was $294 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in the Company’s consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if the Company, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fail to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	material variances from the approved plan and specifications;

•	the Company’s failure to fund equity contributions or loans or otherwise comply with the Company’s obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony or AMD Holding;

•	the occurrence of a default under the July 1999 Loan Agreement or the September 2002 Loan Agreement; and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to the Company of more than $2.5 million, and that is not cured by the Company, would result in a cross-default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement. As of December 29, 2002, the Company was in compliance with all conditions of the Dresden Loan Agreements.

In the event that the Company was unable to meet its obligations to AMD Saxony as required under the Dresden Loan Agreements, the Company will be in default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement, which would permit acceleration of certain indebtedness. The occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and Dupont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. In June 2002, BAC entered into a $78 million bridge loan (Bridge Loan) with a consortium of banks led by Dresdner Bank for the purpose of constructing the facility. The Company guaranteed the payment obligations of BAC under the Bridge Loan, in an amount not to exceed $26 million plus interest and expenses. In December 2002, BAC and AMTC executed a facility agreement, consisting of a $125 million revolving credit facility (Revolving Loan) and a $78 million term loan facility (Term Loan), with a consortium of banks led by Dresdner Bank. The Term Loan will supercede and replace the Bridge Loan. The Company guaranteed the payment obligations of AMTC, in an amount not to exceed $33 million plus interest and expenses, under the Revolving Loan. In addition, the Company guaranteed the payment obligations of BAC, in an amount not to exceed $26 million plus interest and expenses, under the Term Loan.

In December 2002, AMTC and BAC entered into a rental agreement with respect to the photomask facility. The rental agreement would become effective upon completion of construction of the photomask facility. The Company guaranteed approximately 23% of the payment obligations of AMTC under the rental agreement which the Company believes will be equal to approximately $17 million initially, and will diminish over time through 2011 as the Term Loan is repaid. The Company’s rental guarantee replaces its guarantee of the Term Loan. In addition, in the event the other tenant of the photomask facility defaults under its rental agreement, and the AMTC assumes the defaulting tenant’s lease and related lease obligations, the Company would be required to guarantee 23% of these additional rental payment obligations. Further, in the event one of the three joint venture partners is unable to meet its guarantee obligations with respect to AMTC’s additional rental payment obligations, the remaining joint venture partners agreed to assume, on a pro rata basis, the defaulting partner’s guarantee obligations with respect to AMTC’s additional rental payment only. Assuming the other tenant of the photomask facility defaults under the rental agreement and AMTC exercises its option to assume the defaulting tenant’s obligations under its rental agreement, and assuming a default under the rental guarantee by both Infineon and Dupont, the maximum potential amount of the Company’s guarantee obligations for these rental payments would be approximately $131 million. As of December 29, 2002, no amounts were drawn under the Revolving Loan or the Term Loan and the Company had not recorded any liability in its consolidated financial statements associated with these guarantees.

Warranties

At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranties, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on historical experience. Remaining warranty accruals are evaluated periodically and are adjusted for changes in experience.

The Company generally offers to end users a three year limited warranty for certain of its boxed microprocessor products, and a one year limited warranty, to direct purchasers only, for all other products.

Changes in the Company’s liability for product warranty during the period are as follows (in thousands):

Balance, beginning of the period	$16,730
New warranties issued during the period	34,574
Settlements during the period	(51,935)
Changes in liability for pre-existing warranties during the period, including expirations	20,000

Balance, end of period	$19,369

NOTE 13:    Investment in Joint Venture

In 1993, the Company formed a joint venture (FASL) with Fujitsu Limited for the development and manufacture of non-volatile memory devices. FASL operates advanced IC manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices, which are sold to the Company and Fujitsu. The Company’s share of FASL is 49.992 percent and the investment is being accounted for under the equity method. The Company’s share of FASL net income during 2002 was $6.2 million, net of income taxes of approximately $4.1 million. As of December 29, 2002, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase of approximately $9.2 million to the investment in FASL. The following tables present the significant FASL related party transactions and balances:

	2002	2001	2000

	(Thousands)
Royalty income	$38,488	$44,342	$33,273
Purchases from FASL	443,209	509,642	381,657
Sales to FASL	25,780	—	—

	December 29, 2002	December 30, 2001

	(Thousands)
Royalty receivable	$11,551	$6,962
Accounts receivable	96,814	—
Accounts payable	108,890	37,957

Pursuant to a cross-equity provision between the Company and Fujitsu, the Company has purchased 0.5 million shares of Fujitsu Limited common stock as of December 29, 2002. Under the same provision, Fujitsu Limited purchased nine million shares of the Company’s common stock as of December 29, 2002.

FASL is continuing the facilitization of its second and third Flash memory device wafer fabrication facilities, FASL JV2 and FASL JV3, in Aizu-Wakamatsu, Japan. Capital expenditures for FASL JV2 and FASL JV3 construction and facilitization to date have been funded by cash generated primarily from FASL operations and borrowings by FASL. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On December 29, 2002, the exchange rate was 119.970 yen to one U.S. dollar. The Company used this rate to translate the amounts denominated in yen into U.S. dollars.

FASL capital expenditures in 2003 are expected to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL JV2 or FASL JV3, the Company will be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL, up to 25 billion yen ($208 million). As of December 29, 2002, the Company had $121 million in loan guarantees outstanding with respect to these third-party loans. As of December 29, 2002, the Company had not recorded any liability in our consolidated financial statements associated with these guarantees.

The following is condensed financial data of FASL:

	2002	2001	2000

	(Thousands)
Net sales	$854,199	$978,059	$733,574
Gross profit	66,798	165,115	53,174
Operating income	63,099	160,298	49,645
Net income	5,051	34,924	28,179

	December 29, 2002	December 30, 2001

	(Thousands)
Current assets	$287,050	$146,549
Non-current assets	1,056,107	1,056,061
Current liabilities	549,015	463,555
Non-current liabilities	—	1,058

The Company’s share of the above FASL net income differs from the equity in net income of joint venture reported on the consolidated statements of operations. The difference is due to adjustments resulting from the intercompany profit eliminations and differences in U.S. and Japanese tax treatment, which are reflected on the Company’s consolidated statements of operations. The Company has never received cash dividends from its investment in FASL. As of December 29, 2002, FASL had $143 million of retained earnings that has not been distributed to the Company.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility) to produce flash memory devices for sale to FASL, the Company agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Fujitsu Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. To date, the Company has not received notice from Fujitsu that FMI has defaulted on any payments due under the Credit Facility. Fujitsu has requested that the Company pay the entire $125 million under the Fujitsu Guarantee. The Company continues to disagree with Fujitsu as to the amount, if any, of its obligations under the Fujitsu Guarantee. The Company cannot predict the outcome of this matter. Accordingly, the Company has not recorded any liability in its consolidated financial statements associated with the Fujitsu Guarantee.

NOTE 14:    Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company finalized a restructuring plan (the 2002 Plan) to align its cost structure to current industry conditions resulting from weak customer demand and industry wide excess inventory. The 2002 Plan will result in the reduction of approximately 2,000 positions or 15% of the Company’s employees, affecting all levels of its workforce in almost every organization. As a result of the Company’s agreement with IBM to develop future generations of the Company’s logic process technology, the Company is ramping down its silicon processing associated with logic research and development in its Submicron Development Center in Sunnyvale, California (SDC) and will eliminate most of those related resources, including the sale or abandonment of certain equipment used in the Company’s SDC.

The 2002 Plan will also result in the consolidation of facilities, primarily at the Company’s Sunnyvale, California site and at sales offices worldwide. The Company is vacating, and attempting to sublease, certain facilities currently occupied under long-term operating leases. The Company has also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Plan, the Company recorded restructuring costs and other special charges of $330.6 million, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license associated with discontinued logic process development activities that has no future use, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of

$138.9 million primarily to vacate and consolidate the Company’s facilities and $55.5 million resulting from the abandonment of partially completed ERP and other information technology implementation activities.

The Company began activities pursuant to the 2002 Plan during the fourth quarter of 2002, and expects to substantially complete the activities associated with the 2002 Plan by the end of June 2003. As of December 29, 2002, 929 employees were terminated pursuant to the 2002 Plan resulting in cash payments of $14 million in severance and employee benefit costs.

The following table summarizes activities under the 2002 Plan through December 29, 2002:

	Severance and employee benefits	Asset impairment	Exit costs	Other restructuring charges	Total

	(Thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	$54,420	$—	$138,105	$4,315	$196,840

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Plan) due to the continued slowdown in the semiconductor industry, and a resulting decline in revenues. In connection with the plan, the Company closed Fabs 14 and 15 in Austin, Texas. These facilities supported certain of the Company’s older products and its Foundry Service operations, which have been discontinued as part of the plan. The Company also reorganized related manufacturing facilities and reduced activities primarily in Penang, Malaysia along with associated administrative support.

Pursuant to the 2001 Plan, the Company recorded restructuring costs and other special charges of $89.3 million, consisting of $34.1 million of anticipated severance and fringe benefit costs, $13.0 million and $3.2 million of anticipated exit costs to close facilities in Austin and Asia, mostly in Penang, and $28.7 million and $10.3 million of non-cash asset impairment charges in Austin and Asia, primarily Penang. The asset impairment charges related primarily to buildings and production equipment and have been incurred as a result of the Company’s decision to implement the plan. The Company substantially completed execution of its restructuring plan by the end of 2002. As of December 29, 2002, 2,209 employees had been terminated pursuant to the 2001 Plan resulting in cash payments of approximately $35.8 million for severance and employee benefit costs, of which $1.7 million was included in current year results of operations. 720 of these positions were associated with closing Fabs 14 and 15. The balance of the reductions resulted from reorganizing activities, primarily in Penang, Malaysia, along with associated administrative support. In addition, the planned facilities closures had been completed as of December 29, 2002 and related decommissioning costs will be incurred over the next six months.

The following table summarizes activity under the 2001 Plan through December 29, 2002:

	Severance and employee benefits	Facility and equipment impairment	Facility and equipment decommission costs	Other facilities exit costs	Total

	(Thousands)
2001 provision	$34,105	$39,000	$15,500	$700	$89,305
Cash charges	(7,483)	—	—	(54)	(7,537)
Non-cash charges	—	(39,000)	—	—	(39,000)

Accrual at December 30, 2001	$26,622	$—	$15,500	$646	$42,768
Cash Charges	(26,622)	—	(445)	—	(27,067)

Accrual at December 29, 2002	$—	$—	$15,055	$646	$15,701

NOTE 15:    Business Acquisition

On February 19, 2002, the Company completed the acquisition of Alchemy Semiconductor, Inc. (Alchemy), a privately held company, for approximately $30 million in cash consideration to Alchemy stockholders. Alchemy designed, developed and marketed low-power, high-performance microprocessors for personal connectivity devices such as personal digital assistants (PDAs), web tablets and portable and wired Internet access devices and gateways.

The Company accounted for the acquisition using the purchase method and the assets and operations acquired were combined with the Company’s Core Products segment. Approximately $2.9 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $2.9 million was expensed upon the acquisition of Alchemy. In addition, the Company recorded $18.7 million of goodwill, which is not being amortized, based on the residual difference between the amount paid and the fair values assigned to identified tangible and intangible assets using an independent valuation.

Alchemy’s historical and 2002 results of operations before it was acquired by the Company were not significant.

Following the provisions of SFAS 142, “Goodwill and Intangible Assets,” the Company performed an impairment analysis of goodwill recorded as a result of the Alchemy acquisition and determined that there was no impairment of goodwill as of December 29, 2002.

NOTE 16:    Share Repurchase Program

On January 29, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $300 million worth of the Company’s common stock over a period of time to be determined by management. Any such repurchases will be made, from time to time, in the open market or in privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate the Company to acquire any particular amount of its common stock, and the program may be suspended at any time at the Company’s discretion. The Company did not purchase any shares under this program during fiscal 2002. As of December 29, 2002, 6,310,580 shares had been repurchased at an aggregate price of approximately $77 million under the program.

NOTE 17:    Contingencies

I.  Environmental Matters

Superfund Clean-Up Orders.    The Company is named as a responsible party on Superfund clean-up orders for three sites. Since 1981, the Company has discovered, investigated and conducted remediation of three sites where hazardous material releases from former underground tanks at facilities in Santa Clara County, California, adversely affected the groundwater. The chemicals released into the groundwater were commonly used in the semiconductor industry in the wafer fabrication process prior to 1979. At least one of the released chemicals (which the Company no longer uses) has been identified as a probable carcinogen.

In 1991, the Company received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. One of the orders named AMD as well as TRW Microwave, Inc. and Philips Semiconductors Corporation. In January 1999, the Company entered into a settlement agreement with Philips whereby Philips assumed costs allocated to the Company under this order, although the Company is responsible for these costs in the event that Philips does not fulfill its obligations under the settlement agreement. Another of the orders named AMD as well as National Semiconductor Corporation. In December 2001, AMD entered into a settlement agreement with National pursuant to which National will take the lead for a period of time on certain ground water remediation required under that order. AMD remains a responsible party for all purposes under the order and retains specific responsibilities.

The three sites are on the National Priorities List (Superfund). If the Company fails to satisfy state or federal compliance requirements, or inadequately performs the compliance measures, the government can (1) bring an action to enforce compliance or (2) undertake the desired response actions itself and later bring an action to recover its costs and penalties, which may be up to three times the costs of clean-up activities, if appropriate.

To address anticipated future remediation costs under the orders, the Company has computed and accrued an estimated environmental liability of approximately $3 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. Environmental charges to earnings have not been material in the past three years and the Company believes that the potential future liability, if any, in excess of amounts already accrued will not have a material adverse effect on the Company’s financial condition or results of operations.

Potentially Responsible Party Designation.    In 1998, the U.S. Environmental Protection Agency (EPA) identified the Company as one of hundreds of Superfund “potentially responsible parties” (PRPs) as a result of the disposal of waste at a regulated landfill in Santa Barbara County, California that was later abandoned by its owners and designated as a Superfund site by the EPA. The Company has reached a settlement agreement with the EPA, and the public notification, judicial review and issuance of a consent decree is pending. The Company believes that the settlement will not have a material adverse effect on the Company’s financial condition or results of operations.

II.  Other Matters

The Company is a defendant or plaintiff in various other actions, which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Report of Ernst & Young LLP,

Independent Auditors

The Board of Directors and Stockholders

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. as of December 29, 2002 and December 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 10, 2003

2002 and 2001 by Quarter

(Unaudited)

(Thousands except per share and market price amounts)

	2002				2001

	Dec. 29	Sept. 29	June 30	Mar. 31	Dec. 30	Sept. 30	July 1	Apr. 1

Net Sales	$686,430	$508,227	$600,299	$902,073	$951,873	$765,870	$985,264	$1,188,747
Expenses:
Cost of sales	506,613	453,884	558,290	586,874	644,662	594,056	636,199	714,830
Research and development	244,848	220,959	178,425	171,882	160,871	161,185	171,114	157,760
Marketing, general and administrative	194,389	158,568	160,248	156,860	163,683	150,918	156,291	149,138
Restructuring and other special charges	330,575	—	—	—	—	89,305	—	—

	1,276,425	833,411	896,963	915,616	969,216	995,464	963,604	1,021,728

Operating income (loss)	(589,995)	(325,184)	(296,664)	(13,543)	(17,343)	(229,594)	21,660	167,019
Interest and other income, net	992	12,941	8,661	9,538	5,784	(11,220)	12,308	18,823
Interest expense	(22,296)	(21,166)	(15,729)	(12,158)	(9,570)	(9,946)	(20,199)	(21,645)

Income (loss) before income taxes, equity in net income of joint venture	(611,299)	(333,409)	(303,732)	(16,163)	(21,129)	(250,760)	13,769	164,197
Provision (benefit) for income taxes	243,470	(73,350)	(121,493)	(4,041)	(5,705)	(65,018)	3,717	52,543

Income (loss) before equity in net income of joint venture	(854,769)	(260,059)	(182,239)	(12,122)	(15,424)	(185,742)	10,052	111,654
Equity in net income (loss) of joint venture	29	5,888	(2,699)	2,959	(417)	(1,187)	7,300	13,183

Net income (loss)	$(854,740)	$(254,171)	$(184,938)	$(9,163)	$(15,841)	$(186,929)	$17,352	$124,837

Net income (loss) per share:
Basic	$(2.49)	$(0.74)	$(0.54)	$(0.03)	$(0.05)	$(0.54)	$0.05	$0.40

Diluted	$(2.49)	$(0.74)	$(0.54)	$(0.03)	$(0.05)	$(0.54)	$0.05	$0.37

Shares used in per share calculation:
Basic	343,949	342,780	341,782	340,806	340,119	345,044	330,120	314,347
Diluted	343,949	342,780	341,782	340,806	340,119	345,044	340,533	351,785

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions, “Item 1—Election of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “Committees and Meetings of the Board of Directors,” “Executive Compensation,” “Employment Agreements” and “Change in Control Arrangements” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

The information under the caption, “Certain Relationships and Related Transactions” in our 2003 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2003 Proxy Statement, our 2003 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Compensation Committee Report on Executive Compensation,” “Board Audit Committee Report” and “Performance Graph” in our 2003 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Since the date we completed our evaluation to the date of this report, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.    Financial Statements

The financial statements are set forth in Item 8 of this report on Form 10-K.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

2.    Exhibits

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

2.3	(a)

First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.3	(b)

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

3.2		By-Laws, as amended, filed as Exhibit 3.2 to AMD’s Amendment No. 4 to Form S-3 Registration Statement (No. 333-84028), are hereby incorporated by reference.

3.3

Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000, filed as Exhibit 3.3 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

4.1

AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.2

Indenture, dated as of January 29, 2002, between AMD and The Bank of New York, filed as Exhibit 4.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.3	Form of AMD 4.75% Convertible Senior Debentures Due 2022, filed as Exhibit 4.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.4

Registration Rights Agreement, dated as of January 29, 2002, by and among AMD, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., filed as Exhibit 4.16 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.5	Form of AMD 4.50% Convertible Senior Notes Due 2007, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K dated November 26, 2002, is hereby incorporated by reference.

*10.2	AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.3	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.4	AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.4 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.5	AMD 1986 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.6	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.7	Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to AMD’s Registration Statement on Form S-8 (No. 33-26266), is hereby incorporated by reference.

*10.8	AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.9	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

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

*10.12	AMD 2000 Stock Incentive Plan, filed as Exhibit 10.13 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

*10.13

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.14		Vice President Incentive Plan, filed as Exhibit 10.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.15		AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

*10.16		Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.17		Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.18		Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.20

Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

*10.21		Form of Management Continuity Agreement.

**10.22

Joint Venture Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(a) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(a-1)

Technology Cross-License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(b) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(a-2)

Third Amendment to Technology Cross License Agreement, effective April 2, 2001, between AMD and Fujitsu Limited, filed as Exhibit 10.23(b-1) to AMD’S Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.22	(b)

AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(c) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(c)

Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(d) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(d)

First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as Exhibit 10.23(e) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.22	(e)

Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23 (f) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.22	(f-1)

Joint Venture License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(e) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(f-2)

Amendment to Joint Venture License Agreement, effective April 1, 1999, between AMD and Fujitsu Limited, filed as Exhibit 10.23(g-1) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

**10.22	(g)

Joint Development Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(f) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(h)	Fujitsu Joint Development Agreement Amendment, filed as Exhibit 10.23(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

**10.22	(i)

Guaranty, effective as of October 1, 2000, by AMD in favor of and for the benefit of Fujitsu Limited, filed as Exhibit 10.23(j) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.23

AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.23	(a)

AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

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

*10.27	(a)

First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.27	(b)

Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.28		Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.29		Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.30		Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

*10.31		1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD’s Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

**10.32		AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

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

**10.41	(a)

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

10.42	(a)

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

**10.43	(a-1)

Supplemental Agreement to the Syndicated Loan Agreement dated February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD’s Annual Report on Form 10-K/A (No. 1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43	(a-2)

Supplemental Agreement No. 2 to the Syndicated Loan Agreement as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

**10.43	(a-3)

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

Amendment Agreement No. 4 to the Syndicated Loan Agreement, dated as of June 3, 2002, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.43(a-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(a-5)

Amendment Agreement No. 5 to Syndicated Loan Agreement, dated as of December 20, 2002, among AMD Saxony Limited Liability Company and Co. KG, Dresdner Bank Luxembourg, S.A., Dresdner Bank AG, and the banks party thereto.

**10.43	(b)

Determination Regarding the Request for a Guarantee by AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43	(c)

AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43	(d)

Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(e)

AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(f-1)

Sponsors’ Support Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(f-2)

First Amendment to Sponsors’ Support Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43	(f-3)

Second Amendment to Sponsors’ Support Agreement, dated as of June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

**10.43	(f-4)

Third Amendment to Sponsors’ Support Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A, filed as Exhibit 10.50(f-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43	(f-5)

Accession Agreement and Fourth Amendment to Sponsor’s Support Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.43(f-5) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(f-6)	Fifth Amendment to Sponsors’ Support Agreement, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH and Dresdner Bank Luxembourg S.A.

10.43	(g-1)

Sponsors’ Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

10.43	(g-2)

First Amendment to Sponsors’ Loan Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43	(g-3)

Second Amendment to Sponsors’ Loan Agreement, dated as of June 25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.43	(g-4)

Third Amendment to Sponsors’ Loan Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(g-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(h)

Sponsors’ Subordination Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(h) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(h-1)

First Amendment to Sponsors’ Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(h-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(h-2)

Accession Agreement and Second Amendment to Sponsors’ Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank AG., filed as Exhibit 10.43(h-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(i)

Sponsors’ Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(i-1)	Second Amendment to Sponsors’ Guaranty, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A., and Dresdner Bank AG.

**10.43	(j-1)

AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43	(j-2)

First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43	(k)

AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43	(l-1)

AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

10.43	(l-2)

First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

**10.43	(l-3)

Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43	(l-4)

Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holdings GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

**10.43	(m)

AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(n)

License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(o)

AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43	(o-1)

First Amendment to AMD Inc. Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43	(o-2)

Accession Agreement and Second Amendment to AMD, Inc. Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

**10.43	(p-1)

ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43	(p-2)

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

10.44	(a-1)

First Amendment to Loan and Security Agreement, dated as of July 30, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent, filed as Exhibit 10.51(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

10.44	(a-2)

Second Amendment to Loan and Security Agreement, dated as of February 12, 2001, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.51(a-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.44	(a-3)

Third Amendment to Loan and Security Agreement, dated as of May 20, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-3) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

10.44	(a-4)

Fourth Amendment to Loan and Security Agreement, dated as of September 3, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-4) to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

10.44	(a-5)

Fifth Amendment to Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-5) to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

*10.46

Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.47

Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz, filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

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

**10.52

Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation, filed as Exhibit 10.52 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002.

**10.53

Term Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd., and General Electric Capital Corporation, as agent, filed as Exhibit 10.53 to AMD’s Quarter report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

***10.54		“S” Process Development Agreement, dated as of December 28, 2002, between AMD and IBM.

21		List of AMD subsidiaries.

23		Consent of Independent Auditors, refer to page F-6 and F-7 herein.

24		Power of Attorney.

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Confidential treatment has been granted as to certain portions of these Exhibits.
***	Confidential treatment has been requested as to certain portions of these Exhibits.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

(b)  Reports on Form 8-K

1.	A Current Report on Form 8-K dated October 16, 2002 reporting under Item 5—Other Events was filed announcing our third quarter financial results.

2.	A Current Report on Form 8-K dated November 18, 2002 reporting under Item 5—Other Events was filed announcing our intention to record restructuring and other special charges in the fourth quarter.

3.	A Current Report on Form 8-K dated November 25, 2002 reporting under Item 5—Other Events was filed announcing the completion of the underwritten offering of our 4.50% Convertible Senior Notes due 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2003	ADVANCED MICRO DEVICES, INC.

	By:	/S/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* W. J. Sanders III	Chairman of the Board	March 14, 2003

* Hector de J. Ruiz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2003

/S/ ROBERT J. RIVET Robert J. Rivet	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2003

* Friedrich Baur	Director	March 14, 2003

* Charles M. Blalack	Director	March 14, 2003

* R. Gene Brown	Director	March 14, 2003

* Robert B. Palmer	Director	March 14, 2003

* Joe L. Roby	Director	March 14, 2003

* Leonard Silverman	Director	March 14, 2003

*By:	/S/ ROBERT J. RIVET
(Robert J. Rivet, Attorney-in-Fact)

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hector de J. Ruiz, certify that:

1.    I have reviewed this annual report on Form 10-K of Advanced Micro Devices, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ HECTOR DE J. RUIZ
Hector de J. Ruiz President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Rivet, certify that:

1.    I have reviewed this annual report on Form 10-K of Advanced Micro Devices, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2003

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)    the Annual Report on Form 10-K of the Company for the annual period ended December 29, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities and Exchange Act of 1934, as amended; and

(ii)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ HECTOR DE J. RUIZ
Hector de J. Ruiz President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2003

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)    the Annual Report on Form 10-K of the Company for the annual period ended December 29, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities and Exchange Act of 1934, as amended; and

(ii)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2003

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of Advanced Micro Devices, Inc. of our report dated January 10, 2003 with respect to the consolidated financial statements and schedule of Advanced Micro Devices, Inc., included in this Annual Report (Form 10-K) for the year ended December 29, 2002:

•	Registration Statements on Forms S-8 (Nos. 33-10319, 33-26266, 33-36596 and 33-46578) pertaining to the Advanced Micro Devices, Inc. 1982 and 1986 Stock Option Plans and the 1980 and 1986 Stock Appreciation Rights Plans;

•	Registration Statements on Forms S-8 (Nos. 33-46577 and 33-55107) pertaining to the Advanced Micro Devices, Inc. 1992 Stock Incentive Plan;

•	Registration Statement on Form S-8 (No. 333-00969) pertaining to the Advanced Micro Devices, Inc. 1991 Employee Stock Purchase Plan and to the 1995 Stock Plan of NexGen, Inc;

•	Registration Statements on Forms S-8 (Nos. 333-04797 and 333-57525) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan;

•	Registration Statement on Form S-8 (No. 333-60550) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan and the Advanced Micro Devices, Inc. 2000 Employee Stock Purchase Plan;

•	Registration Statement on Form S-8 (No. 333-68005) pertaining to the Advanced Micro Devices, Inc. 1998 Stock Incentive Plan;

•	Registration Statement on Form S-8 (No. 333-40030) pertaining to the Advanced Micro Devices, Inc. 1996 Stock Incentive Plan and the Advanced Micro Devices, Inc. 2000 Employee Stock Purchase Plan;

•	Registration Statements on Form S-8 (No. 333-55052 and 333-74896) pertaining to the Advanced Micro Devices, Inc. 2000 Stock Incentive Plan;

•	Registration Statement on Form S-3 (No. 333-47243), as amended, pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.;

•	Registration Statement on Form S-3 (No. 333-45346) pertaining to debt securities, preferred stock, common stock, equity warrants and debt warrants issued or issuable by Advanced Micro Devices, Inc.;

•	Post–Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 33-95888-99) pertaining to the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan;

•	Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (No. 33-64911) pertaining to the 1995 Employee Stock Purchase Plan of NexGen, Inc., the 1995 Stock Plan of NexGen, Inc. and the NexGen, Inc. 1987 Employee Stock Plan;

•	Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Amendment No. 2 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Amendment No. 4 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 4 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 5 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures;

•	Post-Effective Amendment No. 6 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures; and

•	Post-Effective Amendment No. 7 to the Registration Statement on Form S-3 (No. 333-84028) pertaining to the 4.75% convertible debentures.

/s/    ERNST & YOUNG LLP

San Jose, California

March 12, 2003

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 31, 2000, December 30, 2001 and December 29, 2002

(in thousands)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period

Allowance for doubtful accounts:
Years ended:
December 31, 2000	$15,378	$8,154	$(820)	$22,712
December 30, 2001	22,712	9,791	(13,233)	19,270
December 29, 2002	19,270	1,456	(1,820)	18,906

(1)	Accounts (written off) recovered, net.