Form 10-Q
period 2003-03-30
ADVANCED MICRO DEVICES INC
filed 2003-05-13
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value outstanding as of May 5, 2003: 345,808,136

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended
	March 30, 2003	March 31, 2002
Net sales	$714,555	$902,073

Expenses:
Cost of sales	496,592	586,874
Research and development	203,062	171,882
Marketing, general and administrative	138,228	156,860
Restructuring and other special charges, net	2,146	—

	840,028	915,616

Operating loss	(125,473)	(13,543)
Interest and other income, net	6,740	9,538
Interest expense	25,805	12,158

Loss before income taxes and equity in net income of joint venture	(144,538)	(16,163)
Provision (benefit) for income taxes	2,936	(4,041)

Loss before equity in net income of joint venture	(147,474)	(12,122)
Equity in net income of joint venture	1,118	2,959

Net loss	$(146,356)	$(9,163)

Net loss per common share:
Basic:
Net loss	$(0.42)	$(0.03)

Diluted:
Net loss	$(0.42)	$(0.03)

Shares used in per share calculation:
Basic	345,012	340,806

Diluted	345,012	340,806

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	March 30, 2003	December 29, 2002 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$429,392	$428,748
Short-term investments	370,617	608,957

Total cash, cash equivalents and short-term investments	800,009	1,037,705
Accounts receivable, net of allowance for doubtful accounts of $18,695 on March 30, 2003 and $18,906 on December 29, 2002	371,841	395,828
Inventories:
Raw materials	21,942	22,741
Work-in-process	280,706	254,957
Finished goods	137,401	154,905

Total inventories	440,049	432,603
Prepaid expenses and other current assets	183,091	153,542

Total current assets	1,794,990	2,019,678
Property, plant and equipment:
Land	34,779	34,443
Buildings and leasehold improvements	1,447,545	1,392,972
Equipment	5,362,146	5,256,502
Construction in progress	339,979	355,746

Total property, plant and equipment	7,184,449	7,039,663
Accumulated depreciation and amortization	(4,274,205)	(4,158,854)

Property, plant and equipment, net	2,910,244	2,880,809
Investment in joint venture	385,503	382,942
Other assets	308,065	335,752

Total Assets	$5,398,802	$5,619,181

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$7,350	$913
Accounts payable	386,841	352,438
Accrued compensation and benefits	149,389	131,324
Accrued liabilities	270,966	435,657
Restructuring accruals	185,031	212,541
Income taxes payable	36,821	21,246
Deferred income on shipments to distributors	76,923	57,184
Current portion of long-term debt, capital lease obligations and other	156,561	160,776

Total current liabilities	1,269,882	1,372,079

Long-term debt, capital lease obligations and other, less current portion	1,767,036	1,779,837

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 352,627,094 on March 30, 2003 and 351,442,331 on December 29, 2002; shares outstanding: 345,736,172 on March 30, 2003 and 344,528,152 on December 29, 2002	3,457	3,445
Capital in excess of par value	2,019,623	2,014,464
Treasury stock, at cost (6,890,922 shares on March 30, 2003 and 6,914,179 shares on December 29, 2002)	(92,803)	(93,217)
Retained earnings	346,312	492,668
Accumulated other comprehensive income	85,295	49,905

Total stockholders’ equity	2,361,884	2,467,265

Total liability and stockholders’ equity	$5,398,802	$5,619,181

*	Amounts as of December 29, 2002 were derived from the December 29, 2002 audited consolidated financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Quarter Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(146,356)	$(9,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	198,287	165,743
Amortization	11,467	8,364
Change in provision for doubtful accounts	(211)	1,644
Benefit for deferred income taxes	—	(7,566)
Foreign grant and subsidy income	(16,344)	(13,808)
Net (gain) loss on disposal of property, plant and equipment	(1,528)	13,826
Net gain realized on sale of available-for-sale securities	(2,204)	—
Undistributed income of joint venture	(1,118)	(2,959)
Restructuring and other special charges, net	3,705	—
Recognition of deferred gain on sale of building	(420)	(420)
Compensation recognized under employee stock plans	488	869
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	24,198	(33,969)
(Increase) decrease in inventories	(7,445)	3,834
(Increase) decrease in prepaid expenses and other current assets	(36,582)	135,852
Decrease in other assets	17,832	3,529
Increase (decrease) in income taxes payable	19,124	(121)
Refund of customer deposits under long-term purchase agreements	(26,500)	(30,000)
Net decrease in accounts payables and accrued liabilities	(133,120)	(29,481)
Increase in accrued compensation and benefits	18,065	4,359

Net cash (used in) provided by operating activities	(78,662)	210,533

Cash flows from investing activities:
Purchases of property, plant and equipment	(180,496)	(199,083)
Proceeds from sale of property, plant and equipment	2,071	—
Acquisition of Alchemy Semiconductor, net of cash acquired	—	(26,509)
Purchases of available-for-sale securities	(643,439)	(1,934,438)
Proceeds from sales and maturities of available-for-sale securities	882,284	1,390,761

Net cash provided by (used in) investing activities	60,420	(769,269)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	7,350	487,194
Payments on debt and capital lease obligations	(28,744)	(67,321)
Proceeds from foreign grants and subsidies	25,926	8,295
Proceeds from issuance of stock	5,133	8,272

Net cash provided by financing activities	9,665	436,440
Effect of exchange rate changes on cash and cash equivalents	9,221	(6,605)

Net increase (decrease) in cash and cash equivalents	644	(128,901)
Cash and cash equivalents at beginning of period	428,748	427,288

Cash and cash equivalents at end of period	$429,392	$298,387

Supplemental disclosures of cash flow information:
Cash paid (refunded) for:
Interest	$21,851	$8,158

Income taxes	$1,526	$(28,890)

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2003

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 28, 2003. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53- week fiscal year ending on the last Sunday in December. The quarters ended March 30, 2003 and March 31, 2002 each included 13 weeks.

2.	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, the Company does not have any variable interest entities and the Company does not expect the adoption of FIN 46 will have a material impact on the Company’s results of operations or financial condition.

3.	Stock-Based Incentive Compensation Plans

The Company uses the intrinsic value method to account for stock options issued to its employees under its stock option plans and amortizes deferred compensation, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effect on net earnings and net earnings per share are as follows for the three-month periods ended March 30, 2003 and March 31, 2002.

	Quarter Ended
(Thousands except per share amounts)	March 30, 2003	March 31, 2002
Net loss—as reported	$(146,356)	$(9,163)

Plus: intrinsic value compensation expense	488	869
Less: fair value compensation expenses recorded	(22,022)	(46,871)

Net loss—pro forma	$(167,890)	$(55,165)

Basic net loss per share—as reported	$(0.42)	$(0.03)
Diluted net loss per share—as reported	$(0.42)	$(0.03)
Basic net loss per share—pro forma	$(0.49)	$(0.16)
Diluted net loss per share—pro forma	$(0.49)	$(0.16)

4.	Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of March 30, 2003:

(Thousands)	Cost	Fair Market Value
Cash equivalents:
Commercial paper	$18,508	$18,526
Federal agency notes	15,726	15,824
Money market funds	44,529	44,591

Total cash equivalents	$78,763	$78,941

Short-term investments:
Bank notes	$7,882	$8,159
Federal agency notes	142,829	143,493
Corporate notes	218,254	218,965

Total short-term investments	$368,965	$370,617

Long-term investments:
Equity investments	$8,023	$7,009

Total long-term investments (included in other assets)	$8,023	$7,009

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable debt securities (short-term investments) at March 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,258	$40,350
Due after one year	328,707	330,267

Total	$368,965	$370,617

Available-for-sale securities with maturities greater than twelve months are classified as short-term when they include investments of cash that are intended to be used in current operations. The Company realized net gains from the sale of available-for-sale securities in the first quarter of 2003 of $2.2 million, which was included in interest and other income, net.

At March 30, 2003 and December 29, 2002, the Company had approximately $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers compensation and leasehold deposits that were included in other assets. The fair value of the investments approximated cost at March 30, 2003 and December 29, 2002.

Included in cash and cash equivalents is a compensating balance of $189 million under the terms of the Dresden Loan Agreements (as defined in Note 10). Also included in cash and cash equivalents is $32 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans over the next four quarters.

5.	Net Loss Per Common Share

Potential dilutive common shares include shares issuable upon the exercise of outstanding employee stock options and the conversion of outstanding convertible notes and debentures. As the Company incurred net losses for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Potential dilutive common shares of approximately 76 million and 21 million for the quarters ended March 30, 2003 and March 31, 2002 were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

6.	Investment in Joint Venture

In 1993, the Company formed a joint venture (FASL) with Fujitsu Limited for the development and manufacture of non-volatile memory devices (See Note 11). FASL operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices, which are sold to the Company and Fujitsu. The Company’s share of FASL is 49.992 percent and the investment is being accounted for under the equity method. The Company’s share of FASL net income during the first quarter of 2003 was $1.1 million, net of income taxes of approximately $0.8 million. At March 30, 2003, the cumulative adjustment related to the translation of the FASL financial statements into U.S. dollars resulted in an increase in the investment in FASL of $1.4 million.

The following tables present the significant FASL related party transactions and balances, which were included in the Company’s unaudited condensed consolidated financial statements:

	Quarter Ended
(Thousands)	March 30, 2003	March 31, 2002
Royalty income	$12,331	$7,276
Purchases	190,348	87,499
Sales to FASL	109,758	—

(Thousands)	March 30, 2003	December 29, 2002
Royalty receivable	$22,680	$11,551
Accounts receivable	199,030	96,814
Accounts payable	111,554	108,890

Pursuant to a cross-equity provision between the Company and Fujitsu, the Company has purchased 0.5 million shares of Fujitsu Limited common stock as of March 30, 2003. Under the same provision, Fujitsu Limited purchased nine million shares of the Company’s common stock.

FASL is continuing the facilitization of its second and third Flash memory device wafer fabrication facilities, FASL JV2 and FASL JV3, in Aizu-Wakamatsu, Japan. Capital expenditures for FASL JV2 and FASL JV3 construction and facilitization to date have been funded by cash generated primarily from FASL operations and borrowings by FASL. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On March 30, 2003, the exchange rate was approximately 119.535 yen to one U.S. dollar. The Company used this rate to translate the amounts denominated in yen into U.S. dollars.

FASL capital expenditures in 2003 are expected to be funded by cash generated from FASL operations and local borrowings by FASL. However, to the extent that FASL is unable to secure the necessary funds for FASL JV2 or FASL JV3, the Company will be required to contribute cash or guarantee third-party loans in proportion to its 49.992 percent interest in FASL, up to 25 billion yen ($209 million). As of March 30, 2003, the Company had $76 million in loan guarantees outstanding with respect to these third-party loans. As of March 30, 2003, the Company had not recorded any liability in its consolidated financial statements associated with these guarantees as these guarantees were entered into prior to the effective date for FIN 45.

The following is condensed unaudited financial data of FASL:

	Quarter Ended
(Thousands)	March 30, 2003	March 31, 2002
Net sales	$291,102	$169,285
Gross profit	9,917	49,195
Operating income	8,983	48,356
Net income	3,777	24,046

(Thousands)	March 30, 2003	December 29, 2002
Current assets	$231,473	$287,050
Non-current assets	1,001,823	1,056,107
Current liabilities	432,488	549,015

The Company’s share of FASL net income differs from the equity in net income of joint venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the intercompany profit eliminations and differences in U.S. and Japanese tax treatment, which are reflected on the Company’s consolidated statements of operations. The Company has never received cash dividends from its investment in FASL.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon, (the Gresham Facility) to produce Flash memory devices for sale to FASL, the Company agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility due to the downturn of the Flash memory market. To date, the Company has not received notice from Fujitsu that FMI has defaulted on any payments due under the Credit Facility. The Company continues to disagree with Fujitsu as to the amount, if any, of its obligations under the Guarantee. While the Company continues to discuss this matter with Fujitsu, it cannot predict the outcome of this matter. Accordingly, the Company has not recorded any liability in its consolidated financial statements associated with the Guarantee.

7.	Segment Reporting

AMD operated in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. The aggregation of the Company’s operating segments into the Company’s reporting segments was made pursuant to the aggregation criteria set forth in Statement of Financial Accounting Standards No. 131 (SFAS 131). The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment includes the sale of products to Legerity and Vantis, the Company’s former voice communications products and programmable logic products subsidiaries. The Company terminated its foundry service arrangements with Legerity in the third quarter of 2002 and will terminate its foundry service arrangements with Vantis in the third quarter of 2003. The Company evaluates performance and allocates resources based on these segments’ operating income (loss).

The following table is a summary of sales and operating income (loss) by segment with reconciliation to net loss for the quarters ended March 30, 2003 and March 31, 2002:

	Quarter Ended
(Thousands)	March 30, 2003	March 31, 2002
Segment net sales:
Core Products segment	$714,555	$890,120
Foundry Services segment	—	11,953

Total segment net sales	$714,555	$902,073

Segment operating loss:
Core Products segment	$(125,473)	$(12,540)
Foundry Services segment	—	(1,003)

Total segment operating loss	(125,473)	(13,543)

Interest income and other, net	6,740	9,538
Interest expense	(25,805)	(12,158)
(Provision) benefit for income taxes	(2,936)	4,041
Equity in net income of joint venture	1,118	2,959

Net loss	$(146,356)	$(9,163)

8.	Comprehensive Income (Loss)

The following are the components of comprehensive loss:

	Quarter Ended
(Thousands)	March 30, 2003	March 31, 2002
Net loss	$(146,356)	$(9,163)
Net change in cumulative translation adjustments	40,573	(37,389)
Net change in unrealized gains on cash flow hedges	(3,484)	(6,872)
Net change in unrealized gains on available-for-sale securities	(1,699)	(1,169)

Other comprehensive income (loss)	35,390	(45,430)

Comprehensive loss	$(110,966)	$(54,593)

The components of accumulated other comprehensive income are as follows:

(Thousands)	March 30, 2003	December 29, 2002
Net unrealized gains on available-for-sale securities, net of taxes of $263 in 2003 and $1,250 in 2002	$453	$2,152
Net unrealized gains on cash flow hedges, net of taxes of $14,839 in 2003 and $17,511 in 2002	25,595	29,079
Cumulative translation adjustments	59,247	18,674

	$85,295	$49,905

9.	Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company finalized a restructuring plan (the 2002 Plan) to align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Plan will result in the reduction of approximately 2,000 positions or 15 percent of the Company’s employees, affecting all levels of its workforce in almost every organization. As part of this plan, and as a result of the Company’s agreement with IBM to develop future generations of the Company’s logic process technology, the Company is ramping down its silicon processing associated with logic research and development in its Submicron Development Center (SDC) in Sunnyvale, California and will eliminate most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

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

Pursuant to the 2002 Plan, the Company recorded in the fourth quarter of 2002 restructuring costs and other special charges of $330.6 million, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license, associated with discontinued logic development activities, that has no future use, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million primarily to vacate and consolidate the Company’s facilities and $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

The Company began activities pursuant to the 2002 Plan during the fourth quarter of 2002 and expects to substantially complete the activities associated with the 2002 Plan by the end of September 2003. As of March 30, 2003, 1,333 employees were terminated pursuant to the 2002 Plan resulting in cash payments of $32 million for severance and employee benefit costs.

During the first quarter of 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that has been identified as no longer useful in the Company’s operations. As a result, the Company recorded approximately $11 million of asset impairment charges including $3.3 million of charges for decommission costs necessary to complete the equipment’s sale.

The following table summarizes activities under the 2002 Plan through March 30, 2003:

(Thousands)	Severance and Employee Benefits	Asset Impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	$36,600	$—	$140,668	$92	$177,360

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. The Company has substantially completed its execution of the 2001 Plan, with the exception of the facilities and equipment decommission activities, which are expected to be completed by the end of 2003. During the first quarter of 2003, the Company reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, the Company also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges, net.

The following table summarizes activities under the 2001 Plan during the first quarter ended March 30, 2003:

(Thousands)	Severance and Employee Benefits	Facility and Equipment Impairment	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$—	$—	$15,055	$646	$15,701
Q1 2003 cash charges	—	—	(630)	—	(630)
Q1 2003 non-cash adjustment	—	—	(7,400)	—	(7,400)

Accruals at March 30, 2003	$—	$—	$7,025	$646	$7,671

10.	Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The following table summarizes guarantees that the Company has issued as of March 30, 2003:

(In Thousands)	Maximum Amounts Guaranteed	2003	2004	2005	2006	2007	2008 and Beyond
Dresden intercompany guarantee	$296,446	$—	$—	$—	$296,446	$—	$—
BAC payment guarantee	26,999	26,999	—	—	—	—	—
AMTC payment guarantee	34,558	—	—	—	—	34,558	—
AMTC rental guarantee	129,715	—	—	—	—	—	129,715
FASL guarantee (Note 6)	209,000	—	—	—	—	—	209,000
Fujitsu guarantee (Note 6)	125,000	125,000	—	—	—	—	—

Total guarantee	$821,718	$151,999	$—	$—	$296,446	$34,558	$338,715

Dresden Term Loan Agreements and Dresden Guarantee

AMD Saxony Limited Liability Company & Co. KG, (AMD Saxony, formerly known as AMD Saxony Manufacturing GmbH), an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. The Dresden Loan Agreements were amended in February 1998, June 1999, February 2001, June 2002 and December 2002.

Because most of the amounts under the Dresden Loan Agreements were denominated in deutsche marks (converted to euros), the dollar amounts discussed below are subject to change based on applicable conversion rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used the exchange rate of 0.93 euro to one U.S. dollar as of March 30, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. The funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that the Company partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of March 30, 2003, the Company had provided $160 million of subordinated loans, $294 million of revolving loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in the Company’s consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $828 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $593 million of such loans outstanding as of March 30, 2003, which is included in the Company’s consolidated balance sheets.

The Dresden Loan Agreements, as amended, also require that the Company:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $120 million or more than $324 million, until the bank loans are repaid in full. As of March 30, 2003, the maximum exposure and the amount outstanding under the guarantee was $296 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in the Company’s consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if the Company, AMD Saxony, AMD Saxony Holding GmbH (AMD Holding), AMD Saxony Admin GmbH or AMD Saxony LLC fail to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	material variances from the approved plan and specifications;

•	the Company’s failure to fund equity contributions or loans or otherwise comply with the Company’s obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the occurrence of a default under the Company’s July 1999 Loan and Security Agreement or the September 2002 Term Loan and Security Agreement; and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to the Company of more than $2.5 million and that is not cured by the Company, would result in a cross-default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement. As of March 30, 2003, the Company was in compliance with all conditions of the Dresden Loan Agreements.

In the event the Company is unable to meet its obligations to AMD Saxony as required under the Dresden Loan Agreements, the Company will be in default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement, which would permit acceleration of certain indebtedness, which could have a material adverse effect on the Company. The occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. In June 2002, BAC entered into an $81 million bridge loan (Bridge Loan) with a consortium of banks led by Dresdner Bank for the purpose of constructing the facility. The Company guaranteed the payment obligations of BAC under the Bridge Loan, in an amount not to exceed $27 million plus interest and expenses. In December 2002, BAC and AMTC executed a facility agreement, consisting of a $130 million revolving credit facility (Revolving Loan) and an $81 million term loan facility (Term Loan), with a consortium of banks led by Dresdner Bank. The Term Loan will supercede and replace the Bridge Loan. The Company guaranteed the payment obligations of AMTC, in an amount not to exceed $35 million plus interest and expenses, under the Revolving Loan. In addition, the Company guaranteed the payment obligations of BAC, in an amount not to exceed $27 million plus interest and expenses, under the Term Loan.

In December 2002, AMTC and BAC entered into a rental agreement with respect to the photomask facility. The Company guaranteed approximately 23 percent of the payment obligations of AMTC under the rental agreement, which the Company believes will be equal to approximately $17 million, initially, and will diminish over time through 2011 as the Term Loan is repaid. The Company’s rental guarantee will replace its guarantee of the Term Loan. In addition, in the event the other tenant of the photomask facility defaults under its rental agreement, and AMTC assumed the defaulting tenant’s lease and related lease obligations, the Company would be required to guarantee 23 percent of these additional rental payment obligations. Further, in the event one of the three joint venture partners is unable to meet its guarantee obligations with respect to AMTC’s additional rental payment obligations, the remaining joint venture partners agreed to assume, on a pro rata basis, the defaulting partner’s guarantee obligations with respect to AMTC’s additional rental payment only. Assuming the other tenant of the photomask facility defaults under the rental agreement and AMTC exercises its option to assume the defaulting tenant’s obligations under its rental agreement, and assuming a default under the rental guarantee by both Infineon and DuPont, the maximum potential amount of the Company’s guarantee obligations for these rental payments would be approximately $130 million.

As of March 30, 2003, no amounts were drawn under the Revolving Loan or the Term Loan and the Company has not recorded any liability in its consolidated financial statements associated with these guarantees.

Warranties

At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranties, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on historical experience. Remaining warranty accruals are evaluated periodically and are adjusted for changes in experience.

The Company generally offers to end users a three-year limited warranty for certain of its boxed microprocessor products, and a one-year limited warranty to direct purchasers only for all other products.

Changes in the Company’s potential liability for product warranty during the quarters ended March 30, 2003 and March 31, 2002 are as follows (in thousands):

	March 30, 2003	March 31, 2002
Balance, beginning of period	$19,369	$16,730
New warranties issued during the period	9,132	9,708
Settlements during the period	(8,685)	(15,975)
Changes in liability for pre-existing warranties during the period, including expirations	1,061	10,172

Balance, end of period	$20,877	$20,635

11.	Subsequent Event

On March 31, 2003, the Company and Fujitsu Limited announced the execution of a Memorandum of Understanding to establish a new Flash memory semiconductor joint venture company. The new company, to be called FASL LLC, would be 60 percent owned by the Company and 40 percent owned by Fujitsu Limited and would integrate the Company’s and Fujitsu’s Flash memory assets and operations, including FASL. The new company is expected to begin operations in the third quarter of 2003. Because the Company will hold majority interest in FASL LLC and will control its operations, the Company expects to consolidate the operations and financial position of FASL LLC in its consolidated financial statements upon commencement of operations of FASL LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstance reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to transition new product introductions effectively; our ability to produce microprocessors in the volume required by customers on a timely basis; our ability to maintain average selling prices of microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability to introduce in a timely manner and achieve market acceptance for our eighth-generation microprocessors and produce them in the volumes required by the market at acceptable yields; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; a recovery in the economy leading to increased demand for our products; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transitions in our submicron integrated circuit manufacturing facilities located in Dresden, Germany (Fab 30) and Austin, Texas (Fab 25); the financing and further construction of the Fujitsu AMD Semiconductor Limited (FASL) manufacturing facilities; and our ability to successfully implement the newly proposed joint venture with Fujitsu, Ltd. and sustain any benefit from such joint venture. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth below beginning on page 27 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in this report and our Audited Consolidated Financial Statements and related notes as of December 29, 2002 and December 30, 2001 and for each of the three years in the period ended December 29, 2002 as filed in our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

We operated in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our AMD Athlon™ and AMD Duron™ microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory (EPROM) devices. Other IC products include platform products, which primarily consist of chipsets, embedded processors, networking products and personal connectivity solutions products. Our Foundry Services segment consisted of fees from Legerity, Inc. and Vantis Corporation, our former voice communications products and programmable logic products subsidiaries. We terminated our foundry services arrangement with Legerity in the third quarter of 2002 and will terminate the foundry service arrangement with Vantis in the third quarter of 2003.

We use a 52- to 53- week fiscal year ending on the last Sunday in December. The quarters ended March 30, 2003 and March 31, 2002 each consisted of 13 weeks.

The following is a summary of our net sales by segment for the periods presented below:

Net Sales Comparison of Quarters Ended March 30, 2003 and December 29, 2002

	Quarter Ended
(Millions)	March 30, 2003	December 29, 2002	March 31, 2002
Core Products segment:
PC Processors	$468	$420	$684
Memory Products	218	217	160
Other IC Products	29	47	46

	715	684	890
Foundry Services segment	—	2	12

	$715	$686	$902

Net sales of $715 million for the first quarter of 2003 increased four percent compared to net sales of $686 million for the fourth quarter of 2002.

PC Processors net sales of $468 million increased 11 percent in the first quarter of 2003 compared to the fourth quarter of 2002. The increase in net sales was primarily due to an increase in unit sales of our AMD Athlon microprocessors as a result of record mobile processor shipments and our increased penetration into emerging markets, such as China, partially offset by a slight decline in average selling prices. In the second quarter of 2003, we expect PC processors sales to be flat to up, based on an improved product mix and the anticipated benefits of better-balanced PC supply chain inventory.

Memory products net sales of $218 million increased slightly in the first quarter of 2003 compared to the fourth quarter of 2002. The increase in net sales was due to an increase in unit shipments as a result of continued penetration of the high-end, feature rich mobile phone market, partially offset by a decline in average selling prices. In the second quarter of 2003, we expect Flash memory devices sales to be higher than the first quarter of 2003.

Other IC products net sales of $29 million decreased 38 percent in the first quarter of 2003 compared to the fourth quarter of 2002 primarily due to a decline in net sales of embedded processors.

We received no Foundry Services segment service fees in the first quarter of 2003 compared to $2 million in the fourth quarter of 2002 due to the termination of our foundry services arrangement with Legerity in the third quarter of 2002 and the expected termination of our foundry service arrangement with Vantis in the third quarter of 2003.

Net Sales Comparison of Quarters Ended March 30, 2003 and March 31, 2002

Net sales of $715 million for the first quarter of 2003 decreased by 21 percent compared to net sales of $902 million for the first quarter of 2002.

PC Processors net sales of $468 million decreased 32 percent in the first quarter of 2003 compared to the same quarter of 2002 due to decreases in both unit shipments and average selling prices of our microprocessors.

Memory products net sales of $218 million increased by 36 percent in the first quarter of 2003 compared to the same quarter of 2002 due to increases in both unit shipments and average selling prices.

Other IC products net sales of $29 million in the first quarter of 2003 decreased by 37 percent when compared to the same quarter of 2002 primarily due to decreased net sales from networking and embedded processors products.

We received no service fees from the Foundry Services segment in the first quarter of 2003 compared to $12 million in the first quarter of 2002.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarter Ended
(Millions except for gross margin percentage)	March 30, 2003	December 29, 2002	March 31, 2002
Cost of sales	$497	$507	$587
Gross margin percentage	31%	26%	35%
Research and development	$203	$245	$172
Marketing, general and administrative	138	194	157
Interest and other income, net	7	1	10
Interest expense	26	22	12

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

The gross margin percentage of 31 percent in the first quarter of 2003 increased from 26 percent in the fourth quarter of 2002 and decreased from 35 percent in the first quarter of 2002. The increase in gross margin percentage in the first quarter of 2003 compared to the fourth quarter of 2002 was primarily attributable to increased unit sales of PC processor products and Flash memory devices and cost savings realized pursuant to the 2002 restructuring plan, partially offset by a decrease in average selling prices of both Flash memory devices and PC processor products. The decrease in gross margin percentage in the first quarter of 2003 compared to the same quarter in 2002 was primarily due to a decline in average selling prices for PC processor products, partially offset by cost savings realized pursuant to our 2002 restructuring plan.

Research and development expenses of $203 million in the first quarter of 2003 decreased 17 percent compared to the fourth quarter of 2002 and increased 18 percent compared to the first quarter of 2002. Research and development expenses in the fourth quarter of 2002 included a $42 million charge for amounts paid to a third party in exchange for product development services provided in connection with a discrete PC processor research and development project. Without the $42 million charge, our research and development expenses in the first quarter of 2003 were relatively flat compared to the fourth quarter of 2002. The increase in research and development expenses in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the reallocation of manufacturing resources, previously included in costs of goods sold, to research and development activities for new microprocessors.

We amortize the foreign capital grants, interest subsidies and research and development subsidies that we received from the State of Saxony for Fab 30 quarterly. The amortization of these grants and subsidies are recognized as credits to research and development expenses and cost of sales. These credits totaled $5.4 and $10.9 million in the first quarter of 2003, $2.9 and $8.4 million in the fourth quarter of 2002 and $4.7 and $9.1 million in the first quarter of 2002.

Marketing, general and administrative expenses of $138 million in the first quarter of 2003 decreased 29 percent compared to the fourth quarter of 2002 primarily as a result of cost savings realized pursuant to the 2002 restructuring plan and the discontinuation of certain marketing and promotional activities for the AMD Athlon microprocessor. Marketing, general and administrative expenses in the first quarter of 2003 decreased 12 percent compared to the first quarter of 2002. The decrease was primarily a result of cost savings realized pursuant to the 2002 restructuring plan.

In the first quarter of 2003, interest and other income, net of $7 million increased $6 million compared to the fourth quarter of 2002 primarily due to certain charges that occurred in the fourth quarter of 2002, including a $3.7 million charge for other than temporary declines in our equity investments and a $1.5 million one-time fee pursuant to the Dresden Loan Agreement renegotiation. Interest and other income, net decreased 30 percent compared to the first quarter of 2002. The decrease was primarily due to lower cash and investment balances in the first quarter of 2003.

Interest expense of $26 million in the first quarter of 2003 increased 18 percent compared to the fourth quarter of 2002 primarily due to an entire quarter’s interest accruing on our $402.5 million of 4.50% convertible senior notes issued at the end of November 2002. Interest expense increased 117 percent compared to the first quarter of 2002 as neither the 4.50% notes nor the $110 million term loan entered into at the end of September 2002 were outstanding during the first quarter of 2002. Additionally, we capitalized interest of $4.4 million in the first quarter of 2002 on continued expansion and facilitization of Fabs 25 and 30 compared to $1.1 million in the first quarter of 2003.

In December 2002, we finalized a restructuring plan (the 2002 Plan) to align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Plan will result in the reduction of approximately 2,000 positions or 15 percent of our employees, affecting all levels of our workforce in almost every organization. As part of this plan, and as a result of our agreement with IBM to development future generations of our logic process technology, we are ramping down silicon processing associated with logic research and development in our Submicron Development Center (SDC) and will eliminate most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

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

Pursuant to the 2002 Plan, we recorded in the fourth quarter of 2002 restructuring costs and other special charges of $330.6 million, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license, associated with discontinued logic development activities, that has no future use, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million primarily to vacate and consolidate our facilities and $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

We began activities pursuant to the 2002 Plan during the fourth quarter of 2002 and expect to substantially complete the activities associated with the 2002 Plan by the end of September 2003. As of March 30, 2003, 1,333 employees were terminated pursuant to the 2002 Plan resulting in cash payments of $32 million in severance and employee benefit costs.

During the first quarter of 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that has been identified as no longer useful in our operations. As a result,

we recorded approximately $11 million of asset impairment charges including $3.3 million of charges for decommission costs necessary to complete the equipment’s sale.

The following table summarizes activities under the 2002 Plan through March 30, 2003:

(Thousands)	Severance and Employee Benefits	Asset Impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	$36,600	$—	$140,668	$92	$177,360

As a result of the 2002 Plan, we expect to realize overall cost reductions of approximately $350 million in 2003. As of March 30, 2003, the action taken to date resulted in actual savings of approximately $33 million.

In 2001, we announced a restructuring plan (the 2001 Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. We have substantially completed our execution of the 2001 Plan, with the exception of the facilities and equipment decommission activities which are expected to be completed by the end of 2003. During the first quarter of 2003, we reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, we also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges, net.

The following table summarizes activities under the 2001 Plan during the first quarter ended March 30, 2003:

(Thousands)	Severance and Employee Benefits	Facility and Equipment Impairment	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$—	$—	$15,055	$646	$15,701
Q1 2003 cash charges	—	—	(630)	—	(630)
Q1 2003 non cash adjustment	—	—	(7,400)	—	(7,400)

Accruals at March 30, 2003	$—	$—	$7,025	$646	$7,671

As a result of the 2001 Plan, we expected to realize overall cost reductions of $129 million on an annualized basis. The actions taken to date have resulted in actual savings of $83 million in 2002, and additional savings of $32 million in the first quarter of 2003.

Income Taxes

We recorded an income tax provision of $3 million in the first quarter of 2003 and an income tax benefit of $4 million in the first quarter of 2002. The income tax provision recorded in the first quarter of 2003 was primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in the first quarter of 2003 on pre-tax losses due to the incurrence of continuing operating losses. The effective tax rate for the quarter ended March 31, 2002 was 25 percent due to the benefits of tax credits and low-taxed foreign income.

Other Items

International sales as a percent of net sales were 73 percent in the first quarter of 2003 compared to 76 percent in the fourth quarter of 2002 and 65 percent in the first quarter of 2002. During the first quarter of 2003 and 2002, approximately one percent of our net sales were denominated in currencies other than the U.S. dollar. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Segment Income (Loss)

We operated in two reportable segments: the Core Products segment, which reflects the aggregation of the PC processors, memory products and Other IC products operating segments, and the Foundry Services segment. The Core Products segment includes PC processors, Flash memory devices, EPROMs, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment included fees for products sold to Legerity and Vantis. We terminated our foundry services arrangement with Legerity in the third quarter of 2002 and will terminate the foundry service arrangement with Vantis in the third quarter of 2003. For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating loss by segment for the periods presented below:

	Quarter Ended
(Millions)	March 30, 2003	December 29, 2002	March 31, 2002
Core Products	$(125)	$(214)	$(13)
Foundry Services	—	(4)	(1)

Total segment operating income (loss)	$(125)	$(218)	$(14)

Core Products’ operating results for the first quarter of 2003 increased by $92 million in first quarter of 2003 compared to the fourth quarter of 2002. The increase was primarily due to an increase in unit shipments of our microprocessors and Flash memory devices, partially offset by a decline in the average selling prices for those products. Core Products’ operating results decreased by $112 million compared to the first quarter of 2002 primarily due to declines in both unit shipments and average selling prices of our microprocessors, partially offset by increase in both unit shipments and average selling prices of our Flash memory devices.

FINANCIAL CONDITION

Net cash used by operating activities was $79 million in the first quarter of 2003 primarily as a result of net loss of $146 million, other uses of cash in operating activities of approximately $125 million due to net changes in operating assets and liabilities, and $16 million of amortization of foreign grant and subsidy income, offset by non-cash charges of $210 million from depreciation and amortization. The net changes in assets and liabilities included payment of $90 million for technology licenses and approximately $18 million of severance payment for the 2002 restructuring plan.

Net cash provided by operating activities was $211 million in the first quarter of 2002 primarily as a result of non-cash charges, including, $174 million of depreciation and amortization, $14 million of net loss on disposal of property, plant and equipment and other cash provided by operating activities of approximately $54 million due to net changes in operating assets and liabilities, offset by our net loss of $9 million and non-cash credits of $21 million from net changes in deferred income taxes and foreign grant and subsidy income.

Net cash provided by investing activities was $60 million during the first quarter of 2003 primarily as a result of $239 million of net proceeds from purchases and sales of available-for-sale securities, offset by $180 million used for the purchases of property, plant, and equipment, primarily for Fab 25 and Fab 30.

Net cash used by investing activities was $769 million during the first quarter of 2002 primarily due to $544 million of net cash outflows for purchases of available-for-sale securities, $199 million used for the purchases of property, plant, and equipment, primarily for Fab 30 and Asia manufacturing facilities, and $27 million, net of cash acquired, paid to acquire Alchemy Semiconductor.

Net cash provided by financing activities was $10 million during the first quarter of 2003 primarily due to $26 million of grants and subsidies received from the German government as part of the Dresden Loan Agreements, $7 million in proceeds from borrowing under our revolving line of credit, and $5 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan, offset by $29 million of payments on our debt and capital lease obligations

Net cash provided by financing activities was $436 million during the first quarter of 2002 primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from the sale of our 4.75% convertible senior debentures, $8 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan and $8 million of grants and subsidies received from the German government as part of the Dresden Loan Agreements, offset by a $50 million payment on our revolving line of credit and an $11 million payment to extinguish debt acquired in connection with the acquisition of Alchemy Semiconductor, Inc.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations and principal guarantees at March 30, 2003, and are supplemented by the discussion following the tables.

Principal Contractual Cash Obligations at March 30, 2003 were:

	Total	Payments Due By Period
(In Thousands)		2003	2004	2005	2006	2007	2008 and Beyond
Notes payable to banks	$7,350	$7,350	$—	$—	$—	$—	$—
Term Loan and Security Agreement dated as of September 27, 2002	103,125	20,625	27,500	27,500	27,500	—	—
4.75% Convertible Senior Debentures Due 2022	500,000	—	—	—	—	—	500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	—	402,500	—
Dresden term loans	592,893	16,200	32,399	291,586	252,708	—	—
Capital lease obligations	39,573	13,412	16,893	5,970	3,298	—	—
Operating leases	451,350	42,596	49,005	43,693	38,440	38,430	239,186
Unconditional purchase commitments	147,073	37,325	49,670	49,648	2,726	2,568	5,136

Total contractual cash obligations	$2,243,864	$137,508	$175,467	$418,397	$324,672	$443,498	$744,322

Principal Guarantees at March 30, 2003 were:

(In Thousands)	Maximum Amounts Guaranteed	2003	2004	2005	2006	2007	2008 and Beyond
Dresden intercompany guarantee	$296,446	$—	$—	$—	$296,446	$—	$—
BAC payment guarantee	26,999	26,999	—	—	—	—	—
AMTC payment guarantee	34,558	—	—	—	—	34,558	—
AMTC rental guarantee	129,715	—	—	—	—	—	129,715
FASL guarantee	209,000	—	—	—	—	—	209,000
Fujitsu guarantee	125,000	125,000	—	—	—	—	—

Total guarantee	$821,718	$151,999	$—	$—	$296,446	$34,558	$338,715

Notes Payable to Banks

We entered into a Loan and Security Agreement with a consortium of banks led by a domestic financial institution on July 13, 1999 (the July 1999 Loan Agreement). The July 1999 Loan Agreement provides for a four-year secured revolving line of credit of up to $200 million. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of domestic cash (as defined in the July 1999 Loan Agreement) we hold declines to $200 million or the amount of borrowings under the Loan Agreement rises to 50 percent of available credit. At March 30, 2003, net domestic cash, as defined, totaled $451 million. The July 1999 Loan Agreement restricts our ability to pay cash dividends on our common stock if the level of our net domestic cash declines below $200 million. Our obligations under the July 1999 Loan

Agreement are secured by a pledge of all of our accounts receivable, inventory, general intangibles and the related proceeds. As of March 30, 2003, approximately $7.4 million was outstanding under the July 1999 Loan Agreement.

September 2002 Loan Agreement

On September 27, 2002, we entered into a term loan and security agreement with a domestic financial institution (the September 2002 Loan Agreement). Under the agreement, we can arrange for borrowings of up to $155 million to be secured by certain property, plant and equipment located at Fab 25. We borrowed $110 million in September of 2002 under this agreement. Amounts borrowed under the September 2002 Loan Agreement bear interest at a variable rate of LIBOR plus four percent, which was 5.4 percent at March 30, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of March 30, 2003, $103 million was outstanding under the September 2002 Loan Agreement. We must also comply with additional financial covenants if our net domestic cash balance (as defined in the September 2002 Loan Agreement) drops below $300 million, including a restriction on our ability to pay cash dividends on our common stock. At any time that net domestic cash is less than $300 million, we must also maintain minimum levels of adjusted tangible net worth and EBITDA and a minimum fixed charge coverage ratio. We cannot assure you that we will be in compliance with these requirements if net domestic cash were to fall below $300 million. At March 30, 2003, net domestic cash, as defined, totaled $451 million.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures will also have the ability to require us to repurchase the Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are being amortized ratably, which approximates the interest method over the term of the 4.75% Debentures as interest expense.

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

Dresden Term Loans and Dresden Guarantee

AMD Saxony, an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.7 billion when it is fully equipped by the end of 2005. As of March 30, 2003, we had invested $2.2 billion in AMD Saxony.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG in order to finance the project. The Dresden Loan Agreements were amended in February 1998, June 1999, February 2001, June 2002 and December 2002.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to 1 euro for the conversion of deutsche marks to euros, and then used exchange rate of 0.93 euro to 1 U.S. dollar as of March 30, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. The funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	grants, subsidies and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of March 30, 2003, we had provided $160 million of subordinated loans, $294 million of revolving loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $828 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $593 million of such loans outstanding as of March 30, 2003, which are included in our consolidated balance sheets.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony’s outstanding bank debt, or $385 million;

•	capital investment grants and allowances totaling $449 million; and

•	interest subsidies totaling $166 million.

Of these amounts, AMD Saxony had received approximately $309 million in capital investment grants and allowance, $106 million in interest subsidies. In addition, AMD Saxony received advanced payments for interest subsidies amounting to $43 million, of which approximately $11 million is restricted from our access for more than one year, and is therefore included in Other Assets. In addition to the above mentioned subsidies, AMD Saxony also received $31 million in research and development subsidies through March 30, 2003. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated December 2003 employment levels as a result of the 2002 Restructuring Plan (see Note 9 of the Condensed Consolidated Financial Statements). Consequently, the anticipated headcount is below the level required to be maintained by the Subsidy Agreement. Based on these revised headcount estimates, the maximum amount of capital investment grants and allowances available under the Subsidy Agreement would be reduced from $449 million to $393 million. We adjusted the quarterly amortization of these amounts accordingly. There have been no conditions of noncompliance through March 30, 2003 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $120 million or more than $324 million, until the bank loans are repaid in full. As of March 30, 2003, the maximum exposure and the amount outstanding under the guarantee was $296 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in our consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan agreement if we, AMD Saxony, AMD Saxony Holding GmbH (AMD Holding), AMD Saxony Admin GmbH or AMD Saxony LLC fail to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	material variances from the approved plan and specifications;

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC; and

•	the occurrence of a default under the July 1999 Loan Agreement or the September 2002 Loan Agreement; and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements, the July 1999 Loan Agreement and the September 2002 Loan Agreement. As of March 30, 2003, we were in compliance with all conditions of the Dresden Loan Agreements.

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

Capital Lease Obligations

As of March 30, 2003, we had capital lease obligations of approximately $40 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2006. Leased assets consist principally of machinery and equipment.

Operating Leases, Unconditional Purchase Commitments and Other Operating Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of March 30, 2003 were approximately $451 million, of which $137 million was recorded in the fourth quarter of 2002 as a liability for certain facilities that were included in our 2002 restructuring plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of March 30, 2003 were approximately $147 million for periods through 2009.

FASL Facilities and Guarantees

FASL, a joint venture formed by AMD and Fujitsu Limited in 1993, operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. FASL is continuing the facilitization of its second and third Flash memory device wafer fabrication facilities, FASL JV2 and FASL JV3. We expect FASL JV2 and JV3, including equipment, to cost approximately $1.8 billion when fully equipped. As of March 30, 2003, approximately $1.6 billion of these costs had been funded by cash generated primarily from FASL operations and borrowings by FASL. These costs are incurred in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations. On March 30, 2003, the exchange rate was 119.535 yen to one U.S. dollar. We used this rate to translate the amounts denominated in yen into U.S. dollars.

A significant portion of FASL capital expenditures in 2003 will continue to be funded by cash generated from FASL operations. However, to the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL, up to 25 billion yen ($209 million). As of March 30, 2003, we had $76 million in loan guarantees outstanding with respect to these third-party loans.

In 2000, FASL further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon, (the Gresham Facility) to produce Flash memory devices for sale to FASL, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Fujitsu Guarantee). On November 30, 2001, Fujitsu announced that it was closing the Gresham Facility, due to the downturn of the flash memory market. To date we have not received notice from Fujitsu that FMI has defaulted on any payments due under the Credit Facility. We continue to disagree with Fujitsu as to the amount, if any, of our obligations under the Fujitsu Guarantee. While we continue to discuss this matter with Fujitsu, we cannot predict the outcome of this matter. Accordingly, we have not recorded any liability in our consolidated financial statements associated with the Fujitsu Guarantee.

On March 31, 2003, AMD and Fujitsu Limited announced the execution of Memorandum of Understanding to establish a new Flash memory semiconductor joint venture company. The new company, to be called FASL LLC, would be 60 percent owned by AMD and 40 percent owned by Fujitsu Limited and would integrate AMD and Fujitsu’s Flash memory assets and operations, including FASL. The new company is expected to begin operations in the third quarter of 2003. Because we will hold majority interest in FASL LLC and will control its operations, we expect to consolidate the operations and financial position of FASL LLC in our consolidated financial statements upon commencement of operations of FASL LLC.

The completion and any benefits of this proposed transaction are subject to, among other things, the following risks:

•	the Memorandum of Understanding is non-binding and is subject to the execution of definitive agreements and regulatory approvals, which may not be able to be reached or obtained;

•	the possibility that the new company will not be successful because of problems integrating the operations and employees of the two companies or achieving the efficiencies and other advantages intended by the transaction; and

•	the possibility that global business and economic conditions will worsen, resulting in lower than currently expected demand for Flash memory products.

We cannot assure you that we will be able to successfully implement this proposed transaction or that we will be able to achieve and sustain any benefit from its creation.

Advanced Mask Technology Center Guarantee and BAC Guarantee

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH &Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. In June 2002, BAC entered into an $81 million bridge loan (Bridge Loan) with a consortium of banks led by Dresdner Bank for the purpose of constructing the facility. We guaranteed the payment obligations of BAC under the Bridge Loan, in an amount not to exceed $27 million plus interest and expenses. In December 2002, BAC and AMTC executed a facility agreement, consisting of a $130 million revolving credit facility (Revolving Loan) and an $81 million term loan facility (Term Loan), with a consortium of banks led by Dresdner Bank. The Term Loan will supercede and replace the Bridge Loan. We guaranteed the payment obligations of AMTC, in an amount not to exceed $35 million plus interest and expenses, under the Revolving Loan. In addition, we guaranteed the payment obligations of BAC, in an amount not to exceed $27 million plus interest and expenses, under the Term Loan.

In December 2002, AMTC and BAC entered into a rental agreement with respect to the photomask facility. We guaranteed approximately 23 percent of the payment obligations of AMTC under the rental agreement, which we believe will be equal to approximately $17 million, initially, and will diminish over time through 2011 as the Term Loan is repaid. Our rental guarantee will replace our guarantee of the Term Loan. In addition, in the event the other tenant of the photomask facility defaults under its rental agreement, and AMTC assumes the defaulting tenant’s lease and related lease obligations, we would be required to guarantee 23 percent of these additional rental payment obligations. Further, in the event one of the three joint venture partners is unable to meet its guarantee obligations with respect to AMTC’s additional rental payment obligations, the remaining joint venture partners agreed to assume, on a pro rata basis, the defaulting partner’s guarantee obligations with respect to AMTC’s additional rental payment only. Assuming the other tenant of the photomask facility defaults under the rental agreement and AMTC exercises its option to assume the defaulting tenant’s obligations under its rental agreement, and assuming a default under the rental guarantee by both Infineon and DuPont, the maximum potential amount of our guarantee obligations for these rental payments would be approximately $130 million.

As of March 30, 2003, no amounts were drawn under the Revolving Loan or the Term Loan, and we have not recorded any liability in our consolidated financial statements associated with the guarantees.

Other Financing Activities

We plan to make capital investments of approximately $650 million during 2003, including amounts related to the continued facilitization of Fab 30 and Fab 25, although the consummation of the proposed joint venture with Fujitsu could result in an increase in this amount. We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments for at least the next twelve months.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I.    Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. We have several stock option plans under which key employees have been granted incentive (ISOs) and nonqualified (NSOs) stock options to purchase our common stock. Generally, options vest and become exercisable over four years from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant.

Section II.    General Option Information

The following is a summary of stock option activity for the quarter and year ended March 30, 2003 and December 29, 2002, respectively:

	Quarter Ended March 30, 2003		Year Ended December 29, 2002
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding at beginning of period	60,408,754	$18.58	52,944,339	$20.44
Granted	151,300	3.18	11,828,688	5.62
Canceled	(1,449,742)	19.80	(3,413,705)	20.34
Exercised	(82,050)	2.45	(950,568)	6.23

Outstanding at end of period	59,028,262	$18.54	60,408,754	$18.58

Exercisable at end of period	35,736,445	$19.85	33,806,970	$19.55
Available for grant at beginning of period	13,018,643		21,145,854
Available for grant at end of period	14,274,130		13,018,643

In-the-money and out-of-the-money stock option information as of March 30, 2003 was as follows:

	Exercisable		Unexercisable			Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
In-the-Money	1,675,373	$5.73	4,033,586	N/A	(3)	5,708,959		$5.64
Out-of-the-Money (1)	34,061,072	$20.58	19,258,231	N/A	(3)	53,319,303		$19.99

Total Options Outstanding	35,736,445		23,291,817			59,028,262	(2)

(1)	Out-of-the-money stock options have an exercise price equal to or above $6.22, the market value of AMD’s common stock, on the last trading day of the first quarter of 2003, March 28, 2003.

(2)	Includes 617,576 shares granted from treasury stock as non-plan grants.

(3)	Weighted average exercise price information is not available.

Section III.    Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	2003 YTD	2002	2001
Net grants (1) during the period as % of outstanding shares (2)	0.00%	2.44%	3.71%
Grants to listed officers (3) during the period as % of total options granted	0.00%	14.33%	7.88%
Grants to listed officers (3) during the period as % of outstanding shares	0.00%	0.49%	0.33%
Cumulative options held by listed officers (3) as % of total options outstanding	18.34%	17.93%	16.51%

(1)	Options grants are net of options canceled.

(2)	Outstanding shares as of March 30, 2003, December 29, 2002 and December 30, 2001.

(3)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 8, 2002 and March 25, 2003.

Section IV.    Executive Options

Option exercises during 2003 and option values for listed officers(1) for the three months ended March 30, 2003 were as follows:

	Number of Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options at 3/30/03		Value of Unexercised In-The-Money Options at 3/30/03(2)
Name			(Exercisable)	(Unexercisable)	(Exercisable)	(Unexercisable)
W. J. Sanders III	0	$0.00	3,550,000	250,000	$0.00	$0.00

Hector de J. Ruiz	0	$0.00	1,600,000	2,100,000	$0.00	$0.00

Robert R. Herb	0	$0.00	630,560	619,442	$0.56	$30,000

Robert J. Rivet	0	$0.00	313,892	296,108	$0.00	$77,100

William T. Siegle	3,000	$18,060	428,499	183,501	$0.00	$141,660

Thomas M. McCoy	0	$0.00	568,384	286,616	$0.00	$15,000

(1)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 25, 2003.

(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or end of period) and the exercise price of options.

Section V.    Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of March 30, 2003 were summarized in the following table:

	Quarter Ended March 30, 2003
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	33,807,443	$21.26	7,693,127
Equity compensation plans not approved by shareholders	25,220,819 (1)	$13.78	6,581,003 (2)

TOTAL	59,028,262		14,274,130

(1)	Includes 617,576 shares granted from treasury stock as non-plan grants.

(2)	Of these shares, approximately 1,677,767 shares can be issued as restricted stock under the 1998 Stock Incentive Plan.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No.51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities and we do not expect the adoption of FIN 46 will have a material impact on our results of operations or financial condition.

Risk Factors

We have experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future.    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for 2002 were $2,697 million compared to $3,892 million for 2001. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and our decision primarily in the third and fourth quarters of 2002 to limit shipments and to accept receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. We incurred a net loss of $1.3 billion for 2002 compared to a net loss of $61 million for 2001. Reduced end user demand, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience additional declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

The semiconductor industry is highly cyclical and is currently experiencing a severe downturn that is adversely affecting, and may continue to adversely affect, our business.    The highly cyclical semiconductor industry has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. The most recent downturn, which began in the fourth quarter of 2000 and continues today, has been severe and prolonged, and future downturns may also be severe and prolonged. Our financial performance has been negatively affected by these downturns, including the incurrence of substantial losses during the current downturn, as a result of:

•	the cyclical nature of the supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If current conditions do not improve in the near term or if these conditions in the semiconductor industry occur in the future, as they likely will to a lesser or greater degree, our business will continue to be adversely affected.

Fluctuations in the personal computer market may continue to materially adversely affect us.    Our business is, and particularly our PC processor product lines are, tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace, including the current industry downturn that commenced in 2001 and continued through 2002, have materially adversely affected us and may materially adversely affect us in the future. If we continue to experience a sustained reduction in the growth rate of PCs sold, sales of our microprocessors may not grow and may even decrease.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell Computer Corporation, could further materially adversely affect us.

We plan for significant capital expenditures in 2003 and beyond and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected.    We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $650 million during 2003, although the consummation of the proposed joint venture with Fujitsu could result in an increase in this amount. The capital expenditures projected for 2003 include those relating to the continued facilitization of Fab 30 and Fab 25. These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and will also decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, our July 1999 Loan Agreement is scheduled to expire in July 2003. Our inability to obtain needed debt and/or equity financing would have a material adverse effect on us.

In March 1997, AMD Saxony entered into the Dresden Loan Agreements and other related agreements. These agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Fab 30 will be $2.7 billion when fully equipped by the end of 2005. We had invested $2.2 billion as of March 30,

2003. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of $593 million of indebtedness, as well as acceleration by cross-default of our obligations under our other borrowing arrangements.

Our joint venture with Fujitsu Limited, FASL, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3. We expect FASL JV2 and FASL JV3, including equipment, to cost approximately $1.8 billion when fully equipped. As of March 30, 2003, approximately $1.6 billion of this cost had been funded. To the extent that additional funds are required for the full facilitization of FASL JV2 and FASL JV3, we will be required to contribute cash or guarantee third-party loans in proportion to our 49.992 percent interest in FASL.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, that could adversely affect our financial position.    We have a substantial amount of debt and we may incur additional debt in the future. At March 30, 2003, our total debt was $1.9 billion and stockholders’ equity was $2.4 billion. In addition, we had up to $200 million of availability under our July 1999 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $697 million of debt, and we are currently in disagreement as to the amount we owe, if any, under our additional guarantee to repay up to $125 million to Fujitsu in connection with a closed wafer fabrication facility in Gresham, Oregon. Except for our $296 million Dresden intercompany guarantee, none of these guaranteed amounts are reflected as debt on our balance sheet.

Our high degree of leverage may:

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our September 2002 Loan Agreement, the impact of increases in interest rate.

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our credit facilities in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements or that we will be able to extend the July 1999 Loan Agreement. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more funds on terms acceptable to us, if at all.

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD OpteronTM and AMD Athlon 64 microprocessors will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

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

To be successful, we must increase sales of our microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	our ability to continue offering new higher performance microprocessors competitive with Intel’s product offerings;

•	our ability to introduce and create successful marketing positions for the upcoming AMD Opteron and the upcoming AMD Athlon 64 microprocessors, which rely in part on market acceptance and demand for 64-bit microprocessors based on x86 technology.

•	our ability to maintain and improve the successful marketing position of the AMD Athlon XP microprocessor, which relies in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we expect to be able to convert production in Fab 30 to 90 nanometer copper interconnect process;

•	our ability to fund the acquisition of 300 mm wafer fabrication capacity that will be required for long-term competitiveness;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

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

We must introduce in a timely manner, and achieve market acceptance for, our AMD Opteron and AMD Athlon 64 microprocessors, or we will be materially adversely affected.    We introduced our AMD Opteron processors in April 2003 and we plan to introduce our AMD Athlon 64 processors in September 2003. These processors are designed to provide high performance for both 32-bit and 64-bit applications in servers and workstations and in desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies, including silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; their market acceptance; the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors; and the support of the operating system and application program providers for our 64-bit instruction set.

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected.    Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not continue to provide support in its operating systems for our x86 instruction sets, including our 64-bit technology introduced with our AMD Opteron and upcoming AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations. If we fail to retain the support and certification of Microsoft, our ability to market our processors could be materially adversely affected.

The completion and impact of our restructuring program and cost reductions could adversely affect us.    On November 7, 2002, we announced that we were formulating the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry by adjusting our cost structure to industry conditions. Pursuant to the 2002 Restructuring Plan, we intend to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We also expect to reduce our expenses by approximately $100 million per quarter by the second quarter of 2003. As a result, we expect total expenses in 2003 to be reduced by approximately $350 million based on current product demand forecasts. We cannot, however, be sure that the goals of the 2002

Restructuring Plan will be realized. If we do not execute the 2002 Restructuring Plan well, the ultimate effects of it could prove to be adverse.

Weak market demand for our Flash memory products, the loss of a significant customer in the high-end mobile telephone market, or a lack of market acceptance of our MirrorBit™ technology may have a material adverse effect on us.    The demand for Flash memory devices has been weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. Since the third quarter of last year, our Flash memory product sales grew almost entirely based on strength in the high-end mobile phone market. Our sales in that market are concentrated in a few customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, or a loss of a significant customer in the high-end mobile phone market, would have a material adverse effect on us.

In July 2002, we commenced production shipments of our first product with MirrorBit technology. Our MirrorBit technology is a new memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. A lack of customer or market acceptance or any substantial difficulty in transitioning our Flash memory products to any future process technology could reduce our ability to be competitive in the market and could have a material adverse effect on us.

We rely on our joint venture with Fujitsu, FASL, and if that joint venture is terminated or amended significantly, we could be materially adversely affected.    We continue to rely on our joint venture with Fujitsu, FASL, to manufacture our Flash memory devices. In addition, beginning in 2002, Fab 25 began operating as a foundry to FASL and as of the end of 2002, Fab 25 was devoted entirely to Flash memory device production for FASL.

On March 31, 2003, we and Fujitsu Limited announced the execution of a Memorandum of Understanding to establish a new Flash memory semiconductor joint venture company to be called FASL LLC, which would be based on the integration of our and Fujitsu’s Flash memory businesses. We expect to contribute our Flash memory group, our Fab 25 in Austin, Texas, our Submicron Development Center in Sunnyvale, California, and our assembly and test operations in Thailand, Malaysia and China. We expect Fujitsu to contribute its Flash memory business division and its Fujitsu Microelectronics (Malaysia) final assembly and test operations. We and Fujitsu would contribute our existing manufacturing joint venture, FASL, which would become a wholly owned subsidiary of FASL LLC.

The completion and any benefits of this proposed transaction are subject to, among other things, the following risks:

•	the Memorandum of Understanding is non-binding and is subject to the execution of definitive agreements and regulatory approvals, which may not be able to be reached or obtained;

•	the possibility that the new company will not be successful because of problems integrating the operations and employees of the two companies or achieving the efficiencies and other advantages intended by the transaction; and

•	the possibility that global business and economic conditions will worsen, resulting in lower than currently expected demand for Flash memory products.

We cannot assure you that we will be able to successfully implement this proposed transaction or that we will be able to achieve and sustain any benefit from its creation.

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

Worldwide economic and political conditions may affect demand for our products and slow payment by our customers.    The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action in the Middle East, has adversely affected demand for our microprocessors, Flash memory devices and other integrated circuits. A continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. If the economic slowdown continues or worsens as a result of terrorist activities, military action or otherwise, it could adversely impact our customers’ ability to pay us in a timely manner.

Manufacturing capacity utilization rates may adversely affect us.    At times we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by making significant capital investments in Fab 30, Fab 25, FASL JV2, FASL JV3 and our test and assembly facility in Suzhou, China. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings and cash flow.

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

We cannot be certain that our substantial investments in research and development of process technologies will lead to improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.    We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon-on-insulator technology is critical to our AMD Opteron and AMD Athlon 64 microprocessors. In addition, we have an agreement with IBM to develop future generations of logic process technology. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably. Further, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

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

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.    Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in Malaysia, Thailand, China and Singapore; or by subcontractors in the United States and Asia. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations.

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

Our operating results are subject to substantial seasonal fluctuations. Our operating results tend to vary seasonally.    For example, our revenues are generally higher in the fourth quarter than the third quarter of each year. This seasonal pattern is largely a result of decreased demand in Europe during the summer months and higher demand in the retail sector of the PC market during the winter holiday season. In recent quarters, a substantial portion of our quarterly sales has been made in the last month of the quarter.

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

Failure to comply with any of the applicable environmental regulations could result in a range of consequences including fines, suspension of production, alteration of manufacturing process, cessation of operations or sales, and criminal and civil liabilities.    Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses associated with compliance with environmental regulations. Also, any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

External factors, such as the SARS virus and potential terrorist attacks and other acts of violence or war, may materially adversely affect us.    Concerns about the severe acute respiratory syndrome (SARS) virus are having an adverse effect upon the Asian economy and could affect demand for our products in Asia. In addition, if there were to be a case of SARS discovered in any of our operations in Asia, the measures to prevent the spread of the virus could disrupt our operations at that location. There have been no cases of SARS affecting our operations to date. Finally, the spread of SARS and the extent of local preventive measures could affect the production capabilities of manufacturers of our PCS products, which are located in Taiwan, or their ability to ship products to us on a timely basis.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. We experienced no significant changes in market risk during the first quarter of 2003. We had an increase in accumulated other comprehensive income due to the appreciation of both the euro and yen during the first quarter of 2003. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated January 16, 2003 reporting under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, was filed announcing our fourth quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 12, 2003	By:	/s/ Robert J. Rivet
Robert J. Rivet Senior Vice President, Chief Financial Officer Signing on behalf of the registrant and as the principal accounting officer

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Hector de J. Ruiz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Micro Devices, Inc.;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Hector de J. Ruiz
Hector de J. Ruiz President and Chief Executive Officer

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Rivet, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Micro Devices, Inc.;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Robert J. Rivet
Robert J. Rivet Senior Vice President, Chief Financial Officer

Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i.)	the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii.)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003	/s/ Hector de J. Ruiz
Hector de J. Ruiz President and Chief Executive Officer

Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Advanced Micro Devices, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i.)	the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii.)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003	/s/ Robert J. Rivet
Robert J. Rivet Senior Vice President, Chief Financial Officer