Form 10-Q
period 2003-06-29
ADVANCED MICRO DEVICES INC
filed 2003-08-12
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value as of August 10, 2003: 346,961,580.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$645,261	$600,299	$1,359,816	$1,502,372

Expenses:
Cost of sales	425,085	558,290	921,677	1,145,164
Research and development	208,513	178,425	411,575	350,307
Marketing, general and administrative	135,161	160,248	273,389	317,108
Restructuring and other special charges, net	—	—	2,146	—

	768,759	896,963	1,608,787	1,812,579

Operating loss	(123,498)	(296,664)	(248,971)	(310,207)
Interest and other income, net	4,971	8,661	11,711	18,199
Interest expense	(26,364)	(15,729)	(52,169)	(27,887)

Loss before income taxes and equity in net income (loss) of joint venture	(144,891)	(303,732)	(289,429)	(319,895)
Provision (benefit) for income taxes	—	(121,493)	2,936	(125,534)

Loss before equity in net income (loss) of joint venture	(144,891)	(182,239)	(292,365)	(194,361)
Equity in net income (loss) of joint venture	4,795	(2,699)	5,913	260

Net loss	$(140,096)	$(184,938)	$(286,452)	$(194,101)

Net loss per common share:
Basic:
Net loss	$(0.40)	$(0.54)	$(0.83)	$(0.57)

Diluted:
Net loss	$(0.40)	$(0.54)	$(0.83)	$(0.57)

Shares used in per share calculation:
Basic	346,320	341,782	345,666	341,294

Diluted	346,320	341,782	345,666	341,294

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	June 29, 2003	December 29, 2002 *
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$703,176	$428,748
Short-term investments	35,625	608,957

Total cash, cash equivalents and short-term investments	738,801	1,037,705
Accounts receivable, net of allowance for doubtful accounts of $13,708 on June 29, 2003 and $18,906 on December 29, 2002	351,834	395,828
Inventories:
Raw materials	19,475	22,741
Work-in-process	317,445	254,957
Finished goods	130,464	154,905

Total inventories	467,384	432,603
Prepaid expenses and other current assets	157,022	153,542

Total current assets	1,715,041	2,019,678
Property, plant and equipment:
Land	35,343	34,443
Buildings and leasehold improvements	1,470,868	1,392,972
Equipment	5,451,485	5,256,502
Construction in progress	332,540	355,746

Total property, plant and equipment	7,290,236	7,039,663
Accumulated depreciation and amortization	(4,396,109)	(4,158,854)

Property, plant and equipment, net	2,894,127	2,880,809
Investment in joint venture	390,069	382,942
Other assets	294,670	335,752

Total Assets	$5,293,907	$5,619,181

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks	$—	$913
Accounts payable	350,399	352,438
Accrued compensation and benefits	122,361	131,324
Accrued liabilities	269,561	435,657
Restructuring accruals	54,467	99,974
Income taxes payable	38,368	21,246
Deferred income on shipments to distributors	65,412	57,184
Current portion of long-term debt and capital lease obligations	77,693	71,339
Other current liabilities	85,732	89,437

Total current liabilities	1,063,993	1,259,512

Long-term debt and capital lease obligations, less current portion	1,587,009	1,570,322
Other liabilities	359,625	322,082

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 353,801,706 on June, 29, 2003 and 351,442,331 on December 29, 2002; shares outstanding: 346,915,387 on June 29, 2003 and 344,528,152 on December 29, 2002	3,469	3,445
Capital in excess of par value	2,025,493	2,014,464
Treasury stock, at cost (6,886,319 shares on June 29, 2003 and 6,914,179 shares on December 29, 2002)	(92,702)	(93,217)
Retained earnings	205,931	492,668
Accumulated other comprehensive income	141,089	49,905

Total stockholders’ equity	2,283,280	2,467,265

Total liabilities and stockholders’ equity	$5,293,907	$5,619,181

*	Amounts as of December 29, 2002 were derived from the December 29, 2002 audited consolidated financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(286,452)	$(194,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	400,521	331,138
Amortization	22,801	26,077
Impairment of equity investment	258	—
Change in allowance for doubtful accounts	(5,198)	1,860
Benefit for deferred income taxes	—	(97,761)
Foreign grant and subsidy income	(32,102)	(28,831)
Net loss on disposal of property, plant and equipment	4,146	17,015
Net gain realized on sale of available-for-sale securities	(3,736)	(702)
Undistributed income of joint venture	(5,913)	(260)
Restructuring and other special charges, net	3,705	—
Recognition of deferred gain on sale of building	(840)	(840)
Compensation recognized under employee stock plans	995	1,654
Changes in operating assets and liabilities:
Decrease in accounts receivable	55,138	123,049
(Increase) decrease in inventories	(34,781)	550
Increase in prepaid expenses and other current assets	(12,501)	(10,946)
Decrease in other assets	34,466	145,500
Increase (decrease) in income taxes payable	17,487	(18,410)
Refund of customer deposits under long-term purchase agreements	(26,500)	(30,000)
Net decrease in accounts payable, accrued liabilities and other liabilities	(215,538)	(161,819)
Decrease in accrued compensation and benefits	(8,963)	(399)

Net cash (used in) provided by operating activities	(93,007)	102,774

Cash flows from investing activities:
Purchases of property, plant and equipment	(283,576)	(371,410)
Proceeds from sale of property, plant and equipment	2,458	2,240
Business acquisitions, net of cash acquired	(6,265)	(26,509)
Purchases of available-for-sale securities	(867,115)	(2,729,547)
Proceeds from sales and maturities of available-for-sale securities	1,440,862	2,611,547

Net cash provided by (used in) investing activities	286,364	(513,679)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	13,678	567,727
Payments on debt and capital lease obligations	(48,792)	(184,734)
Proceeds from foreign grants and subsidies	81,596	74,781
Proceeds from issuance of stock	10,285	16,099

Net cash provided by financing activities	56,767	473,873
Effect of exchange rate changes on cash and cash equivalents	24,304	15,935

Net increase in cash and cash equivalents	274,428	78,903
Cash and cash equivalents at beginning of period	428,748	427,288

Cash and cash equivalents at end of period	$703,176	$506,191

Supplemental disclosures of cash flow information:
Cash paid (refunded) for:
Interest	$41,681	$17,212

Income taxes	$10,778	$23,342

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2003

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

The Company uses a 52- to 53- week fiscal year ending on the last Sunday in December. The quarters ended June 29, 2003 and June 30, 2002 each included 13 weeks. The six months ended June 29, 2003 and June 30, 2002 each included 26 weeks.

2.	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations or financial condition.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity – as either debt or equity in the balance sheet. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on the Company’s results of operations or financial condition.

3.	Stock-Based Incentive Compensation Plans

The Company uses the intrinsic value method to account for stock options issued to its employees under its stock option plans and amortizes deferred compensation, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effect on net earnings and net earnings per share are as follows for the quarters and six-month periods ended June 29, 2003 and June 30, 2002.

	Quarter Ended		Six Months Ended
(Thousands except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss—as reported	$(140,096)	$(184,938)	$(286,452)	$(194,101)
Plus: intrinsic value compensation expense recorded	507	785	995	1,654
Less: fair value compensation expenses	(15,482)	(40,597)	(37,680)	(87,509)

Net loss - pro forma	$(155,071)	$(224,750)	$(323,137)	$(279,956)

Basic net loss per share - as reported	$(0.40)	$(0.54)	$(0.83)	$(0.57)
Diluted net loss per share - as reported	$(0.40)	$(0.54)	$(0.83)	$(0.57)
Basic net loss per share - pro forma	$(0.45)	$(0.66)	$(0.93)	$(0.82)
Diluted net loss per share - pro forma	$(0.45)	$(0.66)	$(0.93)	$(0.82)

On June 27, 2003, the Company filed a Tender Offer Statement with the SEC, and made an offer, which was approved by the Company’s stockholders, to exchange certain stock options to purchase shares of the Company’s common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19.0 million shares of the Company’s common stock were tendered for exchange and cancelled on July 28, 2003. Subject to the terms of the offer to exchange, the Company will grant replacement options to purchase approximately 13.4 million shares of its common stock on or after January 29, 2004, in exchange for the options cancelled in the offer to exchange. The Company does not expect to record any compensation expense as the result of the transactions contemplated by this offer to exchange.

4.	Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of June 29, 2003:

(Thousands)	Cost	Fair Market Value
Cash equivalents:
Federal agency notes	$1,995	$2,004
Money market funds	662,857	663,122

Total cash equivalents	$664,852	$665,126

Short-term investments:
Bank notes	$2,727	$2,954
Federal agency notes	14,044	14,242
Auction Rate Preferred Stocks	5,000	5,002
Corporate notes	13,822	13,427

Total short-term investments	$35,593	$35,625

Long-term investments:
Equity investments	$7,765	$10,660

Total long-term investments (included in Other Assets)	$7,765	$10,660

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable debt securities (short-term investments) at June 29, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(Thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,990	$19,785
Due after one year	15,603	15,840

Total	$35,593	$35,625

Available-for-sale securities with maturities greater than twelve months are classified as short-term when they include investments of cash that are intended to be used in current operations. The Company realized net gains from the sale of available-for-sale securities in the first six months of 2003 of $3.7 million, which was included in interest and other income, net.

At June 29, 2003 and December 29, 2002, the Company had approximately $12 million and $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers compensation and leasehold deposits that were included in Other Assets. The fair value of the investments approximated cost at June 29, 2003 and December 29, 2002.

Included in cash and cash equivalents is a compensating balance of $200 million, which AMD Saxony is required to keep at all times through June 29, 2005 in an account with Dresdner Bank AG in connection with the Dresden Loan Agreements (as defined in Note 10). Also included in cash and cash equivalents is $33 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony in connection with the Dresden Loan Agreements. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans over the next four quarters.

5.	Net Loss Per Common Share

Potential dilutive common shares include shares issuable upon the exercise of outstanding employee stock options and the conversion of outstanding convertible notes and debentures. As the Company incurred net losses for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Potential dilutive common shares of approximately 77 million and 24 million for the three months ended June 29, 2003 and June 30, 2002 and 76 million and 23 million for the six months ended June 29, 2003 and June 30, 2002 were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

6.	Investment in Joint Venture

In 1993, the Company formed a joint venture with Fujitsu Limited, Fujitsu AMD Semiconductor Limited (formerly referred to as FASL and currently referred to as the Manufacturing Joint Venture), for the development and manufacture of non-volatile memory devices (See Note 12). The Manufacturing Joint Venture operated advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices, which were sold to the Company and Fujitsu. The Company’s Fab 25 in Austin, Texas, produced Flash memory devices for sale to the Manufacturing Joint Venture. The Company’s share of the Manufacturing Joint Venture was 49.992 percent and the investment was accounted for under the equity method prior to June 29, 2003. The Company’s share of the Manufacturing Joint Venture after tax net income during the second quarter of 2003 was $4.8 million. At June 29, 2003, the cumulative adjustment related to the translation of the Manufacturing Joint Venture financial statements into U.S. dollars resulted in a decrease in the investment in the Manufacturing Joint Venture of $0.5 million.

The following tables present the significant related party transactions and balances of the Manufacturing Joint Venture, which were included in the Company’s unaudited condensed consolidated financial statements:

	Quarter Ended		Six Months Ended
(Thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Royalty income	$12,280	$8,265	$24,611	$15,541
Purchases	166,247	88,382	356,595	175,881
Sales to the Manufacturing Joint Venture	112,812	—	222,570	—

(Thousands)	June 29, 2003	December 29, 2002
Royalty receivable	$9,216	$11,551
Accounts receivable	82,986	96,814
Accounts payable	130,329	108,890

As of June 29, 2003, the Company had $74 million in loan guarantees outstanding with respect to third-party loans incurred by the Manufacturing Joint Venture. As a result of the execution of the FASL LLC agreements with Fujitsu, which resulted in the integration of the Company’s and Fujitsu’s flash memory operations in the third quarter, these third party loans were refinanced and the existing guarantees had expired (See Note 12).

The following is condensed unaudited financial data of the Manufacturing Joint Venture:

	Quarter Ended		Six Months Ended
(Thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$273,935	$171,896	$565,037	$341,181
Gross (loss) profit	(22,872)	(5,491)	(12,955)	43,704
Operating (loss) income	(23,941)	(6,412)	(14,958)	41,944
Net loss	(13,395)	(28,289)	(9,618)	(4,243)

(Thousands)	June 29, 2003	December 29, 2002
Current assets	$283,720	$287,050
Non-current assets	967,271	1,056,107
Current liabilities	465,401	549,015

The Company’s share of the Manufacturing Joint Venture net income differs from the equity in net income of the Manufacturing Joint Venture reported on the condensed consolidated statements of operations. The difference is due to adjustments resulting from the intercompany profit eliminations and differences in U.S. and Japanese tax treatment of the Manufacturing Joint Venture income, which are reflected on the Company’s consolidated statements of operations. The Company has never received cash dividends from its investment in the Manufacturing Joint Venture.

In 2000, the Manufacturing Joint Venture further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon, (the Gresham Facility) to produce Flash memory devices for sale to the Manufacturing Joint Venture, the Company agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Guarantee). In 2001, Fujitsu closed the Gresham Facility due to the downturn of the Flash memory market. The Company disagreed with Fujitsu as to the amount, if any, owed under this Guarantee and has reached a settlement, subject to final internal approval by Fujitsu, which would result in a cash payment by the Company to Fujitsu. The settlement amount is immaterial to the Company’s financial statements, and was recorded in the Company’s statement of operations for the second quarter ended June 29, 2003.

7.	Segment Reporting

AMD operated in two reportable segments during the quarter and six months ended June 29, 2003: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. The aggregation of the Company’s operating segments into the Company’s reporting segments was made pursuant to the aggregation criteria set forth in Statement of Financial Accounting Standards No. 131 (SFAS 131). The Core Products segment includes microprocessors, Flash memory devices, Erasable Programmable Read-Only Memory (EPROM) devices, embedded processors, platform products, personal connectivity solutions products and networking products. The Foundry Services segment includes the sale of products to Legerity, Inc. and Vantis Corporation, the Company’s former voice communications products and programmable logic products subsidiaries. The Company terminated its foundry service arrangements with Legerity in the third quarter of 2002 and will terminate its foundry service arrangements with Vantis in the third quarter of 2003. The Company evaluates performance and allocates resources based on these segments’ operating income (loss).

The following table is a summary of sales and operating income (loss) by segment with reconciliation to net loss for the quarters and six months ended June 29, 2003 and June 30, 2002:

	Quarter Ended		Six Months Ended
(Thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Segment net sales:
Core Products segment	$645,261	$593,869	$1,359,816	$1,483,989
Foundry Services segment	—	6,430	—	18,383

Total segment net sales	$645,261	$600,299	$1,359,816	$1,502,372

Segment operating loss:
Core Products segment	$(123,498)	$(289,206)	$(248,971)	$(301,746)
Foundry Services segment	—	(7,458)	—	(8,461)

Total segment operating loss	(123,498)	(296,664)	(248,971)	(310,207)
Interest income and other, net	4,971	8,661	11,711	18,199
Interest expense	(26,364)	(15,729)	(52,169)	(27,887)
(Provision) benefit for income taxes	—	121,493	(2,936)	125,534
Equity in net income of joint venture	4,795	(2,699)	5,913	260

Net loss	$(140,096)	$(184,938)	$(286,452)	$(194,101)

8.	Comprehensive Income (Loss)

The following are the components of comprehensive loss:

	Quarter Ended		Six Months Ended
(Thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss	$(140,096)	$(184,938)	$(286,452)	$(194,101)
Net change in cumulative translation adjustments	62,420	138,745	102,993	101,356
Net change in unrealized gain/(loss) on cash flow hedges	(8,144)	40,290	(11,628)	33,418
Net change in unrealized gain/(loss) on available-for-sale securities	1,518	91	(181)	(1,077)

Other comprehensive income	55,794	179,126	91,184	133,697

Comprehensive loss	$(84,302)	$(5,812)	$(195,268)	$(60,404)

The components of accumulated other comprehensive income are as follows:

(Thousands)	June 29, 2003	December 29, 2002
Net unrealized gain on available-for-sale securities, net of taxes of $1,143 in 2003 and $1,250 in 2002	$1,971	$2,152

Net unrealized gain on cash flow hedges, net of taxes of $17,143 in 2003 and $17,511 in 2002	17,451	29,079

Cumulative translation adjustments	121,667	18,674

	$141,089	$49,905

9.	Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan will result in the reduction of approximately 2,000 positions or 15 percent of the Company’s employees, affecting all levels of its workforce in almost every organization. As part of this plan, and as a result of the Company’s technology agreement with IBM to develop future generations of the Company’s logic process technology, the Company has ceased its silicon processing associated with logic research and development in its Submicron Development Center (SDC) in Sunnyvale, California and has eliminated most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan has resulted in the consolidation of facilities, primarily at the Company’s Sunnyvale, California site and at sales offices worldwide. The Company is in the process of vacating, and attempting to sublease, certain facilities currently occupied under long-term operating leases. The Company has also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, the Company recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that had no future use because of its association with discontinued logic development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million primarily related to vacating and consolidating the Company’s facilities and $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

The Company expects to substantially complete the activities associated with the 2002 Restructuring Plan by the end of December 2003. As of June 29, 2003, 1,429 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $47 million for severance and employee benefit costs.

During the first quarter of 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that had been identified as no longer useful in the Company’s operations. As a result, the Company recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the equipment’s sale.

The following table summarizes activities under the 2002 Restructuring Plan through June 29, 2003:

(Thousands)	Severance and Employee Benefits	Asset impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	36,600	—	140,668	92	177,360
Q2 2003 cash charges	(14,922)	—	(8,309)	(77)	(23,308)

Accruals at June 29, 2003	$21,678	$—	$132,359	$15	$154,052

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. The Company has substantially completed its execution of the 2001 Restructuring Plan, with the exception of the facilities and equipment decommission activities, which are expected to be completed by the end of 2003. During the first quarter of 2003, the Company reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, the Company also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Restructuring Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges, net.

The following table summarizes activities under the 2001 Restructuring Plan during the six months ended June 29, 2003:

(Thousands)	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$15,055	$646	$15,701
Q1 2003 cash charges	(630)	—	(630)
Q1 2003 non-cash adjustment	(7,400)	—	(7,400)

Accruals at March 30, 2003	7,025	646	7,671
Q2 2003 cash charges	(226)	—	(226)

Accruals at June 29, 2003	$6,799	$646	$7,445

As of June 29, 2003 and December 29, 2002, $107 million and $113 million of the total restructuring accruals of $161 million and $213 million were included in Other Liabilities (long-term) on the balance sheets. (See Note 11.)

10.	Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The following table summarizes guarantees that the Company has issued as of June 29, 2003:

(In Thousands)	Maximum	Amounts of guarantee expiration per period
	Amounts Guaranteed	2003	2004	2005	2006		2007	2008 and Beyond
Dresden intercompany guarantee	$313,712	$—	$—	$—	$313,712	*	$—	$—
BAC payment guarantee	28,571	28,571	—	—	—		—	—
AMTC payment guarantee	36,571	—	—	—	—		36,571	—
AMTC rental guarantee	134,406	—	—	—	—		—	134,406	*
Manufacturing Joint Venture guarantee (Note 6)	74,000	74,000	—	—	—		—	—

Total guarantee	$587,260	$102,571	$—	$—	$313,712		$36,571	$134,406

*	Amounts outstanding will diminish until the expiration of the guarantee.

Dresden Term Loan Agreements and Dresden Intercompany Guarantee

AMD Saxony Limited Liability Company & Co. KG, (AMD Saxony, formerly known as AMD Saxony Manufacturing GmbH), an indirect wholly-owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project.

Because most of the amounts under the Dresden Loan Agreements were denominated in deutsche marks (converted to euros), the dollar amounts discussed below are subject to change based on applicable conversion rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used the exchange rate of 0.875 euro to one U.S. dollar as of June 29, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

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

The Dresden Loan Agreements require that the Company partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of June 29, 2003, the balances were $168 million of subordinated loans, $197 million of revolving loans and $286 million of equity investments in AMD Saxony, net of repayments. These amounts have been eliminated in the Company’s consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $877 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $627 million of such loans outstanding as of June 29, 2003, which is included in the Company’s consolidated balance sheets.

The Dresden Loan Agreements, as amended, also require that the Company:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $127 million or more than $343 million, until the bank loans are repaid in full. As of June 29, 2003, the maximum exposure and the amount outstanding under the guarantee was $314 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in the Company’s consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if the Company, AMD Saxony, AMD Saxony Holding GmbH (AMD Holding), AMD Saxony Admin GmbH or AMD Saxony LLC failed to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	the Company’s failure to fund equity contributions or loans or otherwise comply with the Company’s obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the occurrence of a default under the Company’s July 2003 Loan Agreement (See Note 12); and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to the Company of more than $2.5 million and that is not cured by the Company, would result in a cross-default under the Dresden Loan Agreement. As of June 29, 2003, the Company was in compliance with all conditions of the Dresden Loan Agreements.

In the event the Company is unable to meet its obligations to AMD Saxony as required under the Dresden Loan Agreements, the Company will be in default under the Dresden Loan Agreements, which would permit acceleration of certain indebtedness, which could have a material adverse effect on the Company. The occurrence of a default under the Dresden Loan Agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC entered into an $86 million bridge loan in June 2002, and BAC and AMTC entered into a $137 million revolving credit facility and an $86 million term loan in December 2002. When drawn, the term loan will replace the bridge loan. Also in December 2002, in order to occupy the photomask facility, BAC and AMTC entered into a rental agreement. With regard to these commitments by BAC and AMTC, the Company guaranteed up to approximately $29 million plus interest and expenses under the bridge loan, up to approximately $37 million plus interest and expenses under the revolving loan, up to approximately $29 million plus interest and expenses under the term loan (which will replace the bridge loan guarantee when the term loan is drawn), and up to approximately $18 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under the rental agreement and more than one joint venture partner under its guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $134 million. As of June 29, 2003, $74 million was outstanding under the bridge loan, and no amounts were drawn under the revolving credit facility or the term loan.

The Company has not recorded any liability in its consolidated financial statements associated with these guarantees.

Warranties and Indemnities

At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranties, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on historical experience. Remaining warranty accruals are evaluated periodically and are adjusted for changes in experience.

The Company generally offers a three-year limited warranty to end users for certain of its boxed microprocessor products, and a one-year limited warranty only to direct purchasers for all other products.

Changes in the Company’s potential liability for product warranty during the six months ended June 29, 2003 were as follows (in thousands):

Balance at December 29, 2002	$19,369
New warranties issued during the period	17,973
Settlements during the period	(15,597)
Changes in liability for pre-existing warranties during the period, including expirations	(154)

Balance at June 29, 2003	$21,591

In addition to product warranties, the Company, from time to time, in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations were not material.

11.	Other Liabilities

The Company’s other long-term liabilities at June 29, 2003 and December 29, 2002 consisted of:

(In thousands)	June 29, 2003	December 29, 2002
Dresden deferred grants and subsidies	$210,767	$146,346
Restructuring accrual	107,030	112,567
Other	41,828	63,169

	$359,625	$322,082

12.	Subsequent Events

FASL LLC

Effective June 30, 2003, the Company and Fujitsu Limited executed several agreements which resulted in the integration of the Company’s and Fujitsu’s Flash memory operations in the third quarter. The new company, FASL LLC, is 60 percent owned by the Company and 40 percent owned by Fujitsu Limited. The Company contributed or sold its Flash memory operations, including related inventory, its manufacturing facility located in Austin, Texas (Fab 25), its Submicron Development Center in Sunnyvale, California, and its Flash memory assembly and test operations in Thailand, Malaysia and China, in exchange for membership interests in FASL LLC and a $261 million promissory note. AMD also loaned to FASL LLC $120 million pursuant to a promissory note. The note has a term of three years and bears interest at LIBOR plus 4%. Interest payments only are due in quarterly installments for the first two years. Payments of principal (along with interest) are due in equal installments over the last four quarters of the note. Fujitsu contributed its Flash memory division including related inventory, $140 million in cash and its Fujitsu Microelectronics (Malaysia) Sdn. Bhd. final assembly and test operations. The Company and Fujitsu also contributed the existing Manufacturing Joint Venture located in Aizu-Wakamatsu, which became a wholly owned subsidiary of FASL LLC. Fujitsu also loaned to FASL LLC $40 million pursuant to a promissory note. The terms of Fujitsu’s note are substantially similar to the terms of the Company’s note.

The Company holds a majority voting and economic interest in FASL LLC and controls its operations. Accordingly, the Company will consolidate the operations and financial position of FASL LLC in its consolidated third quarter 2003 financial statements as of the date of commencement of FASL LLC operations. For accounting purposes, the Company is deemed to have acquired an incremental 10 percent interest in the existing Manufacturing Joint Venture and 60 percent interest in the assets contributed by Fujitsu. In addition, the Company is deemed to have sold 40 percent of its interest in its contributed assets, excluding its interest in the existing manufacturing joint venture. An independent fair market value appraisal for this transaction is currently in process and is expected to be completed by the end of the third quarter. Based on the results of the appraisal, during the third quarter of 2003, the Company may be required to recognize a gain or loss on the sale of its interests in the assets contributed to FASL LLC. At this time the Company cannot estimate the results of the appraisal or the gain or loss, if any, that would be recognized as a result of this transaction.

Amendment of Note Payable to Bank

On July 7, 2003, the Company amended and restated its 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution (the July 2003 Loan Agreement). The July 2003 Loan Agreement provides for a secured revolving line of credit of up to $200 million that expires in July of 2007. The Company can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of its eligible accounts receivable from OEMs and 50 percent of its eligible accounts receivable from distributors. The Company must comply with certain financial covenants if the level of net domestic cash (as defined in the July 2003 Loan Agreement) it holds declines below $200 million. At June 29, 2003, net domestic cash, as defined, totaled $416 million. The July 2003 Loan Agreement restricts the Company’s ability to pay cash dividends on its common stock if the level of its net domestic cash declines below $200 million. The Company’s obligations under the July 2003 Loan Agreement are secured by all of its accounts receivable, inventory, general intangibles and the related proceeds. FASL LLC’s assets, accounts receivable, inventory and general intangibles are not pledged as security for the Company’s obligations. As of June 29, 2003, no amount was outstanding under the July 2003 Loan Agreement.

Amendment and Assignment of September 2002 Loan Agreement

On July 11, 2003, the Company amended its September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.1 percent at June 29, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of June 29, 2003, $96 million was outstanding under the September 2002 Loan Agreement. Following the assignment, as of July 11, 2003, $89.4 million was outstanding under the July 2003 FASL Term Loan. The Company guaranteed 60 percent of this amount. FASL LLC must also comply with additional financial covenants if its net domestic cash balance (as defined in the July 2003 FASL Term Loan Agreement) declines below $130 million through the first quarter of 2004, $120 million between the second quarter of 2004 through 2005 and $100 million in 2006. At any time that net domestic cash is less than these thresholds, FASL LLC must also maintain minimum levels of adjusted tangible net worth and EBITDA and a minimum fixed charge coverage ratio.

Manufacturing Joint Venture Loan Refinancing

As a result of the execution of the FASL LLC agreements with Fujitsu, the existing Manufacturing Joint Venture’s third party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of $150 million entered into between a wholly owned subsidiary of FASL LLC and a Japanese financial institution. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. In turn, the Company agreed to pay Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this facility. Because AMD will consolidate FASL LLC, the full amount of the third party loan will be reflected in the Company’s consolidated financial statements.

Sale Leaseback Transaction

On July 18, 2003, a wholly owned subsidiary of FASL LLC entered into a sale and leaseback transaction for certain equipment with a third party financial institution in the amount of $100 million. The Company guaranteed up to approximately $50 million, or 50 percent, of the outstanding obligations, under the lease arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements in this report relate to, among other things, operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to transition to new products and technologies in a timely and effective way; our ability to produce microprocessors in the volume required by customers; our ability to maintain average selling prices of microprocessors despite aggressive marketing and pricing strategies of our competitors; our ability to introduce in a timely manner and achieve market acceptance for our eighth-generation microprocessors and produce them in the volumes required by the market at acceptable yields; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; a recovery in the economy leading to increased demand for our products; a recovery in the communication and networking industries leading to an increase in the demand for Flash memory products; the effect of foreign currency hedging transactions; the process technology transitions in our submicron integrated circuit manufacturing facilities located in Dresden, Germany (Fab 30), and in FASL LLC’s manufacturing facilities located in Austin, Texas (Fab 25) and Aizu-Wakamatsu, Japan (JV2 and JV3); the financing and further construction of FASL LLC’s manufacturing facilities; and our ability to successfully integrate the operations of our newly formed majority owned subsidiary, FASL LLC, and sustain any benefit from it. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth below beginning on page 28 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in this report and our Audited Consolidated Financial Statements and related notes as of December 29, 2002 and December 30, 2001 and for each of the three years in the period ended December 29, 2002 as filed in our Annual Report on Form 10-K.

AMD, the AMD Arrow logo, and combinations thereof, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron are trademarks of Advanced Micro Devices, Inc. in the United States and/or other jurisdictions. Spansion and MirrorBit are trademarks of FASL LLC in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft and Windows are trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

We operated in two reportable segments during the quarter and six months ended June 29, 2003: the Core Products segment, which reflects the aggregation of the PC processor, memory products and Other IC products operating segments, and the Foundry Services segment. Our Core Products segment includes our PC processor products, Memory products and Other IC products. PC processor products include our AMD OpteronTM, AMD AthlonTM and AMD DuronTM microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory, or EPROM devices. Other IC products include platform products, which primarily consist of chipsets, embedded processors, networking products and personal connectivity solutions products. Our Foundry Services segment consisted of fees from Legerity, Inc. and Vantis Corporation, our former voice communications products and programmable logic products subsidiaries. We terminated our foundry services arrangement with Legerity in the third quarter of 2002 and will terminate the foundry service arrangement with Vantis in the third quarter of 2003.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 29, 2003 and June 30, 2002 each included 13 weeks. The six months ended June 29, 2003 and June 30, 2002 each included 26 weeks.

The following is a summary of our net sales by segment for the periods presented below:

	Quarters Ended			Six Months Ended
(Millions)	June 29, 2003	March 30, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Core Products segment:
PC Processors	$402	$468	$380	$870	$1,064
Memory Products	211	218	175	429	335
Other IC Products	32	29	39	61	85

	645	715	594	1,360	1,484
Foundry Services segment	—	—	6	—	18

	$645	$715	$600	$1,360	$1,502

Net Sales Comparison of Quarters Ended June 29, 2003 and March 30, 2003

Net sales of $645 million for the second quarter of 2003 decreased 10 percent compared to net sales of $715 million for the first quarter of 2003.

PC Processors net sales of $402 million decreased 14 percent in the second quarter of 2003 compared to the first quarter of 2003. The decrease in net sales was due to decreases in both unit sales and average selling prices due to weaker than anticipated channel sales in Asia and Europe. In the third quarter of 2003, we expect PC processors sales to increase due to normal seasonality and improved product mix due to increased shipments of our AMD Opteron microprocessors.

Memory products net sales of $211 million decreased 3 percent in the second quarter of 2003 compared to the first quarter of 2003. The decrease in net sales was due to a decline in average selling prices, caused by a decrease in sales to the high-end cellular phone market in Asia due to issues surrounding the SARS outbreak, partially offset by an increase in unit sales in other geographic areas. In the third quarter of 2003, we expect our reported Flash memory device sales to increase significantly, primarily due to the consolidation of FASL LLC’s sales with ours on our statement of operations beginning June 30, 2003 and also due to increased sales and market share gains in the high-end cellular handset market and recovery of the Asian markets.

Other IC products net sales of $32 million increased 10 percent in the second quarter of 2003 compared to the first quarter of 2003 primarily due to increased chipset sales.

We did not receive foundry services fees in the second quarter of 2003 due to the termination of our foundry services arrangement with Legerity in the third quarter of 2002 and the expected termination of our foundry service arrangement with Vantis in the third quarter of 2003.

Net Sales Comparison of Quarters Ended June 29, 2003 and June 30, 2002

Net sales of $645 million for the second quarter of 2003 increased 7 percent compared to net sales of $600 million for the second quarter of 2002.

PC Processors net sales of $402 million increased 6 percent in the second quarter of 2003 compared to the second quarter of 2002 due to an increase in unit shipments, partially offset by a decline in average selling prices.

Memory products net sales of $211 million increased 20 percent in the second quarter of 2003 compared to the second quarter of 2002 due to an increase in average selling prices caused by shipping a higher density mix of product. This was partially offset by a decline in unit sales.

Other IC products net sales of $32 million decreased 18 percent in the second quarter of 2003 compared to the second quarter of 2002 primarily due to decreased net sales from networking and embedded processor products.

We did not receive foundry services fees in the second quarter of 2003 compared to $6 million in the second quarter of 2002, due to the termination of our foundry services arrangement with Legerity in the third quarter of 2002 and the expected termination of our foundry service arrangement with Vantis in the third quarter of 2003.

Net Sales Comparison of Six Months Ended June 29, 2003 and June 30, 2002

Net sales of $1,360 million for the first six months of 2003 decreased by 9 percent compared to net sales of $1,502 million for the first six months of 2002.

PC Processors net sales of $870 million decreased 18 percent in the first six months of 2003 compared to the first six months of 2002 primarily due to a decrease in average selling prices of our microprocessors.

Memory products net sales of $429 million increased 28 percent in the first six months of 2003 compared to the first six months of 2002 due to increases in both unit shipments and average selling prices.

Other IC products net sales of $61 million in the first six months of 2003 decreased 28 percent compared to the first six months of 2002 due to decreases in net sales from networking and embedded processor products.

We did not receive foundry services fees in the first six months of 2003 compared to $18 million in the first six months of 2002 due to the termination of our foundry services arrangement with Legerity in the third quarter of 2002 and the expected termination of our foundry service arrangement with Vantis in the third quarter of 2003.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarters Ended			Six Months Ended
(Millions except for gross margin percentage)	June 29, 2003	March 30, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Cost of sales	$425	$497	$558	$922	$1,145
Gross margin percentage	34%	31%	7%	32%	24%
Research and development	$209	$203	$178	$412	$350
Marketing, general and administrative	135	138	160	273	317
Interest and other income, net	5	7	9	12	19
Interest expense	26	26	16	52	28

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

The gross margin percentage of 34 percent in the second quarter of 2003 increased from 31 percent in the first quarter of 2003 and increased from 7 percent in the second quarter of 2002. The gross margin percentage of 32 percent for the first six months of 2003 increased from 24 percent for the first six months of 2002. The increase in gross margin percentage in the second quarter of 2003 compared to the first quarter of 2003 was primarily attributable to cost savings realized as a result of our 2002 Restructuring Plan, partially offset by a decrease in average selling prices of both Flash memory devices and PC processor products. The increase in gross margin percentage in the second quarter of 2003 compared to the second quarter in 2002 was primarily due to cost savings realized pursuant to the 2002 Restructuring Plan and due to an increase in revenue. The increase in gross margin percentage in the first six months of 2003 compared to the first six months of 2002 was primarily due to cost savings realized pursuant to the 2002 Restructuring Plan, partially offset by decrease in average selling prices of both Flash memory devices and PC processor products.

Research and development expenses of $209 million in the second quarter of 2003 were relatively flat compared to the first quarter of 2003 and increased 17 percent compared to the second quarter of 2002. Research and development expenses of $412 million in the first six months of 2003 increased 17 percent compared to the first six months of 2002. The increase in research and development expenses in the second quarter of 2003 compared to the second quarter of 2002 and in the first six months of 2003 compared to the first six months of 2002 was primarily due to higher volume of research and development wafer starts related to our AMD Opteron microprocessors.

We amortize the foreign capital grants, interest subsidies and research and development subsidies that we received from the State of Saxony for Fab 30 as they are earned. The amortization of these grants and subsidies are recognized as credits to research and development expenses and cost of sales. These credits totaled $4.7 and $11.1 million in the second quarter of 2003, $5.4 and $10.9 million in the first quarter of 2003 and $4.2 and $10.8 million in the second quarter of 2002. In the first six months of 2003, these credits totaled $10.1 and $22 million. In the first six months of 2002, these credits totaled $7.6 and $21.2 million.

Marketing, general and administrative expenses of $135 million in the second quarter of 2003 were relatively flat compared to the first quarter of 2003. Marketing, general and administrative expenses in the second quarter of 2003 decreased 16 percent compared to the second quarter of 2002, and decreased 14 percent in the first six months of 2003 compared to the first six months of 2002. The decreases were primarily a result of cost savings realized as a result of the 2002 Restructuring Plan and the discontinuation of certain marketing and promotional activities for the AMD Athlon microprocessor.

In the second quarter of 2003, interest and other income, net, of $5 million decreased 26 percent compared to the first quarter of 2003, 43 percent compared to the second quarter of 2002, and 36 percent compared to the first six months of 2002, in each case, primarily due to lower cash and investment balances resulting in lower investment income.

Interest expense in the second quarter of 2003 increased 68 percent compared to the second quarter of 2002 due primarily to the effect of the 4.50% Convertible Senior Notes due 2007 sold in November 2002 and the $110 million term loan drawn at the end of September 2002. Interest expense of $52 million in the first six months of 2003 increased 87 percent compared to the first six months of 2002. The increase was due primarily to the effect of the 4.50% notes sold in November 2002 and the $110 million term loan drawn at the end of September 2002. In addition, we capitalized interest of $9 million in the first six months of 2002 on continued expansion and facilitization of Fabs 25 and 30 compared to $1.4 million in the first six months of 2003.

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory. The 2002 Restructuring Plan will result in the reduction of approximately 2,000 positions or 15 percent of our employees, affecting all levels of our workforce in almost every organization. As part of this plan, and as a result of our technology agreement with IBM to develop future generations of our logic process technology, we have ceased silicon processing associated with logic research and development in our Submicron Development Center (SDC) and have eliminated most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan has resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We are in the process of vacating, and attempting to sublease, certain facilities currently occupied under long-term operating leases. We have also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, we recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that has no future use because of its association with discontinued logic development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million primarily related to vacating and consolidating our facilities and $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

We expect to substantially complete the activities associated with the 2002 Restructuring Plan by the end of December 2003. As of June 29, 2003, 1,429 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $47 million in severance and employee benefit costs.

During the first quarter of 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that has been identified as no longer useful in our operations. As a result, we recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the equipment’s sale.

The following table summarizes activities under the 2002 Restructuring Plan through June 29, 2003:

(Thousands)	Severance and Employee Benefits	Asset impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	$36,600	$—	$140,668	$92	$177,360
Q2 2003 cash charges	(14,922)	—	(8,309)	(77)	(23,308)

Accruals at June 29, 2003	$21,678	$—	$132,359	$15	$154,052

As a result of the 2002 Restructuring Plan, we currently expect to realize cost reductions of approximately $150 million in 2003. As of June 29, 2003, the actions taken to date, pursuant to the 2002 Restructuring Plan, resulted in actual expense reduction of approximately $70 million. We have also implemented cost savings measures which are incremental to the expense reductions resulting from the 2002 Restructuring Plan.

In 2001, we announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. We have substantially completed our execution of the 2001 Restructuring Plan, with the exception of the facilities and equipment decommission activities which are expected to be completed by the end of 2003. During the first quarter of 2003, we reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, we also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Restructuring Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges, net.

The following table summarizes activities under the 2001 Restructuring Plan during the first six months ended June 29, 2003:

(Thousands)	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$15,055	$646	$15,701
Q1 2003 cash charges	(630)	—	(630)
Q1 2003 non-cash adjustment	(7,400)	—	(7,400)

Accruals at March 30, 2003	$7,025	$646	$7,671
Q2 2003 cash charges	(226)	—	(226)

Accruals at June 29, 2003	$6,799	$646	$7,445

As a result of the 2001 Restructuring Plan, we expected to realize cost reductions of $129 million on an annualized basis. The actions taken to date have resulted in actual savings of approximately $83 million in 2002, and additional savings of approximately $64 million in the first six months of 2003.

Income Taxes

We recorded no income tax benefit against our pre-tax losses in the second quarter of 2003 and an income tax provision of $3 million in the first quarter of 2003. The income tax provision recorded in the first quarter of 2003 was primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in the first or second quarter of 2003 on pre-tax losses due to continuing operating losses. The effective tax benefit rate for the quarter and six months ended June 30, 2002 was 40 and 39 percent, due primarily to the benefits of operating losses.

Other Items

International sales as a percent of net sales were 73 percent in the second quarter of 2003 compared to 73 percent in the first quarter of 2003 and 72 percent in the second quarter of 2002. International sales as a percent of net sales were 73 percent in the first six months of 2003 and 68 percent in the first six months of 2002. During the second quarter of 2003 and 2002, approximately four percent of our net sales were denominated in currencies other than the U.S. dollar. The majority of these sales were denominated in euros. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Segment Income (Loss)

We operated in two reportable segments during the quarter and six months ended June 29, 2003: the Core Products segment, which reflects the aggregation of the PC processors, memory products and Other IC products operating segments, and the Foundry Services segment. The Core Products segment includes PC processors, Memory products and other IC products. PC processor products include our AMD Opteron, AMD Athlon and AMD Duron microprocessors. Memory products include Flash memory devices and EPROMs. Other IC products include platform products, which primarily consist of chipsets, embedded processors, networking products and personal connectivity solutions products. The Foundry Services segment included fees for products sold to Legerity and Vantis. We terminated our foundry services arrangement with Legerity in the third quarter of 2002 and will terminate the foundry service arrangement with Vantis in the third quarter of 2003. For a comparison of segment net sales, refer to the previous discussions on net sales by product group.

The following is a summary of operating loss by segment for the periods presented below:

	Quarters Ended			Six Months Ended
(Millions)	June 29, 2003	March 30, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Core Products	$(123)	$(125)	$(289)	$(249)	$(302)
Foundry Services	—	—	(7)	—	(8)

Total segment operating income (loss)	$(123)	$(125)	$(296)	$(249)	$(310)

Core Products’ operating results for the second quarter of 2003 were relatively flat compared to the first quarter of 2003 and increased by $166 million compared to the second quarter of 2002. Core Products’ operating results in the first six months of 2003 increased by $53 million compared to the first six months of 2002. These increases were primarily due to cost savings realized pursuant to the 2002 Restructuring Plan and increased unit sales of Flash memory devices, partially offset by decrease in average selling prices of both Flash memory devices and PC processor products.

FINANCIAL CONDITION

Net cash used by operating activities was $93 million in the first six months of 2003, primarily as a result of our year-to-date net loss of $286 million, non-cash credits of $32 million from foreign grant and subsidy income, changes in the allowance for doubtful accounts of $5 million, and other uses of cash in operating activities of approximately $191 million due to net changes in operating assets and liabilities, offset by non-cash charges, including $423 million of depreciation and amortization. The net changes in operating assets and liabilities included a payment of $90 million for technology licenses and approximately $33 million of severance payment under the 2002 Restructuring Plan.

Net cash provided by operating activities was $103 million in the first six months of 2002 as a result of non-cash charges, including $357 million of depreciation and amortization, $17 million of net loss on disposal of property, plant and equipment and other cash provided by operating activities of approximately $48 million due to net changes in operating assets and liabilities, offset by our year-to-date net loss of $194 million and non-cash credits of $127 million from net changes in deferred income taxes and foreign grant and subsidy income.

Net cash provided by investing activities was $286 million during the first six months of 2003, primarily as a result of $574 million of net cash inflow from purchases and sales of available-for-sale securities, offset by $284 million used for the purchases of property, plant and equipment.

Net cash used by investing activities was $514 million in the first six months of 2002, primarily due to $371 million used for the purchases of property, plant and equipment, $27 million, net of cash acquired, to purchase Alchemy Semiconductor and $118 million of net cash outflow from purchases and sales of available-for-sale securities.

Net cash provided by financing activities was $57 million during the first six months of 2003, primarily due to $82 million of capital investment grants received from the German government as part of the Dresden Fab 30 loan agreements, $14 million in proceeds from borrowings under our notes payable and equipment sale-leaseback, and $10 million of proceeds primarily from sale of stock under our Employee Stock Purchase Plan, offset by $49 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $474 million in the first six months of 2002, primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our convertible senior debentures, $75 million in borrowings under our loan agreement, $16 million in proceeds from the issuance of stock in connection with stock option exercises and purchases under our Employee Stock Purchase Plan and $75 million of capital investment grants from the German government as part of the Dresden Fab 30 loan agreements. These proceeds were offset by $185 million in payments on debt and capital lease obligations.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations and principal guarantees at June 29, 2003, and are supplemented by the discussion following the tables.

Principal Contractual Cash Obligations at June 29, 2003 were:

	Payments Due By Period
(In Thousands)	Total	2003	2004	2005	2006	2007	2008 and beyond
September 2002 Loan Agreement	$96,250	$13,750	$27,500	$27,500	$27,500	$—	$—
4.75% Convertible Senior Debentures Due 2022	500,000	—	—	—	—	—	500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	—	402,500	—
Dresden term loans	627,429	17,143	17,143	325,714	267,429	—	—
Capital lease obligations	38,523	8,037	17,078	7,078	4,884	1,446	—
Operating leases	444,344	28,065	51,637	45,966	39,114	39,041	240,521
Unconditional purchase commitments	135,174	25,138	49,958	49,648	2,726	2,568	5,136

Total contractual cash obligations	$2,244,220	$92,133	$163,316	$455,906	$341,653	$445,555	$745,657

Principal Guarantees at June 29, 2003 were:

(In Thousands)	Maximum Amounts Guaranteed	Amounts of guarantee expiration per period
		2003	2004	2005	2006		2007	2008 and Beyond
Dresden intercompany guarantee	$313,712	$—	$—	$—	$313,712	*	$—	$—
BAC payment guarantee	28,571	28,571	—	—	—		—	—
AMTC payment guarantee	36,571	—	—	—	—		36,571	—
AMTC rental guarantee	134,406	—	—	—	—		—	134,406	*
Manufacturing Joint Venture guarantee	74,000	74,000	—	—	—		—	—

Total guarantees	$587,260	$102,571	$—	$—	$313,712		$36,571	$134,406

*	Amounts outstanding will diminish until the expiration of the guarantee.

Notes Payable to Banks

We entered into a Loan and Security Agreement with a consortium of banks led by a domestic financial institution on July 13, 1999, as amended and restated on July 7, 2003 (the July 2003 Loan Agreement). The July 2003 Loan Agreement provides for a secured revolving line of credit of up to $200 million that expires in July of 2007. We can borrow, subject to amounts that may be set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We must comply with certain financial covenants if the level of net domestic cash (as defined in the July 2003 Loan Agreement) we hold declines below $200 million. At June 29, 2003, net domestic cash, as defined, totaled $416 million. The July 2003 Loan Agreement restricts our ability to pay cash dividends on our common stock if the level of our net domestic cash declines below $200 million. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles and the related proceeds. FASL LLC’s assets, accounts receivable, inventory and general intangibles are not pledged as security for our obligations. As of June 29, 2003, no amount was outstanding under the July 2003 Loan Agreement.

September 2002 FASL Term Loan Agreement

On September 27, 2002, we entered into a term loan and security agreement with a domestic financial institution (formerly referred to as the September 2002 Loan Agreement). Under the agreement, we arranged for borrowings of up to $155 million to be secured by certain property, plant and equipment located at Fab 25. We borrowed $110 million in September of 2002 under this agreement. On July 11, 2003, we amended the September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.1 percent at June 29, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of June 29, 2003, $96 million was outstanding under the September 2002 Loan Agreement. Following the assignment, as of July 11, 2003, $89.4 million was outstanding under the July 2003 FASL Term Loan. We guaranteed 60 percent of this amount. FASL LLC must also comply with additional financial covenants if its net domestic cash balance (as defined in the July 2003 FASL Term Loan Agreement) declines below $130 million through the first quarter of 2004, $120 million between the second quarter of 2004 through 2005 and $100 million in 2006. At any time that net domestic cash is less than these thresholds, FASL LLC must also maintain minimum levels of adjusted tangible net worth and EBITDA and a minimum fixed charge coverage ratio.

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

Dresden Term Loans and Dresden Intercompany Guarantee

AMD Saxony, an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.7 billion when it is fully equipped by the end of 2005. As of June 29, 2003, we had invested $2.2 billion in AMD Saxony.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG in order to finance the project.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate of 0.875 euro to one U.S. dollar as of June 29, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

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

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of June 29, 2003, the balances were $168 million of subordinated loans, $197 million of revolving loans and $286 million of equity investments in AMD Saxony, net of repayments. These amounts have been eliminated in our consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $877 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $627 million of such loans outstanding as of June 29, 2003, which are included in our consolidated balance sheets.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony’s outstanding bank debt, or $408 million;

•	capital investment grants and allowances totaling $476 million; and

•	interest subsidies totaling $175 million.

Of these amounts, AMD Saxony had received approximately $364 million in capital investment grants and allowance, $114 million in interest subsidies. In addition, AMD Saxony received advanced payments for interest subsidies amounting to $37 million, of which approximately $4 million is restricted from our access for more than one year, and is therefore included in Other Assets. In addition to the above mentioned subsidies, AMD Saxony also received $44 million in research and development subsidies through June 29, 2003. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated December 2003 employment levels as a result of the 2002 Restructuring Plan (see Note 9 of the Condensed Consolidated Financial Statements). Consequently, the anticipated headcount is below the level required to be maintained by the Subsidy Agreement. Based on these revised headcount estimates, the maximum amount of capital investment grants and allowances available under the Subsidy Agreement would be reduced from $476 million to $416 million. We adjusted the quarterly amortization of these amounts accordingly. There have been no conditions of noncompliance through June 29, 2003 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $127 million or more than $343 million, until the bank loans are repaid in full. As of June 29, 2003, the maximum exposure and the amount outstanding under the guarantee was $314 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in our consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan agreement if we, AMD Saxony, AMD Saxony Holding GmbH (AMD Holding), AMD Saxony Admin GmbH or AMD Saxony LLC failed to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC; and

•	the occurrence of a default under the July 2003 Loan Agreement; and

•	noncompliance with specified financial covenants.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements. As of June 29, 2003, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of certain indebtedness, which could have a material adverse effect on us. The occurrence of a default under the Dresden Loan Agreements would likely result in a cross-default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Capital Lease Obligations

As of June 29, 2003, we had capital lease obligations of approximately $39 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment.

Operating Leases, Unconditional Purchase Commitments and Other Operating Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of June 29, 2003 were approximately $444 million, of which $135 million was recorded as a liability for certain facilities pursuant to our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of June 29, 2003 were approximately $135 million for periods through 2009.

Facilities and Guarantees Related to the Manufacturing Joint Venture

AMD and Fujitsu Limited formed a joint venture in 1993, formerly referred to as FASL and currently referred to as the Manufacturing Joint Venture, that operates advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices.

In 2000, the Manufacturing Joint Venture further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon, (the Gresham Facility) to produce Flash memory devices for sale to the Manufacturing Joint Venture, we agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility (the Credit Facility) with a third-party bank (the Fujitsu Guarantee). In 2001, Fujitsu closed the Gresham Facility due to the downturn of the Flash memory market. We disagreed with Fujitsu as to the amount, if any, owed under this Guarantee and have reached a settlement, subject to final internal approval by Fujitsu, which would result in a cash payment by us to Fujitsu. This settlement amount is immaterial to our financial statements, and was recorded in our second quarter statement of operations ended June 29, 2003.

Effective June 30, 2003, we and Fujitsu Limited executed several agreements which resulted in the integration of our and Fujitsu’s Flash memory operations in the third quarter. The new company, FASL LLC, is 60 percent owned by us and 40 percent owned by Fujitsu Limited. We contributed or sold our Flash memory operations, including related inventory, our manufacturing facility located in Austin, Texas (Fab 25), our Submicron Development Center in Sunnyvale, California, and our Flash memory assembly and test operations in Thailand, Malaysia and China, in exchange for membership interests in FASL LLC and a $261 million promissory note. We also loaned to FASL LLC $120 million pursuant to a promissory note. The note has a term of three years and bears interest at LIBOR plus 4%. Interest payments only are due in quarterly installments for the first two years. Payments of principal (along with interest) are due in equal installments over the last four quarters of the note. Fujitsu contributed its Flash memory division, including related inventory, $140 million in cash and its Fujitsu Microelectronics (Malaysia) Sdn. Bhd. final assembly and test operations. We and Fujitsu also contributed our existing Manufacturing Joint Venture located in Aizu-Wakamatsu, which became a wholly owned subsidiary of FASL LLC. Fujitsu also loaned to FASL LLC $40 million pursuant to a promissory note. The terms of Fujitsu’s note are substantially similar to the terms of our note. FASL LLC products will be sold by AMD and Fujitsu, as FASL LLC’s distributors, under the Spansion™ brand.

We hold a majority voting and economic interest in FASL LLC and control its operations. Accordingly, we will consolidate the operations and financial position of FASL LLC in our consolidated third quarter 2003 financial statements as of commencement of FASL LLC operations. For accounting purposes, we are deemed to have acquired an incremental 10 percent interest in the existing Manufacturing Joint Venture and 60 percent interest in the assets contributed by Fujitsu. In addition, we are deemed to have sold 40 percent of our interest in our contributed assets, excluding our interest in the existing manufacturing joint venture. An independent fair market value appraisal for this transaction is currently in process and is expected to be completed by the end of the third quarter. Based on the results of the appraisal, during the third quarter of 2003, we may be required to recognize a gain or loss on the sale of our interest in the assets contributed to FASL LLC. At this time we cannot estimate the results of the appraisal or the gain or loss, if any, that would be recognized as a result of this transaction.

As of June 29, 2003, we had $74 million in loan guarantees outstanding with respect to third-party loans incurred by the Manufacturing Joint Venture. As a result of the execution of the FASL LLC agreements with Fujitsu, the existing Manufacturing Joint Venture’s third party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of $150 million entered into between a wholly owned subsidiary of FASL LLC and a Japanese financial institution. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. In turn, we agreed to pay Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this facility. Because we will consolidate FASL LLC, the full amount of the third party loan will be reflected in our consolidated financial statements.

On July 18, 2003, a wholly owned subsidiary of FASL LLC entered into a sale and leaseback transaction for certain equipment with a third party financial institution in the amount of $100 million. We guaranteed up to approximately $50 million, or 50 percent of the outstanding obligations, under the lease arrangement.

In addition, during the four-year period commencing on June 30, 2003, we are obligated to provide FASL LLC with additional funding to finance operational cash flow needs. Generally, FASL LLC is first required to seek any required financing from external sources. However, if such third party financing is not available, we must provide funding to FASL LLC equal to our pro rata ownership interest in FASL LLC, which is currently 60 percent.

Advanced Mask Technology Center Guarantee and BAC Guarantee

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH &Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC entered into an $86 million bridge loan in June 2002 and BAC and AMTC entered into a $137 million revolving credit facility and an $86 million term loan in December 2002. When drawn, the term loan will replace the bridge loan. Also in December 2002, in order to occupy the photomask facility, BAC and AMTC entered into a rental agreement. With regard to these commitments by BAC and AMTC, we guaranteed up to approximately $29 million plus interest and expenses under the bridge loan, up to approximately $37 million plus interest and expenses under the revolving loan, up to approximately $29 million plus interest and expenses under the term loan (which will replace the bridge loan guarantee when the term loan is drawn), and up to approximately $18 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under the rental agreement and more than one joint venture partner under its guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $134 million. As of June 29, 2003, $74 million was outstanding under the bridge loan and no amounts were drawn under the revolving credit facility or the term loan.

We have not recorded any liability in our consolidated financial statements associated with the guarantees.

Other Financing Activities

Our capital expenditure plan for the second half of 2003 will now include capital expenditures by FASL LLC, and we expect capital expenditures for 2003 to be approximately $725 million. We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments in the short and long term.

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

Section II. General Option Information

The following is a summary of stock option activity for the six months ended June 29, 2003 and year ended December 29, 2002:

	Six months Ended June 29, 2003		Year Ended December 29, 2002
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding at beginning of period	60,408,754	$18.58	52,944,339	$20.44
Granted	2,523,331	7.16	11,828,688	5.62
Canceled	(2,500,313)	19.39	(3,413,705)	20.34
Exercised	(202,273)	3.29	(950,568)	6.23

Outstanding at end of period	60,229,499	$18.12	60,408,754	$18.58

Exercisable at end of period	39,821,147	$19.40	33,806,970	$19.55
Available for grant at beginning of period	13,018,643		21,145,854
Available for grant at end of period	12,926,501		13,018,643

In-the-money and out-of-the-money stock option information as of June 29, 2003 was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter (Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
In-the-Money	2,592,393	$5.82	2,964,287	N/A	(3)	5,556,680		$5.63
Out-of-the-Money (1)	37,228,754	$20.35	17,444,065	N/A	(3)	54,672,819		$19.39

Total Options Outstanding	39,821,147		20,408,352			60,229,499	(2)

(1)	Out-of-the-money stock options have an exercise price equal to or above $6.38, the market value of AMD’s common stock, on the last trading day of the second quarter of 2003, June 27, 2003.
(2)	Includes 716,845 shares granted from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III. Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	2003 YTD	2002	2001
Net grants (1) during the period as % of outstanding shares (2)	0.01%	2.44%	3.71%
Grants to listed officers (3) during the period as % of total options granted	8.96%	14.33%	7.88%
Grants to listed officers (3) during the period as % of outstanding shares	0.07%	0.49%	0.33%
Cumulative options held by listed officers (3) as % of total options outstanding	18.35%	17.93%	16.51%

(1)	Options grants are net of options canceled.
(2)	Outstanding shares as of June 29, 2003, December 29, 2002 and December 30, 2001.
(3)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 8, 2002 and March 25, 2003.

Section IV. Executive Options

Options granted to listed officers for the six months ended June 29, 2003 were as follows:

	2003 Option Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of June 29, 2003	Exercise Price Per Share	Expiration Date	0%	5%	10%
W. J. Sanders III	—	—	$—	—	$—	$—	$—
Hector de J. Ruiz	125,000	5.02%	$7.36	5/1/2013	$—	$578,583	$1,466,243
Robert R. Herb	19,791	0.79%	$7.36	5/1/2013	$—	$91,606	$232,147
Robert J. Rivet	31,250	1.25%	$7.36	5/1/2013	$—	$144,646	$366,561
William T. Siegle	18,750	0.75%	$7.36	5/1/2013	$—	$86,787	$219,936
Thomas M. McCoy	31,250	1.25%	$7.36	5/1/2013	$—	$144,646	$366,561

(1)	The “listed officers” are those listed in our proxy statement filed with out notice of annual meeting dated March 25, 2003.

Option exercises during 2003 and option values for listed officers(1) for the six months ended June 29, 2003 were as follows:

Name	Shares Acquired on Exercise	Value Realized (2)	Number of Securities Underlying Unexercised Options at 6/29/03		Values of Unexercised In-the-Money Options at 6/29/03
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. J. Sanders III	—	$—	3,550,000	250,000	$—	$—
Hector de J. Ruiz	—	$—	1,600,000	2,225,000	$—	$—
Robert R. Herb	—	$—	775,013	494,780	$17,892	$28,109
Robert J. Rivet	—	$—	361,116	280,134	$8,945	$77,755
William T. Siegle	6,000	$42,990	522,251	105,499	$6,709	$125,201
Thomas M. McCoy	—	$—	630,694	255,556	$8,945	$14,055

(1)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 25, 2003.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or fiscal year-end) and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of June 29, 2003 are summarized in the following table:

	Six Months Ended June 29, 2003
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	34,055,766		$21.82	7,250,088

Equity compensation plans not approved by shareholders	26,173,733	(1)	$13.31	5,676,413	(2)

TOTAL	60,229,499			12,926,501

(1)	Includes 716,845 shares granted from treasury stock as non-plan grants.
(2)	Of these shares, approximately 1,677,767 shares can be issued as restricted stock under the 1998 Stock Incentive Plan.

On June 27, 2003, with the approval of our shareholders, we filed a Tender Offer Statement with the SEC, and made an offer to exchange certain stock options to purchase shares of our common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19.0 million shares of our common stock were tendered for exchange and cancelled on July 28, 2003. Subject to the terms of the offer to exchange, we will grant replacement options to purchase approximately 13.4 million shares of its common stock on or after January 29, 2004, in exchange for the options cancelled in the offer to exchange. We do not expect to record any compensation expense as the result of the transactions contemplated by this offer to exchange.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial condition.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity – as either debt or equity in the balance sheet. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our results of operations or financial condition.

Risk Factors

We have experienced substantial declines in revenues since 2001, and we may experience declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our net sales for the second quarter of 2003 were $645 million compared to $715 million for the first quarter of 2003. The decline was due in part to weaker than anticipated sales of our products in Asia and Europe. Our total revenues for 2002 were $2,697 million compared to $3,892 million for 2001. This decline was due primarily to reduced demand for our products resulting from the current economic slowdown and our decision primarily in the third and fourth quarters of 2002 to limit shipments and to accept receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. We incurred a net loss of $1.3 billion for 2002 compared to a net loss of $61 million for 2001. Reduced end user demand, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

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

Fluctuations in the personal computer market may continue to materially adversely affect us. Our business is, and particularly our PC processor product lines are, tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace, including the current industry downturn that commenced in 2001 and continues, have materially adversely affected us and may materially adversely affect us in the future. If we continue to experience a sustained reduction in the growth rate of PCs sold, sales of our microprocessors may not grow and may even decrease.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

We plan for significant capital expenditures in 2003 and beyond and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected. We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $725 million during 2003. The capital expenditures projected for 2003 include those relating to the continued facilitization of Fab 30 and those relating to FASL LLC. These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may also decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing would have a material adverse effect on us.

In March 1997, AMD Saxony entered into the Dresden Loan Agreements and other related agreements. These agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Fab 30 will be $2.7 billion when fully equipped by the end of 2005. We had invested $2.2 billion as of June 29, 2003. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of $627 million of indebtedness, as well as acceleration by cross-default of our obligations under our other borrowing arrangements.

FASL LLC, our majority owned subsidiary, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3 and in Austin, Texas, known as Fab 25. We expect that the maximum facilitization costs of FASL JV2 and FASL JV3 to FASL LLC, will be $1.8 billion when fully equipped.

In addition, during the four-year period commencing on June 30, 2003, we are obligated to provide FASL LLC with additional funding to finance operational cash flow needs. Generally, FASL LLC is first required to seek any required financing from external sources. However, if such third party financing is not available, we must provide funding to FASL LLC equal to our pro-rata ownership interest in FASL LLC, which is currently 60 percent.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, that could adversely affect our financial position. We have a substantial amount of debt and we may incur additional debt in the future. At June 29, 2003, our total debt was $1.7 billion and stockholders’ equity was $2.3 billion. In addition, we had up to $200 million of availability under our July 2003 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $273 million of debt, which is not reflected as debt on our balance sheet.

Our high degree of leverage may:

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our credit facilities in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, or borrow more funds on terms acceptable to us, if at all.

If we are not successful in integrating the operations of our new majority owned subsidiary, FASL LLC, we could be materially adversely affected. Effective June 30, 2003, we and Fujitsu Limited executed several agreements which resulted in the integration of our and Fujitsu’s flash memory operations in the third quarter. We contributed our Flash memory group, our Fab 25 in Austin, Texas, our Submicron Development Center in Sunnyvale, California, and our assembly and test operations in Thailand, Malaysia and China. Fujitsu contributed its Flash memory business division and its Fujitsu Microelectronics (Malaysia) Sdn. Bhd. final assembly and test operations. We, together with Fujitsu, contributed our existing Manufacturing Joint Venture, which became a wholly owned subsidiary of FASL LLC.

Any benefits of this proposed transaction are subject to, among other things, the following risks:

•	the possibility that FASL LLC will not be successful because of problems integrating the operations and employees of the two companies or achieving the efficiencies and other advantages intended by the transaction;

•	the possibility of gains or losses due to the appraisal process in the third quarter; and

•	the possibility that global business and economic conditions will worsen, resulting in lower than currently expected demand for Flash memory products.

We cannot assure you that we will be able to successfully integrate these operations or that we will be able to achieve and sustain any benefit from FASL LLC’s creation.

External factors, such as the SARS virus and potential terrorist attacks and other acts of violence or war, may materially adversely affect us. Concerns about the severe acute respiratory syndrome (SARS) virus are having an adverse effect upon the Asian economies and have affected and may continue to affect demand for our products in Asia. In addition, if there were to be a case of SARS discovered in any of our operations in Asia, the measures to prevent the spread of the virus could disrupt our operations at that location. There have been no cases of SARS affecting our operations to date. Finally, the spread of SARS and the extent of local preventive measures could affect the production capabilities of manufacturers of our PCS products, which are located in Taiwan, or their ability to ship products to us on a timely basis.

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD OpteronTM and upcoming AMD Athlon 64 microprocessors will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

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

To be successful, we must increase sales of our microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	our ability to continue offering new higher performance microprocessors competitive with Intel’s product offerings;

•	our ability to introduce and create successful marketing positions for the AMD Opteron and the upcoming AMD Athlon 64 microprocessors, which rely in part on market acceptance and demand for 64-bit microprocessors based on AMD 64 technology.

•	our ability to maintain and improve the successful marketing position of the AMD Athlon XP microprocessor, which relies in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	the pace at which we expect to be able to convert production in Fab 30 to 90 nanometer copper interconnect process;

•	our ability to fund the acquisition of 300 mm wafer fabrication capacity that will be required for long-term competitiveness;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

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

We must introduce in a timely manner, and achieve market acceptance for, our AMD Opteron and upcoming AMD Athlon 64 microprocessors, or we will be materially adversely affected. We introduced our AMD Opteron processors in April 2003 and we plan to introduce our AMD Athlon 64 processors in September 2003. These processors are designed to provide high performance for both 32-bit and 64-bit applications in servers and workstations and in desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including our ability to produce them in a timely manner on new process technologies, including silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; their market acceptance; the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors; and the support of the operating system and application program providers for our 64-bit instruction set.

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

The completion and impact of our restructuring program and cost reductions could adversely affect us. We formulated the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry by adjusting our cost structure to industry conditions. Pursuant to the 2002 Restructuring Plan, we plan to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We have also reduced our expenses in the second quarter of 2003 by approximately $37 million, compared to the fourth quarter of 2002. As a result, we expect total expenses in 2003 to be reduced by approximately $150 million, compared to 2002, based on current product demand forecasts. We cannot, however, be sure that the goals of the 2002 Restructuring Plan will be realized. If we do not execute the 2002 Restructuring Plan well, the ultimate effects of it could prove to be adverse.

Weak market demand for our Spansion Flash memory products, the loss of a significant customer in the high-end mobile telephone market, or a lack of market acceptance of MirrorBitTM technology may have a material adverse effect on us. Overall demand for flash memory devices has been weak due to the sustained downturn in the communications and networking equipment industries and excess inventories held by our customers. Since the third quarter of 2002, our Flash memory product sales growth came almost entirely based on strength in the high-end mobile phone market. To date, our sales in that market have been concentrated in a few customers. In addition, we expect competition in the market for flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and Intel and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, or a loss of a significant customer in the high-end mobile phone market, would have a material adverse effect on us.

In July 2002, we commenced production shipments of the first product with MirrorBit technology. MirrorBit technology is a new memory cell architecture that enables Flash memory products to hold twice as much data as standard flash memory devices. A lack of customer or market acceptance or any substantial difficulty in transitioning Flash memory products to any future process technology could reduce FASL LLC’s ability to be competitive in the market and could have a material adverse effect on us.

Spansion memory products are based on the NOR architecture and a significant market shift to the NAND architecture could materially adversely affect us. Spansion memory products are based on the NOR architecture, and any significant shift in the marketplace to products based on NAND or other architectures will reduce the total market available to us and therefore reduce our market share, which could have a materially adverse affect on us.

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

Manufacturing capacity utilization rates may adversely affect us. At times we underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our and FASL LLC’s manufacturing capacity by making significant capital investments in Fab 30, Fab 25, FASL JV2, FASL JV3 and the test and assembly facility in Suzhou, China. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings and cash flow.

There may also be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us.

Further, during periods when we are implementing new process technologies, our or FASL LLC’s manufacturing facilities may not be fully productive. A substantial delay in the technology transitions in Fab 30 to smaller process technologies employing silicon-on-insulator technology could have a material adverse effect on us.

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

We cannot be certain that our substantial investments in research and development of process technologies will lead to improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive. We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon-on-insulator technology is critical to our AMD Opteron and upcoming AMD Athlon 64 microprocessors. In addition, we have an agreement with IBM to develop future generations of logic process technology. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably. Further, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 2003 Loan Agreement contains restrictive covenants and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreements impose restrictive covenants on AMD Saxony, including a prohibition on its ability to pay dividends. The July 2003 FASL Term Loan contains restrictive covenants and also requires FASL LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments and FASL LLC’s ability to satisfy the covenants, financial ratios and tests of the July 2003 FASL Term Loan can be affected by events beyond our or FASL LLC’s control. We cannot assure you that we or FASL LLC will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 2003 Loan Agreement, the July 2003 FASL Term Loan and/or the Dresden Loan Agreements. In addition, these agreements contain cross default provisions whereby a default under one agreement would likely result in cross-default under agreements covering other borrowings. For example, the occurrence of a default under the July 2003 FASL Term Loan would cause a cross-default under the July 2003 Loan Agreement and a default under the July 2003 Loan Agreement or under the indentures governing our 4.75% Debentures and our 4.50% Notes would cause a cross-default under the Dresden Loan Agreements. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we or FASL LLC were unable to repay those amounts, the lenders under the July 2003 Loan Agreement, the July 2003 FASL Term Loan Agreement and the Dresden Loan Agreements could proceed against the collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our July 2003 Loan Agreement, FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan Agreement, and AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures and our 4.50% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us. Nearly all product assembly and final testing of our microprocessor products are performed at our manufacturing facilities in Malaysia and Singapore; or by subcontractors in the United States and Asia. Nearly all product assembly and final testing of Spansion products are performed at FASL LLC’s manufacturing facilities in Malaysia, Thailand, China and Japan. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers and joint ventures for the manufacture of a portion of our finished silicon wafers and have international sales operations.

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

During 2002, the markets in which our customers operate were characterized by a decline in end user demand, which reduced visibility of future demand for our products and resulted in high levels of inventories in the PC industry supply chain. In some cases, this led to delays in payments for our products. While we believe inventories in the supply chain are currently at reasonable levels, market conditions are uncertain and these and other factors could materially adversely affect our revenues.

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

Our corporate headquarters and FASL LLC’s manufacturing facilities in Japan are located in an earthquake zone and these operations could be interrupted in the event of an earthquake. Our corporate headquarters are located near major earthquake fault lines in California and FASL LLC’s manufacturing facilities are located near major earthquake fault lines in Japan. In the event of a major earthquake, we and FASL LLC could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. We experienced no significant changes in market risk during the second quarter of 2003. As a result of our euro denominated net asset position at AMD Saxony, we had an increase in accumulated other comprehensive income due to the appreciation of the euro during the second quarter of 2003. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of June 29, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMD’s annual meeting of stockholders was held on May 1, 2003. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
W. J. Sanders III	285,623,762	5,675,886
Hector de J. Ruiz	285,471,701	5,827,946
Friedrich Baur	285,474,652	5,824,996
Charles M. Blalack	278,497,693	12,801,955
R. Gene Brown	278,841,722	12,457,926
Robert B. Palmer	284,928,314	6,371,334
Leonard Silverman	279,708,500	11,591,148

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year was approved.

For: 281,735,866	Against: 7,680,994	Abstain: 1,882,788

Proposal No. 3: The proposal to approve the amendment to the 2000 Employee Stock Purchase Plan was approved.

For: 280,741,189	Against: 8,453,832	Abstain: 2,104,626

Proposal No. 4: The proposal to approve the amendments to the Option Plans and the Option Exchange Program was approved.

For: 254,180,169	Against: 33,958,345	Abstain: 2,348,348

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.12	AMD 2000 Stock Incentive Plan, as amended.

10.32	AMD 1998 Stock Incentive Plan, as amended.

10.34	1995 Stock Plan of NexGen, Inc. as amended.

10.44	Amended and Restated Loan and Security Agreement, dated as of July 7, 2003, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT & SA, as agent.

10.51	Term Loan and Security Agreement, dated as of July 11, 2003, among FASL LLC and General Electric Capital Corporation, as agent.

*10.52	Amended and Restated Limited Liability Company Operating Agreement of FASL LLC dated as of June 30, 2003.

10.53	Contribution and Assumption Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holdings, Inc., and FASL LLC dated as of June 30, 2003.

10.54	Asset Purchase Agreement by and among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC dated as of June 30, 2003.

*10.55	AMD-FASL Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003.

*10.56	AMD Distribution Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003.

*10.57	Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holding, Inc. and FASL LLC dated as of June 30, 2003.

10.58	AMD 1996 Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of these Exhibits

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated April 16, 2003 reporting under Item 12 – Disclosure of Results of Operations and Financial Condition, was furnished announcing our first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Senior Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer