Form 10-K/A
period 2002-12-29
ADVANCED MICRO DEVICES INC
filed 2003-09-30
CIK 2488

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of the voting stock held by non-affiliates based on the closing price on March 3, 2003 ($5.37), as reported on the New York Stock Exchange:

$1,856,334,749

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

345,686,173 shares as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2003, are incorporated into Part II and III hereof.

AMD, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron, QuantiSpeed, 3Dnow!, AM1772 and MirrorBit are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft, Windows, Windows NT, and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

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

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated October 20, 1995, between AMD and NexGen, Inc., filed as Exhibit 2 to AMD’s Quarterly Report for the period ended October 1, 1995, and as amended as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated January 11, 1996, between AMD and NexGen, Inc., filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated January 17, 1996, is hereby incorporated by reference.

2.3	Stock Purchase Agreement dated as of April 21, 1999, by and between Lattice Semiconductor Corporation and AMD, filed as Exhibit 2.3 to AMD’s Current Report on Form 8-K dated April 26, 1999, is hereby incorporated by reference.

2.3(a)	First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.3(b)	Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.4	Reorganization Agreement, dated as of May 21, 2000, by and between AMD and BoldCo, Inc., filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

2.5	Recapitalization Agreement, dated as of May 21, 2000, by and between BraveTwo Acquisition, L.L.C., AMD and BoldCo, Inc., filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated May 21, 2000, is hereby incorporated by reference.

3.1	Certificate of Incorporation, as amended, filed as Exhibit 3.1 to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

3.2	By-Laws, as amended, filed as Exhibit 3.2 to AMD’s Amendment No. 4 to Form S-3 Registration Statement (No. 333-84028), are hereby incorporated by reference.

Exhibit Number	Description of Exhibits

3.3	Certificate of Amendment to Restated Certificate of Incorporation dated May 25, 2000, filed as Exhibit 3.3 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, is hereby incorporated by reference.

4.1	AMD hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to AMD’s long-term debt or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of AMD and its subsidiaries on a consolidated basis.

4.2	Indenture, dated as of January 29, 2002, between AMD and The Bank of New York, filed as Exhibit 4.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.3	Form of AMD 4.75% Convertible Senior Debentures Due 2022, filed as Exhibit 4.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.4	Registration Rights Agreement, dated as of January 29, 2002, by and among AMD, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., filed as Exhibit 4.16 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.5	Form of AMD 4.50% Convertible Senior Notes Due 2007, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K dated November 26, 2002, is hereby incorporated by reference.

*10.2	AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.3	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.4	AMD 1980 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.4 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.5	AMD 1986 Stock Appreciation Rights Plan, as amended, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.6	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.7	Form of Limited Stock Appreciation Rights Agreement, filed as Exhibit 4.11 to AMD’s Registration Statement on Form S-8 (No. 33-26266), is hereby incorporated by reference.

*10.8	AMD 1987 Restricted Stock Award Plan, as amended, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

10.9	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.10	Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

*10.11	Amended and Restated Employment Agreement, dated as of November 3, 2000, between AMD and W. J. Sanders III, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

*10.12		AMD 2000 Stock Incentive Plan, filed as Exhibit 10.13 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.13		AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.14		Vice President Incentive Plan, filed as Exhibit 10.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.15		AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

*10.16		Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.17		Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.18		Director Deferral Agreement of R. Gene Brown, filed as Exhibit 10.18 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.20		Form of Indemnification Agreements with former officers of Monolithic Memories, Inc., filed as Exhibit 10.22 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1987, is hereby incorporated by reference.

†*10.21		Form of Management Continuity Agreement.

**10.22		Joint Venture Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(a) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(a-1)	Technology Cross-License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(b) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(a-2)	Third Amendment to Technology Cross License Agreement, effective April 2, 2001, between AMD and Fujitsu Limited, filed as Exhbit 10.23(b-1) to AMD’S Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.22	(b)	AMD Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(c) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(c)	Fujitsu Investment Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(d) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22	(d)	First Amendment to Fujitsu Investment Agreement dated April 28, 1995, filed as Exhibit 10.23(e) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.22	(e)	Second Amendment to Fujitsu Investment Agreement, dated February 27, 1996, filed as Exhibit 10.23 (f) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.22(f-1)	Joint Venture License Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(e) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22(f-2)	Amendment to Joint Venture License Agreement, effective April 1, 1999, between AMD and Fujitsu Limited, filed as Exhibit 10.23(g-1) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.22(g)	Joint Development Agreement between AMD and Fujitsu Limited, filed as Exhibit 10.27(f) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

**10.22(h)	Fujitsu Joint Development Agreement Amendment, filed as Exhibit 10.23(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.

**10.22(i)	Guaranty, effective as of October 1, 2000, by AMD in favor of and for the benefit of Fujitsu Limited, filed as Exhibit 10.23(j) to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.23	AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.23(a)	AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

**10.25	Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.26	Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.27	AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.27(a)	First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.27(b)	Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.28	Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.29	Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.30	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.31	1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD’s Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

**10.32	AMD 1998 Stock Incentive Plan, filed as Exhibit 10.33 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

*10.33	Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.34	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.36 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.36	Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

*10.37	NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to AMD’s Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

*10.38	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1996, is hereby incorporated by reference.

*10.39	Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

**10.41	C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.41(a)	Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.42	Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.42(a)	Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.43	Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(a-1)	Supplemental Agreement to the Syndicated Loan Agreement dated February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD’s Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(a-2)	Supplemental Agreement No. 2 to the Syndicated Loan Agreement as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.43(a-3)	Amendment Agreement No. 3 to the Syndicated Loan Agreement, dated as of February 20, 2001, among AMD Saxony Manufacturing GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.50(a-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43(a-4)	Amendment Agreement No. 4 to the Syndicated Loan Agreement, dated as of June 3, 2002, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.43(a-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

†10.43(a-5)	Amendment Agreement No. 5 to Syndicated Loan Agreement, dated as of December 20, 2002, among AMD Saxony Limited Liability Company and Co. KG, Dresdner Bank Luxembourg, S.A., Dresdner Bank AG, and the banks party thereto.

**10.43(b)	Determination Regarding the Request for a Guarantee by AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(c)	AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(d)	Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(e)	AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(f-1)	Sponsors’ Support Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(f-2)	First Amendment to Sponsors’ Support Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(f-3)	Second Amendment to Sponsors’ Support Agreement, dated as of June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

**10.43(f-4)	Third Amendment to Sponsors’ Support Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A, filed as Exhibit 10.50(f-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43(f-5)	Accession Agreement and Fourth Amendment to Sponsor’s Support Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.43(f-5) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

†10.43(f-6)	Fifth Amendment to Sponsors’ Support Agreement, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH and Dresdner Bank Luxembourg S.A.

Exhibit Number	Description of Exhibits

10.43(g-1)	Sponsors’ Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(g-2)	First Amendment to Sponsors’ Loan Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.43(g-3)	Second Amendment to Sponsors’ Loan Agreement, dated as of June 25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.43(g-4)	Third Amendment to Sponsors’ Loan Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(g-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43(h)	Sponsors’ Subordination Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(h) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(h-1)	First Amendment to Sponsors’ Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(h-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43(h-2)	Accession Agreement and Second Amendment to Sponsors’ Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank AG., filed as Exhibit 10.43(h-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43(i)	Sponsors’ Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

†10.43(i-1)	Second Amendment to Sponsors’ Guaranty, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A., and Dresdner Bank AG.

**10.43(j-1)	AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(j-2)	First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.43(k)	AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(l-1)	AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

10.43(l-2)	First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

**10.43(l-3)	Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.43(l-4)	Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holdings GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

**10.43(m)	AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(n)	License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(o)	AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.43(o-1)	First Amendment to AMD Inc. Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.43(o-2)	Accession Agreement and Second Amendment to AMD, Inc. Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

**10.43(p-1)	ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.43(p-2)	Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.44	Loan and Security Agreement, dated as of July 13, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA as agent, filed as Exhibit 10.51 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.44(a-1)	First Amendment to Loan and Security Agreement, dated as of July 30, 1999, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA, as agent, filed as Exhibit 10.51(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.44(a-2)	Second Amendment to Loan and Security Agreement, dated as of February 12, 2001, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.51(a-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

10.44(a-3)	Third Amendment to Loan and Security Agreement, dated as of May 20, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-3) to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

10.44(a-4)	Fourth Amendment to Loan and Security Agreement, dated as of September 3, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-4) to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

10.44(a-5)	Fifth Amendment to Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd. and Bank of America N.A. (formerly Bank of America NT&SA), as agent, filed as Exhibit 10.44(a-5) to AMD’s Quarterly Report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

*10.46	Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.47	Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz, filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.48	Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.49	Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.50	Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.51	Loan Agreement, dated as of June 19, 2001, between AMD and Hector and Judy Ruiz, filed as Exhibit 10.59 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

†**10.52	Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation, filed as Exhibit 10.52 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002.

**10.53	Term Loan and Security Agreement, dated as of September 27, 2002, among AMD, AMD International Sales and Service, Ltd., and General Electric Capital Corporation, as agent, filed as Exhibit 10.53 to AMD’s Quarter report on Form 10-Q for the period ended September 29, 2002, is hereby incorporated by reference.

†**10.54	“S” Process Development Agreement, dated as of December 28, 2002, between AMD and IBM.

†21	List of AMD subsidiaries.

†23	Consent of Independent Auditors, refer to page F-6 and F-7 herein.

†24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Confidential treatment has been granted as to certain portions of these Exhibits.
†	Previously filed.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K dated October 16, 2002 reporting under Item 5—Other Events was filed announcing our third quarter financial results.

2.	A Current Report on Form 8-K dated November 18, 2002 reporting under Item 5—Other Events was filed announcing our intention to record restructuring and other special charges in the fourth quarter.

3.	A Current Report on Form 8-K dated November 25, 2002 reporting under Item 5—Other Events was filed announcing the completion of the underwritten offering of our 4.50% Convertible Senior Notes due 2007.

(d) Fujitsu AMD Semiconductor Limited Financial Statements

This Form 10-K/A-1 is being filed to reflect additional information relating to Fujitsu AMD Semiconductor Limited (“FASL” or “the Company”), which entity’s fiscal year end was March 31, 2003. FASL, a joint venture formed by AMD and Fujitsu Limited (“Fujitsu”), was formed in 1993 for the development and manufacture of non-volatile memory devices. AMD owned a 49.992% interest in FASL at its fiscal year end, and Fujitsu owned the remaining interest.

Effective June 30, 2003, AMD and Fujitsu executed agreements to integrate their Flash memory operations. The new company, FASL LLC, is 60 percent owned by AMD and 40 percent owned by Fujitsu. As part of this transaction, AMD and Fujitsu contributed the Company to FASL LLC, it was renamed FASL Japan and it became a wholly owned subsidiary of FASL LLC. AMD controls FASL LLC. Therefore, FASL LLC’s financial results, including FASL Japan, will be consolidated into AMD’s financial statements beginning June 30, 2003.

All information as of and for the period ended March 31, 2003 is unaudited. The financial statements of the Company as of December 28, 2003 and for the twelve months ended December 28, 2003 will be included in the 2003 audited financial statements of AMD.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF OPERATIONS

THREE YEARS ENDED MARCH 31, 2003

(Thousands, except share and per share amounts)

	2003	2002	2001
	(Unaudited)
Net sales	$961,950	$816,183	$916,624
Expenses:
Cost of sales	827,280	696,651	715,148
Selling, general and administrative	90,507	75,258	86,936

	917,787	771,909	802,084

Operating income	44,163	44,274	114,540
Interest income	—	—	9
Interest expense	(1,867)	(1,271)	(335)
Other expense, net	(9,150)	(2,142)	(3,153)

Income before income taxes	33,146	40,861	111,061
Provision for income taxes	12,169	17,084	45,833

Net income	$20,977	$23,777	$65,228

Net income per share:
Basic and diluted	$21.50	$25.61	$102.56
Shares used in per share calculation:
Basic and diluted	975,753	928,591	636,000

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

BALANCE SHEETS

MARCH 31, 2003 AND 2002

(Thousands, except share amounts)

	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25	$30
Accounts receivable from affiliates	168,186	123,722
Inventories:
Raw materials and supplies	3,894	4,300
Work-in-process	65,042	50,897
Finished goods	5,183	7,558

Total inventories	74,119	62,755
Deferred income taxes	13,435	14,402
Other current assets	557	2,844

Total current assets	256,322	203,753
Property, plant and equipment:
Equipment	2,062,280	1,681,201
Buildings	286,764	245,313
Construction in progress	41,173	78,612

Total property, plant and equipment	2,390,217	2,005,126
Accumulated depreciation	(1,393,062)	(1,032,465)

Property, plant and equipment, net	997,155	972,661
Deferred income taxes	7,539	—
Other assets	12,056	13,463

TOTAL	$1,273,072	$1,189,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable to affiliates	$145,133	$283,647
Current portion of capital lease obligations	3,636	—
Accounts payable	1,464	35,174
Payables to affiliates	147,321	47,880
Accrued liabilities	69,501	45,846
Income taxes payable	8	—

Total current liabilities	367,063	412,547
Capital lease obligations, less current portion	3,935	3,572
Deferred tax liabilities	75,175	56,673
Other long term liabilities	18,299	—

Commitments

Stockholders’ equity:
Common stock, at stated value; 1,600,000 shares authorized; 975,753 shares issued and outstanding in both 2003 and 2002	457,258	457,258
Capital in excess of stated value	106,066	106,066

Retained earnings	321,343	300,366
Accumulated other comprehensive income (loss)	(76,067)	(146,605)

Total stockholders’ equity	808,600	717,085

TOTAL	$1,273,072	$1,189,877

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED MARCH 31, 2003

(Thousands, except share amounts)

	Common Stock		Capital In Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Amount

March 31, 2000	636,000	$318,790	$—	$211,361	$(8,464)	$521,687

Comprehensive income (loss):
Net income	—	—	—	65,228	—	65,228
Other comprehensive income:
Net change in accumulated translation adjustment	—	—	—	—	(81,854)	(81,854)

Total comprehensive income (loss)						(16,626)

March 31, 2001	636,000	318,790	—	276,589	(90,318)	505,061

Comprehensive income (loss):
Net income	—	—	—	23,777		23,777
Other comprehensive loss:
Net change in accumulated translation adjustment	—	—	—	—	(56,287)	(56,287)

Total comprehensive income (loss)						(32,510)

Issuance of shares to affiliates	339,753	138,468	106,066	—	—	244,534

March 31, 2002	975,753	457,258	106,066	300,366	(146,605)	717,085

Comprehensive income:
Net income (unaudited)	—	—	—	20,977	—	20,977
Other comprehensive loss:
Net change in minimum pension liability (unaudited)	—	—	—	—	(7,749)	(7,749)
Net change in accumulated translation adjustment (unaudited)	—	—	—	—	78,287	78,287

Total comprehensive income (unaudited)						91,515

March 31, 2003 (unaudited)	975,753	$457,258	$106,066	$321,343	$(76,067)	$808,600

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED MARCH 31, 2003

(Thousands)

	2003	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$20,977	$23,777	$65,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274,602	226,876	227,922
Amortization	4,379	3,884	3,615
Net loss on disposal of property, plant and equipment	96	1,343	2,247
Changes in operating assets and liabilities:
Decrease in deposits with affiliates	—	—	21,671
Net (increase) decrease in receivables, inventories, and other assets	(33,822)	59,777	(181,591)
Net increase (decrease) in payables, accrued liabilities and other liabilities	77,807	(277,144)	361,298
Net (decrease) increase in deferred income taxes	12,153	10,777	(9,667)
Increase (decrease) in income taxes payable	8	(40,158)	25,593

Net cash provided by operating activities	356,200	9,132	516,316

Cash flows from investing activities:
Purchase of property, plant and equipment	(190,228)	(518,766)	(551,314)

Net cash used in investing activities	(190,228)	(518,766)	(551,314)

Cash flows from financing activities:
Proceeds from borrowings from affiliates	—	271,182	665,746
Payments on loan from affiliates	(162,340)	—	(630,748)
Principal payments under capital lease obligation	(3,638)	(1,151)	—
Proceeds from common stock issued	—	244,534	—

Net cash (used in) provided by financing activities	(165,978)	514,565	34,998

Net effect of exchange rate changes on cash	1	(4,909)	(1)

Net (decrease) increase in cash	(5)	22	(1)
Cash and cash equivalents at beginning of year	30	8	9

Cash and cash equivalents at end of year	$25	$30	$8

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,867	$1,271	$344

Cash paid for income taxes	$16	$40,438	$29,888

Cash refunded for income taxes	$351	$—	$—
Supplemental disclosure of non-cash investing and financing activities:

Equipment acquired under capital leases	$6,701	$5,355	$—

See accompanying notes.

FUJITSU AMD SEMICONDUCTOR LIMITED

NOTES TO FINANCIAL STATEMENTS

(All information as of and for the period ended March 31, 2003 is unaudited)

1. NATURE OF OPERATIONS

In 1993, Advanced Micro Devices, Inc. (“AMD”) and Fujitsu Limited (“Fujitsu”) formed a joint venture, Fujitsu AMD Semiconductor Limited (“FASL” or the “Company”), for the development and manufacture of non-volatile memory devices. Through FASL, the two companies constructed and operated advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan, to produce Flash memory devices. As of March 31, 2003, AMD owned a 49.992% interest in FASL, and Fujitsu owned the remaining interest. Please see Note 8, which describes the new joint venture between AMD and Fujitsu, FASL LLC, effective June 30, 2003.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES. The accounting records of the Company were maintained in accordance with accounting practices prevailing in Japan. The accompanying financial statements, however, include adjustments that have not been recorded in the legal books of account of the Company but are necessary to conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These adjustments consist principally of depreciation under a different method and its impact on the valuation of inventories, provision for deferred income taxes, and adjustments stemming from the translation of the Company’s financial statements into the U.S. dollar for reporting purposes.

UNAUDITED FINANCIAL INFORMATION. The financial information as of March 31, 2003 and for the twelve months ended March 31, 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows.

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

REVENUE RECOGNITION. Revenue is recognized on sales when the contract is in place, the price is determined, shipment is made and collectibility is reasonably assured. Unit selling price is determined by a transfer price agreement. The agreement, consummated in June 1999, as amended in April, 2001, and retroactively applied to products shipped on or after April 1, 1999, calculates unit selling price using approximately 106 percent of cost of sales based on the Commercial Code in Japan. Prior to April 1, 1999, unit selling price was calculated based on a percentage of Fujitsu’s and AMD’s ultimate average selling price at a predetermined, nonnegotiable exchange rate.

INVENTORIES. Inventories are stated at the lower of actual cost (average method) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation for U.S. GAAP purposes is provided on the straight-line basis over the estimated useful lives of the assets for financial reporting purposes and on accelerated methods for tax purposes. Depreciation commences when the assets are put into service for their intended use. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment — 3 to 5 years; buildings — up to 26 years.

NET INCOME (LOSS) PER SHARE. The Company computed net income (loss) per share using the weighted-average common shares outstanding. The Company had no potentially dilutive securities.

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

IMPAIRMENT OF LONG-LIVED ASSETS. The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. The fair values are determined by quoted market prices if available. When fair values quoted market prices are not available, the present value of the future estimated net cash flows is generally used. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

COMPREHENSIVE INCOME (LOSS). As required under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company’s comprehensive income (loss), as presented in the statements of stockholders’ equity, includes net income (loss), foreign currency translation adjustments and minimum pension liabilities.

As of March 31, 2003 and 2002 accumulated other comprehensive loss, consisting of cumulative foreign currency translation adjustments and minimum pension liability, was $76,067,000 and $146,605,000.

RECENT ACCOUNTING PRONOUNCEMENTS.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. As required, the Company adopted the provisions in the financial statements for the fiscal year ended March 31, 2003, and the adoption of FIN 45 did not have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Variable interest entities often are created for a single specified purpose, such as facilitating securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not have any variable interest entities and the Company does not expect the adoption of FIN 46 will have a material impact on the Company’s results of operations or financial condition.

3. RELATED PARTY TRANSACTIONS

As of March 31, 2003, the Company was 100 percent owned by AMD and Fujitsu, with AMD owning a 49.992% interest and Fujitsu owning the remaining interest (See Note 8). Under the terms of the joint venture agreement, the Company’s production was allocated nearly equally between AMD and Fujitsu. All of the Company’s accounts receivable and sales as of and for the years ended March 31, 2003, 2002 and 2001 were with these related parties. The Company made purchases from AMD and Fujitsu totaling $38 million, $157 million and $244 million in 2003, 2002 and 2001, respectively. At March 31, 2003 and 2002, the Company owed AMD, Fujitsu and Fujitsu’s subsidiaries approximately $293 million and $332 million, respectively. These amounts consist of loan, trade and royalty payables.

The Company had an agreement with Fujitsu Capital Limited (“FCAP”), a wholly owned subsidiary of Fujitsu, to provide financing to the Company, up to $375 million, at an interest rate of 0.65%. The Company continued the facilitization of its second and third wafer fabrication facilities, FASL JV2 and FASL JV3, in Aizu-Wakamatsu, Japan. FASL JV2 and JV3 are

expected to cost approximately $1.8 billion when fully equipped. As of March 31, 2003, approximately $1.6 billion of these costs had been funded by cash generated from the Company’s operations and borrowings by the Company. These costs are denominated in Japanese yen and are, therefore, subject to change due to foreign exchange rate fluctuations.

A significant portion of the Company’s capital expenditures in fiscal 2003 were funded by cash generated from its operations. However, to the extent that additional funds were required for the full facilitization of FASL JV2 and FASL JV3, Fujitsu and AMD were required to contribute cash or guarantee third-party loans in proportion to their interest in the Company, up to 50 billion yen ($416 million). As of March 31, 2003, Fujitsu and AMD each had $76 million in loan guarantees outstanding ($152 million in total) with respect to these third-party loans. (See Note 8.)

The Company participated in a contributory Fujitsu defined benefit pension plan and a lump-sum retirement benefit plan (collectively “Fujitsu Plans”) covering not only employees dispatched from Fujitsu, but also employees directly hired by the Company effective September 21, 2001. Under the Fujitsu Plans employees were entitled to certain annuity payments upon their retirements based primarily on their years of service and basic salary as of the retirement date. Prior to September 21, 2001, only those Company’s employees dispatched from Fujitsu were covered by the Fujitsu Plans. The Fujitsu Plans adopted by the Company required the Company to assume the projected benefit obligations attributed to the employees dispatched from Fujitsu and to acquire the related plan assets. The projected benefit obligation and related plan asset values were approximately $28 and $5 million, at March 31, 2003. The accrued pension liability balance was approximately $18 million at March 31, 2003. Pension expense recorded for the year ended March 31, 2003 was approximately $5 million.

4. INCOME TAXES

Provision for income taxes consisted of:

(Thousands)	2003 (unaudited)	2002	2001
Current:
Foreign National	$—	$4,076	$36,855
Foreign Local	32	2,150	18,645
Deferred:
Foreign National and Local	12,137	10,858	(9,667)

Provision for income taxes	$12,169	$17,084	$45,833

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2003 and 2002 were as follows:

(Thousands)	2003 (unaudited)	2002
Deferred tax assets:
Net operating loss carryforward	$20,973	$—
Asset valuation adjustments	3,470	11,587
Enterprise tax	—	(30)
Accrued expenses not currently deductible	5,944	2,537
Sales price adjustment	—	1,193
Minimum pension liability	5,429	—
Other	125	—

Total deferred tax assets	35,941	15,287

Deferred tax liabilities:

Depreciation	(87,180)	(55,377)
Acquisition cost of buildings	(1,298)	(1,258)
Other	(1,664)	(923)

Total deferred tax liabilities	(90,142)	(57,558)

Net deferred tax liabilities	$(54,201)	$(42,271)

The following is a reconciliation between statutory Japanese income taxes and the total provision for income taxes in accordance with accounting principles generally accepted in the United States:

	2003 (unaudited)		2002		2001
(Thousands except percent)	Tax	Rate	Tax	Rate	Tax	Rate
Statutory income tax provision	$13,656	41.2%	$16,836	41.2%	$45,760	41.2%
Permanent book/tax differences	64	0.2	80	0.2	64	0.1
Inhabitant tax per capita	32	0.1	32	0.1	36	0.0
Effect of change in tax rate	(1,316)	(4.0)	—	0.0	—	0.0
Other	(267)	(0.8)	136	0.3	(27)	0.0

	$12,169	36.7%	$17,084	41.8%	$45,833	41.3%

5. SEGMENT REPORTING

As required by SFAS 131, the Company determined that it has only one principal business, operating segment and reportable segment: the production and sale of non-volatile memory devices. The Company derived all of its revenues from sales of only one type of product, Flash memory devices, and was not organized by multiple operating segments for the purposes of making operating decisions or assessing performance. Accordingly, the Company operated in one reportable segment.

The Company derived all revenues from its sales to AMD and Fujitsu. Sales in the United States comprise approximately 56% of revenues, and sales in Japan comprise approximately 44% of revenues. All long-lived assets are located in Japan.

6. COMMITMENTS

At March 31, 2003, the Company had commitments of approximately $31 million for the purchase and installation of equipment in its facilities.

The Company leases the land for its manufacturing and administrative facilities from Fujitsu under an agreement that expires May 31, 2023. The lease fee is revised every three years based on the fair market value of the land. In addition, certain manufacturing equipment is used under operating lease contracts. For each of the next five years and beyond, minimum lease obligations, without potential for market value increases, are:

(Unaudited – Thousands)	Operating Leases	Capital Leases

Years ending March 31:
2004	$433	$3,785
2005	424	3,494
2006	391	499
2007	391	—
2008	391	—
2009 and thereafter	5,957	—

Total	$7,987	$7,778

Less: amount representing interest		(207)

Present value of net minimum lease payments		$7,571

Rent expense was $6,493,000, $6,913,000 and $12,266,000 in 2003, 2002 and 2001.

7. STOCKHOLDERS’ EQUITY

The amount of retained earnings available for dividends under the Commercial Code in Japan was $155,266,000. This amount was based on the amount recorded in the Company’s books maintained in accordance with Japanese accounting practices. The adjustments included in the accompanying financial statements but not recorded in the books as explained in Note 2, had no effect on the determination of retained earnings available for dividends under the Commercial Code in Japan.

8. SUBSEQUENT EVENTS

The Formation of FASL LLC

Effective June 30, 2003, AMD and Fujitsu executed agreements to integrate their Flash memory operations. The new company, FASL LLC, is 60 percent owned by AMD and 40 percent owned by Fujitsu. As part of this transaction, AMD and Fujitsu contributed the Company to FASL LLC, it was renamed FASL Japan and it became a wholly owned subsidiary of FASL LLC. AMD controls FASL LLC. Therefore, FASL LLC’s financial results will be consolidated into AMD’s financial statements beginning June 30, 2003.

Loan Refinancing

In connection with the formation of FASL LLC, the Company’s third party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of $150 million entered into between the Company and a Japanese financial institution. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. In turn, AMD agreed to pay Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this facility.

Sale Leaseback Transactions

On July 18, 2003, the Company entered into a sale leaseback transaction for certain equipment with a third party financial institution in the amount of approximately $100 million. Upon execution of the agreement, the equipment had a net book value of approximately $167 million. Under the terms of the lease, the Company is treating the sale leaseback as a capital lease. AMD and FASL LLC are currently in the process of determining the fair market value of these assets. To the extent that the fair market value of the equipment is less than the net book value of the equipment, the Company will recognize an immediate loss on the transaction. The remaining difference between the fair market value of the equipment and the proceeds from the lease will be deferred and amortized over the remaining life of the equipment. At this time the Company cannot estimate the loss, if any, that will be recognized as a result of this transaction.

On September 26, 2003, the Company entered into a sale leaseback transaction for certain equipment with a third party financial institution in the amount of approximately $63 million. Upon execution of the agreement, the equipment had a net book value of approximately $64 million. Under the terms of the lease, the Company is treating the sale leaseback as a capital lease. AMD and FASL LLC are currently in the process of determining the fair market value of these assets. To the extent that the fair market value of the equipment is less than the net book value of the equipment, the Company will recognize an immediate loss on the transaction. The remaining difference between the fair market value of the equipment and the proceeds from the lease will be deferred and amortized over the remaining life of the equipment. At this time the Company cannot estimate the loss, if any, that will be recognized as a result of this transaction.

Report of Independent Auditors

The Board of Directors and Stockholders

Fujitsu AMD Semiconductor Limited

We have audited the accompanying balance sheets of Fujitsu AMD Semiconductor Limited as of March 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fujitsu AMD Semiconductor Limited at March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young

Tokyo, Japan

August 28, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

September 29, 2003	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer