Form 10-Q
period 2003-09-28
ADVANCED MICRO DEVICES INC
filed 2003-11-12
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value as of November 7, 2003: 348,590,674.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	$953,759	$508,227	$2,313,575	$2,010,599
Expenses:
Cost of sales	626,880	453,884	1,548,556	1,599,048
Research and development	213,997	220,959	625,572	571,266
Marketing, general and administrative	151,111	158,568	424,500	475,676
Restructuring and other special charges (recoveries), net	(8,000)	—	(5,854)	—

	983,988	833,411	2,592,774	2,645,990

Operating income (loss)	(30,229)	(325,184)	(279,199)	(635,391)
Interest and other income, net	493	12,941	12,203	31,140
Interest expense	(26,848)	(21,166)	(79,017)	(49,053)

Income (loss) before income taxes, minority interest and equity in net income of joint venture	(56,584)	(333,409)	(346,013)	(653,304)
Minority interest in loss of subsidiary	(25,353)	—	(25,353)	—
Provision (benefit) for income taxes	—	(73,350)	2,936	(198,884)

Income (loss) before equity in net income of manufacturing joint venture	(31,231)	(260,059)	(323,596)	(454,420)
Equity in net income of joint venture	—	5,888	5,913	6,148

Net income (loss)	$(31,231)	$(254,171)	$(317,683)	$(448,272)

Net income (loss) per common share:
Basic:
Net income (loss)	$(0.09)	$(0.74)	$(0.92)	$(1.31)

Diluted:
Net income (loss)	$(0.09)	$(0.74)	$(0.92)	$(1.31)

Shares used in per share calculation:
Basic	347,334	342,780	346,222	341,796

Diluted	347,334	342,780	346,222	341,796

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	September 28, 2003	December 29, 2002*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$994,935	$397,698
Short-term investments	81,004	608,957

Total cash, cash equivalents and short-term investments	1,075,939	1,006,655
Accounts receivable, net of allowance for doubtful accounts of $23,929 on September 28, 2003 and $18,906 on December 29, 2002	543,444	395,828
Inventories:
Raw materials	26,160	22,741
Work-in-process	494,142	254,957
Finished goods	172,093	154,905

Total inventories	692,395	432,603
Prepaid expenses and other current assets	206,202	184,592

Total current assets	2,517,980	2,019,678
Property, plant and equipment:
Land	52,754	34,443
Buildings and leasehold improvements	2,189,106	1,392,972
Equipment	7,553,039	5,256,502
Construction in progress	198,079	355,746

Total property, plant and equipment	9,992,978	7,039,663
Accumulated depreciation and amortization	(6,184,411)	(4,158,854)

Property, plant and equipment, net	3,808,567	2,880,809
Investment in joint venture	—	382,942
Other assets	337,818	335,752

Total Assets	$6,664,365	$5,619,181

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$913
Accounts payable	335,925	352,438
Accrued compensation and benefits	156,569	131,324
Accrued liabilities	310,861	435,657
Restructuring accruals	43,901	99,974
Income taxes payable	47,279	21,246
Deferred income on shipments to distributors	89,329	57,184
Current portion of long-term debt and capital lease obligations	200,717	71,339
Other current liabilities	84,458	89,437

Total current liabilities	1,269,039	1,259,512
Deferred income taxes	95,345	—
Long-term debt and capital lease obligations, less current portion	1,880,859	1,570,322
Other liabilities	425,282	322,082
Minority interest	711,056	—
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 354,811,113 on September 28, 2003 and 351,442,331 on December 29, 2002; shares outstanding: 347,928,781 on September 28, 2003 and 344,528,152 on December 29, 2002	3,478	3,445
Capital in excess of par value	2,032,576	2,014,464
Treasury stock, at cost (6,882,332 shares on September 28, 2003 and 6,914,179 shares on December 29, 2002)	(92,608)	(93,217)
Retained earnings	174,700	492,668
Accumulated other comprehensive income	164,638	49,905

Total stockholders’ equity	2,282,784	2,467,265

Total liabilities and stockholders’ equity	$6,664,365	$5,619,181

*	Amounts as of December 29, 2002 were derived from the December 29, 2002 audited consolidated financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$(317,683)	$(448,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	677,124	541,987
Amortization	31,228	14,315
Impairment of equity investment	2,339	—
Change in provision for doubtful accounts	5,023	3,354
Benefit for deferred income taxes	15,199	(200,364)
Foreign grant and subsidy income	(49,359)	(47,965)
Net loss on disposal of property, plant and equipment	19,947	12,372
Net gain realized on sale of available-for-sale securities	(3,736)	(4,829)
Undistributed income of joint venture	(5,913)	(6,148)
Restructuring and other special charges, net	(4,295)	—
Recognition of deferred gain on sale of building	(1,260)	(1,261)
Compensation recognized under employee stock plans	1,361	2,195
Tax expense allocated to minority interest	(1,949)	—
Minority interest	(25,353)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(84,906)	227,834
Increase in inventories	(72,164)	(39,603)
Decrease in prepaid expenses and other current assets	14,837	36,490
Decrease (increase) in other assets	26,343	(1,435)
Increase (decrease) in income taxes payable	25,791	(18,146)
Refund of customer deposits under long-term purchase agreements	(26,500)	(30,000)
Net decrease in accounts payable, accrued liabilities, and other liabilities	(330,835)	(21,992)
Increase (decrease) in accrued compensation and benefits	11,755	(9,374)

Net cash (used in) provided by operating activities	(93,006)	9,158
Cash flows from investing activities:
Formation and consolidation of FASL LLC	147,616	—
Purchases of property, plant and equipment	(407,535)	(567,182)
Proceeds from sale of property, plant and equipment	26,670	5,162
Acquisition, net of cash acquired	(6,265)	(26,509)
Purchases of available-for-sale securities	(970,391)	(3,294,538)
Proceeds from sales and maturities of available-for-sale securities	1,500,460	3,437,269

Net cash provided by (used in) investing activities	290,555	(445,798)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	47,350	735,643
Proceeds from equipment sale-leaseback	244,647	—
Payments on debt and capital lease obligations	(85,481)	(280,611)
Proceeds from foreign grants and subsidies	142,029	50,253
Proceeds from issuance of stock	17,149	23,606

Net cash provided by financing activities	365,694	528,891
Effect of exchange rate changes on cash and cash equivalents	33,994	13,850

Net increase in cash and cash equivalents	597,237	106,101
Cash and cash equivalents at beginning of period	397,698	427,288

Cash and cash equivalents at end of period	$994,935	$533,389

Non-cash financing activities: Equipment acquired under capital leases	$284,297	$—

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 28, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 28, 2003. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53- week fiscal year ending on the last Sunday in December. The quarters ended September 28, 2003 and September 29, 2002 each included 13 weeks. The nine- month periods ended September 28, 2003 and September 29, 2002 each included 39 weeks.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its majority and wholly owned subsidiaries (see Note 6 FASL LLC). Upon consolidation, all significant intercompany accounts and transactions are eliminated and amounts pertaining to the noncontrolling ownership interests in the operating results and financial position of the majority owned subsidiary, FASL LLC, are reported as “minority interest.” Also included in the financial statements, under the equity method of accounting, are the Company’s percentage equity share of certain investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Product Warranties. At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranties, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on historical experience. Remaining warranty accruals are evaluated periodically and are adjusted for changes in experience.

New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before

February 1, 2003, the provisions of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity – as either debt or equity in the balance sheet. The requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial condition.

3. Stock-Based Incentive Compensation Plans

The Company uses the intrinsic value method to account for stock options issued to its employees under its stock option plans and amortizes deferred compensation, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effect on net loss and net loss per share are as follows for the quarters and nine-month periods ended September 28, 2003 and September 29, 2002.

	Quarter Ended		Nine Months Ended
(Thousands except per share amounts)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss—as reported	$(31,231)	$(254,171)	$(317,683)	$(448,272)
Plus: intrinsic value compensation expense recorded	366	541	1,361	2,195
Less: fair value compensation expenses	(19,148)	(32,299)	(58,307)	(119,978)

Net loss—pro forma	$(50,013)	$(285,929)	$(374,629)	$(566,055)

Basic net loss per share—as reported	$(0.09)	$(0.74)	$(0.92)	$(1.31)
Diluted net loss per share—as reported	$(0.09)	$(0.74)	$(0.92)	$(1.31)
Basic net loss per share—pro forma	$(0.14)	$(0.83)	$(1.08)	$(1.66)
Diluted net loss per share—pro forma	$(0.14)	$(0.83)	$(1.08)	$(1.66)

On June 27, 2003, the Company filed a Tender Offer Statement with the SEC and made an offer, which was approved by the Company’s stockholders, to exchange certain stock options to purchase shares of the Company’s common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19.0 million shares of the Company’s common stock were tendered for exchange and cancelled on July 28, 2003. Subject to the terms of the offer to exchange, the Company will grant replacement options to purchase approximately 13.4 million shares of its common stock at fair market value on the date of grant on or after January 29, 2004, in exchange for the options cancelled. The Company does not expect to record compensation expense as a result of the exchange.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of September 28, 2003:

(Thousands)	Cost	Fair Market Value
Cash equivalents:
Federal agency notes	$5,469	$6,221
Money market funds	764,435	764,737

Total cash equivalents	$769,904	$770,958

Short-term investments:
Corporate notes	$13,807	$13,461
Federal agency notes	5,487	5,552
Auction rate preferred stocks	59,000	59,027
Bank notes	2,727	2,964

Total short-term investments	$81,021	$81,004

Long-term investments:
Equity investments	$7,765	$13,784

Total long-term investments (included in other assets)	$7,765	$13,784

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable debt securities (short-term investments) at September 28, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(Thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,717	$13,687
Due after one year	67,304	$67,317

Total	$81,021	$81,004

Available-for-sale securities with maturities greater than twelve months are classified as short-term when they include investments of cash that are intended to be used in current operations. The Company realized net gains from the sale of available-for-sale securities in the first nine months of 2003 of $3.7 million, which were included in interest and other income, net.

At September 28, 2003 and December 29, 2002, the Company had approximately $12 million and $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers compensation and leasehold deposits that were included in other assets. The fair value of the investments approximated cost at September 28, 2003 and December 29, 2002.

Included in cash and cash equivalents is a compensating balance of $201 million, which AMD Saxony is required to keep at all times through June 29, 2005 in an account with Dresdner Bank AG in connection with the Dresden Loan Agreements (see Note 11 Guarantees). Included in prepaid and other assets is $28 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony in connection with the Dresden Loan Agreements. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loan over the next four quarters.

5. Net Loss Per Common Share

Potential dilutive common shares include shares issuable upon the exercise of outstanding employee stock options and the conversion of outstanding convertible notes and debentures. As the Company incurred net losses for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Potential dilutive common shares of approximately 78 million and 22 million for the three months ended September 28, 2003 and September 29, 2002 and 77 million and 20 million for the nine months ended September 28, 2003 and September 29, 2002 were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

6. FASL LLC

In order to respond more quickly to changes in market trends and improve efficiencies in the production, marketing and product design of their Flash memory products, the Company and Fujitsu Limited formed FASL LLC effective June 30, 2003. FASL LLC is headquartered in Sunnyvale, California and its manufacturing, research and assembly operations are in the U.S. and Asia. As the Company has a 60% controlling equity interest in FASL LLC, it began consolidating the results of FASL LLC’s operations on June 30, 2003, the effective date of the transaction. The Company is accounting for the FASL LLC transaction as a partial step acquisition and purchase business combination under the provisions of SFAS 141, Business Combinations, and EITF Consensus No. 01-02, Interpretations of APB Opinion No. 29, [Accounting for Nonmonetary Transactions].

Both the Company and Fujitsu contributed their respective investments in the former Manufacturing Joint Venture (formerly referred to as FASL). As a result of this transaction, the Company acquired an incremental 10.008% controlling interest in the net assets of the Manufacturing Joint Venture (the difference between the Company’s 60% ownership of these net assets after their contribution to FASL LLC and its previous 49.992% ownership in these same net assets prior to their contribution to FASL LLC). Accordingly, the Company recorded its acquired incremental 10.008% interest in the Manufacturing Joint Venture’s contributed net assets based on the assets’ fair value on the effective date of the transaction. The remaining 89.992% interest in the Manufacturing Joint Venture’s net assets was recorded at its historical carrying value.

The Company also contributed its Flash memory inventory, its manufacturing facility located in Austin, Texas (Fab 25), its Flash memory research and development facilities in Sunnyvale, California, and its Flash memory assembly and test operations in Thailand, Malaysia and China. The Company recorded its continuing 60% interest in these net assets at their historical carrying values. The remaining 40% interest in these net assets was deemed to have been sold to Fujitsu and, accordingly, 40% of the carrying values of these net assets were adjusted to and recorded based on the net assets’ fair value on the effective date of the transaction. The excess of the fair value of the net assets treated as sold over their historical carrying value, approximately $44.7 million, was not recorded as a gain because the fair value of the consideration received by the Company in the form of the Company’s 60% equity interest in Fujitsu’s contributions and the incremental 10.008% interest in the former Manufacturing Joint Venture’s net assets less direct costs of the transaction, did not exceed the 40% interest in book value of the net assets contributed by the Company.

To form FASL LLC, Fujitsu also contributed its Flash memory division, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia. The Company is deemed to have acquired a 60% interest in the net assets contributed by Fujitsu and, accordingly, 60% of the carrying values of these net assets were adjusted to and recorded based on the net assets’ fair value. The remaining 40% interest in these net assets was recorded at the historical carrying value.

As part of the transaction, the Company and Fujitsu entered into various service contracts with FASL LLC. The Company will continue to provide, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources and environmental, health and safety services to FASL LLC. These contracts continue to be evaluated by the parties to ensure accuracy and efficiency in the manner in which the services are provided and allocated to FASL LLC.

The Company also loaned FASL LLC $120 million pursuant to a promissory note. The note has a term of three years and bears interest at LIBOR plus 4%, but is eliminated in the Company’s consolidated financial statements. Fujitsu also loaned FASL LLC $40 million pursuant to a promissory note. The note has a term of three years, with four equal principal payments due on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The note bears interest at LIBOR plus 4% to be paid quarterly.

The following table summarizes the preliminary purchase price allocation to the assets and liabilities of FASL LLC at June 30, 2003, the effective date of the transaction, including the fair values of the assets and liabilities attributable to the Manufacturing Joint Venture, AMD’s contributions and Fujitsu’s contributions. Upon consolidation, all amounts pertaining to Fujitsu’s interest in FASL LLC are reported as minority interest. Management considered a number of factors, including independent appraisals and valuations, in determining the preliminary purchase allocation.

(In millions)	Manufacturing Joint Venture	AMD’s Contributions	Fujitsu’s Contributions	Total
Cash	$—	$122	$189	$311
Inventory	55	220	128	403
Fixed assets	960	1,010	33	2,003
Intangible assets	21	—	—	21
Debt and capital lease obligations	(148)	(609)	(40)	(797)
Other assets (liabilities), net	(100)	(2)	(1)	(103)

Fair value of net assets exchanged/acquired	788	741	309	1,838
Percent of fair value recorded in the purchase business combination	10.008%	40%	60%

Fair value recorded	$79	$296	$186	$561

Net book value of contributions on acquisition date	762	629	293	1,684
Percent of book value recorded in the purchase business combination	89.992%	60%	40%

Historical carrying value recorded	$686	$377	$117	$1,180

Initial purchase combination basis of net assets acquired	$765	$673	$303	$1,741

The intangible assets in the table above consist of the estimated fair value of the manufacturing and product distribution contracts among FASL LLC and AMD and Fujitsu which are determined to have an estimated useful life of four years. No value was assigned to in-process research and development because AMD and Fujitsu performed all research and development activities for the Manufacturing Joint Venture and AMD and Fujitsu did not convey in-process technology rights to FASL LLC. Additionally, FASL LLC pays intellectual property royalties to AMD and Fujitsu for technological know-how used in its business operations at royalty rates deemed to approximate fair market values. No additional intangible assets were identified in connection with the transaction.

The Company’s acquisition cost was approximately $264 million, which includes 40% of the net book value of the Company’s contributions and other direct acquisition costs incurred by the Company. The acquisition cost approximated the fair values of the incremental net assets and equity interests acquired. Accordingly, there was no goodwill associated with the business combination.

The following pro forma financial information includes the combined results of operations of AMD and the Manufacturing Joint Venture as though the Manufacturing Joint Venture had been consolidated by AMD at the beginning of the nine-month periods ended September 28, 2003 and September 29, 2002 and for the quarter ended September 29, 2002. The historically reported operating results of the Manufacturing Joint Venture do not include Flash memory sales recorded by Fujitsu’s former Flash memory operations in periods preceding June 29, 2003 because the information is not available to the Company. Depreciation and amortization expenses were estimated for the pro forma periods based on the amounts at which fixed and intangible assets were recorded at the acquisition date. Pro forma interest income and expense are not material and are not included in the pro forma financial information. Had the transaction occurred at the beginning of fiscal 2003, revenue, net loss and net loss per share would have been $2,536 million, $322 million and $0.93 for the nine-month period ended September 28, 2003. As the effective date of the transaction was June 30, 2003, no pro forma information is necessary for the three months ended September 28, 2003. Had the transaction occurred at the beginning of 2002, revenue, net loss and net loss per share would have been $627 million, $257 million, and $0.75, respectively, for the three-month period ended September 29, 2002 and $2,297 million, $446 million, and $1.30 for the nine-month periods ended September 29, 2002. These pro forma results are not necessarily indicative of the operating results that would have occurred if the transaction had been completed at the beginning of the periods indicated. The pro forma results are not necessarily indicative of future operating results.

In addition, the Manufacturing Joint Venture provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. These plans were and are administered by Fujitsu and cover FASL LLC employees formerly assigned from Fujitsu and employees hired directly by the Manufacturing Joint Venture. A full actuarial valuation has not been completed for the specific portion of the plans that relate to the Manufacturing Joint Venture employees. As a result, the Company estimated FASL LLC’s proportionate allocation of pension obligations, pension assets and elements of pension expensed based on information provided by the actuaries to determine the amounts to be recorded on its consolidated financial statements. For the quarter ended September 28, 2003, the Company recorded an estimated pension cost charge of approximately $3 million and has recorded an estimated pension benefit obligation liability of approximately $25 million. As of September 28, 2003, the estimated projected benefit obligations were approximately $27 million and the estimated total pension plan assets were approximately $4 million. Although the Company believes that the estimates and assumptions used by the Company are reasonable, the actual amounts recorded could vary when a full actuarial valuation is completed as of Fujitsu’s fiscal year ended March 31, 2004. However, the Company does not expect any such difference will have a material impact on its consolidated financial statements.

The following tables present the significant related party transactions between the Company and the Manufacturing Joint Venture for the periods in which the investment was accounted for under the equity method:

	Quarter Ended		Nine Months Ended
(Thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Royalty income	—	$9,789	$24,611	$25,330
Purchases	—	107,832	356,595	283,713
Sales to the Manufacturing Joint Venture	—	—	222,570	—

(Thousands)	September 28, 2003	December 29, 2002
Royalty receivable	—	$11,551
Accounts receivable	—	96,814
Accounts payable	—	108,890

The following is condensed unaudited financial data for the Manufacturing Joint Venture:

	Quarter Ended		Nine Months Ended
(Thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	—	$235,986	$565,037	$577,167
Gross (loss) profit	—	1,429	(12,955)	45,133
Operating (loss) income	—	(2,673)	(14,958)	38,209
Net loss	—	(1,559)	(9,618)	18,130

(Thousands)	September 28, 2003	December 29, 2002
Current assets	—	$287,050
Non-current assets	—	1,056,107
Current liabilities	—	549,015

The Company’s share of the Manufacturing Joint Venture’s net income (loss) differed from the equity in net income previously reported on the condensed consolidated statements of operations. The difference was due to adjustments resulting from intercompany profit eliminations and differences in U.S. and Japanese tax treatment of the Manufacturing Joint Venture’s income, which were reflected on the Company’s consolidated statements of operations. The Company never received cash dividends from the Manufacturing Joint Venture.

7. Foundry Arrangement Guarantee

In 2000, the Manufacturing Joint Venture further expanded its production capacity through a foundry arrangement with Fujitsu Microelectronics, Inc. (FMI), a wholly owned subsidiary of Fujitsu Limited. In connection with FMI equipping its wafer fabrication facility in Gresham, Oregon (the Gresham Facility), to produce Flash memory devices for sale to the Manufacturing Joint Venture, the Company agreed to guarantee the repayment of up to $125 million of Fujitsu’s obligations as a co-signer with FMI under its global multicurrency revolving credit facility with a third-party bank (the Guarantee). In 2001, Fujitsu closed the Gresham Facility due to the downturn of the Flash memory market. The Company disagreed with Fujitsu as to the amount owed under this Guarantee and reached a settlement, resulting in a cash payment by the Company to Fujitsu. The settlement amount is immaterial to the Company’s financial statements, and was recorded in the Company’s statement of operations for the second quarter ended June 29, 2003 and paid in the third quarter ended September 28, 2003.

8. Segment Reporting

Prior to the third quarter of 2003, the Company had two reportable segments, the Core Products and Foundry Services segments. Primarily as a result of the formation of FASL LLC, the Company re-evaluated its reportable segments under SFAS 131. Management reviews and assesses operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment.

Beginning in the third quarter of 2003, the Company changed its reportable segments to: the Computation Products segment, which includes x86 microprocessors for servers, workstations, desktop and notebook PCs and chipset products, and the Memory Products segment, which includes the Flash memory products of AMD and FASL LLC. The Company believes that separate reporting of these operating segments, given the Company’s new focus on FASL LLC as a separate operating company and FASL LLC’s separate market brand, provides more useful information.

The All Other category comprises other small operating segments (Personal Connectivity Solutions Products, which includes low power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that are neither individually nor in the aggregate material. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been restated to conform to the current period presentation. However, as the Company’s results of operations for prior periods did not include the consolidation of FASL LLC’s operations the segment operating information for the Memory Products segment for the quarter ended September 28, 2003 is not comparable to the restated segment information for all prior periods presented.

The following table is a summary of sales and operating income (loss) by segment and category with reconciliation to net loss for the quarters and nine months ended September 28, 2003 and September 29, 2002:

	Quarter Ended		Nine Months Ended
(Thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Computation Products
Revenue	$503,461	$263,727	$1,379,190	$1,334,560
Operating income (loss)	$19,290	$(316,553)	$(85,881)	$(503,308)
Memory Products
Revenue	423,815	188,589	852,707	524,200
Operating loss	(49,455)	(14,261)	(186,826)	(100,641)
All Other
Revenue	26,483	55,911	81,678	151,839
Operating income (loss)	(64)	5,630	(6,492)	(31,442)
Total AMD
Revenue	953,759	508,227	2,313,575	2,010,599
Operating income (loss)	(30,229)	(325,184)	(279,199)	(635,391)
Interest income and other, net	493	12,941	12,203	31,140
Interest expense	(26,848)	(21,166)	(79,017)	(49,053)
Minority interest	25,353	—	25,353	—
(Provision) benefit for income taxes	—	73,350	(2,936)	198,884
Equity in net income of Manufacturing Joint Venture	—	5,888	5,913	6,148

Net loss	$(31,231)	$(254,171)	$(317,683)	$(448,272)

9. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
(Thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss	$(31,231)	$(254,171)	$(317,683)	$(448,272)
Net change in cumulative translation adjustments	51,504	(20,483)	154,494	80,873
Net change in unrealized gain (loss) on cash flow hedges	(8,086)	(1,307)	(19,713)	32,111
Net change in minimum pension liabilities	(3,874)	—	(3,874)	—
Net change in unrealized gain (loss) on available-for-sale securities	3,865	(3,400)	3,682	(4,477)

Other comprehensive income (loss)	43,409	(25,190)	134,589	108,507

Comprehensive income (loss)	$12,178	$(279,361)	$(183,094)	$(339,765)

The components of accumulated other comprehensive income are as follows:

(Thousands)	September 28, 2003	December 29, 2002
Net unrealized gain on available-for-sale securities, net of taxes of $2,104 in 2003 and $1,250 in 2002	$5,762	$2,152
Net unrealized gain on cash flow hedges, net of taxes of $13,739 in 2003 and $17,511 in 2002	9,366	29,079
Minimum pension liability	(3,874)	—
Cumulative translation adjustments	153,384	18,674

	$164,638	$49,905

10. Long-term Debt and Capital Lease Obligations

	Payments Due By Period
(In Thousands)	Total	2003	2004	2005	2006	2007	2008 and beyond
4.75% Convertible Senior Debentures Due 2022	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	—	402,500	—
Dresden term loans	612,740		34,424	309,813	268,503	—	—
July 2003 FASL term loan	89,375	16,875	27,500	27,500	17,500	—	—
Manufacturing Joint Venture term loan	160,923	—	42,913	42,913	42,913	32,184	—
Fujitsu cash note	40,000	—	—	10,000	30,000	—	—
Capital lease obligations	276,038	19,616	91,970	85,600	74,526	4,326	—

Total debt and capital lease obligations	$2,081,576	$36,491	$196,807	$475,826	$433,442	$439,010	$500,000

On July 7, 2003, the Company amended and restated its 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution. It was further amended on October 3, 2003 (the July 2003 Loan Agreement). See Note 14 Subsequent Events. The following describes the July 2003 Loan Agreement as of September 28, 2003, before it was amended on October 3, 2003. The July 2003 Loan Agreement provided for a secured revolving line of credit of up to $200 million that expired in July of 2007. The Company could borrow, subject to amounts that were set aside by the lenders, up to 85 percent of its eligible accounts receivable from OEMs and 50 percent of its eligible accounts receivable from distributors. The Company had to comply with, among other things, the following financial covenants if the level of net domestic cash (as defined in the July 2003 Loan Agreement) it held declined below $200 million:

•	restrictions on the Company’s ability to pay cash dividends on its common stock;

•	maintain an adjusted tangible net worth (as defined in the Amended and Restated Loan Agreement) as follows:

Measurement Date	Amount
September 30, 2003	$1.25 billion
December 31, 2003	$1.25 billion
Last day of each fiscal quarter in 2004	$1.425 billion
Last day of each fiscal quarter in 2005	$1.85 billion
Last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
Four fiscal quarters ending September 30, 2003	$150 million
Four fiscal quarters ending December 31, 2003	$400 million
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

At September 28, 2003, net domestic cash, as defined, totaled $429 million.

The Company’s obligations under the July 2003 Loan Agreement were secured by all of its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds. FASL LLC’s assets, accounts receivable, inventory and general intangibles were not pledged as security for the Company’s obligations. As of September 28, 2003, no amount was outstanding under the July 2003 Loan Agreement.

On July 11, 2003, the Company amended its September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.14 percent at September 28, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of September 28, 2003, approximately $89 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu.

FASL LLC must also comply with additional financial covenants if its net domestic cash balance (as defined in the July 2003 FASL Term Loan) declines below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 and the end of 2005 and $100 million during 2006. At any time that net domestic cash falls below these thresholds, FASL LLC must comply with, among other things, the following financial covenants:

•	maintain an adjusted tangible net worth (as defined in the July 2003 FASL Term Loan) of not less than $850 million.

•	achieve EBITDA according to the following schedule:

Period	Amount
Quarter ending September 2003	$(40 million	)
For the six months ending December 2003	$75 million
For the nine months ending March 2004	$170 million
For the four quarters ending June 2004	$285 million
For the four quarters ending September 2004	$475 million
For the four quarters ending December 2004	$550 million
For the four quarters ending in 2005	$640 million
For the four quarters ending in 2006	$800 million

•	maintain a Fixed Charge Coverage Ratio (as defined in the July 2003 FASL Term Loan) according to the following schedule:

Period	Ratio
Third Fiscal Quarter of 2003	-0.6 to 1.00
Fourth Fiscal Quarter of 2003	0.2 to 1.00
First Fiscal Quarter of 2004	0.25 to 1.00
Period ending June 2004	0.4 to 1.00
Period ending September 2004	0.8 to 1.00
Period ending December 2004	1.0 to 1.00
Full Fiscal Year 2005	1.0 to 1.00
Full Fiscal Year 2006	0.9 to 1.00

At September 28, 2003, FASL LLC’s net domestic cash totaled $202 million.

Manufacturing Joint Venture Loan Refinancing

As a result of the FASL LLC transaction, the Manufacturing Joint Venture’s third party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of 18 billion yen (approximately $161 million on September 28, 2003) entered into between a wholly owned subsidiary of FASL LLC and a Japanese financial institution. Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating. The current interest rate is 1.06%. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. The Company has agreed to pay Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

Capital Lease and Leaseback Transactions

On July 16, 2003, a wholly owned subsidiary of FASL LLC entered into a sale-leaseback transaction for certain equipment with a third party financial institution in the amount of 12 billion yen (approximately $100 million on July 16, 2003) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $168 million. As the term on the leaseback is more than 75 percent of the remaining estimated economic lives of the equipment, the Company is accounting for the transaction as a capital lease. The Company recognized an immediate loss of $16 million on the transaction due to the fact that the fair market value of the equipment was less than their net book value at the time of the transaction. The Company also recorded approximately $52 million of deferred loss which will be amortized in proportion to the leased assets over their average estimated remaining lives, which is approximately 3 years. The Company guaranteed 50 percent or up to approximately $50 million of the outstanding obligations under the lease arrangement. As of September 28, 2003, the outstanding lease obligation under this agreement was approximately $91 million. FASL LLC and its subsidiaries also entered into other capital lease transactions during the third quarter of 2003, which resulted in additional capital lease obligations of $152 million as of September 28, 2003.

The Company has guaranteed approximately $156 million of the total $276 million outstanding obligations under capital lease arrangements of FASL LLC as of September 28, 2003.

11. Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of indebtedness recorded on the Company’s consolidated balance sheets

The following table summarizes the principal guarantees issued as of September 28, 2003 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheets as of September 28, 2003:

		Amounts of guarantee expiration per period
(Thousands)	Amounts Guaranteed *	2003	2004	2005	2006	2007	2008 and Beyond
Dresden term loan guarantee	$306,369	$—	$—	$—	$306,369	$—	$—
July 2003 FASL term loan guarantee (see Note 10)	53,625	10,125	16,500	16,500	10,500	—	—
FASL capital lease guarantees (see Note 10)	155,812	10,587	47,998	51,128	43,397	2,702	—
Manufacturing Joint Venture term loan guarantee (see Note 10)	96,554	—	25,748	25,748	25,748	19,310	—

Total guarantees	$612,360	$20,712	$90,246	$93,376	$386,014	$22,012	$0

*	Amounts guaranteed represent the principal amount of the underlying obligations and are exclusive of obligations for interest, fees and expenses.

Dresden Term Loan Agreements and Dresden Term Loan Guarantee

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

Because most of the amounts under the Dresden Loan Agreements were denominated in deutsche marks (converted to euros), the dollar amounts discussed below are subject to change based on applicable conversion rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used the exchange rate of 0.87 euro to one U.S. dollar as of September 28, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30 and also require that the Company guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $128 million or more than $344 million, until the bank loans are repaid in full. As of September 28, 2003, the amount outstanding under the guarantee was $306 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in the Company’s consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

Guarantees of indebtedness not recorded on the Company’s consolidated balance sheets

The following table summarizes the principal guarantees issued as of September 28, 2003 for which the underlying liabilities are not recorded on the Company’s consolidated balance sheets as of September 28, 2003. These guarantees are described below the following table:

		Amounts of guarantee expiration per period
(Thousands)	Amounts* Guaranteed	2003	2004	2005	2006	2007	2008 and beyond
FASL LLC operating lease guarantees	$29,386	$7,647	$21,739	$—	$—	$—	$—
BAC payment guarantee	28,686	—	—	—	—	—	28,686
AMTC payment guarantee	36,718	—	—	—	—	36,718	—
AMTC rental guarantee	130,036	—	—	—	—	—	130,036	**

Total	$224,826	$7,647	$21,739	$—	$—	$36,718	$158,722

*	Amounts guaranteed represent the principal amount of the underlying obligations and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding will diminish until the expiration of the guarantee.

FASL LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $29 million as of September 28, 2003. The amount of the guarantees will be reduced by the actual amount of lease payments paid by FASL LLC over the lease term.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC entered into an $86 million bridge loan in June 2002, and BAC and AMTC entered into a $138 million revolving credit facility and an $86 million term loan in December 2002. In September 2003, the outstanding amounts under the bridge loan were repaid with proceeds from the term loan. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, the Company guaranteed up to approximately $29 million plus interest and expenses under the term loan, up to approximately $37 million plus interest and expenses under the revolving loan, and up to approximately $16 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee would be approximately $130 million. As of September 28, 2003, $12 million was drawn under the revolving credit facility, and $75 million was drawn under the term loan and are subject to the aforementioned guarantees.

The Company has not recorded any liability in its consolidated financial statements associated with these guarantees because they were issued prior to the effective date of FIN 45.

Warranties and Indemnities

The Company generally offers a three-year limited warranty to end users for certain of its boxed microprocessor products, and a one-year limited warranty only to direct purchasers for all other products.

Changes in the Company’s potential liability for product warranty during the nine months ended September 28, 2003 were as follows:

(Thousands)
Balance at December 29, 2002	$19,369
New warranties issued during the period	28,437
Settlements during the period	(21,003)
Changes in liability for pre-existing warranties during the period, including expirations	(4,520)

Balance at September 28, 2003	$22,283

In addition to product warranties, the Company, from time to time, in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

12. Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

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

The 2002 Restructuring Plan has resulted in the consolidation of facilities, primarily at the Company’s Sunnyvale, California site and at sales offices worldwide. The Company has vacated, and is attempting to sublease, certain facilities currently occupied under long-term operating leases. The Company has also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

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

In the third quarter ended September 28, 2003, the Company revised its estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the FASL LLC transaction. As a result, the Company reversed $8 million of the estimated severance and fringe benefit accrual due to the decision to reduce the number of positions to be eliminated by 200. Therefore, the 2002 Restructuring Plan will result in the reduction of approximately 1,800 positions or 14 percent of the Company’s employees, affecting all levels of its workforce in almost every organization. As of September 28, 2003, 1,512 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $50 million for severance and employee benefit costs. The Company expects to substantially complete the activities associated with the 2002 Restructuring Plan by the end of December 2003.

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

The following table summarizes activities under the 2002 Restructuring Plan through September 28, 2003:

(Thousands)	Severance and Employee Benefits	Asset impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	36,600	—	140,668	92	177,360
Q2 2003 cash charges	(14,922)	—	(8,309)	(77)	(23,308)

Accruals at June 29, 2003	21,678	—	132,359	15	154,052

Q3 2003 non-cash adjustment	(8,000)	—	—	—	(8,000)
Q3 2003 cash charges	(2,568)	—	(5,934)	—	(8,502)

Accruals at September 28, 2003	11,110	—	126,425	15	137,550

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Restructuring Plan) due to the slowdown in the semiconductor industry and a resulting decline in revenues. The Company has substantially completed its execution of the 2001 Restructuring Plan, with the exception of the facilities and equipment decommission activities, which are expected to be completed by the end of 2003. During the first quarter of 2003, the Company reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, the Company also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Restructuring Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges (recoveries) net.

The following table summarizes activities under the 2001 Restructuring Plan during the nine months ended September 28, 2003:

(Thousands)	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$15,055	$646	$15,701
Q1 2003 cash charges	(630)	—	(630)
Q1 2003 non-cash adjustment	(7,400)	—	(7,400)

Accruals at March 30, 2003	7,025	646	7,671
Q2 2003 cash charges	(226)	—	(226)

Accruals at June 29, 2003	6,799	646	7,445
Q3 2003 cash charges	(596)	—	(596)

Accruals at September 28, 2003	$6,203	$646	$6,849

As of September 28, 2003 and December 29, 2002, $100 million and $113 million of the total restructuring accruals of $144 million and $213 million were included in other liabilities (long-term) on the balance sheets. (See Note 13.)

13. Other Liabilities

The Company’s other long-term liabilities at September 28, 2003 and December 29, 2002 consisted of:

(Thousands)	September 28, 2003	December 29, 2002
Dresden deferred grants and subsidies	$257,818	$146,346
Restructuring accrual	100,499	112,567
Customer deposits	17,500	38,000
Deferred gain on building	23,908	25,169
FASL LLC pension liabilities	24,704	—
Other	853	—

	$425,282	$322,082

14. Subsequent Events

Amendment of Note Payable to Bank

On July 7, 2003, the Company amended and restated its 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution. It was further amended on October 3, 2003. The July 2003 Loan Agreement currently provides for a secured revolving line of credit of up to $125 million that expires in July of 2007. The Company can borrow, subject to amounts that were set aside by the lenders, up to 85 percent of its eligible accounts receivable from OEMs and 50 percent of its eligible accounts receivable from distributors. The Company has to comply with, among other things, the following financial covenants if the level of net domestic cash (as defined in the July 2003 Loan Agreement) it holds declines below $125 million:

•	restrictions on the Company’s ability to pay cash dividends on its common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount
September 30, 2003	$1.25 billion
December 31, 2003	$1.25 billion
Last day of each fiscal quarter in 2004	$1.425 billion
Last day of each fiscal quarter in 2005	$1.85 billion
Last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
Four fiscal quarters ending September 30, 2003	$150 million
Four fiscal quarters ending December 31, 2003	$400 million
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

At September 28, 2003, net domestic cash, as defined, totaled $429 million. The Company’s obligations under the July 2003 Loan Agreement are secured by all of its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds. FASL LLC’s assets, accounts receivable, inventory and general intangibles are not pledged as security for the Company’s obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements in this report relate to, among other things: operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; normal seasonality in the sale of our products in the fourth quarter of 2003; our ability to transition to new products and technologies in a timely and effective way; and customer and market acceptance of our AMD Opteron and AMD Athlon 64 microprocessors and MirrorBit products. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth below beginning on page 31 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in this report and our Audited Consolidated Financial Statements and related notes as of December 29, 2002 and December 30, 2001 and for each of the three years in the period ended December 29, 2002 as filed in our Annual Report on Form 10-K, as amended.

AMD, the AMD Arrow logo, and combinations thereof, Advanced Micro Devices, AMD Athlon, AMD Duron and AMD Opteron are trademarks of Advanced Micro Devices, Inc. in the United States and/or other jurisdictions. Spansion and MirrorBit are trademarks of FASL LLC in the United States and/or other jurisdictions. Microsoft and Windows are trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

RESULTS OF OPERATIONS

Prior to the third quarter of 2003, we had two reportable segments, the Core Products and Foundry Services segments. Primarily as a result of the formation of FASL LLC, we re-evaluated our reportable segments. We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment.

Beginning in the third quarter of 2003, we changed our reportable segments to: the Computation Products segment, which includes x86 microprocessors for servers, workstations, desktop and notebook PCs and chipset products, and the Memory Products segment, which includes the Flash memory products of AMD and FASL LLC. Microprocessor products include our AMD OpteronTM, AMD AthlonTM XP and AMD DuronTM microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory, or EPROM devices. We believe that separate reporting of these operating segments, given our new focus on FASL LLC as a separate operating company and its separate market brand - SpansionTM, provides more useful information.

The All Other category comprises other small operating segments (Personal Connectivity Solutions Products, which includes low power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that are neither individually nor in the aggregate material. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been restated to conform to the current period presentation. However, as the results of operations for prior periods do not include the consolidation of FASL LLC’s operations, the restated information for the Memory Products segment for the current periods are not comparable to those in prior periods.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 28, 2003 and September 29, 2002 each included 13 weeks. The nine months ended September 28, 2003 and September 29, 2002 each included 39 weeks.

In order to respond more quickly to changes in market trends and improve efficiencies in the production, marketing and product design of our Flash memory products, we and Fujitsu formed FASL LLC effective June 30, 2003. As we have a 60% controlling equity interest in FASL LLC.

Both we and Fujitsu contributed our respective investments in the Manufacturing Joint Venture (formerly referred to as FASL). We also contributed Flash memory inventory, our manufacturing facility located in Austin, Texas (Fab 25), our Flash memory research and development facilities in Sunnyvale, California, and our Flash memory assembly and test operations in Thailand, Malaysia and China. In addition, Fujitsu contributed its Flash memory division, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia.

As a result of the transaction, we began consolidating the results of FASL LLC’s operations on the first day of the quarter ended September 28, 2003. The results of operations for prior periods do not include the consolidation of FASL LLC’s operations. Accordingly, the results of operations during the third quarter of 2003 are not comparable to the results of operations in prior periods.

The following is a summary of our net sales by segment and category for the periods presented below:

	Quarters Ended			Nine Months Ended
(Millions)	September 28, 2003	June 29, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Computation Products	$503	$406	$264	$1,379	$1,334
Memory Products	424	211	188	853	524
All Other	27	28	56	82	152

	$954	$645	$508	$2,314	$2,010

Net Sales Comparison of Quarters Ended September 28, 2003 and June 29, 2003

Net sales of $954 million for the third quarter of 2003 increased 48 percent compared to the net sales of $645 million for the second quarter of 2003.

Computation Products net sales of $503 million increased 24 percent in the third quarter of 2003 compared to the second quarter of 2003. The increase in net sales was due to growth in Europe and Asia. Microprocessor unit shipments and average selling prices increased by 8 percent and 14 percent during the quarter. In the fourth quarter of 2003, we expect microprocessor sales to increase due to normal seasonality and the availability of a richer mix of products.

Memory products net sales of $424 million increased 101 percent in the third quarter of 2003 compared to the second quarter of 2003. The increase in net sales was primarily attributable to the effect of consolidating the operating results of FASL LLC, which includes FASL LLC sales to Fujitsu, and increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu. In the fourth quarter of 2003, we expect our reported Flash memory device sales to increase primarily due to normal seasonality and increasing customer acceptance of MirrorBitTM technology.

Net Sales Comparison of Quarters Ended September 28, 2003 and September 29, 2002

Net sales of $954 million for the third quarter of 2003 increased 88 percent compared to net sales of $508 million for the third quarter of 2002.

Computation Products net sales of $503 million increased 91 percent in the third quarter of 2003 compared to the third quarter of 2002 due to a 55 percent increase in microprocessor unit shipments and a 21 percent increase in microprocessor average selling prices.

Memory products net sales of $424 million increased 125 percent in the third quarter of 2003 compared to the third quarter of 2002. The increase in net sales was primarily attributable to the effect of consolidating the operating results of FASL LLC, which includes FASL LLC sales to Fujitsu, and increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of customers and geographical sales territories between AMD and Fujitsu.

Net Sales Comparison of Nine Months Ended September 28, 2003 and September 29, 2002

Net sales of $2,314 million for the first nine months of 2003 increased by 15 percent compared to net sales of $2,010 million for the first nine months of 2002.

Computation Products net sales of $1,379 million increased 3 percent in the first nine months of 2003 compared to the first nine months of 2002 primarily due to an increase in microprocessor unit shipments of 13 percent, offset by a 9 percent decrease in microprocessor average selling prices.

Memory products net sales of $853 million increased 63 percent in the first nine months of 2003. The increase in net sales was primarily attributable to the effect of consolidating the operating results of FASL LLC, which includes FASL LLC sales to Fujitsu, and increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarters Ended			Nine Months Ended
(Millions except for gross margin percentage)	September 28, 2003	June 29, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Cost of sales	$627	$425	$454	$1,549	$1,599
Gross margin percentage	34%	34%	11%	33%	20%
Research and development	$214	$209	$221	$626	$571
Marketing, general and administrative	151	135	159	425	476
Restructuring and other special charges, net	(8)	—	—	(6)	—
Interest and other income, net	0.5	5	13	12	31
Interest expense	27	26	21	79	49

The gross margin percentage of 34 percent in the third quarter of 2003 remained flat from the second quarter of 2003 and increased from 11 percent in the third quarter of 2002. The gross margin percentage of 33 percent for the first nine months of 2003 increased from 20 percent for the first nine months of 2002. Gross margins in the third quarter of 2003 remained flat from the second quarter of 2003 due to an 8 percent increase in microprocessor average selling prices, offset by the absence of an approximate $20 million benefit from the second quarter sale of microprocessor products that had previously been written off. In addition, we incurred a $16 million loss on the sale-leaseback of certain manufacturing equipment. The increase from the third quarter of 2002 is a result of a 21% increase in the average selling price of microprocessors, offset by a $16 million loss on the sale-leaseback of certain manufacturing equipment. Gross margins for the first nine months of 2003 increased from the first nine months of 2002 due primarily to cost savings realized from our 2002 Restructuring Plan and other cost reductions. Gross margin for the three and nine month periods ended September 28, 2003 was also impacted by an increase in unit shipments of Flash memory products of 192 percent and 64 percent. Further quantification of this effect is not practical due to the consolidation of FASL LLC’s operating results beginning in the third quarter of 2003.

Research and development expenses in the third quarter of 2003 were relatively flat compared to the second quarter of 2003 and to the third quarter of 2002. Research and development expenses of $626 million for the first nine months of 2003 increased nine percent from the first nine months of

2002 due to the reallocation of manufacturing resources, previously included in cost of goods sold, to increased research and development activities for our eighth-generation microprocessors.

We amortize the foreign capital grants, interest subsidies and research and development subsidies that we received from the State of Saxony for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to research and development expenses and cost of sales. These credits totaled $5.8 and $12.4 million in the third quarter of 2003, $4.7 and $11.1 million in the second quarter of 2003 and $9.5 and $9.6 million in the third quarter of 2002. In the first nine months of 2003, these credits totaled $16 and $34.3 million. In the first nine months of 2002, these credits totaled $19.9 and $28.1 million.

Marketing, general and administrative expenses of $151 million in the third quarter of 2003 increased 12 percent compared to the second quarter of 2003. The increase was due primarily to incremental administrative expenses due to the FASL LLC transaction. Marketing, general and administrative expenses in the third quarter of 2003 decreased 5 percent compared to the third quarter of 2002, and decreased 11 percent in the first nine months of 2003 compared to the first nine months of 2002. The decreases were primarily a result of cost savings realized as a result of the 2002 Restructuring Plan.

Interest and other income, net, of approximately $0.5 million in the third quarter of 2003 decreased from $5 million in the second quarter of 2003, and decreased from $13 million in the third quarter of 2002. Interest and other income, net, of $12 million in the first nine months of 2003 decreased from $31 million in the first nine months of 2002. In each case, the decrease was primarily due to lower short-term investment balances resulting in lower investment income and approximately $2.3 million in charges in 2003 for other than temporary declines in our equity investments.

Interest expense of $27 million in the third quarter of 2003 was relatively flat compared to the second quarter of 2003 and increased 27 percent compared to the third quarter of 2002 due primarily to the effect of the 4.50% Convertible Senior Notes due 2007 sold in November 2002 and the $110 million term loan drawn at the end of September 2002. Interest expense of $79 million in the first nine months of 2003 increased 61 percent compared to the first nine months of 2002. The increase was due primarily to the effect of the 4.50% notes sold in November 2002 and the $110 million term loan drawn at the end of September 2002. In addition, we capitalized interest of $8.8 million in the first nine months of 2002 on continued expansion and facilitization of Fabs 25 and 30 compared to $1.5 million in the first nine months of 2003.

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

As part of this plan, and as a result of our technology agreement with IBM to develop future generations of our logic process technology, we have ceased silicon processing associated with logic research and development in our Submicron Development Center (SDC) and have eliminated most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan has resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We have vacated, and are attempting to sublease, certain facilities currently occupied under long-term operating leases. We have also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

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

In the third quarter ended September 28, 2003, we revised our estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the FASL LLC transaction. As a result, we reversed $8 million of the estimated severance and fringe benefit accrual due to the decision to reduce the number of positions to be eliminated by 200. Therefore, the 2002 Restructuring Plan will result in the reduction of approximately 1,800 positions or 14 percent of our employees, affecting all levels of our workforce in almost every organization. As of September 28, 2003, 1,512 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $50 million in severance and employee benefit costs. We expect to substantially complete the activities associated with the 2002 Restructuring Plan by the end of December 2003.

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

The following table summarizes activities under the 2002 Restructuring Plan through September 28, 2003:

(Thousands)	Severance and Employee Benefits	Asset impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Q4 2002 non-cash charges	—	(118,590)	—	—	(118,590)
Q4 2002 cash charges	(14,350)	—	(795)	—	(15,145)

Accruals at December 29, 2002	54,420	—	138,105	4,315	196,840
Q1 2003 provision	—	7,791	3,314	—	11,105
Q1 2003 non-cash charges	—	(7,791)	—	—	(7,791)
Q1 2003 cash charges	(17,820)	—	(751)	(4,223)	(22,794)

Accruals at March 30, 2003	36,600	—	140,668	92	177,360
Q2 2003 cash charges	(14,922)	—	(8,309)	(77)	(23,308)

Accruals at June 29, 2003	21,678	—	132,359	15	154,052
Q3 2003 non-cash adjustment	(8,000)	—	—	—	(8,000)
Q3 2003 cash charges	(2,568)	—	(5,934)	—	(8,502)

Accruals at September 28, 2003	11,110	—	126,425	15	137,550

As a result of the 2002 Restructuring Plan, we expect to realize cost reductions of approximately $150 million in 2003. As of September 28, 2003, the actions taken to date pursuant to the 2002 Restructuring Plan resulted in actual expense reduction of approximately $108 million. We have also implemented other cost reduction initiatives that are incremental to the specific expense reductions resulting from the 2002 Restructuring Plan.

In 2001, we announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. We have substantially completed our execution of the 2001 Restructuring Plan, with the exception of facilities and equipment decommission activities which are expected to be completed by the end of 2003. During the first quarter of 2003, we reduced the estimated accrual of the facility and equipment decommission costs by $7.4 million based on the most current information available. During the first quarter, we also realized a recovery of approximately $1.6 million from the sale of equipment impaired as a result of the 2001 Restructuring Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges (recoveries) net.

The following table summarizes activities under the 2001 Restructuring Plan during the first nine months ended September 28, 2003:

(Thousands)	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
Accrual at December 29, 2002	$15,055	$646	$15,701
Q1 2003 cash charges	(630)	—	(630)
Q1 2003 non-cash adjustment	(7,400)	—	(7,400)

Accruals at March 30, 2003	7,025	646	7,671
Q2 2003 cash charges	(226)	—	(226)

Accruals at June 29, 2003	6,799	646	7,445
Q3 2003 cash charges	(596)	—	(596)

Accruals at September 28, 2003	$6,203	$646	$6,849

As a result of the 2001 Restructuring Plan, we expected to realize cost reductions of $129 million on an annualized basis. The actions taken to date have resulted in actual savings of approximately $83 million in 2002, and additional savings of approximately $96 million in the first nine months of 2003.

Income Taxes

We recorded no income tax benefit against our pre-tax losses in the third quarter of 2003 and an income tax benefit of $73 million in the third quarter of 2002. The income tax provision for the nine months ended September 28, 2003 was $3 million, and reflects the netting of U.S. federal tax refunds and taxes due on income generated in certain states and foreign tax jurisdictions. No net tax benefit was recorded in the first nine months of 2003 on pre-tax losses due to continuing operating losses.

The effective tax benefit rates for the quarter and nine months ended September 29, 2002 were 22 percent and 30 percent, respectively, reflecting a valuation allowance against certain deferred tax assets in the form of tax credit carryforwards where we believed it was more likely than not that the credits would not be utilized prior to their expiration.

Other Items

International sales as a percent of net sales were 79 percent in the third quarter of 2003 compared to 73 percent in the second quarter of 2003 and 75 percent in the third quarter of 2002. International sales as a percent of net sales were 75 percent in the first nine months of 2003 and 69 percent in the first nine months of 2002. During the third quarter of 2003, approximately 21 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the yen, as compared to one percent during the third quarter of 2002. This was due to the consolidation of FASL LLC. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen denominated die purchases. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Segment Income (Loss)

Prior to the third quarter of 2003, we had two reportable segments, the Core Products and Foundry Services segments. Primarily as a result of the formation of FASL LLC, we re-evaluated our reportable segments. We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment.

Beginning in the third quarter of 2003, we changed our reportable segments to: the Computation Products segment, which includes x86 microprocessors for servers, workstations, desktop and notebook PCs and chipset products, and the Memory Products segment, which includes the Flash memory products of AMD and FASL LLC. Microprocessor products include our AMD OpteronTM, AMD AthlonTM and AMD DuronTM microprocessors. Memory products include Flash memory devices and Erasable Programmable Read-Only Memory, or EPROM devices. We believe that separate reporting of these operating segments, given our new focus on FASL LLC as a separate operating company and its separate market brand—Spansion, provides more useful information.

The All Other category comprises other small operating segments (Personal Connectivity Solutions Products, which includes lower power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that are neither individually nor in the aggregate material. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been restated to conform to the current period presentation. However, as the results of operations for prior periods do not include the consolidation of FASL LLC’s operations, the restated information for the Memory Products segment for the current periods are not comparable to those in prior periods.

The following is a summary of operating loss by segment and category for the periods presented below:

	Quarters Ended			Nine Months Ended
(Millions)	September 28, 2003	June 29, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Computation Products	$19	$(52)	$(317)	$(86)	$(503)
Memory Products	(49)	(73)	(14)	(187)	(101)
All Other	—	2	6	(6)	(31)

Total segment operating income (loss)	$(30)	$(123)	$(325)	$(279)	$(635)

Computation Products operating income of $19 million for the third quarter of 2003 improved $71 million from the second quarter of 2003 and $336 million from the third quarter of 2002. The increases were due to the increase in revenue over the second quarter of 2003 and the third quarter of 2002. Computation Products operating loss of $86 million for the nine months ended September 28, 2003 improved $417 million from the nine months ended September 29, 2002. The improvement was due to cost reduction efforts, including cost savings realized pursuant to our 2002 Restructuring Plan.

Memory products operating loss of $49 million for the third quarter of 2003 decreased by $24 million from the second quarter of 2003, and increased by $35 million from the third quarter of 2002. Memory Products operating loss of $187 million for the nine months ended September 28, 2003 increased $86 million from the nine months ended September 29, 2002. Further quantification of the changes is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu.

FINANCIAL CONDITION

Net cash used by operating activities was $93 million in the first nine months of 2003, primarily as a result of our year-to-date net loss of $318 million and other uses of cash in operating activities of approximately $436 million due to net changes in operating assets and liabilities, offset by non-cash charges, including $708 million of depreciation and amortization, non-cash credits of $49 million from foreign grant and subsidy income, and $20 million of net loss on disposal of property, plant and equipment. The net changes in operating assets and liabilities included a payment of $90 million for technology licenses, approximately $27 million refund of customer deposits under long-term purchase agreements, and approximately $35 million of severance payment under the 2002 Restructuring Plan.

Net cash provided by operating activities was $9 million in the first nine months of 2002 as a result of non-cash charges, including $556 million of depreciation and amortization, $12 million of net loss on disposal of property, plant and equipment and other cash provided by operating activities of approximately $144 million due to net changes in operating assets and liabilities, offset by our year-to-date net losses of $448 million and non-cash credits of $248 million from net changes in deferred income taxes and foreign grant and subsidy income.

Net cash provided by investing activities was $291 million during the first nine months of 2003, primarily as a result of $148 million as a result of the acquisition of a controlling interest in FASL LLC and $530 million net cash inflow from purchases and sales of available-for-sale securities, offset by $408 million used for the purchases of property, plant and equipment.

Net cash used by investing activities was $446 million in the first nine months of 2002, primarily due to $567 million used for the purchases of property, plant and equipment, $30 million, net of cash acquired, to purchase Alchemy Semiconductor, offset by $143 million of net cash inflow from purchases and sales of available-for-sale securities and $5 million of proceeds from the sale of property, plant and equipment.

Net cash provided by financing activities was $366 million during the first nine months of 2003, primarily due to $245 million received from equipment sale-leaseback transactions, $7 million in borrowings under our July 2003 Loan Agreement, $40 million cash note from Fujitsu as part of FASL LLC transaction, $142 million of capital investment grants received from the German government as part of the Dresden Fab 30 loan agreements, and $17 million of proceeds primarily from sale of stock under our Employee Stock Purchase Plan, offset by $85 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $529 million in the first nine months of 2002, primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our convertible senior debentures, $108 million in proceeds from our September 2002 Loan Agreement (currently the July 2003 FASL Term Loan), net of $2 million in debt issuance costs, $120 million in borrowings under our July 1999 Loan Agreement (currently the July 2003 Loan Agreement), $13 million in proceeds from equipment lease financing, $24 million in proceeds from the issuance of stock in connection with stock option exercises and employee purchases under our Employee Stock Purchase Plan and $50 million of capital investment grants and interest subsidies from the German government as part of the Dresden Fab 30 loan agreements, offset by $281 million in payments on debt and capital lease obligations.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations and principal guarantees at September 28, 2003, and are supplemented by the discussion following the tables.

Principal Contractual Cash Obligations at September 28, 2003 were:

	Payments Due By Period
(In Thousands)	Total	2003	2004	2005	2006	2007	2008 and beyond
4.75% Convertible Senior Debentures Due 2022	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	—	402,500	—
Dresden term loans	612,740	—	34,424	309,813	268,503	—	—
July 2003 FASL term loan	89,375	16,875	27,500	27,500	17,500	—	—
Manufacturing Joint Venture loan	160,923	—	42,913	42,913	42,913	32,184	—
Fujitsu cash note	40,000	—	—	10,000	30,000	—	—
Capital lease obligations	276,038	19,616	91,970	85,600	74,526	4,326	—
Operating leases	475,259	18,258	69,764	58,728	47,429	39,733	241,347
Unconditional purchase commitments	127,988	13,033	52,030	52,022	3,176	2,591	5,136

Total contractual cash obligations	$2,684,823	$67,782	$318,601	$586,576	$484,047	$481,334	$746,483

Principal Guarantees at September 28, 2003 were:

Guarantees of indebtedness recorded on our consolidated balance sheets

The following table summarizes the principal guarantees issued as of September 28, 2003 related to underlying liabilities that are already recorded on our consolidated balance sheets as of September 28, 2003:

		Amounts of guarantee expiration per period
(Thousands)	Amounts* Guaranteed	2003	2004	2005	2006	2007	2008 and Beyond
Dresden term loan guarantee	$306,369	$—	$—	$—	$306,369	$—	$—
July 2003 FASL term loan guarantee	53,625	10,125	16,500	16,500	10,500	—	—
FASL capital lease guarantees	155,812	10,587	47,998	51,128	43,397	2,702	—
Manufacturing Joint Venture term loan guarantee	96,554	—	25,748	25,748	25,748	19,310	—

Total guarantees	$612,360	$20,712	$90,246	$93,376	$386,014	$22,012	$0

*	Amounts guaranteed represent the principal amount of the underlying obligations and are exclusive of obligations for interest, fees and expenses.

Guarantees of indebtedness not recorded on our consolidated balance sheets

The following table summarizes the principal guarantees issued as of September 28, 2003 for which the related underlying liabilities are not recorded on our consolidated balance sheets as of September 28, 2003:

		Amounts of guarantee expiration per period
(Thousands)	Amounts Guaranteed*	2003	2004	2005	2006	2007	2008 and beyond
FASL LLC operating lease guarantees	$29,386	$7,647	$21,739	$—	$—	$—	$—
BAC payment guarantee	28,686	—	—	—	—	—	28,686
AMTC payment guarantee	36,718	—	—	—	—	36,718	—
AMTC rental guarantee	130,036	—	—	—	—	—	130,036	**

Total	$224,826	$7,647	$21,739	$—	$—	$36,718	$158,722

*	Amounts guaranteed represent the principal amount of the underlying obligations and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding will diminish until the expiration of the guarantee.

July 2003 Loan Agreement

On July 7, 2003, we amended and restated our 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution. We further amended it on October 3, 2003 (the July 2003 Loan Agreement). The July 2003 Loan Agreement currently provides for a secured revolving line of credit of up to $125 million that expires in July of 2007. We can borrow, subject to amounts that were set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. We have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

•	restrictions on our ability to pay cash dividends on its common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount
September 30, 2003	$1.25 billion
December 31, 2003	$1.25 billion
Last day of each fiscal quarter in 2004	$1.425 billion
Last day of each fiscal quarter in 2005	$1.85 billion
Last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
Four fiscal quarters ending September 30, 2003	$150 million
Four fiscal quarters ending December 31, 2003	$400 million
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

At September 28, 2003, net domestic cash, as defined, totaled $429 million. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds. FASL LLC’s assets, accounts receivable, inventory and general intangibles are not pledged as security for our obligations.

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we sold $402.5 million of 4.50% Convertible Senior Notes Due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then effective conversion price for at least 20 trading days within a period of thirty trading days, ending within 5 trading days of the date of the redemption notice.

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

Dresden Term Loans and Dresden Term Loan Guarantee

AMD Saxony, an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.7 billion when it is fully equipped by the end of 2005. As of September 28, 2003, we had invested $2.2 billion in AMD Saxony.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG in order to finance the project.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts set forth below are subject to change based on applicable conversion rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate of 0.87 euro to one U.S. dollar as of September 28, 2003, to translate the amounts denominated in deutsche marks into U.S. dollars.

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

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of September 28, 2003, the balances were $168 million of subordinated loans, $66 million of revolving loans and $286 million of equity investments in AMD Saxony, net of repayments. These amounts have been eliminated in our consolidated financial statements.

In addition to support from AMD, the consortium of banks referred to above made available up to $880 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $613 million of such loans outstanding as of September 28, 2003, which are included in our consolidated balance sheets.

Finally, pursuant to a Subsidy Agreement, as amended in August 2002, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony’s outstanding bank debt, or $398 million;

•	capital investment grants and allowances totaling $477 million; and

•	interest subsidies totaling $176 million.

Of these amounts, AMD Saxony had received approximately $412 million in capital investment grants and allowances, $122 million in interest subsidies. In addition, AMD Saxony received advanced payments for interest subsidies amounting to $28 million. AMD Saxony also received $44 million in research and development subsidies through September 28, 2003. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. The historical rates were used to translate the amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Subsidy Agreement, as amended, imposes conditions on AMD Saxony, including the requirement to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated December 2003 employment levels as a result of the 2002 Restructuring Plan (see Note 9 of the Condensed Consolidated Financial Statements). Consequently, the anticipated headcount is below the level required to be maintained by the Subsidy Agreement. Based on these revised headcount estimates, the maximum amount of capital investment grants and allowances available under the Subsidy Agreement would be reduced from $477 million to $418 million. We adjusted the quarterly amortization of these amounts accordingly. There have been no conditions of noncompliance through September 28, 2003 that would result in forfeiture of any of the grants and allowances.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony;

•	fund shortfalls in government subsidies resulting from any default under the subsidy agreements caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $128 million or more than $344 million, until the bank loans are repaid in full. As of September 28, 2003, the amount outstanding under the guarantee was $306 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in our consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if we, AMD Saxony, AMD Saxony Holding GmbH (AMD Holding), AMD Saxony Admin GmbH or AMD Saxony LLC failed to comply with certain obligations thereunder or upon the occurrence of certain events, including:

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony, AMD Holding, AMD Saxony Admin GmbH or AMD Saxony LLC;

•	the occurrence of a default under the July 2003 Loan Agreement; and

•	AMD Saxony’s noncompliance with certain financial covenants, including a minimum tangible net worth covenant, a minimum interest cover ratio, an asset cover ratio and a minimum liquidity covenant.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements. As of September 28, 2003, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of indebtedness of approximately $613 million. The occurrence of a default under the Dresden Loan Agreements would likely result in a cross-default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we will be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Advanced Mask Technology Center Guarantee and BAC Guarantee

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC entered into an $86 million bridge loan in June 2002, and BAC and AMTC entered into a $138 million revolving credit facility and an $86 million term loan in December 2002. In September 2003, the outstanding amounts under the bridge loan were repaid with proceeds from the term loan. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, we guaranteed up to approximately $29 million plus interest and expenses under the term loan, up to approximately $37 million plus interest and expenses under the revolving loan, and up to approximately $16 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $130 million. As of September 28, 2003, $12 million was drawn under the revolving credit facility, and $75 million was drawn under the term loan and are subject to the aforementioned guarantees.

We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to the effective date of FIN 45.

Capital Lease Obligations

As of September 28, 2003, we had capital lease obligations of approximately $276 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment.

Operating Leases, Unconditional Purchase Commitments and Other Operating Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of September 28, 2003, were approximately $475 million, of which $130 million was recorded as a liability for certain facilities pursuant to our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of September 28, 2003, were approximately $128 million for periods through 2009. $90 million of the amount relates to the remaining payments for a three-year service contract. As the services are being performed ratably over the life of the arrangement, we expense the payments as incurred. As a result, we do not carry any liabilities relating to this agreement. The remaining $38 million consists of miscellaneous purchase agreements for raw materials and office supplies.

FASL LLC Debt and Guarantees

July 2003 FASL Term Loan

On July 11, 2003, we amended our September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.14% percent at September 28, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of September 28, 2003, $89 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu.

FASL LLC must also comply with additional financial covenants if its net domestic cash balance (as defined in the July 2003 FASL Term Loan) declines below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 and the end of 2005 and $100 million during 2006. At any time that net domestic cash falls below these thresholds, FASL LLC must comply with, among other things, the following financial covenants:

•	maintain an adjusted tangible net worth (as defined in the July 2003 FASL Term Loan) of not less than $850 million.

•	achieve EBITDA according to the following schedule:

Period	Amount
Quarter ending September 2003	(40 million)
For the six months ending December 2003	$75 million
For the nine months ending March 2004	$170 million
For the four quarters ending June 2004	$285 million
For the four quarters ending September 2004	$475 million
For the four quarters ending December 2004	$550 million
For the four quarters ending in 2005	$640 million
For the four quarters ending 2006	$800 million

•	maintain a Fixed Charge Coverage Ratio (as defined in the July 2003 FASL Term Loan) according to the following schedule:

Period	Ratio
Third Fiscal Quarter of 2003	-0.6 to 1.00
Fourth Fiscal Quarter of 2003	0.2 to 1.00
First Fiscal Quarter of 2004	0.25 to 1.00
Period ending June 2004	0.4 to 1.00
Period ending September 2004	0.8 to 1.00
Period ending December 2004	1.0 to 1.00
Full Fiscal Year 2005	1.0 to 1.00
Full Fiscal Year 2006	0.9 to 1.00

At September 28, 2003, FASL LLC’s net domestic cash totaled $202 million.

FASL Leases and Guarantees

On July 16, 2003, a wholly owned subsidiary of FASL LLC entered into a sale-leaseback transaction for certain equipment with a third party financial institution in the amount of 12 billion yen (approximately $100 million on July 16, 2003) in cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $168 million. As the term on the leaseback is more than 75 percent of the remaining estimated economic lives of the equipment, we are accounting for the transaction as a capital lease. We recognized an immediate loss of $16 million on the transaction due to the fact that the fair market value of the equipment was less than their net book value at the time of the transaction. We also recorded approximately $52 million of deferred loss which will be amortized in proportion to the leased assets over their average estimated remaining lives, which is approximately 3 years. We guaranteed 50 percent or up to approximately $50 million of the outstanding obligations, under the lease arrangement. As of September 28, 2003, the outstanding lease obligation under this agreement was approximately $91 million. FASL LLC and its subsidiaries also entered into other capital lease transactions during the third quarter of 2003, which resulted in additional capital lease obligations of $152 million as of September 28, 2003.

We have guaranteed approximately $156 million of the total $276 million outstanding obligations under capital lease arrangements of FASL LLC as of September 28, 2003.

We also guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $29 million as of September 28, 2003.

Fujitsu Cash Note

As a result of the FASL LLC transaction, Fujitsu also loaned to FASL LLC $40 million pursuant to a promissory note. The note has a term of three years, with four equal principal payments on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

Manufacturing Joint Venture Loan and Guarantee

As a result of the FASL LLC transaction agreements with Fujitsu, the Manufacturing Joint Venture’s third party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of 18 billion yen (approximately $161 million on September 28, 2003) entered into between a wholly owned subsidiary of FASL LLC and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating. The current interest rate is 1.06%. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. We have agreed to pay Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

In addition, during the four-year period commencing on June 30, 2003, we are obligated to provide FASL LLC with additional funding to finance operations shortfall. Generally, FASL LLC is first required to seek any required financing from external sources. However, if such third party financing is not available, we must provide funding to FASL LLC equal to our pro-rata ownership interest in FASL LLC, which is currently 60 percent.

Other Financing Activities

We expect capital expenditures for 2003 to be approximately $600 million. The capital expenditures for the first six months of 2003 did not include expenditures made by the Manufacturing Joint Venture. We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments in the short- and long-term. Should additional funding be required such as to meet the payment obligation of our long term debts when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings or from additional securities which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe, that in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to us.

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

Section II. General Option Information

The following is a summary of stock option activity for the nine months ended September 28, 2003 and year ended December 29, 2002:

	Nine Months Ended September 28, 2003		Year Ended December 29, 2002
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding at beginning of period	60,408,754	$18.58	52,944,339	$20.44
Granted	4,253,320	7.67	11,828,688	5.62
Canceled	(22,122,447)	27.75	(3,413,705)	20.34
Exercised	(629,311)	6.12	(950,568)	6.23

Outstanding at end of period	41,910,316	$12.82	60,408,754	$18.58

Exercisable at end of period	28,388,967	$13.60	33,806,970	$19.55
Available for grant at beginning of period	13,018,643		21,145,854
Available for grant at end of period	30,434,693		13,018,643

In-the-money and out-of-the-money stock option information as of September 28, 2003, was as follows:

As of September 28, 2003 (Shares in thousands)	Exercisable		Unexercisable			Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
In-the-Money	16,890,031	$8.15	7,849,871	N/A	(3)	24,739,902		$7.89
Out-of-the-Money (1)	11,498,936	$21.61	5,671,478	N/A	(3)	17,170,414		$19.93

Total Options Outstanding	28,388,967		13,521,349			41,910,316	(2)

(1)	Out-of-the-money stock options have an exercise price equal to or above $10.87, the market value of AMD’s common stock, on the last trading day of the third quarter of 2003, September 26, 2003.
(2)	Includes 422,603 shares granted from treasury stock as non-plan grants.
(3)	Weighted average exercise price information for unexercisable options is not available.

Section III. Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	2003 YTD	2002	2001
Net grants (1) during the period as % of outstanding shares (2)	(5.14%)	2.44%	3.71%
Grants to listed officers (3) during the period as % of total options granted	10.63%	14.33%	7.88%
Grants to listed officers (3) during the period as % of outstanding shares	0.13%	0.49%	0.33%
Cumulative options held by listed officers (3) as % of total options outstanding	26.87%	17.93%	16.51%

(1)	Options grants are net of options canceled.
(2)	Outstanding shares as of September 28, 2003, December 29, 2002 and December 30, 2001.
(3)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 8, 2002 and March 25, 2003.

Section IV. Executive Options

Options granted to listed officers for the nine months ended September 28, 2003 were as follows:

Name (1)	2003 Option Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of September 28, 2003	Exercise Price Per Share	Expiration Date
					0%	5%	10%
W. J. Sanders III	—	—	—	—	—	—	—
Hector de J. Ruiz	125,000	2.98%	$7.36	5/1/2013	$—	$578,583	$1,466,243
	125,000	2.98%	$7.16	8/1/2013	$—	$562,861	$1,426,399
Robert R. Herb	19,791	0.47%	$7.36	5/1/2013	$—	$91,606	$232,147
	19,791	0.47%	$7.16	8/1/2013	$—	$89,117	$225,839
Robert J. Rivet	31,250	0.75%	$7.36	5/1/2013	$—	$144,646	$366,561
	31,250	0.75%	$7.16	8/1/2013	$—	$140,715	$356,600
William T. Siegle	18,750	0.45%	$7.36	5/1/2013	$—	$86,787	$219,936
	18,750	0.45%	$7.16	8/1/2013	$—	$84,429	$213,960
Thomas M. McCoy	31,250	0.75%	$7.36	5/1/2013	$—	$144,646	$366,561
	31,250	0.75%	$7.16	8/1/2013	$—	$140,715	$356,600

(1)	The “listed officers” are those listed in our proxy statement filed with out notice of annual meeting dated March 25, 2003.

Option exercises during 2003 and option values for listed officers(1) for the nine months ended September 28, 2003 were as follows:

Name	Shares Acquired on Exercise	Value Realized (2)	Number of Securities Underlying Unexercised Options at 9/28/03		Values of Unexercised In-the Money Options at 9/28/03
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. J. Sanders III	—	$—	3,550,000	250,000	$7,678,000	$—
Hector de J. Ruiz	—	$—	1,600,000	2,350,000	$—	$1,066,250
Robert R. Herb	—	$—	962,509	327,075	$984,108	$474,083
Robert J. Rivet	10,000	$71,500.00	377,780	284,720	$186,964	$470,661
William T. Siegle	9,000	$64,260.00	532,666	110,834	$526,348	$420,095
Thomas M. McCoy	—	$—	647,360	270,140	$368,176	$465,886

(1)	The “listed officers” are those listed in our proxy statement filed with our notice of annual meeting dated March 25, 2003.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or fiscal year-end) and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of September 28, 2003, are summarized in the following table:

	Nine Months Ended September 28, 2003
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	23,383,135		$14.96	17,629,863
Equity compensation plans not approved by shareholders	18,527,181	(1)	$10.11	12,804,830	(2)

TOTAL	41,910,316			30,434,693

(1)	Includes 422,603 shares granted from treasury stock as non-plan grants.
(2)	Of these shares, approximately 1,677,767 shares can be issued as restricted stock under the 1998 Stock Incentive Plan.

On June 27, 2003, we filed a Tender Offer Statement with the SEC and made an offer, which was approved by our stockholders to exchange certain stock options to purchase shares of our common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19 million shares of our common stock were tendered for exchange and cancelled on July 28, 2003. Subject to the terms of the offer to exchange, we will grant replacement options to purchase approximately 13.4 million shares of its common stock at fair market value on the date of grant on or after January 29, 2004, in exchange for the options cancelled. We do not expect to record compensation expense as a result of the exchange.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity – as either debt or equity in the balance sheet. The requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial condition.

Risk Factors

We must achieve market acceptance for our AMD Opteron and AMD Athlon 64 microprocessors, or we will be materially adversely affected. We introduced our AMD Opteron processors in April 2003 and we introduced our AMD Athlon 64 processors in September 2003. These processors are designed to provide high performance for both 32-bit and 64-bit applications in servers and workstations and in desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including market acceptance of our new 64-bit technology and our ability to produce them in a timely manner on new process technologies, including silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; their market acceptance; the availability, performance and feature set of motherboards and chipsets designed for our eighth-generation processors; and the support of the operating system and application program providers for our 64-bit instruction set.

We cannot be certain that our substantial investments in research and development of process technologies will lead to improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive. We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon-on-insulator technology is critical to our AMD Opteron and AMD Athlon 64 microprocessors. In addition, we have an agreement with a partner to develop future generations of logic process technology. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably. Further, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive or that our partnerships will be successful.

We have experienced substantial fluctuations in revenues since 2001, and we may experience declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for 2002 were $2,697 million compared to $3,892 million for 2001. This decline was due primarily to reduced demand for our products resulting from the economic slowdown and our decision primarily in the third and fourth quarters of 2002 to limit shipments and to accept receipt of product returns from certain customers, each as part of our efforts to reduce excess PC processor inventory in the overall supply chain. We incurred a net loss of $318 million for the nine months ended September 28, 2003, and $1.3 billion for 2002 compared to a net loss of $61 million for 2001. Reduced end user demand, underutilization of our manufacturing capacity and other factors could adversely affect our business in the future and we may experience declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

The semiconductor industry is highly cyclical and has been in a severe downturn that adversely affected, and may continue to adversely affect, our business. The highly cyclical semiconductor industry has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. The most recent downturn, which began in the fourth quarter of 2000, was severe and prolonged, and future downturns may also be severe and prolonged. Our financial performance has been negatively affected by these downturns, including the incurrence of substantial losses during the most recent downturn, as a result of:

•	the cyclical nature of the supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If conditions do not significantly improve in the near term, or if these conditions in the semiconductor industry occur in the future, as they likely will to a lesser or greater degree, our business will be adversely affected.

Fluctuations in the personal computer market may continue to materially adversely affect us. Our business is, and particularly our PC processor product lines are, tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of PCs sold, sales of our microprocessors may not grow and may even decrease.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

We plan for significant capital expenditures in 2003 and beyond and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected. We plan to continue to make significant capital expenditures to support our microprocessor and Flash memory products both in the near and long term, including approximately $192 million during the remainder of 2003. The capital expenditures projected for 2003 include those relating to the continued facilitization of Fab 30 and those relating to FASL LLC. These capital expenditures, together with ongoing operating expenses, may be a substantial drain on our cash flow and may also decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing would have a material adverse effect on us.

In March 1997, AMD Saxony entered into the Dresden Loan Agreements and other related agreements. These agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. We currently estimate that the maximum construction and facilitization costs to us of Fab 30 will be $2.7 billion when fully equipped by the end of 2005. We had invested $2.2 billion as of September 28, 2003. If we are unable to meet our obligations to AMD Saxony as required under these agreements, we will be in default under the Dresden Loan Agreements, which would permit acceleration of $613 million of indebtedness, as well as a cross-default under the indentures governing our 4.75% Debentures and 4.50% Notes.

FASL LLC, our majority owned joint venture subsidiary, continues to facilitize its manufacturing facilities in Aizu-Wakamatsu, Japan, known as FASL JV2 and FASL JV3 and in Austin, Texas, known as Fab 25. We expect that the maximum facilitization costs of FASL JV2 and FASL JV3, to FASL LLC, will be $1.8 billion when fully equipped, a decrease from $2.2 billion as a result of cost cutting measures. As of September 28, 2003, approximately $1.7 billion has been funded.

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

We have a substantial amount of debt and debt service obligations, and may incur additional debt, that could adversely affect our financial position. We have a substantial amount of debt and we may incur additional debt in the future. At September 28, 2003, our total debt was $2.1 billion and stockholders’ equity was $2.3 billion. In addition, at September 28, 2003, we had up to $125 million of availability under our July 2003 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $225 million of debt, which is not reflected as debt on our balance sheet.

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

If we are not successful in integrating the operations of our new majority owned subsidiary, FASL LLC, we could be materially adversely affected. Effective June 30, 2003, we and Fujitsu Limited executed several agreements which resulted in the integration of our and Fujitsu’s Flash memory operations in the third quarter. We contributed our Flash memory group, our Fab 25 in Austin, Texas, our Submicron Development Center in Sunnyvale, California, and our assembly and test operations in Thailand, Malaysia and China. Fujitsu contributed its Flash memory business division and its Flash memory assembly and test operations in Malaysia. We, together with Fujitsu, contributed our Manufacturing Joint Venture, which became a wholly owned subsidiary of FASL LLC.

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for AMD Opteron and AMD Athlon 64 microprocessors will depend on our ability to ensure that PC platforms are designed to support our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings would have a material adverse effect on us.

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

To be successful, we must increase sales of our x86 microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	our ability to introduce and create successful marketing positions for the AMD Opteron and AMD Athlon 64 microprocessors, which rely in part on market acceptance and demand for our 64-bit technology (AMD 64 technology);

•	our ability to maintain the marketing position of the AMD Athlon XP microprocessor;

•	our ability to successfully market the AMD Athlon XP, AMD Opteron and AMD Athlon 64 processors, which rely in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	our ability to fund the acquisition of 300 mm wafer fabrication capacity and develop associated process technologies that will be required for long-term competitiveness, and our ability to penetrate the enterprise market with Tier One OEM customers in order to have the volume of demand necessary to utilize the capacity of a 300 mm wafer fab;

•	the pace at which we expect to be able to convert production in Fab 30 to 90 nanometer process;

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the continuing success of our AMD Athlon XP microprocessors and the success of future generations of microprocessors, most immediately the AMD Opteron processor, and the AMD Athlon 64 processor. If we fail to achieve continued and expanded market acceptance of our microprocessors, we may be materially adversely affected.

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected. Our ability to innovate beyond the x86 instruction set controlled by Intel depends on support from Microsoft in its operating systems. If Microsoft does not continue to provide support in its operating systems for our x86 instruction sets, including our 64-bit technology introduced with our AMD Opteron and AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations. If we fail to retain the support of Microsoft, our ability to market our processors could be materially adversely affected.

The completion and impact of our restructuring program and cost reductions could adversely affect us. We formulated the 2002 Restructuring Plan to address the continuing industry-wide weakness in the semiconductor industry by adjusting our cost structure to industry conditions. Pursuant to the 2002 Restructuring Plan, we plan to reduce our fixed costs as a percentage of total costs over time from approximately 80 percent to approximately 70 percent. We have reduced our expenses in the third quarter of 2003 by approximately $38 million compared to the fourth quarter of 2002. As a result of the 2002 Restructuring Plan, we expect total expenses in 2003 to be reduced by approximately $150 million compared to 2002. We cannot, however, be sure that the goals of the 2002 Restructuring Plan will be realized. If we do not execute the 2002 Restructuring Plan well, the ultimate effects of it could prove to be adverse.

The loss of a significant customer for our Spansion Flash memory products in the high-end mobile telephone market, or a lack of market acceptance of MirrorBit™ technology may have a material adverse effect on us. Since the third quarter of 2002, our Flash memory product sales growth was almost entirely based on strength in the high-end mobile phone market. To date, our sales in that market have been concentrated in a few customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as competing manufacturers introduce new products and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, or a loss of a significant customer in the high-end mobile phone market, would have a material adverse effect on us.

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

Spansion memory products are based on the NOR architecture and a significant market shift to the NAND architecture could materially adversely affect us. Spansion memory products are based on the Boolean logic-based NOR (Not Or) architecture, which is typically used for code execution. Any significant shift in the marketplace to products based on NAND (Not And) architecture, which typically offers greater storage capacity, or other architectures will reduce the total market available to us and therefore reduce our market share, which could have a materially adverse affect on us.

Worldwide economic and political conditions may affect demand for our products and slow payment by our customers. The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action in the Middle East, adversely affected demand for our products. A decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. If the economic slowdown returns as a result of terrorist activities, military action or otherwise, it could adversely impact our customers’ ability to pay us in a timely manner.

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

At this time, the most significant risk is manufacturing capacity constraint.

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

We cannot be sure that we will not experience manufacturing problems in achieving acceptable yields or product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

External factors, such as the SARS virus and potential terrorist attacks and other acts of violence or war, may materially adversely affect us. Earlier this year the severe acute respiratory syndrome (SARS) virus had an adverse effect upon the Asian economies and affected demand for our products in Asia. A new outbreak of the virus could have a similar impact on demand for our products in Asia. In addition, if there were to be a case of SARS discovered in any of our operations in Asia, the measures to prevent the spread of the virus could disrupt our operations at that location. There have been no cases of SARS affecting our operations to date.

Terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive and ultimately affect our sales.

Also as a result of terrorism, the United States may be involved in armed conflicts that could have a further impact on our sales, our supply chain, and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. They also could result in or exacerbate economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results and financial condition, and also may result in the volatility of the market price for our securities and on the future prices of our securities.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 2003 Loan Agreement, as amended, contains restrictive covenants and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreements impose restrictive covenants on AMD Saxony, including a prohibition on its ability to pay dividends. The July 2003 FASL Term Loan contains restrictive covenants, including a prohibition on its ability to pay dividends and also requires FASL LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments and FASL LLC’s ability to satisfy the covenants, financial ratios and tests of the July 2003 FASL Term Loan can be affected by events beyond our or FASL LLC’s control. We cannot assure you that we or

FASL LLC will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 2003 Loan Agreement, the July 2003 FASL Term Loan and/or the Dresden Loan Agreements. In addition, these agreements contain cross-default provisions whereby a default under one agreement would likely result in cross-default under agreements covering other borrowings. For example, the occurrence of a default under the July 2003 FASL Term Loan would cause a cross-default under the July 2003 Loan Agreement and a default under the July 2003 Loan Agreement or under the indentures governing our 4.75% Debentures and our 4.50% Notes would cause a cross-default under the Dresden Loan Agreements. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we or FASL LLC were unable to repay those amounts, the lenders under the July 2003 Loan Agreement, the July 2003 FASL Term Loan Agreement and the Dresden Loan Agreements could proceed against the collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our July 2003 Loan Agreement, FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan Agreement, and AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures and our 4.50% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form

10-K for the fiscal year ended December 29, 2002. During the third quarter of 2003, approximately 21 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the yen, as compared to one percent during the third quarter of 2002. This was due to the consolidation of FASL LLC. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen denominated die purchases. As a result of our euro denominated net asset position at AMD Saxony, we had an increase in accumulated other comprehensive income due to the appreciation of the euro during the second quarter of 2003. In addition, as a result of the our yen denominated net asset position in FASL LLC’s manufacturing subsidiary in Japan, we also had an increase in accumulated other comprehensive income due to the appreciation of the yen during the third quarter of 2003. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of September 28, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.44	(a-1) First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 7, 2003, among AMD, AMD International Sales & Service, Ltd. and Bank of America NT & SA, as agent.

*10.63	Loan Agreement, dated as of September 25, 2003, among FASL Japan Limited, Mizuho Corporate Bank, Ltd., and the bank party thereto.

*10.64	Master Rental Agreement, dated July 16, 2003 among GE Capital Leasing Corporation, as Lessor, FASL Japan Limited, as Lessee, and Advanced Micro Devices, Inc. as Guarantor.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	To be filed by amendment.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated July 14, 2003 reporting under Item 5 – Other Events and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, was furnished announcing the creation of FASL LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 12, 2003	By:	/s/ Robert J. Rivet
Robert J. Rivet
Senior Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer