Form 10-Q/A
period 2003-09-28
ADVANCED MICRO DEVICES INC
filed 2003-11-26
CIK 2488

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

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Item 6 of the Advanced Micro Devices, Inc. Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 is amended as follows:

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

*10.44	(a-1) First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 7, 2003, among AMD, AMD International Sales & Service, Ltd. and Bank of America NT & SA, as agent.

**10.63	Loan Agreement, dated as of September 25, 2003, among FASL Japan Limited, Mizuho Corporate Bank, Ltd., and the banks party thereto.

10.64	Master Rental Agreement, dated July 16, 2003 among GE Capital Leasing Corporation, as Lessor, FASL Japan Limited, as Lessee, and Advanced Micro Devices, Inc. as Guarantor.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
**	Confidential treatment has been requested with respect to certain parts of this Exhibit.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated July 14, 2003 reporting under Item 5 – Other Events and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, was filed announcing the creation of FASL LLC.

A Current Report on Form 8-K dated November 24, 2003 reporting under Item 5 – Other Events and Required FD Disclosure, was filed announcing the planned construction of a new manufacturing facility in Dresden, Germany.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 26, 2003	By:	/s/ Robert J. Rivet
Robert J. Rivet
Senior Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer