Form 10-K
period 2003-12-28
ADVANCED MICRO DEVICES INC
filed 2004-03-09
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 1-7882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place, Sunnyvale, California	94088
(Address of principal executive offices)	(Zip Code)

(408) 749-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
$.01 Par Value Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Aggregate market value of the voting stock held by non-affiliates based on the closing price on March 1, 2004 ($14.89), as reported on the New York Stock Exchange:

$5,238,679,476

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

351,825,351 shares as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2004, are incorporated into Part II and III hereof.

AMD, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron, AMD PowerNow!, Alchemy, and Geode are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Spansion, FASL, MirrorBit, and combinations thereof, are trademarks of FASL LLC in the United States and/or other jurisdictions. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. NetWare is a registered trademark of Novell, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 28, 2003

i

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, our ability to be profitable, our revenues, depreciation and amortization, operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; customer and market acceptance of our AMD Opteron™ and AMD Athlon™ 64 microprocessors, and the AMD64 technology upon which they are based; customer and market acceptance of FASL LLC’s Spansion™ Flash memory products based on MirrorBit™ and floating gate technology; the ability to produce these products in the volumes required by the market at acceptable yields and on a timely basis; our and FASL LLC’s ability to maintain the level of investment in research and development that is required to remain competitive; our and FASL LLC’s ability to transition to new products and technologies in a timely and effective way; our and FASL LLC’s ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to produce microprocessors in the volume required by customers on a timely basis; our ability to maintain or improve average selling prices of our products despite aggressive marketing and pricing strategies of our competitors; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; the process technology transitions in our wafer fabrication facilities located in Dresden, Germany (Fab 30) and FASL LLC’s wafer fabrication facilities in Austin, Texas (Fab 25) and in Aizu-Wakamatsu, Japan (JV1, JV2 and JV3); and the financing and construction of our 300-millimeter wafer fabrication facility (Fab 36) in Dresden, Germany. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

General

We are a semiconductor manufacturer with manufacturing facilities in the United States, Europe and Asia and sales offices throughout the world. We design, manufacture and market industry-standard digital integrated circuits that are used in many diverse product applications such as desktop and mobile personal computers, or PCs, workstations, servers, communications equipment and automotive and consumer electronics. Our products include microprocessors, Flash memory devices and embedded microprocessors for personal connectivity devices, which we refer to as our Personal Connectivity Solutions, or PCS, products.

Developments in 2003

During 2003, we endeavored to position our company to take advantage of anticipated growth opportunities within the semiconductor market and anticipated increased demand for semiconductor products in 2004. In April 2003, we introduced our AMD Opteron microprocessors for servers and workstations, and in September 2003, we introduced our AMD Athlon 64 microprocessors for desktop and mobile PCs. We designed these high-performance microprocessors for both 32-bit and 64-bit processing, enabling users to protect their information technology investments by continuing to use their 32-bit software applications while implementing 64-bit software applications on the timetable of their choice.

In order to meet anticipated demand for these and other advanced microprocessor products, we are constructing a new 300-millimeter wafer fabrication facility. This facility, Fab 36, will be located in Dresden, Germany, adjacent to our existing manufacturing facility, Fab 30.

In addition, in order to respond more quickly to changes in market trends in the Flash memory market and improve efficiencies in the production, marketing and design of our Flash memory products, we and Fujitsu Limited formed a new entity named FASL LLC, effective June 30, 2003. We own 60 percent of FASL LLC while Fujitsu owns 40 percent. Accordingly, as of June 30, 2003, we began consolidating the results of FASL LLC’s operations. FASL LLC is headquartered in Sunnyvale, California, and its manufacturing, research, test, and assembly operations are in the United States and Asia. FASL LLC engages in the research, development, manufacture, marketing, and promotion of Flash memory products, which it markets under the Spansion global product brand name. We and Fujitsu are the distributors of FASL LLC’s Spansion Flash memory products. As part of this transaction, we contributed to FASL LLC our Flash memory inventory, our manufacturing facility located in Austin, Texas, known as Fab 25, our Flash memory research and development facility in Sunnyvale, California, known as the Submicron Development Center, or SDC, and our Flash memory assembly and test operations in Thailand, Malaysia and China. Fujitsu contributed its Flash memory division, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia. In addition, both we and Fujitsu contributed our respective investments in our previous manufacturing joint venture, Fujitsu AMD Semiconductor Limited, located in Aizu-Wakamatsu, Japan, which became part of a wholly owned subsidiary of FASL LLC named FASL JAPAN LIMITED, or FASL JAPAN. In this report we refer to the previous manufacturing joint venture with Fujitsu as the Manufacturing Joint Venture.

As part of the transaction, we entered into various contracts with FASL LLC and Fujitsu, including a non-competition agreement pursuant to which we agreed that we would not engage in the development, production, manufacture, marketing, distribution, promotion or sale of Flash memory devices outside of FASL LLC; a patent cross-license agreement pursuant to which each party has been granted a non-exclusive license under the other party’s respective licensed patents for the manufacture and sale of semiconductor products worldwide; services agreements pursuant to which we agreed to provide, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources, and environmental, health and safety services to FASL LLC; and a distribution agreement pursuant to which we obtained the right to distribute Spansion Flash memory products. The term of the distribution agreement is indefinite, subject to termination by mutual agreement of the parties, upon failure to cure a material breach or upon termination of the limited liability company operating agreement that governs FASL LLC, unless otherwise agreed to by the parties.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. With the exception of the sections of this report that discuss financial data, which is presented on a consolidated basis, references in this report to “AMD,” “we” and “us” include our subsidiaries, but, unless otherwise indicated, do not include FASL LLC or its subsidiaries. We post on the Investor Relations page of our Web site, www.amd.com, our filings with the SEC, our Corporate Governance Guidelines, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our other Code of Ethics entitled “Worldwide Standards of Business Conduct,” for our directors and employees, and the charters of our Audit, Nominating and Corporate Governance and Compensation Committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, One AMD Place, M/S 68, Sunnyvale, California 94088, or emailing us at Corporate.Secretary@amd.com. All such documents and filings are available free of charge.

For financial information about geographic areas and for segment information with respect to sales and operating results, refer to the information set forth in Note 9 of our consolidated financial statements on page 83, below.

For a discussion of the risk factors related to our business operations, please see the sections entitled, “Cautionary Statement Regarding Forward-Looking Statements,” above, and the “Risk Factors” and “Financial Condition” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 20, below.

The Integrated Circuit Market

The integrated circuit market has grown dramatically over the past two decades, driven primarily by the demand for electronic business and consumer products. Today, virtually all electronic products use integrated circuits, including PCs and related peripherals, wired and wireless voice and data communications and networking products, including cellular phones, facsimile and photocopy machines, printers, home entertainment equipment, industrial control equipment and automobiles.

The market for integrated circuits can be divided into separate markets for digital and analog devices. We participate in the market for digital integrated circuits. The three types of digital integrated circuits used in most electronic systems are:

•	microprocessors, which are used for control and computing tasks, and complementary chipset devices, which perform essential logic functions that support the microprocessors;

•	memory circuits, which are used to store data and programming instructions; and

•	logic circuits, which are employed to manage the interchange and manipulation of digital signals.

Within the digital integrated circuit market, we participate primarily in the microprocessor and Flash memory markets. In addition, we participate in the embedded processor market for personal connectivity devices.

Computation Products

The Microprocessor Market

A microprocessor is a silicon integrated circuit that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is typically a critical factor impacting the performance of a PC and other similar devices. The indicators of microprocessor performance are work-per-cycle, or how many instructions are executed per cycle, and clock speed, representing the rate at which its internal logic operates, measured in units of hertz, or cycles processed per second. Other factors of microprocessor performance include the amount of memory storage and the speed at which data stored in memory can be accessed. Developments in circuit design and manufacturing process technologies have resulted in dramatic advances in microprocessor performance over the past two decades. With the introduction of our AMD Athlon XP processor in October 2001, we began positioning our processors based on overall performance, which is a function of both architecture and clock speed. We believe overall performance is a better indicator of CPU capability than simply clock speed.

Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in manufacturing process technology as well as a corresponding decrease in selling prices have increased the demand for microprocessors over time. The greatest demand for microprocessors today is from PC manufacturers. With few exceptions, these manufacturers require x86 microprocessors that are compatible with the Microsoft® Windows® operating system.

The microprocessor market is characterized by short product life cycles and migration to ever-higher-performance microprocessors. To compete successfully in this market, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. We also must achieve manufacturing yield and volume goals while producing these microprocessors in order to sell them at competitive prices. For more information about competition in the microprocessor market, see the section entitled “Competition,” below.

We believe that worldwide demand for PC microprocessors will increase in 2004 compared with 2003. Factors that we believe will stimulate growth in the demand for PC microprocessors include an anticipated replacement cycle for older PC systems, lower-priced PC systems, enhanced product features, strategic purchases of new PC systems to deploy new tools and technologies, and improved economic conditions.

Microprocessor Products

We currently offer microprocessor products for desktop and mobile PCs, servers and workstations. Our microprocessors are based on the x86 architecture. In addition, we design them based on a superscalar reduced instruction set computer, or RISC, architecture. RISC architecture allows microprocessors to perform fewer types of computer instructions thereby allowing the microprocessor to operate at a higher speed. We also design our microprocessors to be compatible with operating system software such as Windows XP, Windows 2000, Windows NT®, Windows 98 (and Windows predecessor operating systems), Linux, NetWare® and UNIX.

Our microprocessors for desktop PCs consist of four product brands: AMD Athlon 64 FX, AMD Athlon 64, AMD Athlon XP, and AMD Duron™ processors. We introduced the first Windows-compatible, x86 architecture-based 64-bit PC processor, the AMD Athlon 64 microprocessor, in September 2003, an introduction date that we changed from our originally stated date due to a combination of factors, including the features and functionality of these new processors in comparison to our existing PC processors, AMD Athlon XP, the fact that demand for our AMD Athlon XP processors was greater than expected, and the state of the microprocessor market at the time the introduction was planned. AMD Athlon 64 processors are based on the AMD64 technology platform, which extends the industry-standard x86 instruction set architecture to 64-bit computing. We designed our AMD Athlon 64 processors to run both 32-bit and 64-bit applications simultaneously, enabling users to protect their information technology investments by continuing to use their 32-bit software applications while implementing 64-bit applications on the timetable of their choice. We design our AMD Athlon 64 processors for sophisticated PC users and businesses that seek to access large amounts of data and physical memory. Simultaneously with our introduction of the AMD Athlon 64 processor, we introduced the AMD Athlon 64 FX processor, designed specifically for gamers, PC enthusiasts and digital content creators who require products that can perform graphic-intensive tasks. We design our AMD Athlon XP processors for the value market and offer PC users and small to medium businesses affordable processors that can meet their core computing needs. We also design AMD Duron processors, which we sell primarily in cost-sensitive emerging markets. Most of our microprocessor product sales in 2003 were of our AMD Athlon XP microprocessors.

Our microprocessors for the mobile computing market consist of mobile AMD Athlon 64 processors and AMD Athlon XP-M processors. Our original equipment manufacturer, or OEM, customers incorporate these processors into a variety of notebook designs, including full-size and thin-and-light notebooks. We have designed mobile processor products for high-performance computing and wireless connectivity. They feature advanced power management from AMD PowerNow!™ technology which offers reduced power consumption and extended system battery life. During 2003, we primarily provided mobile computing products for the full-size or desktop-replacement segment of the mobile computing market. Our strategy for 2004 is to expand our product portfolio to address the thin-and-light segment of the mobile computing market and increase our share in the full-size segment of this market.

Our x86 microprocessors for servers and workstations consist of the AMD Opteron and AMD Athlon MP processors. A server is a powerful computer on a network that is dedicated to a particular purpose and stores large amounts of information and performs the critical functions for that purpose. A workstation is essentially a heavy-duty desktop, designed for tasks like computer-aided design. We introduced our first 64-bit microprocessor for servers and workstations, the AMD Opteron processor, in April 2003, an introduction date that we changed from our originally planned date due to a combination of factors, including the state of the microprocessor market at the time the introduction was planned and our plans to introduce these products on 130-nanometer silicon-on-insulator, or SOI, manufacturing process technology. Like the AMD Athlon 64 processors, the AMD Opteron processors for servers and workstations are based on the AMD64 technology and are designed to run both 32-bit and 64-bit applications simultaneously. AMD Opteron processors are the first processors to extend the industry-standard x86 instruction set architecture to 64-bit computing. AMD Opteron processors are available in one- to eight-way servers that can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. AMD Opteron processors are also available in one- to four-way workstation solutions that can be used in workstation applications such as engineering and digital content creation software, and other information technology infrastructure applications such as intensive Web serving and messaging.

Our AMD Opteron and AMD Athlon 64 processors support HyperTransport™ technology, which is a high-bandwidth communications interface we developed, as well as integrated memory controllers that enable substantially higher performance than existing, non-integrated memory controller architectures. We expect our advanced architecture to provide users with even greater performance improvements as operating systems and software applications begin leveraging the benefits of our 64-bit architecture. To that end, in April 2002, we announced a collaboration with Microsoft to incorporate 64-bit support into the Windows operating system. Microsoft has indicated that they intend to release the 64-bit version of Windows XP in 2004. We believe that the backward compatibility of these processors will allow users to migrate more easily from current 32-bit operating systems and applications to future 64-bit operating systems and applications on a common hardware platform.

We also sell chipset products and make available motherboard reference design kits, designed to support our microprocessors for use in PCs and embedded products. A chipset provides the interface between all of a PC’s subsystems and sends data from the microprocessor to all the input/output and storage devices, such as the keyboard, mouse, monitor and hard drive. The primary reason we offer these products to our customers is to provide them with a solution that will allow them to use our microprocessors and develop and introduce their products into the market more quickly. We report the revenue from sales of our chipset products in our Computation Products segment.

We believe the key factors impacting our ability to increase microprocessor revenues in 2004 are: our ability to increase market acceptance of our AMD Opteron and AMD Athlon 64 processors and to produce them in a timely manner on new process technologies, including 90-nanometer SOI technology, in the volume and with the performance and feature set required by customers; market acceptance of the newest versions of our AMD Athlon XP processors; growth in unit shipments of our microprocessor products; and our ability to maintain or increase average selling prices for our microprocessor products.

In 2004, one of our goals is to increase market acceptance of our AMD64 technology, particularly in the enterprise segment. To that end we intend to focus on developing and introducing products for the server and workstation markets and increasing our share of these markets. Although we will continue to provide our AMD Athlon MP products pursuant to market demand, we intend to concentrate on developing and producing new versions of our AMD Opteron microprocessors for these markets.

Memory Products

Flash Memory Market

Memory circuits store data and instructions and are characterized as either volatile or non-volatile. Volatile devices lose stored information after electrical power is shut off while non-volatile devices retain stored information. Volatile memory integrated circuits primarily consist of Dynamic Random Access Memory, or DRAM, devices and Static Random Access Memory, or SRAM, devices. Non-volatile memory integrated circuits include Flash memory, Read-Only Memory, or ROM, Erasable Programmable Read-Only Memory, or EPROM, and Electrically Erasable Programmable Read-Only Memory, or EEPROM, devices.

Flash memory devices have a size and cost advantage over EEPROM devices, which utilize a larger, more expensive memory cell. Flash memory devices also provide greater flexibility and ease of use when compared to other non-volatile memory devices, such as ROM and EPROM, because Flash memory devices can be electrically rewritten to update parameters or system software. ROM devices cannot be rewritten and EPROM devices require information to be erased using ultraviolet light before they can be rewritten. The Flash memory market has grown significantly in recent years. In particular, the increasing use and functionality of consumer electronics such as cellular phones, MP3 players, DVD players, digital cameras, and personal storage USB drives has contributed to an increasing demand for Flash memory devices.

There are two major types of Flash memory employed in the non-volatile memory market today: Boolean logic-based NOR (Not Or) Flash memory and NAND (Not And) Flash memory. NOR Flash memory is generally more reliable than NAND and less prone to data corruption. NOR Flash memory is typically used to store program code in communication devices such as cellular telephones, and consumer products such as DVD players. NAND Flash memory has generally been less expensive to manufacture and is typically used in devices that require high-capacity data storage such as memory cards for digital cameras and MP3 players. Within the Flash memory market, we sell primarily NOR Spansion Flash memory-based products. In 2003, we also sold a very limited number of our EPROM devices. Sales of EPROM devices have been steadily declining for the past few years as customers switch over to Flash memory devices. In 2004, we will continue to sell our existing inventory of EPROM products. However, we expect these sales to be minimal and we do not intend to manufacture any new EPROM products in 2004.

Flash Memory Products

Our Spansion Flash memory products encompass a broad spectrum of densities and features to address the wireless mobile handset and embedded systems markets. These products are used in cellular telephones, consumer electronics, automotive electronics, networking equipment and other applications that require memory to be non-volatile and electrically rewritten. Our Spansion Flash memory products may be categorized into two main technologies: floating gate technology and MirrorBit technology.

Spansion Flash memory products using conventional floating gate technology are available in densities from one megabit to 128 megabits. A conventional memory cell includes a transistor having a source and a drain and a control gate to regulate the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit. Floating gate technology is memory cell technology in which the memory cell includes a “floating gate” between the control gate and the source and drain. Adding or removing charge from the floating gate changes the threshold voltage of the cell. Products using conventional floating gate technology are typically used for their non-volatile code storage and code execution as well as their ease of in-system re-programmability. These products are designed to meet the requirements of a range of Flash memory market segments, from the low-end, low-density value segment to the high-performance, high-density wireless segment.

Spansion Flash memory products also include devices based on MirrorBit technology, a proprietary technology that stores two bits of data in a single memory cell thereby doubling the density, or storage capacity, of each memory cell. Products based on MirrorBit technology require fewer wafer fabrication process steps to manufacture and have simpler layouts compared to products based on single-bit-per-cell or multi-level-cell floating gate technology. As a result, MirrorBit technology can contribute to a smaller die size and improved production yields. Due to these characteristics, for a given density, products based on MirrorBit technology can be less expensive to produce than products based on conventional floating gate single-bit-per-cell or multi-level cell technology. We believe MirrorBit technology gives us an advantage in the manufacturing of these products equivalent to one lithography node over multi-level cell solutions and two lithography nodes over single-bit-per-cell solutions. Lithography is a process technology used in the manufacture of integrated circuits. In addition, we believe MirrorBit technology enables the production of NOR Flash memory products at higher densities than are commercially viable using single bit-per-cell technology.

Spansion Flash memory products using first-generation MirrorBit technology are manufactured using 230-nanometer process technology and are available in densities ranging from 16 megabits through 256 megabits. In September 2003, FASL LLC announced the availability of engineering samples of the first 512 megabit NOR Flash memory product based on its second-generation MirrorBit technology. We believe this high density product will enable designers to create large memory arrays, simplify existing designs by using only a single device, and reduce costs by migrating from floating gate technology-based products. In 2004, products based on second-generation MirrorBit technology will be manufactured using primarily 110-nanometer process technology. We believe manufacturing costs for NOR Flash memory products based on MirrorBit technology that are manufactured using 110-nanometer process technology are similar to or lower than manufacturing costs for comparable products based on conventional floating gate multi-level cell technology that are manufactured using 90-nanometer process technology.

Spansion Flash memory products implement different architectures to address different customer requirements. These different architectures may be supported on floating gate technology as well as on MirrorBit technology. We address demand for lower-performance customer applications by providing asynchronous access products with slower read speeds. We address demand for higher-performance products by providing advanced architecture products that support faster burst-mode and page-mode read interfaces. Burst-mode products allow fast access to data in a continuous sequential operation, while page-mode products allow fast random access to data within a page. The wireless market in particular currently demands such high-performance solutions. We intend to continue to address the growing performance requirements of our customers in this market by expanding our product offerings and improving our products’ performance. In addition to a high-performance architecture, Spansion products may also include benefits such as Advanced Sector Protection, which improves security, and simultaneous read/write, which improves system performance.

We also offer Flash memory in multi-chip packages, or MCPs, across a range of densities. Currently, the largest consumers of Flash memory devices are mobile phone manufacturers. Mobile phone manufacturers require devices that allow them to make feature-rich products in small packages. They are especially interested in MCPs due to the single, space-saving package, low power consumption, and high performance. Our MCP products incorporate Spansion Flash memory devices ranging from 16 megabits to 128 megabits and non-Flash memory die, such as SRAM devices, which FASL LLC purchases from outside vendors, ranging from two megabits to 64 megabits. We intend to continue to provide new products for this growing market, and we expect sales of MCP products to increase in 2004 in comparison to 2003.

We believe that the key factors impacting our ability to increase Flash memory product revenues in 2004 are the continued market acceptance of MirrorBit technology, our ability to maintain or increase average selling prices for Spansion Flash memory products, and growth in unit shipments of these Flash memory products. In addition, FASL LLC’s ability to successfully transition to 110-nanometer process technologies for specified Flash memory products and its ability to successfully increase manufacturing capacity at its fabrication, assembly and test facilities are key factors impacting our ability to increase Flash memory product revenues.

Other Products and Services

Personal Connectivity Solutions Products

We offer low-power, high-performance embedded microprocessor products for personal connectivity devices. Our PCS products include low-power x86 and MIPS® architecture-based embedded processors. We design these processors to address customer needs in the non-PC Internet appliance market. Typically these processors are used in products that require high to moderate levels of performance where key features include reduced cost, mobility and compactness. Products that use our embedded processors also often have limited user interfaces and programmability when compared to PCs and servers.

In August 2003, we acquired the Geode™ family of microprocessor products from National Semiconductor Corporation. The Geode technology integrates complex functionality, such as processing, system logic, graphics, and audio and video decompression on to one integrated device. AMD Geode microprocessors are based on the x86 architecture and are optimized for power and performance. We target our AMD Geode processors for four main market segments: computer systems commonly referred to as “enterprise-thin clients” with low power consumption and minimal memory that leverage application software from a centralized server; low-cost network appliances; set-top boxes; and personal access devices. With the AMD Geode family of microprocessors, we are able to extend the range of our x86-based product offerings to serve markets from embedded appliances to high-end servers.

We develop our AMD Alchemy™ embedded processors for portable media players, Internet access points, and gateways in which low-power consumption is a key factor. All of these products have an architecture that provides a 32-bit MIPS instruction set. They support Microsoft Windows, CE.NET, Linux, VxWorks, and other operating systems.

We believe that our PCS products offer our customers faster time to market and lower product costs. Our strategy is to continue providing cost-effective PCS products that our customers can deploy quickly in their applications.

Foundry Services

Prior to 2003, we provided foundry services to our former voice communications products subsidiary, Legerity, Inc., and to our former programmable logic devices subsidiary, Vantis Corporation. We had no revenue from these services in 2003 and will not have any revenue for these services in the future.

Research and Development; Manufacturing Process Technology

Manufacturing process technology is a key determinant in the improvement of most semiconductor products. Each new generation of manufacturing process technology has resulted in products with greater performance. We have devoted significant resources to developing and improving manufacturing process technologies used in the production of our products. In order to remain competitive, we must continue to maintain our process technology leadership. In particular, we have made and continue to make significant investments in manufacturing process technologies and in strategic relationships with industry-leading companies relating to manufacturing process technology development. We may not realize our expected return on these investments if we fail to increase market acceptance for our products, if the market for our microprocessor or Flash memory products should significantly deteriorate or if we are unable to realize the full benefit of our strategic relationships. In addition, if we are unable to remain competitive with respect to process technology, we will be materially and adversely affected.

Our efforts concerning research and development of advanced process technologies are focused on logic technology used for manufacturing our microprocessors. FASL LLC’s efforts concerning research and development of advanced process technologies are focused on non-volatile memory technology used for manufacturing Spansion Flash memory products. In December 2002, we executed an agreement with IBM to jointly develop new logic process technologies, particularly 65- and 45-nanometer technologies to be implemented on 300-millimeter silicon wafers, for use in producing future high-performance microprocessor products. The joint development agreement terminates on December 31, 2005 and may be extended by the mutual agreement of the parties. The agreement can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control, or terminated upon 30 days written notice upon a failure to perform a material obligation thereunder. The new process technologies are being developed at an IBM facility in New York and are aimed at improving microprocessor performance and reducing power consumption. The new process technologies will be based on advanced structures and materials such as high-speed SOI transistors, copper interconnects and improved “low-k dielectric” insulation. During 2002 and 2003, we paid approximately $190 million to IBM in connection with agreements and services related to research and development activities. In addition, in December 2003, we entered into license and consulting services agreements with IBM pursuant to which we licensed technology and know-how developed by IBM in connection with manufacturing products on 300-millimeter silicon wafers. In addition, some development work for logic process technologies took place at Fab 30. Research and development with respect to non-volatile memory technology used for manufacturing Spansion Flash memory products is conducted primarily at FASL LLC’s SDC facility located in Sunnyvale, California and at its facilities in Japan. Currently, FASL LLC is developing new non-volatile memory process technology, including 90-nanometer floating gate technology and 90-nanometer MirrorBit technology utilizing three-layer copper interconnect.

Our expenses for research and development were $852 million in 2003, $816 million in 2002, and $651 million in 2001. These expenses represented 24 percent of consolidated net sales in 2003, 30 percent of consolidated net sales in 2002, and 17 percent of consolidated net sales in 2001.

As of year-end 2003, all of our microprocessors were manufactured using our 130-nanometer process technology on 200-millimeter wafers at Fab 30. In 2004, we expect to convert our microprocessor manufacturing to primarily 90-nanometer process technology. We believe that use of 90-nanometer technology will allow us to provide products that are higher performing, use less power, and that cost less to manufacture.

In November 2003, we announced our intention to construct and facilitize a 300-millimeter wafer fabrication facility, Fab 36. Fab 36 will be owned by a newly created partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36, and will be located in Dresden, Germany, adjacent to Fab 30. We control the management of AMD Fab 36 through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in 2006. We believe using 300-millimeter wafers will decrease the manufacturing costs for certain of our microprocessor products and increase our capacity for producing these products because it allows us to produce more equivalent chips per wafer than 200-millimeter wafers.

FASL LLC’s Flash memory device production at year-end 2003 was on 130-, 170-, 230- and 320-nanometer process technologies. During 2004, FASL LLC intends to transition some of its Flash memory devices to production on 110-nanometer process technology with the goal that by the end of 2004, Fab 25 and JV3 will employ mostly 110-nanometer technology. In addition, we believe that the demand for our Flash memory products will increase in 2004. Therefore, FASL LLC intends to increase manufacturing capacity at its wafer fabrication facilities.

Manufacturing, Assembly and Test Facilities

Our microprocessor fabrication and FASL LLC’s Flash memory fabrication is conducted at the facilities described in the chart below:

Facility Location	Wafer Size (Diameter in Inches)	Production Technology (in Nanometers)	Approximate Clean Room (Square Footage)

Computation Products
Dresden, Germany
Fab 30	8	130	150,000

Flash Memory Products
Austin, Texas
Fab 25	8	130 and 170	120,000
Aizu-Wakamatsu, Japan
JV1	8	230 and 320	70,000
JV2	8	230	91,000
JV3	8	130 and 170	118,000

We also have foundry arrangements with third parties for the production of our Personal Connectivity Solutions and chipset products.

The current assembly and test facilities for our microprocessor products are described in the chart set forth below:

Facility Location	Approximate Facility Square Footage		Activity

Penang, Malaysia	239,000	(1)	Assembly & Test
Singapore	234,000	(2)	Test

(1)	Of the total 239,000 square feet, approximately 127,000 square feet is devoted to administrative offices.
(2)	Of the total 234,000 square feet, approximately 40,000 square feet is devoted to administrative and sales offices.

Some assembly and final testing of our microprocessor products is also performed by subcontractors in the United States and Asia.

The current assembly and test facilities for FASL LLC’s Spansion Flash memory products are described in the chart set forth below:

Facility Location	Approximate Assembly & Test Square Footage	Activity

Bangkok, Thailand	78,000	Assembly & Test
Kuala Lumpur, Malaysia	71,300	Assembly & Test
Penang, Malaysia	71,000	Assembly & Test
Suzhou, China	30,250	Assembly & Test

Some assembly and final testing of FASL LLC’s products is performed by subcontractors in Asia, including Fujitsu’s final assembly and testing facility in Kyushu, Japan.

The political and economic risks associated with operations in foreign countries include:

•	expropriation;

•	changes in a specific country or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting our intellectual property;

•	changes in foreign currency exchange rates and currency controls, which may impact, among other things our gross margins;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

In 2004, we plan to make additional capital investments in our assembly and test facilities.

Certain Material Agreements.    Descriptions of certain material contractual relationships we have relating to FASL LLC are set forth on page 2, above, and page 14, below, and relating to Fab 30 are set forth on page 34, below. A description of our principal contractual relationships with IBM is set forth on page 9, above.

Competition

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

In each area of the digital integrated circuit markets in which we participate, we face competition from different companies.

Competition in the Microprocessor Market

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a significant competitor in the server segment of the microprocessor market. Because of its dominant position, Intel has also been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. In addition, Intel’s significant financial resources allow it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for us and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially and adversely affected by its:

•	pricing and allocation strategies and actions;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system, or BIOS, suppliers; and

•	user brand loyalty.

Intel also dominates the PC system platform. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent cross-license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel’s sixth and subsequent generation processors. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our ability to continue to develop relationships with infrastructure providers and ensure that these third-party designers and manufacturers design PC platforms to support new generations of our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings, particularly our new AMD Athlon 64 and AMD Opteron processors, would have a material adverse effect on us.

Similarly, we offer OEMs and partners motherboard reference design kits designed to support our processors. The primary reason we offer these products is to provide our customers with a solution that will allow them to use our microprocessors and develop and introduce their products in the market more quickly. We cannot be certain, however, that our efforts will be successful.

We expect Intel to maintain its dominant position in the microprocessor market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development than we do. We expect competition from Intel to increase in 2004 and beyond to the extent Intel reduces the prices for its products and as Intel introduces new products. For example, in February 2004, Intel announced that it intends to introduce 64-bit processors for servers and workstations that will be able to run existing 32-bit software applications in mid-2004. We believe that these processors will compete with our AMD Opteron microprocessors. In addition, Intel announced that it will offer 64-bit processors for the desktop market and other market segments that will be able to run existing 32-bit software applications in a time frame based on both timing and availability of the infrastructure required to support them, and customer demand. These products would compete with our AMD Athlon 64 microprocessors. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We have not yet made comparable transitions at our microprocessor manufacturing facilities. As a result, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s strong position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could adversely affect our revenues.

Competition in the Flash Memory Market

With respect to Flash memory products, our principal competitors are Intel, Samsung, Toshiba, STMicroelectronics N.V., Sharp Electronics Corporation, Renesas Technology, Silicon Storage Technology, and Macronix International. We expect competition in the market for Flash memory devices to increase in 2004 and beyond as existing manufacturers introduce new products and industry-wide production capacity increases. Furthermore, in 2003, NAND vendors gained an increasing share of the overall Flash memory market. If further significant improvements in NAND technology occur in the future, applications currently using NOR technology may transition to NAND technology. As a result, NAND vendors may gain a substantial share of the overall Flash memory market.

Competition With Respect to Our Other Products

With respect to PCS products, our principal competitors are Hitachi, Intel, Motorola, Inc., NEC Corporation, Toshiba, Transmeta, and Via Technologies. We expect competition in the market for PCS devices to increase in 2004 as our principal competitors focus more resources on developing low-power embedded solutions.

Marketing and Sales

We market and sell our products, other than Flash memory products, under the AMD trademark. We employ a direct sales force through our principal facilities in Sunnyvale, California, and field sales offices throughout the United States and abroad, primarily Europe and Asia Pacific. We also sell our products through third-party distributors and independent representatives in both domestic and international markets pursuant to non-exclusive agreements. Distributors also sell products manufactured by our competitors. In 2003, one of our distributors, Avnet, Inc., accounted for approximately 13 percent of our consolidated net sales. Avnet primarily purchases our microprocessor products. Also in 2003, Fujitsu Limited accounted for approximately 13 percent of our consolidated net sales. Fujitsu primarily purchases Spansion Flash memory products from FASL LLC. No distributor accounted for ten percent or more of our consolidated net sales in 2002 and 2001. No OEM customer accounted for ten percent or more of our consolidated net sales in 2003, 2002 or 2001.

FASL LLC’s Flash memory products are marketed and sold under the Spansion trademark. We and Fujitsu act as distributors of Spansion Flash memory products and receive a commission from FASL LLC. We distribute Spansion products in the same manner as we sell our other products, through our direct sales force and through third-party distributors and independent representatives.

We market our products through our direct marketing and co-marketing programs. Our direct marketing activities include print and Web-based advertising as well as consumer and trade events and other industry and consumer communications. In 2003, we primarily focused our direct marketing activities on the launch of our AMD Opteron and AMD Athlon 64 microprocessor products and the AMD64 technology platform. In addition, we have cooperative advertising and marketing programs with our customers, including market development programs. Under these programs, eligible customers can use market development funds in partial reimbursement for advertisements and marketing programs related to our products.

We intend to build upon our position as a global supplier of integrated circuits by expanding our focus to include emerging global markets. In 2003, we focused on expanding our participation in China’s microprocessor, embedded processor and Flash memory markets, and we expect to continue these efforts in 2004. For example, in order to strengthen and consolidate our efforts in China, effective in February 2004, we established a new entity, Advanced Micro Devices (China) Co., Ltd., which will serve as our regional headquarters in the region. We also established relationships with OEMs such as Dawning Information Industry Corp. Ltd., a server manufacturer in China. These activities expanded on our existing investments in China, including FASL LLC’s Flash memory assembly and test facility in Suzhou.

Distributors typically maintain an inventory of our products. Generally, we sell to distributors under terms allowing the distributors certain rights of return and price protection on any inventory of our products held by them. We defer the gross margin on these sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. The price protection and return rights we offer to our distributors could materially and adversely affect us if there is an unexpected significant decline in the price of our products.

In 2003, international sales as a percent of net sales were 80 percent. Our international sales operations entail political and economic risks, including expropriation, currency controls, exchange rate fluctuations, changes in freight rates and changes in rates and exemptions for taxes and tariffs.

Raw Materials

Certain raw materials we use in the manufacture of our products and FASL LLC uses in the manufacture of its products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers and rely on a few foreign companies to supply the majority of certain types of the integrated circuit packages we purchase. Similarly, FASL LLC purchases commercial non-Flash memory die, such as SRAM, from third-party suppliers and incorporates these die into its MCP products. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we or FASL LLC were unable to procure certain of these materials, we or FASL LLC might have to reduce manufacturing operations. Such a reduction could have a material adverse effect on us. To date, neither we nor FASL LLC have experienced significant difficulty in obtaining the raw materials required for our manufacturing operations.

In June 2002, we formed Advanced Mask Technology Center GmbH and Co., KG (AMTC) and Maskhouse Building Administration GmbH and Co., KG, (BAC), two joint ventures with Infineon Technologies AG and Dupont Photomasks, Inc., for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. Photomasks are used during the production of integrated circuits. The purpose of the AMTC is to conduct research, development and pilot production of optical photomasks for advanced lithography technology. In October 2003, the AMTC announced the official commencement of pilot production of optical photomasks. In 2004, we intend to procure advanced photomasks from the AMTC pursuant to the terms of our joint venture arrangement and use these photomasks in the manufacture of certain of our microprocessor products.

Environmental Regulations

Many aspects of our and FASL LLC’s business operations and products are regulated by domestic and international environmental regulations. These regulations include limitations on discharges to air and water; remediation requirements; product chemical content limitations; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment and disposal restrictions. If we or FASL LLC fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us or FASL LLC to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur other expenses to comply with environmental regulations. Any failure to control the use, disposal or storage, or adequately restrict the discharge of hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Intellectual Property and Licensing

As of March 1, 2004, we had over 5,900 United States patents and had over two thousand patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. FASL LLC also has patents and pending patent applications in the United States and Japan. In certain cases, FASL LLC filed corresponding applications in foreign jurisdictions. We expect FASL LLC to file future patent applications in both the United States and abroad on significant inventions, as it deems appropriate.

In May 2001, we signed a ten-year cross-license agreement with Intel Corporation. In addition, we have entered into numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. As part of the FASL LLC transaction we entered into a patent cross-license agreement with FASL LLC whereby each party has been granted a non-exclusive license under the other party’s respective licensed patents for the manufacture and sale of semiconductor products worldwide. In addition, FASL LLC has granted us the right to sublicense FASL LLC patents and patent applications. FASL LLC has entered into a similar cross-license agreement (without the grant of sublicense rights) with Fujitsu Limited. These patent cross-license agreements terminate upon the later of July 1, 2013 or upon the transfer of all of the respective party’s ownership or economic interest in FASL LLC, unless earlier terminated upon 30 days notice following a change of control of the other party. We have also entered into a patent cross-license with Fujitsu Limited whereby each party has been granted a non-exclusive license under certain of the other party’s respective semiconductor-related patents. This patent cross-license agreement terminates upon the tenth anniversary of the agreement, unless earlier terminated upon 30 days notice following a change of control of the other party.

Although we attempt to protect our intellectual property rights, in the United States and abroad through patents, copyrights, trade secrets and other measures, we may not be able to adequately protect our technology or other intellectual property or prevent others from independently developing similar technology. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented, or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not be issued. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property rights on a worldwide basis.

From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all necessary licenses on satisfactory terms, or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us or others will always be avoided or successfully concluded.

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

Employees

As of March 1, 2004, we (excluding FASL LLC and its subsidiaries) employed approximately 7,400 employees, none of whom are represented by collective bargaining arrangements. Also, as of March 1, 2004, FASL LLC and its subsidiaries employed approximately 6,900 employees. In addition, approximately an aggregate of 180 individuals remained employed by us or Fujitsu but were made available on a full-time basis to FASL LLC or its subsidiaries. FASL LLC expects that substantially all of these individuals will become employees of FASL LLC or its subsidiaries in 2004 and 2005. Certain employees of FASL JAPAN are represented by a company union. We believe that our relationship with our employees is good and that FASL LLC’s relationship with its employees is good.

ITEM 2.	PROPERTIES

Our principal engineering, manufacturing, warehouse and administrative facilities comprise approximately 3.3 million square feet and are located in the United States, Germany, Singapore, and Malaysia. Approximately 2.2 million square feet of this space is in buildings we own. We acquired approximately 115 acres of land in Dresden, Germany for Fab 30. Fab 30 is encumbered by a lien securing AMD Saxony’s obligations under the Dresden Loan Agreements. For more detail regarding the Dresden Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dresden Term Loan and Dresden Term Loan Guarantee,” below.

We have an operating lease on property containing two buildings with an aggregate of approximately 364,000 square feet, located on 45.6 acres of land in Sunnyvale, California (One AMD Place). This operating lease ends in December 2018. In 2000, we entered into a lease agreement for three buildings, totaling 175,000 square feet, located adjacent to One AMD Place, which we call AMD Square, to be used as engineering offices and lab facilities. During 2002, we determined that we no longer required AMD Square. As of December 28, 2003, AMD Square is vacant, and we are actively marketing it for sublease. During 2003, we also vacated approximately 75,000 square feet of leased administrative office space in Austin, Texas. We continue to have lease obligations with respect to these facilities ranging from 18 to 24 months, and we are marketing these facilities for sublease.

In addition to principal engineering, manufacturing, warehouse and administrative facilities, we lease sales office facilities in 20 locations globally, totalling approximately 150,000 square feet. These facilities are generally located in commercial centers near our customers, principally in Latin America, Europe and the Asia Pacific region.

FASL LLC’s principal engineering, manufacturing, warehouse and administrative facilities comprise approximately four million square feet and are located in the United States, Japan, Malaysia, Thailand and China. Over 3.9 million square feet of this space is in buildings FASL LLC owns. The remainder of this space is leased, primarily from us. FASL LLC leases approximately 15 acres of land in Suzhou, China for its assembly and test facility. In addition, FASL LLC also leases approximately 90 acres of land in Japan for its wafer fabrication facilities. Its Fab 25 facility in Austin, Texas is encumbered by a lien securing the July 2003 FASL Term Loan. For more detail regarding the July 2003 FASL Term Loan, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—July 2003 FASL Term Loan and Guarantee,” below.

Our and FASL LLC’s leases cover facilities with expiration terms of generally one to 20 years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

ITEM 3.	LEGAL PROCEEDINGS

Environmental Matters

We are named as a responsible party on Superfund clean-up orders for three sites in Sunnyvale, California that are on the National Priorities List. Since 1981, we have discovered hazardous material releases to the groundwater from former underground tanks and proceeded to investigate and conduct remediation at these three sites. The chemicals released into the groundwater were commonly used in the semiconductor industry in the United States in the wafer fabrication process prior to 1979.

In 1991, we received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We have entered into settlement agreements with other responsible parties on two of the orders. Under these agreements other parties have assumed the costs and primary responsibility for conducting remediation activities under the orders. We remain responsible for these costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3.3 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. Environmental charges to earnings have not been material during any of the last three fiscal years. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operation.

In 1998, the U.S. Environmental Protection Agency (EPA) identified us as one of hundreds of Superfund “potentially responsible parties” as a result of disposal of waste at a regulated landfill in Santa Barbara County, California that was later abandoned by its owners and designated as a Superfund site by the EPA. We have reached a settlement with EPA and completed payment. However, the public notification, judicial review and issuance of a consent decree remain pending. The amount of the settlement did not have a material adverse effect on our financial condition or results of operations.

Other Matters

We are a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On March 1, 2004, there were 8,041 registered holders of our common stock. We have never paid cash dividends on our stock and may be restricted from doing so pursuant to the loan agreements that we entered into with several domestic financial institutions. See discussion in the “Notes Payable to Banks” section set forth in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 20, below. The high and low sales price per share of common stock were as follows:

	High	Low
Fiscal year ended December 29, 2002
First quarter	$20.60	$12.63
Second quarter	15.30	7.95
Third quarter	10.88	5.20
Fourth quarter	9.60	3.10

	High	Low
Fiscal year ended December 28, 2003
First quarter	$7.79	$4.78
Second quarter	8.59	5.80
Third quarter	12.87	6.25
Fourth quarter	18.50	10.52

The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of Stockholders to be held April 29, 2004 (2004 Proxy Statement) is incorporated herein by reference.

During 2003, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 28, 2003

(Thousands except per share amounts)

	2003(1)	2002	2001	2000	1999

Net Sales	$3,519,168	$2,697,029	$3,891,754	$4,644,187	$2,857,604
Expenses:
Cost of sales	2,327,063	2,105,661	2,589,747	2,514,637	1,964,434
Research and development	852,075	816,114	650,930	641,799	635,786
Marketing, general and administrative	587,307	670,065	620,030	599,015	540,070
Restructuring and other special charges, net	(13,893)	330,575	89,305	—	38,230

	3,752,552	3,922,415	3,950,012	3,755,451	3,178,520

Operating income (loss)	(233,384)	(1,225,386)	(58,258)	888,736	(320,916)
Gain on sale of Vantis	—	—	—	—	432,059
Gain on sale of Legerity	—	—	—	336,899	—
Interest income and other, net	21,116	32,132	25,695	86,301	31,735
Interest expense	(109,960)	(71,349)	(61,360)	(60,037)	(69,253)

Income (loss) before income taxes, minority interest, equity in net income of joint venture and extraordinary item	(322,228)	(1,264,603)	(93,923)	1,251,899	73,625
Minority interest in (income) loss of subsidiary	44,761	—	—	—	—
Provision (benefit) for income taxes	2,936	44,586	(14,463)	256,868	167,350

Income (loss) before equity in net income of joint venture and extraordinary item	(280,403)	(1,309,189)	(79,460)	995,031	(93,725)
Equity in net income of joint venture	5,913	6,177	18,879	11,039	4,789

Income (loss) before extraordinary item	(274,490)	(1,303,012)	(60,581)	1,006,070	(88,936)
Extraordinary item—debt retirement, net of tax benefit	—	—	—	(23,044)	—

Net income (loss)	$(274,490)	$(1,303,012)	$(60,581)	$983,026	$(88,936)

Net income (loss) per share
Basic—income (loss) before extraordinary item	$(0.79)	$(3.81)	$(0.18)	$3.25	$(0.30)

Diluted—income (loss) before extraordinary item	$(0.79)	$(3.81)	$(0.18)	$2.95	$(0.30)

Basic—income (loss) after extraordinary item	$(0.79)	$(3.81)	$(0.18)	$3.18	$(0.30)

Diluted—income (loss) after extraordinary item	$(0.79)	$(3.81)	$(0.18)	$2.89	$(0.30)

Shares used in per share calculation
Basic	346,934	342,334	332,407	309,331	294,577
Diluted	346,934	342,334	332,407	350,000	294,577

Long-term debt, capital lease obligations and other, less current portion	$2,328,435	$1,892,404	$672,945	$1,167,973	$1,427,282
Total assets	$7,094,345	$5,710,318	$5,647,242	$5,767,735	$4,377,698

(1)	2003 includes consolidated FASL LLC results and is not comparable to prior years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 28, 2003 and December 29, 2002, and for each of the three years in the period ended December 28, 2003, which are included in this annual report. Certain prior period amounts have been reclassified to conform to the current period presentation.

Overview

We design, manufacture and market industry-standard digital integrated circuits that are used in diverse product applications such as desktop and mobile PCs, workstations and servers, communications equipment, and automotive and consumer electronics. Our products include microprocessors, Flash memory devices, and Personal Connectivity Solutions products.

The semiconductor industry has recently shown signs of recovery from the downturn experienced during 2001 and 2002, which contributed to an improvement in our operating results during 2003 compared to 2002. Total net sales for 2003 of $3,519 million increased 30 percent compared with net sales of $2,697 million for 2002. This increase was driven primarily by increased sales of microprocessors and Flash memory products across all geographies as well as the consolidation of FASL LLC’s results of operations, which include sales by FASL LLC to Fujitsu. In addition, the restructuring and cost-cutting measures that we initiated in 2002 contributed to significant cost savings in 2003. These cost savings, combined with the increase in revenues, contributed to a 79 percent decrease in net loss from a net loss of $1,303 million in 2002 to a net loss of $274 million in 2003.

During 2003, we reached an agreement with Fujitsu to form FASL LLC. The formation of FASL LLC has allowed us to combine our and Fujitsu’s product manufacturing and technology development efforts to respond more quickly to the demands of our Flash memory product customers. As a result of the transaction, we began consolidating FASL LLC’s results of operations on June 30, 2003. However, as FASL LLC did not exist prior to June 30, 2003, the results of operations for prior periods did not include the consolidation of FASL LLC’s operations. Accordingly, the segment operating information for our Memory Products segment for the year ended December 28, 2003, is not fully comparable to the segment information for all prior periods presented.

In addition, we introduced our 64-bit microprocessor products during 2003 with the launch of our AMD Opteron processor for servers and workstations in April and our AMD Athlon 64 processor for desktop and mobile PCs in September. In November 2003, we began construction of a new 300-millimeter wafer fabrication facility in Dresden, Germany, which we expect to be in volume production in 2006. We believe the new capacity provided by this facility will allow us to satisfy anticipated demand for our 64-bit microprocessors. In addition to providing increased capacity, we believe that manufacturing our 64-bit processors on 300-millimeter silicon wafers, and employing advanced manufacturing process technologies, will allow us to reduce our manufacturing costs.

For 2004, we believe critical success factors include: increasing market acceptance of 64-bit computing; our and FASL LLC’s ability to successfully develop and transition to the latest manufacturing process technologies; our ability to develop and introduce new products for the server and workstation markets on a timely basis and increasing our share of those markets; expanding our participation in emerging global markets, including China, Latin America, India, and Eastern Europe; improving our share of the Flash memory market, including enabling the increased adoption of MirrorBit technology; and maximizing the synergies of FASL LLC.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, restructuring charges, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Reserves.    We record a provision for estimated sales returns and allowances on product sales and a provision for estimated future price reductions in the same period that the related revenues are recorded. We base these estimates on management judgment while considering actual historical sales returns, historical price reductions, market activity, allowances, and other known or anticipated trends and factors. Actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Inventories on hand in excess of forecasted demand of generally six months or less, are not valued. In addition, we write off inventories that are considered obsolete. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If we anticipate future demand or market conditions to be less favorable than our projections as forecasted, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.

Impairment of Long-Lived Assets.    We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we determine whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change.

Restructuring Charges.    We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, subleasing assumptions and facility and equipment decommissioning costs resulting from exiting certain facilities. We review remaining restructuring accruals on a quarterly basis and adjust these accruals when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may be different than our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring and other special charges, net, line of our consolidated operating statements.

Income Taxes.    In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In fiscal 2002, we recorded a valuation allowance against all of our U.S. deferred tax assets, net of deferred tax liabilities, based on past performance and the likelihood of realization of our deferred tax assets at the time. In fiscal 2003, we continued to provide a valuation allowance against all of our U.S. deferred tax assets, net of deferred tax liabilities. If we later determine that it is more likely than not that the net deferred tax assets will be realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to our earnings. Such benefits would be recorded on the income tax provision (benefit) line of our statement of operations.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Commitments and Contingencies.    From time to time we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We are also a party to environmental matters, including local, regional, state and federal government cleanup activities at or near locations where we currently or have in the past conducted our business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Results Of Operations

As discussed above in the section entitled, “Developments in 2003,” on page 1, effective June 30, 2003, we and Fujitsu formed FASL LLC. As a result of the transaction, we began consolidating FASL LLC’s results of operations on June 30, 2003. Prior to June 30, 2003, we accounted for our share of the Manufacturing Joint Venture’s operating results under the equity method. As FASL LLC did not exist prior to June 30, 2003, the results of our operations for periods prior to the third quarter of 2003 do not include the consolidation of FASL LLC’s results of operations. Accordingly, our operating results for the year ended December 28, 2003 are not fully comparable with our results for prior periods. As we have a 60 percent controlling interest in FASL LLC, Fujitsu’s 40 percent share in the net income (loss) of FASL LLC is reflected as a minority interest adjustment to our consolidated financial statements. This minority interest adjustment will not correspond to Memory Products segment operating income (loss) because Memory Products segment operating income (loss) includes operations incremental to those of FASL LLC. In addition, the minority interest calculation is based on FASL LLC’s net income (loss) rather than operating income (loss).

We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment. Prior to the third quarter of 2003, we had two reportable segments: the Core Products and Foundry Services segments. Primarily as a result of the formation of FASL LLC, we re-evaluated our reportable segments.

Beginning in the third quarter of 2003, we changed our reportable segments to: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products. We believe that separate reporting of these operating segments, given our new focus on FASL LLC as a separate operating company and its separate market brand—Spansion, provides more useful information to our stockholders.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment, but rather it includes other small operating segments that are neither individually nor in the aggregate greater than ten percent of our consolidated revenues or assets. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, as FASL LLC did not exist prior to June 30, 2003, the results of operations for prior periods did not include the consolidation of FASL LLC’s operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 28, 2003, is not fully comparable to the reclassified segment information for all prior periods presented.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 28, 2003, December 29, 2002, and December 30, 2001, each included 52 weeks.

The following is a summary of our net sales for 2003, 2002 and 2001.

	2003	2002	2001

	(Millions)
Computation Products	$1,960	$1,756	$2,466
Memory Products	1,419	741	1,133
All Other	140	200	293

Total	$3,519	$2,697	$3,892

Net Sales Comparison for Years Ended December 28, 2003 and December 29, 2002

Total net sales of $3,519 million in 2003 increased 30 percent compared to net sales of $2,697 million in 2002.

Computation Products net sales of $1,960 million in 2003 increased 12 percent compared to net sales of $1,756 million in 2002. The increase in net sales was primarily due to a 15 percent increase in microprocessor unit shipments due primarily to increased demand from our OEM customers, partially offset by a decline of four percent in the average selling prices of our microprocessor products. Unit shipment growth was particularly strong in Latin America and China, which accounted for 77 percent of overall unit growth.

Memory Products net sales of $1,419 million in 2003 increased 92 percent compared to net sales of $741 million in 2002. The increase in net sales was primarily attributable to the effect of consolidating FASL LLC’s results of operations, which include FASL LLC’s sales to Fujitsu, and increased demand for Flash memory products. Further quantification of the breakdown in the increase in net sales is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu.

All Other net sales of $140 million in 2003 decreased 30 percent compared to net sales of $200 million in 2002 and consisted primarily of net sales of our Personal Connectivity Solutions products. The decrease was due to a $53 million decrease in revenue resulting from discontinued production of selected mature embedded processors and networking products and a $34 million decrease in Foundry Services revenue, offset by a $28 million increase in revenues from sales of AMD Geode and wireless products.

Net Sales Comparison for Years Ended December 29, 2002 and December 30, 2001

Total net sales of $2,697 million in 2002 decreased 31 percent compared to net sales of $3,892 million in 2001.

Computation Products net sales of $1,756 million in 2002 decreased 29 percent compared to net sales of $2,466 million in 2001. This decrease was almost wholly due to a decrease in unit sales of 16 percent, and a decrease in average selling prices of 13 percent, reflecting industry-wide weakness in PC sales, competitive pricing pressure, and the execution of our plan to align our microprocessor inventory in the supply chain with forecasted customer demand, which included our decision to limit shipments and accept receipt of product returns from certain customers.

Memory Products net sales of $741 million in 2002 decreased 35 percent compared to net sales of $1,133 million in 2001. The decrease was primarily due to a decrease in average selling prices of 36 percent, reflecting continued weakness in the telecommunications and networking equipment industries.

All Other net sales of $200 million in 2002 decreased 32 percent compared to net sales of $293 million in 2001. The decrease was primarily due to a decrease in Foundry Services revenues of approximately $64 million and a decrease in net sales of $31 million from embedded processors and networking products as a result of sustained market declines in the communications and networking equipment industries.

Comparison of Gross Margin Percentage, Expenses, Interest Income and Other, Net, and Interest Expense

The following is a summary of gross margin percentage, expenses and interest income and other, net, and interest expense for 2003, 2002 and 2001:

	2003	2002	2001

	(Millions except for gross margin percentage)
Cost of sales	$2,327	$2,106	$2,590
Gross margin percentage	34%	22%	33%
Research and development	852	816	651
Marketing, general and administrative	587	670	620
Restructuring and other special charges, net	(14)	331	89
Interest income and other, net	21	32	26
Interest expense	110	71	61
Income tax provision (benefit)	3	45	(14)

Gross margin percentage increased to 34 percent in 2003 compared to 22 percent in 2002. The increase in gross margin was primarily due to an increase in net sales of 30 percent, accompanied by an increase in cost of sales of only ten percent. Our cost of sales increased at a lower rate than net sales primarily due to cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives. In addition, microprocessor unit sales increased 15 percent while average selling prices of microprocessor products decreased by four percent, and we realized $63 million, or approximately two percentage points resulting from the sale of microprocessor products that had been previously written off. Further quantification of the improvement in gross margin percentage is not practical due to the consolidation of FASL LLC’s operating results on June 30, 2003.

We amortize capital grants and allowances, interest subsidies and research and development subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to research and development expenses and cost of sales. The credits to cost of sales totaled $46.2 million in 2003 and $37.5 million in 2002.

Gross margin percentage decreased to 22 percent in 2002 compared to 33 percent in 2001. This decrease was primarily due to a 31 percent decrease in the combined sales of PC processors and Flash memory products, as a result of lower unit demand and average selling prices due to weakened customer demand and industry-wide excess inventory, partially offset by cost savings realized from the closure of certain facilities pursuant to the 2001 Restructuring Plan, which is discussed below.

Research and development expenses of $852 million in 2003 increased four percent from $816 million in 2002 due primarily to an increase in expenses as a result of the FASL LLC transaction, $23 million in research and development efforts related to new microprocessors, and $58 million in expenses related to amounts paid to IBM to jointly develop new logic process technologies for use in future high-performance microprocessor products. These increases were offset by a $35 million reduction in internal research and development costs from 2002 to 2003, primarily due to the reduction of research and development activities associated with our PCS products and the absence of the $42 million charge representing amounts paid to IBM in 2002 in exchange for consulting services relating to optimizing the performance of our manufacturing processes.

We amortize capital grants and allowances, interest subsidies and research and development subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to research and development expenses and cost of sales. The credits to research and development expenses totaled $29.0 million in 2003 and $21.8 million in 2002.

Research and development expenses of $816 million in 2002 increased 25 percent compared to $651 million in 2001. This increase was primarily due to an overall increase in research and development efforts directed to our microprocessors. In addition, research and development expenses in 2002 included a $42 million charge for amounts paid to IBM in exchange for consulting services relating to optimizing the performance of our manufacturing processes in the fourth quarter of 2002, as well as the reallocation of $30 million from manufacturing resources, previously included in costs of goods sold, to research and development activities for microprocessors.

Marketing, general and administrative expenses of $587 million in 2003 decreased 12 percent compared to $670 million in 2002. The decrease was primarily due to decreased cooperative advertising and marketing expenses of $55 million and cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives.

Marketing, general and administrative expenses of $670 million in 2002 increased eight percent compared to $620 million in 2001 primarily as a result of increased advertising and marketing expenses associated with the launch of our branding campaign.

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

As part of this plan, and as a result of our agreement with IBM to jointly develop future generations of our logic process technology, we ceased logic research and development in the SDC and eliminated most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We vacated and are attempting to sublease certain facilities currently occupied under long-term operating leases through 2013. We also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, we recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that has no future use because of its association with discontinued logic development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million almost wholly related to vacating and consolidating our facilities and a charge of $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

During 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that was identified as no longer useful in our operations. As a result, we recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the sale of the equipment.

During 2003, we revised our estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the FASL LLC transaction. As a result, we reversed $8.9 million of the estimated severance and fringe benefit accrual. As of December 28, 2003, 1,736 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $53 million in severance and employee benefit costs. The remaining accrual of $6.7 million represents the severance benefits cost obligations for individuals whose employments terminated but who elected to defer receipt of severance benefits until 2004 and for employees who were pre-notified in 2003 of their employment terminations, which will occur in 2004.

With the exception of exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income that are payable through 2011, we have substantially completed the activities associated with the 2002 Restructuring Plan as of December 28, 2003. As a result of the 2002 Restructuring Plan, we realized overall cost reductions of approximately $150 million in 2003. We also implemented other cost reduction initiatives incremental to the specific expense reductions resulting from the 2002 Restructuring Plan.

The following table summarizes activities under the 2002 Restructuring Plan through December 28, 2003:

	Severance and employee benefits	Asset impairment	Exit costs	Other restructuring charges	Total

	(Thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Non-cash charges	—	(118,590)	—	—	(118,590)
Cash charges	(14,350)	—	(795)	—	(15,145)

Accrual at December 29, 2002	54,420	—	138,105	4,315	196,840

2003 Provision	—	7,791	3,314	—	11,105
Cash charges	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustment	(8,864)		—	(15)	(8,879)

Accrual at December 28, 2003	$6,740	$—	$120,623	$—	$127,363

In 2001, we announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. We substantially completed our execution of the

2001 Restructuring Plan as of December 28, 2003. During 2003, we reduced the estimated accrual of the facility and equipment decommission costs by $12.2 million based on the most current information available. During 2003, we also realized a recovery of approximately $3.9 million for the excess of the sale price over the estimated fair value of equipment that was determined to be impaired as a result of the 2001 Restructuring Plan. Both amounts were included in restructuring and other special charges, net. As a result of the 2001 Restructuring Plan, we have realized overall cost reductions of $211 million as of December 28, 2003.

The following table summarizes activity under the 2001 Restructuring Plan through December 28, 2003:

	Severance and employee benefits	Facility and equipment impairment	Facilities and equipment decommission costs	Other facilities exit costs	Total

	(Thousands)
2001 provision	$34,105	$39,000	$15,500	$700	$89,305
2001 cash charges	(7,483)	—	—	(54)	(7,537)
2001 non-cash charges	—	(39,000)	—	—	(39,000)

Accrual at December 30, 2001	26,622	—	15,500	646	42,768
2002 cash charges	(26,622)	—	(445)	—	(27,067)

Accrual at December 29, 2002	—	—	15,055	646	15,701
Non-cash adjustments	—	—	(11,574)	(646)	(12,220)
Cash charges	—	—	(2,485)	—	(2,485)

Accrual at December 28, 2003	$—	$—	$996	$—	$996

Interest income and other, net, of approximately $21 million in 2003 decreased 34 percent from $32 million in 2002. The decrease was primarily due to a decrease in investment income of $16 million caused by lower cash equivalents and short-term investment balances and $2.3 million in charges in 2003 for other-than-temporary declines in our equity investments. This decrease was offset by a gain of approximately $6 million based on the difference between the carrying value and fair value of assets contributed by us to FASL LLC. Fujitsu now owns a 40 percent interest in these assets. The gain on the deemed sale of these assets to FASL LLC was limited to the difference in carrying value of our interest in the assets following the completion of the transaction and the carrying value of the assets immediately prior to the transaction.

Interest income and other, net, of $32 million increased $6 million or 23 percent in 2002 compared to $26 million in 2001. The increase was primarily due to $4.7 million in charges for other-than-temporary declines in our equity investments as compared to $27 million in charges in 2001, offset by a decrease of $20 million in interest income as a result of lower interest rates on our investment portfolio and lower cash equivalents and short term investment balances.

Interest expense of $110 million in 2003 increased 55 percent compared to $71 million in 2002. The increase was due primarily to the effect of our 4.50% Convertible Senior Notes due 2007 (4.50% Notes), issued in November 2002, which resulted in annual interest charges of $18 million, interest of $5 million on $110 million drawn at the end of September 2002 under our July 2003 Loan Agreement, and the FASL LLC transaction, which resulted in additional interest expense of approximately $9 million in 2003. In addition, in 2002 we capitalized interest of $10.7 million on continued expansion and facilitization of Fabs 25 and 30 compared to only $1.5 million in 2003.

Interest expense of $71 million in 2002 increased 16 percent compared to $61 million in 2001. The increase was due primarily to the effect of interest expense incurred on our 4.75% Convertible Senior Debentures Due 2022 (4.75% Debentures), issued in January 2002, which resulted in interest charges of $22 million, partially offset by an increase in capitalized interest associated with conversion of Fab 25 to a Flash memory facility, facilitization activities at Fab 30, and a decrease of $11 million in interest expense due to a partial repayment of the outstanding loans under the Dresden Loan Agreements in 2002.

We recorded an income tax provision of $3 million in 2003, an income tax provision of $45 million in 2002 and an income tax benefit of $14 million in 2001. The income tax provision in 2003 primarily reflected income tax expense generated in certain foreign tax jurisdictions, offset by a benefit of a U.S. federal tax refund from a carryback claim we filed in 2003. No net tax benefit was recorded in 2003 on pre-tax losses due to continuing operating losses. Our tax provision for 2003 does not reflect an increase in our net deferred tax liability of approximately $46 million. This net deferred tax liability was recognized by the Japanese subsidiary of FASL LLC, FASL JAPAN, as tax expense in periods prior to our consolidation of FASL LLC on June 30, 2003, and therefore has not been recorded as a component of our tax expense for 2003. The 2002 income tax provision was recorded primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in 2002 on pre-tax losses due to the establishment of a valuation allowance against the remainder of our U.S. deferred tax assets, net of U.S. deferred tax liabilities in the fourth quarter, due to the incurrence of continuing substantial operating losses in the U.S. The effective benefit rate of 15.4 percent for 2001 was less than the statutory rate because of a lower than U.S. statutory 24 percent tax benefit rate on the 2001 restructuring charges, reflecting the allocation of the charges between the U.S. and foreign lower-taxed jurisdictions, and a provision for U.S. taxes on certain previously undistributed earnings of lower-taxed foreign subsidiaries.

Other Items

International sales as a percent of net sales were 80 percent in 2003, compared to 73 percent in 2002 and 67 percent in 2001. During 2003, approximately 15 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to one percent during 2002. The increase was primarily due to the consolidation of FASL LLC’s results of operations, which include sales by FASL LLC to Fujitsu, which are denominated in yen. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen-denominated manufacturing costs. In addition, we are subject to foreign currency risk related to our manufacturing costs in Fab 30, which are denominated in euros. We use foreign currency forward and option contracts to reduce our exposure to the euro, but future exchange rate fluctuations may cause increases or decreases to our Fab 30 manufacturing costs. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Operating Income (Loss)

The following is a summary of operating income (loss) for 2003, 2002 and 2001:

	2003	2002	2001

	(Millions)
Computation Products	$(23)	$(661)	$(191)
Memory Products	(189)	(159)	268
All Other	(21)	(405)	(135)

Total	$(233)	$(1,225)	$(58)

Computation Products operating loss of $23 million in 2003 improved by $638 million compared to $661 million in 2002. The improvement was primarily due to incremental net sales of $204 million and a decrease in both manufacturing costs of $330 million and marketing, general and administrative expenses of $39 million, which resulted primarily from our cost reduction initiatives and the 2002 Restructuring Plan. In addition, cooperative advertising and marketing expenses decreased by $55 million from 2002.

Computation Products operating loss of $661 million in 2002 increased by $470 million compared to $191 million in 2001 primarily due to a decrease in net sales. The decrease was primarily due to a decline in average selling prices of 13 percent and a decline in unit sales of 16 percent for microprocessors as a result of the sustained downturn in the PC industry.

Memory Products operating loss of $189 million in 2003 increased $30 million from 2002. Further quantification of the changes is not practical due to the consolidation of FASL LLC on June 30, 2003.

Memory Products operating loss was $159 million in 2002 compared to $268 million of operating income in 2001. The change in the operating result was primarily due to decrease in net sales of $392 million as a result of a 36 percent decline in average selling prices due to continued weakness in the Flash memory market.

Our All Other operating loss of $21 million in 2003 improved by $384 million compared to 2002, primarily due to $331 million of restructuring and other special charges included in the 2002 results, and a $14 million credit adjustment to the restructuring charge in 2003.

Our All Other operating loss of $405 million in 2002 increased by $270 million compared to 2001. The operating loss included $331 million of restructuring and other special charges in 2002 compared to approximately $89 million in 2001. The remaining increase of operating loss was primarily due to an increase in operating loss of Personal Connectivity Solutions products, partially offset by approximately $27 million of improvement of operating results in Foundry Services.

Financial Condition

Our cash, cash equivalents and short-term investments at December 28, 2003 totaled $1.1 billion, which included approximately $330 million in cash, cash equivalents, and short-term investments maintained by FASL LLC. FASL LLC’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third party loan agreements, FASL LLC must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to FASL LLC’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by FASL LLC to fund its operations in accordance with its budget. If any cash remains, it must be used to repay FASL LLC’s outstanding debt to us and Fujitsu. Any remaining cash after such distributions is distributed at the discretion of FASL LLC’s Board of Managers, to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent and 40 percent.

Net cash provided by operating activities was approximately $296 million in 2003. Although we had a net loss of $274 million for the year, adjustments for non-cash charges, which were primarily depreciation and amortization, resulted in a positive cash flow from operations. The net changes in operating assets in 2003 as compared to 2002 included an increase in accounts receivable due to higher net sales and the consolidation of FASL LLC’s results of operations, which include FASL LLC’s sales to Fujitsu, and an increase in net inventory due to the consolidation of FASL LLC’s results of operations. At December 28, 2003, Fujitsu accounted for approximately 31 percent of our consolidated net accounts receivable and approximately 13 percent of our consolidated net sales. The net changes in payables and accrued liabilities included payments in 2003 of $90 million for a technology license from IBM, approximately $64 million of payments in 2003 under the 2002 Restructuring Plan and an accrual of $29 million in December 2003 related to our license from IBM for technology and know-how related to manufacturing products on 300-millimeter silicon wafers.

Net cash used in operating activities was $120 million in 2002, primarily as a result of our net loss of $1,303 million, adjusted by non-cash related charges. Changes in operating assets and liabilities in 2002 as compared to 2001 were attributable to a decrease in accounts receivable due to a 31 percent decrease in net sales. At December 29, 2002, inventory increased as compared to December 29, 2001 due to an increase of products to support anticipated 2003 sales, a change in the mix of inventory, and the impact of Flash memory production from Fab 25 following its conversion from logic manufacturing.

Net cash provided by operating activities was $168 million in 2001. Although we had a net loss of $61 million, adjustments for non-cash charges resulted in a positive cash flow from operations. These adjustments included: $623 million of depreciation and amortization expense, $82 million of restructuring charges, $27 million of impairment charges on equity investments and $10 million of provision for doubtful accounts, offset by non-cash credits of $98 million from net charges in deferred income taxes and foreign grant and subsidy income, and other uses of cash in operating activities of approximately $423 million due to net changes in operating assets and liabilities.

Net cash provided by investing activities was $83 million in 2003, primarily as a result of net cash inflow of $482 million from sales and purchases of available-for-sale securities, $148 million of cash acquired from the FASL LLC transaction and $30 million in proceeds from sale of property, plant and equipment, offset by $570 million used to purchase property, plant and equipment.

Net cash used in investing activities was $854 million in 2002, including $705 million used for purchases of property, plant and equipment primarily for Fab 30 and Fab 25, $27 million, net of cash acquired, to acquire Alchemy Semiconductor, Inc., and $131 million from net purchases of available-for-sale securities, offset by $9 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $554 million in 2001, primarily due to $679 million used for the purchases of property, plant, and equipment, primarily for Fab 30 and our assembly and test facilities in Asia, and $122 million for additional equity investments in the Manufacturing Joint Venture, offset by $246 million of net proceeds from sales and maturities of available-for-sale securities.

Net cash provided by financing activities was $267 million in 2003, primarily due to $245 million received from equipment sale and leaseback transactions completed by FASL LLC, a $40 million cash note to FASL LLC from Fujitsu as part of the FASL LLC transaction, $155 million of capital investment allowances received from the Federal Republic of Germany as part of the Fab 30 project and $35 million of proceeds from sale of stock under our Employee Stock Purchase Plan and employee stock option exercises, offset by $141 million in payments on debt and capital lease obligations, and a $74 million increase in a compensating cash balance. The compensating cash balance represents the minimum cash balance that must be maintained by AMD Saxony in order to comply with the minimum liquidity covenant set forth in the Dresden Loan Agreements.

Net cash provided by financing activities was $907 million in 2002, primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from issuing our 4.75% Debentures, $391 million in proceeds, net of $11 million in debt issuance costs, from issuing our 4.50% Notes, $108 million drawn pursuant to the September 2002 Term Loan Agreement (currently referred to as the July 2003 FASL Term Loan), net of $2 million in debt issuance costs, $120 million drawn pursuant to the Loan and Security Agreement dated July 13, 1999 (currently referred to as the July 2003 Loan Agreement), $21 million in proceeds from equipment lease financing, $29 million in proceeds from the sale of stock under our Employee Stock Purchase Plan and employee stock option exercises, and $76 million of net capital investment allowances and interest subsidies received from the Federal Republic of Germany and the State of Saxony as part of the Fab 30 project. These amounts were offset by $325 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $141 million in 2001, primarily due to $63 million in proceeds from the issuance of notes payable to banks, $308 million drawn pursuant to the Dresden Loan Agreements, $38 million in capital investment allowances and interest subsidies received from the Federal Republic of Germany and the State of Saxony as part of the Fab 30 project, and $37 million in proceeds from the sale of stock under our Employee Stock Purchase Plan and employee stock option exercises, offset by $137 million in payments on debt and capital lease obligations, $77 million used to repurchase our common stock and a $91 million increase in the compensating cash balance discussed above.

Notes Payable to Banks

On July 7, 2003, we amended and restated our 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution (the July 2003 Loan Agreement). We further amended the July 2003 Loan Agreement on October 3, 2003. The July 2003 Loan Agreement currently provides for a secured revolving line of credit of up to $125 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of December 28, 2003, no amount was outstanding under the July 2003 Loan Agreement. We have to comply, among other things, with the following financial covenants if our net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

•	restrictions on our ability to pay cash dividends on our common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount

December 31, 2003	$1.25 billion
Last day of each calendar quarter in 2004	$1.425 billion
Last day of each calendar quarter in 2005	$1.85 billion
March 31, 2006 and on the last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount

Four fiscal quarters ending December 31, 2003	$400 million
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

As of December 28, 2003, net domestic cash, as defined, totaled $567 million and the preceding financial covenants were not applicable. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding FASL LLC’s accounts receivable, inventory, and general intangibles.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations that are recorded on our consolidated balance sheets and principal guarantees of such indebtedness at December 28, 2003, and are supplemented by the discussion following the tables.

Principal contractual cash obligations that are recorded on our consolidated balance sheets at December 28, 2003 were:

	Payments due by period

	Total	2004	2005	2006	2007	2008	2009 and beyond

	(Thousands)
4.75% Convertible Senior Debentures Due 2022	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	402,500	—	—
Dresden Term Loan	664,056	37,307	335,759	290,990	—	—	—
July 2003 FASL Term Loan	72,500	27,500	27,500	17,500	—	—	—
FASL JAPAN Term Loan	167,926	44,780	44,780	44,780	33,586	—	—
Fujitsu cash note	40,000	—	10,000	30,000	—	—	—
Capital lease obligations	245,958	83,680	84,022	74,228	3,899	129	—
Other long-term liabilities	116,091	—	33,911	15,262	15,555	16,123	35,240
Total Principal Contractual Cash Obligations	$2,209,031	$193,267	$535,972	$472,760	$455,540	$16,252	$535,240

Guarantees of Indebtedness Recorded on our Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of December 28, 2003 related to underlying liabilities that are already recorded on our consolidated balance sheets as of December 28, 2003 and their expected expiration dates by year:

		Amounts of guarantee expiration per period
	Amounts Guaranteed*	2004	2005	2006	2007	2008	2009 and Beyond

		(Thousands)
Dresden intercompany guarantee	$332,028	$18,653	$167,880	$145,495	$—	$—	$—
July 2003 FASL Term Loan guarantee	43,500	16,500	16,500	10,500	—	—	—
FASL JAPAN Term Loan guarantee	100,756	26,868	26,868	26,868	20,152	—	—
FASL capital lease guarantees	147,303	53,655	49,494	40,422	3,732	—	—
Total guarantees	$623,587	$115,676	$260,742	$223,285	$23,884	$—	$—

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require us to repurchase the 4.75% Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by us for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at our option, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as percentage of principal amount

Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

We may elect to purchase or otherwise retire our bonds with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we sold $402.5 million of 4.50% Convertible Senior Notes Due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as percentage of principal amount

Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of our common stock. Issuance costs incurred in the amount of approximately $12 million are amortized ratably, over the term of the 4.50% Notes, as interest expense, approximating the effective interest method.

Holders have the right to require us to repurchase all or a portion of our 4.50% Notes in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

Dresden Term Loan and Dresden Term Loan Guarantee

AMD Saxony, our indirect, wholly owned German subsidiary, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.5 billion when it is fully equipped by the end of 2005. As of December 28, 2003, we had invested $2.3 billion in AMD Saxony and we currently estimate that during 2004 we will invest approximately $160 million.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. The Dresden Loan Agreements were amended in February 2004 to accommodate the construction, facilitization, and operation of Fab 36.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate as of December 28, 2003, of 0.804 euro to one U.S. dollar to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. The funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	investment grants, investment allowances, interest subsidies, and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of December 28, 2003 we had provided $179 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from us, the consortium of banks referred to above made available $954 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $664 million of such loans outstanding as of December 28, 2003, which are included in our consolidated balance sheet.

Finally, pursuant to a Subsidy Agreement, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony bank debt, or $432 million;

•	capital investment grants and allowances totaling up to approximately $453 million; and

•	interest subsidies totaling $191 million.

Of these amounts, AMD Saxony received approximately $412 million in capital investment grants and allowances and $131 million in interest subsidies. In addition, AMD Saxony has received advance payments for interest subsidies amounting to $22 million as of December 28, 2003. AMD Saxony also received $55 million in research and development subsidies through December 28, 2003. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. Historical exchange rates in effect at the time these investment grants and allowances and interest subsidies were received were used to translate amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

Under the Subsidy Agreement, for the construction and financing of Fab 30, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 2003, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. However, the aggregate amount of grants and allowances actually received by AMD Saxony to date, calculated as a percentage of the maximum amount of grants and allowances available, does not exceed the actual headcount at AMD Saxony at December 2003, calculated as a percentage of the headcount target undertaken in the Subsidy Agreement. Accordingly, AMD Saxony does not believe it has received grants and allowances in excess of its entitlement under the Subsidy Agreement. However, we anticipate that the maximum amount of capital investment grants and allowances available under the Subsidy Agreement will be reduced from an originally anticipated amount of $517 million to approximately $453 million. We adjusted the quarterly amortization of these amounts accordingly.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee of up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $138 million or more than $373 million, until the bank loans are repaid in full. As of December 28, 2003, the amount outstanding under the guarantee was $332 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in our consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if we, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is materially adversely affected. Circumstances that could result in a default include:

•	our failure to fund equity contributions or loans or otherwise comply with our obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to us, AMD Saxony or AMD Holding;

•	the occurrence of a default under the July 2003 Loan Agreement; and

•	AMD Saxony’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, asset cover ratio and a minimum liquidity covenant.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements. As of December 28, 2003, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements and the lenders determine that their legal or risk position is materially adversely affected, we will be in default under the Dresden Loan Agreements, which would permit acceleration of the outstanding loans of approximately $664 million. The occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

July 2003 FASL Term Loan and Guarantee

On July 11, 2003, we amended our September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.14 percent at December 28, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 28, 2003, $72.5 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan.

The July 2003 FASL Term Loan Agreement restricts FASL LLC’s ability to pay cash dividends in respect of membership interests if FASL LLC’s net domestic cash balance (as defined in the July 2003 FASL Term Loan) declines below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 to the end of 2005 and $100 million during 2006. FASL LLC must also comply with additional financial covenants if its net domestic cash balance declines below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 to the end of 2005 and $100 million during 2006. At any time that net domestic cash falls below these thresholds, FASL LLC must comply with, among other things, the following financial covenants:

•	maintain an adjusted tangible net worth (as defined in the July 2003 FASL Term Loan) of not less than $850 million;

•	achieve EBITDA according to the following schedule:

Period	Amount

For the six months ending December 2003	$75 million
For the nine months ending March 2004	$170 million
For the four quarters ending June 2004	$285 million
For the four quarters ending September 2004	$475 million
For the four quarters ending December 2004	$550 million
For the four quarters ending in 2005	$640 million
For the four quarters ending in 2006	$800 million

•	maintain a fixed charge coverage ratio (as defined in the July 2003 FASL Term Loan) according to the following schedule:

Period	Ratio

Fourth fiscal quarter of 2003	0.2 to 1.00
First fiscal quarter of 2004	0.25 to 1.00
Period ending June 2004	0.4 to 1.00
Period ending September 2004	0.8 to 1.00
Period ending December 2004	1.0 to 1.00
Full fiscal year 2005	1.0 to 1.00
Full fiscal year 2006	0.9 to 1.00

At December 28, 2003, FASL LLC’s net domestic cash totaled $208 million, and the preceding financial covenants were not applicable.

FASL JAPAN Term Loan and Guarantee

Because most amounts under the FASL JAPAN Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of December 28, 2003 of 107.19 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

As a result of the FASL LLC transaction, the Manufacturing Joint Venture’s third-party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of 18 billion yen (approximately $168 million on December 28, 2003) entered into between FASL JAPAN and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and FASL JAPAN’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of December 28, 2003. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. FASL JAPAN’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Under this loan agreement, FASL JAPAN is required to comply with the following financial covenants:

•	Ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	Maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen;

•	Maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount

Fiscal year 2003	$78 million
First fiscal quarter of 2004	$23 million
First and second fiscal quarters of 2004	$68 million
Fiscal year 2004	$214 million
Fiscal year 2005	$197 million
Fiscal year 2006	$182 million

•	Ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for FASL JAPAN’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage

First through Fourth Fiscal Quarters of 2003	90%
First Fiscal Quarter of 2004	100%
Second Fiscal Quarter of 2004	110%
Third and Fourth Fiscal Quarters of 2004	120%
Fiscal Year 2005	120%
Fiscal Year 2006	120%

As of December 28, 2003, FASL JAPAN was in compliance with these financial covenants.

Fujitsu Cash Note

As a result of the FASL LLC transaction, Fujitsu also loaned $40 million to FASL LLC pursuant to a promissory note. The note bears an interest rate of LIBOR plus four percent, which was 5.14 percent as of December 28, 2003, and has a term of three years. The note is repayable in four equal payments, including interest, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

Capital Lease Obligations

On July 16, 2003, FASL JAPAN entered into a sale-leaseback transaction for certain equipment with a third-party financial institution in the amount of 12 billion yen (approximately $100 million on July 16, 2003) in cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $168 million. As the term on the leaseback transaction is more than 75 percent of the remaining economic lives of the equipment, we are accounting for the transaction as a capital lease. We recognized an immediate loss of $16 million on the transaction due to the fact that the fair market value of the equipment was less than its net book value at the time of the transaction. We also recorded a deferred loss of approximately $52 million which is being amortized over the term of the lease in proportion to the amortization of the underlying leased assets. We guaranteed 50 percent of the outstanding obligations, under the lease arrangement. As of December 28, 2003, the outstanding lease obligations under this agreement were approximately $86 million. In addition, FASL LLC and its subsidiaries also entered into other capital lease and leaseback transactions during the third quarter of 2003, which resulted in additional capital lease obligations of $159 million as of December 28, 2003. Accordingly, as of December 28, 2003, FASL LLC had aggregate outstanding capital lease obligations of approximately $245 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment. We guaranteed approximately $147 million of FASL LLC’s aggregate outstanding capital lease obligations as of December 28, 2003.

Other Long-term Liabilities

Included in other long-term liabilities as of December 28, 2003 is approximately $99 million of restructuring accrual that will be paid through 2011 and approximately $18 million in customer cash deposits related to multi-year supply agreements for Spansion Flash memory products that will be paid through 2005, which guarantee customers’ purchases of these products. Excluded from contractual cash obligations is approximately $263 million of deferred grants and subsidies related to the Fab 30 project and a $23 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998, as these liabilities do not require cash payments.

Principal contractual cash obligations that are not recorded on our consolidated balance sheets at December 28, 2003 were:

	Total	2004	2005	2006	2007	2008	2009 and beyond

	(In Thousands)
Operating leases	$466,846	$74,288	$61,096	$47,969	$40,340	$39,967	$203,186
Unconditional purchase commitments	630,136	480,109	98,301	27,239	19,154	2,710	2,623

Total Principal Contractual Cash Obligations	$1,096,982	$554,397	$159,397	$75,208	$59,494	$42,677	$205,809

Operating Leases and Unconditional Purchase Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of December 28, 2003, were approximately $467 million, of which $126 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of December 28, 2003, were approximately $630 million for periods through 2009. In November 2003, we announced our intention to construct and facilitize a 300-millimeter wafer fabrication facility, Fab 36. Fab 36 will be owned by a newly created partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36, and will be located in Dresden, Germany, adjacent to Fab 30. In November 2003, AMD Fab 36 entered into an agreement with a German entity, M+W Zander, pertaining to the design and construction of the manufacturing facility. As of December 28, 2003, AMD Fab 36 is required to make payments to M+W Zander through May 2005 in an aggregate amount of approximately $440 million. The amounts payable under the construction agreement are denominated in euro. We used the exchange rate of 0.804 euro to one U.S. dollar as of December 28, 2003 to translate the amounts into U.S. dollars. As of December 28, 2003, our purchase commitments also included $80 million representing future payments to IBM under our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Purchase commitments also included approximately $71 million for software maintenance agreements that require periodic payments through 2007. As a result, we have not recorded any liabilities relating to these agreements. The remaining $39 million primarily consists of purchase agreements for raw materials and office supplies.

Guarantees of Indebtedness not Recorded on Our Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of December 28, 2003 for which the related underlying liabilities are not recorded on our consolidated balance sheets as of December 28, 2003 and their expected expiration dates:

		Amounts of guarantee expiration per period
	Amounts Guaranteed*	2004	2005	2006	2007	2008	2009 and Beyond

	(In Thousands)
FASL LLC operating lease guarantees	$26,604	$12,279	$8,367	$5,958	$—	$—	$—
AMTC payment guarantee	39,793	—	—	—	39,793	—	—
AMTC term loan guarantee	31,088	31,088	—	—	—	—	—
AMTC rental guarantee	145,811	—	—	—	—	—	145,811	**
Total guarantee	$243,296	$43,367	$8,367	$5,958	$39,793	$—	$145,811

*	Amounts guaranteed represent the principal amount of the underlying obligations and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding will diminish until the expiration of the guarantee.

We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to the effective date of FIN 45.

FASL LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $27 million as of December 28, 2003. The amounts guaranteed are reduced by the actual amount of lease payments paid by FASL LLC over the lease terms.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $149 million revolving credit facility and a $93 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, we guaranteed up to approximately $31 million plus interest and expenses under the term loan, up to approximately $40 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $146 million. As of December 28, 2003, $73 million was drawn under the revolving credit facility, and $81 million was drawn under the term loan. These borrowings are subject to the aforementioned guarantees except that our guarantee obligations with respect to the term loan terminated in February 2004 because the AMTC occupied the photomask facility under the rental agreement during 2003 and the rental guarantee replaced the term loan guarantee.

Other Financial Matters

Fab 36.    A significant amount of the costs of the Fab 36 project are denominated in euro. We used the exchange rate of 0.804 euro to one U.S. dollar as of December 28, 2003 to translate the amounts set forth below into U.S. dollars. We expect that over the next four years capital expenditures for Fab 36 will be approximately

$2.5 billion, of which approximately $600 million will occur in 2004. In connection with the Fab 36 project, we expect to obtain external financing of approximately $870 million in the form of loans from a consortium of banks, and up to approximately $675 million in grants and allowances from the Federal Republic of Germany and the State of Saxony. We also expect to obtain financing of approximately $398 million from the State of Saxony, through an investment entity, and a group of European investors led by the project engineer and general contractor, M+W Zander. We will provide the balance of the funding to construct and facilitize Fab 36. In addition, upon the execution of final documentation, which we expect will occur in the first half of 2004, we will be required to guarantee 100 percent of the obligations of AMD Fab 36 under the loan agreements with the banks and to fund any shortfalls in government grants and allowances. As of December 28, 2003, we have invested approximately $25 million in exchange for our equity interest in AMD Fab 36.

FASL LLC.    During the four-year period commencing on June 30, 2003, we are obligated to provide FASL LLC with additional funding to finance operations shortfalls, if any. Generally, FASL LLC is first required to seek any required financing from external sources. However, if such third-party financing is not available, we must provide funding to FASL LLC equal to our pro-rata ownership interest in FASL LLC, which is currently 60 percent. At this time, we believe that FASL LLC would be able to obtain such external financing when needed. However, there is no assurance that this will happen and currently we cannot estimate the amount of such additional funding, if any, that we are required to provide during this four-year period.

Outlook

In general, as we look ahead to 2004, we are encouraged by a recovering economy and positive projections for the semiconductor industry. During 2004 we expect to take advantage of additional cost efficiencies from our FASL LLC integration and from FASL LLC’s conversion to 110-nanometer manufacturing process technology on certain of its products and our conversion to 90-nanometer manufacturing process technology for our microprocessor products. During the first quarter of 2004, for our Computation Products segment, we expect net sales to decline slightly in accordance with industry seasonal patterns. For our Memory Products segment, notwithstanding typical seasonal patterns, we expect net sales to be approximately flat for the quarter due to our position in the market and improving average selling prices, which we expect will be driven by increased average bit densities in the products sold and increased shipments of products based on MirrorBit technology. In the aggregate, we believe seasonal patterns will prevail and aggregate net sales will decline slightly in the first quarter of 2004.

We expect our capital investments in 2004 to increase in comparison with 2003. We plan to make capital investments of approximately $1.5 billion during 2004, including Fab 36 construction and some equipment purchases, equipment purchases for FASL LLC’s wafer fabrication and assembly and test facilities and to complete the transition to 90-nanometer manufacturing process technology at Fab 30. We expect depreciation and amortization expense to be approximately $1.2 billion for 2004.

We believe that we will be profitable for fiscal 2004 and that gross margins will improve in comparison to 2003. However, economic and industry conditions remain uncertain and continue to make it particularly difficult to forecast product demand. If economic conditions do not continue to improve in the near term in accordance with our expectations, or if the semiconductor industry experiences a significant downturn, our revenues and profitability will be adversely affected.

We believe that cash flows from operations and current cash balances, together with external financing will be sufficient to fund operations and capital investments in the short term. Should additional funding be required such as to meet payment obligations of our long term debts when due, or to finance the construction and facilitization of Fab 36, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings or from the issuance of additional debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe, that in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to us.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I.    Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. We have several stock option plans under which key employees have been granted incentive (ISOs) and nonqualified (NSOs) stock options to purchase our common stock. Generally, options vest and become exercisable over a four year period from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant.

Section II.    General Option Information

The following is a summary of stock option activity for the years ended December 28, 2003 and December 29, 2002:

	Year Ended December 28, 2003		Year Ended December 29, 2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

	(Thousands except share price)
Options:
Outstanding at beginning of period	60,408	$18.58	52,943	$20.44
Granted	5,575	9.46	11,829	5.62
Canceled	(22,642)	27.69	(3,413)	20.34
Exercised	(2,372)	7.86	(951)	6.23

Outstanding at end of period	40,969	$12.92	60,408	$18.58

Exercisable at end of period	28,624	$13.66	33,807	$19.55
Available for grant at beginning of period	13,019		21,146
Available for grant at end of period	29,613		13,019

In-the-money and out-of-the-money stock option information as of December 28, 2003, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price

	(Thousands except share price)
In-the-Money	20,981	$9.21	8,933	N/A	(3)	29,914		$8.99
Out-of-the-Money(1)	7,643	25.88	3,412	N/A	(3)	11,055		23.55

Total Options Outstanding	28,624	13.66	12,345			40,969	(2)	12.92

(1)	Out-of-the-money stock options have an exercise price equal to or above $14.70, the market value of AMD’s common stock, on the last trading day of the year, December 26, 2003.
(2)	Includes 404,344 shares outstanding from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III.    Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	2003	2002	2001

Net grants(1) during the period as % of outstanding shares(2)	(4.87)%	2.44%	3.71%
Grants to listed officers(3) during the period as % of total options granted	11.77%	14.33%	7.87%
Grants to listed officers(3) during the period as % of outstanding shares(2)	0.19%	0.49%	0.33%
Cumulative options held by listed officers(3) as % of total options outstanding	22.90%	17.93%	16.51%
(1)	Options grants are net of options canceled.
(2)	Outstanding shares as of December 28, 2003, December 29, 2002 and December 30, 2001.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2004, 2003 and 2002.

On June 27, 2003, we filed a Tender Offer Statement with the SEC and made an offer, which was approved by our stockholders, to exchange certain stock options to purchase shares of our common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19 million shares of our common stock were tendered for exchange and cancelled on July 28, 2003. On January 30, 2004, we granted options to purchase 12,111,371 shares of our common stock at an exercise price of $14.86, which represented the closing price of our common stock on that date, in exchange for options cancelled. On that date, we also granted additional options to purchase 25,165 shares of our common stock at an exercise price of $15.55 to employees of one of our foreign subsidiaries in exchange for options cancelled. We did not record compensation expense as a result of the exchange.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

Risk Factors

We must achieve further market acceptance for our AMD Opteron and AMD Athlon 64 microprocessors, or we will be materially adversely affected.    We introduced our AMD Opteron processors in April 2003, and we introduced our AMD Athlon 64 processors in September 2003. We designed these processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including:

•	market acceptance of our new 64-bit technology, AMD64, including the willingness of users to purchase products with 64-bit capability prior to having transitioned to 64-bit computing;

•	our ability to produce these processors in a timely manner on new process technologies, including 90-nanometer silicon-on-insulator technology, in the volume and with the performance and feature set required by customers;

•	our ability to successfully transition to 90-nanometer manufacturing process technology on a timely basis;

•	the availability, performance and feature set of motherboards and chipsets designed for these processors; and

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications.

We cannot be certain that our substantial investments for research and development of process technologies will lead to timely improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.    We make substantial investments in research and development for process technologies in an effort to improve the technologies and equipment used to fabricate our products. In December 2002 we executed an agreement with IBM to jointly develop new logic process technologies, particularly 65- and 45-nanometer technologies to be implemented on 300-millimeter silicon wafers, for use in producing future high-performance microprocessor products. The successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in this agreement are critical to our AMD Opteron and AMD Athlon 64 microprocessors and to our ability to commence operations at Fab 36 in accordance with our planned schedule. During 2002 and 2003, we paid approximately $190 million to IBM in connection with agreements and services related to research and development activities. We cannot be certain that we will be able to develop, or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably or on a timely basis. Furthermore, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive or that our partnerships will be successful.

We have experienced substantial fluctuations in revenues since 2001, and we may experience declines in revenues and increases in operating losses in the future.    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues were $3,519 million for 2003 and $2,697 million for 2002 compared to $3,892 million for 2001. The decline from 2001 to 2002 was due primarily to a decrease in unit sales and in average selling prices for our Computation Products, resulting from the industry-wide weakness in PC sales, and a decrease in average selling prices for our Memory Products, reflecting continued weakness in the telecommunications and networking equipment industries, and the execution of our plan to align our microprocessor inventory in the supply chain with forecasted demand, which included our decision, primarily in the third and fourth quarters of 2002, to limit shipments and to accept receipt of product returns from certain customers. We incurred a net loss of $274 million for the fiscal year ended December 28, 2003, and $1.3 billion for 2002, compared to a net loss of $61 million for 2001. If conditions do not continue to improve in the microprocessor or Flash memory markets in accordance with our expectations we may experience declines in revenue and operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it.

The semiconductor industry is highly cyclical and has until recently been in a severe downturn that adversely affected, and may in the future adversely affect, our business.    The highly cyclical semiconductor industry has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. The most recent downturn, which began in the fourth quarter of 2000, was severe and prolonged, and future downturns may also be severe and prolonged. Our financial performance has been negatively affected by these downturns, including the incurrence of substantial losses during the most recent downturn, as a result of:

•	the cyclical nature of the supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If conditions do not continue to improve in the near term in accordance with our expectations, or if these conditions in the semiconductor industry occur in the future, as they likely will to a lesser or greater degree, our business will be adversely affected.

Fluctuations in the personal computer market may continue to materially adversely affect us.    The Computation Products segment of our business is dependent upon the PC market. Industry-wide fluctuations in the PC marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of PCs sold, sales of our microprocessors may not grow and may even decrease. If end user demand for PCs is below our expectations, we may be adversely affected.

In addition, current trends of consolidation within the personal computer industry, as evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

We plan for significant capital expenditures in 2004, and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected.    We plan for capital expenditures of approximately $1.5 billion in 2004. Our ability to fund these expenditures depends on generating sufficient cash flow from operations and the availability of external financing, including third-party loans and investments for the Fab 36 project and third-party financing for FASL LLC’s expansion plans. Our capital expenditures for 2004 include approximately $600 million for the Fab 36 project and approximately $160 million for the Fab 30 project. In addition, FASL LLC expects to spend approximately $583 million in connection with its plans to increase the manufacturing capacity of its wafer fabrication and assembly and test facilities and for other research and development activities.

During the four-year period commencing on June 30, 2003, we are also obligated to provide FASL LLC with additional funding to finance operational cash flow needs. Generally, FASL LLC is first required to seek any required financing from external sources. However, if such third-party financing is not available, we must provide funding to FASL LLC equal to our pro-rata ownership interest in FASL LLC, which is currently 60 percent.

In addition, a significant amount of the costs of the Fab 36 project are denominated in euro. When we initially forecasted our budget for the Fab 36 project, we modeled certain financial assumptions, including that the foreign exchange rate, over time, would be one euro to one U.S. dollar. Since our initial forecast, the U.S. dollar has depreciated against the euro. If the U.S. dollar continues to depreciate against the euro, the costs of the Fab 36 project would be higher than we planned, which could have a material adverse effect on us.

These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and will decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon planned projects or curtail capital expenditures. If we abandon projects such as the Fab 36 project, we may have to write off related costs that we capitalized and we may be required to continue to make payments or otherwise be liable pursuant to then-existing contracts that we cannot terminate at will or without significant penalties, which would have a material adverse effect on us.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, which could adversely affect our financial position and prevent us from fulfilling our obligations under the agreements governing our indebtedness.    We have a substantial amount of debt and we may incur additional debt in the future. At December 28, 2003, our total debt was $2.1 billion and stockholders’ equity was $2.4 billion. In addition, at December 28, 2003, we had up to $125 million of availability under our July 2003 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $243 million of debt, which is not reflected as debt on our balance sheet.

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

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors many of which are beyond our control.

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

If we are not successful in integrating the operations of FASL LLC, we could be materially adversely affected.    Effective June 30, 2003, we and Fujitsu Limited executed several agreements that resulted in the integration of our and Fujitsu’s Flash memory operations. We contributed Flash memory inventory, Fab 25 in Austin, Texas, the SDC, and our Flash memory assembly and test operations in Thailand, Malaysia and China. Fujitsu contributed its Flash memory division, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia. In addition, both we and Fujitsu contributed our respective investments in our previous Manufacturing Joint Venture, Fujitsu AMD Semiconductor Limited, located in Aizu-Wakamatsu, Japan, which became a wholly owned subsidiary of FASL LLC.

Our anticipated benefits from this transaction are subject to, among other things, the following risks:

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

Intel Corporation’s dominance of the microprocessor market, its position in the Flash memory market and its business practices may limit our ability to compete effectively.    Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a significant competitor in the server segment of the microprocessor market and in the Flash memory market. Because of its dominant position, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. In addition, Intel’s significant financial resources allow it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

•	pricing and allocation strategies and actions;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system, or BIOS, suppliers; and

•	user brand loyalty.

Intel also dominates the PC system platform. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. In marketing our microprocessors to OEMs we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent-cross license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel’s six and subsequent generation processors. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our ability to develop relationships with infrastructure providers and ensure that these third-party designers and manufacturers design PC platforms to support new generations of our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings, particularly our new AMD Athlon 64 and AMD Opteron microprocessors, would have a material adverse effect on us.

We expect Intel to maintain its dominant position in the microprocessor market as well as to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development than we do. We expect competition from Intel to increase in 2004 and beyond to the extent Intel reduces prices for its products and as Intel introduces new competitive products. For example, in February 2004, Intel announced that it intends to introduce 64-bit processors for servers and workstations that will be able to run existing 32-bit software applications in mid-2004. We believe that these processors will compete with our AMD Opteron microprocessors. In addition, Intel announced that it will offer 64-bit processors for the desktop market and other market segments that will be able to run existing 32-bit software applications in a time frame based on both timing and availability of the infrastructure required to support them, and customer demand. These products would compete with our AMD Athlon 64 microprocessors. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We have not yet made comparable transitions at our microprocessor manufacturing facilities. As a result, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s strong position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could adversely affect our revenues.

If we are unable to develop, produce and successfully market higher-performing microprocessor products, we may be materially adversely affected.    The microprocessor market is characterized by short product life cycles and migration to ever-higher performance microprocessors. To compete successfully, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes at competitive prices. If we fail to achieve yield and volume goals or to offer higher-performance microprocessors in significant volume on a timely basis and at competitive prices, we could be materially adversely affected.

To be successful, we must increase sales of our x86 microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	market acceptance for the AMD Opteron and AMD Athlon 64 microprocessors, which rely on market acceptance and demand for our AMD64 technology;

•	our ability to fund our planned 300-millimeter wafer fabrication facility and develop associated process technologies that will be required for long-term competitiveness;

•	our ability to increase our share of the enterprise market with tier-one OEM customers in order to have the demand necessary to utilize the capacity of our planned 300-millimeter wafer fabrication facility;

•	our ability to successfully market the AMD Athlon XP, AMD Opteron, AMD Athlon 64 and AMD Duron processors, which rely in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	the pace at which we expect to be able to convert production in Fab 30 to 90-nanometer process technology;

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product revenues and benefit fully from the substantial investments we have made and continue to make related to microprocessors depends on the success of our AMD Opteron and AMD Athlon 64 processors and the continuing success of our AMD Athlon XP and AMD Duron microprocessors. If we fail to achieve continued and expanded market acceptance of our microprocessors, we may be materially adversely affected.

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected.    Our ability to innovate beyond the x86 instruction set controlled by Intel depends on Microsoft’s designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, including our AMD64 technology introduced with our AMD Opteron and AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. If we fail to retain the support of Microsoft, our ability to market our processors could be materially adversely affected.

The loss of a significant customer for our Spansion Flash memory products in the high-end mobile telephone market, or a lack of market acceptance of FASL LLC’s MirrorBit technology may have a material adverse effect on us.    Since the third quarter of 2002, our Flash memory product sales growth was almost entirely based on strength in the high-end mobile phone market. To date, our sales in that market have been concentrated with a few customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as new competitors enter the Flash memory market, particularly the NOR segment, existing competing manufacturers introduce new products or pursue aggressive pricing strategies and industry-wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, a downturn in the mobile phone market or a loss of a significant mobile phone customer, would have a material adverse effect on us.

In July 2002, we commenced production shipments of the first product with MirrorBit technology. MirrorBit technology is a memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. A lack of customer or market acceptance, or any substantial difficulty in transitioning Flash memory products, including those based on MirrorBit technology, to any future process technology could reduce FASL LLC’s ability to be competitive in the market and could have a material adverse effect on us.

Spansion Flash memory products are based on the NOR architecture, and a significant market shift to the NAND architecture could materially adversely affect us.    Spansion Flash memory products are based on the Boolean logic-based NOR (Not Or) architecture, which is typically used for code execution. FASL LLC does not manufacture products based on NAND (Not And) architecture, which typically offers greater storage capacity. During 2003, sales of products based on NAND architecture have grown at higher rates than sales of NOR products. This has resulted in the NAND vendors gaining a greater share of the overall Flash market. Any significant shift in the marketplace to products based on NAND architecture or other architectures may reduce the total market available to us and therefore reduce our market share, which could have a material adverse effect on us.

Worldwide economic and political conditions may affect demand for our products and slow payment by our customers.    The recent economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action in the Middle East, adversely affected demand for our products. Although economic conditions began to improve in the second half of 2003, another decline of the worldwide semiconductor market or a future decline in economic conditions in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. If the economic slowdown returns as a result of terrorist activities, military action or otherwise, it could adversely impact our customers’ ability to pay us in a timely manner.

Manufacturing capacity constraints and manufacturing capacity utilization rates may adversely affect us. There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us. If we do not transition to 90-nanometer manufacturing process technology at Fab 30 on a timely basis, we may not be able to meet the demand for certain of our microprocessor products. In addition, FASL LLC’s manufacturing facilities may be inadequate to meet our demand for certain Flash memory products. As a result, FASL LLC may not be able to provide us with sufficient quantities of these products to allow us to meet demand for these products from our customers.

At times we may underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by building Fab 36, transitioning to smaller manufacturing process technologies and making significant capital investments in Fab 30. In addition, FASL LLC is increasing its manufacturing capacity by transitioning to smaller manufacturing process technologies, expanding Fab 25, JV1, JV2, and JV3 and increasing the capacity of its assembly and test facilities to accommodate both a growth in units that transition to higher densities and an increase in MCP products. If the increase in demand for our products is not consistent with our expectations, we and FASL LLC may underutilize manufacturing facilities, and we could be materially adversely affected. This has in the past had, and in the future may have, a material adverse effect on our earnings and cash flow.

We believe that at this time, the most significant risk is manufacturing capacity constraint.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected. Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance, and decrease costs. During 2004, we plan to transition our microprocessor production to 90-nanometer process technology, and FASL LLC intends to transition the production of certain of its memory products to 110-nanometer process technology. During periods when we or FASL LLC are implementing new process technologies, our or FASL LLC’s manufacturing facilities may not be fully productive. Substantial delay in the technology transitions in Fab 30 to smaller process technologies employing silicon-on-insulator technology and in FASL LLC’s wafer fabrication facilities to smaller geometries could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. For example, Intel currently manufactures certain microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We have not yet made comparable transitions at our microprocessor manufacturing facilities. Furthermore, impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot be sure that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

We may experience manufacturing problems in achieving acceptable yields or product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, delays in meeting the milestones set forth in our joint development agreement with IBM, upgrading or expanding existing facilities, or changing our process technologies, which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

External factors, such as the SARS virus, bird flu and potential terrorist attacks and other acts of violence or war, may materially adversely affect us.    In early 2003, the severe acute respiratory syndrome (SARS) virus had an adverse effect upon the Asian economies and affected demand for our products in Asia. A new outbreak of the virus, or a new virus such as the recent bird flu virus, could have a similar impact on demand for our products in Asia. In addition, if there were to be a case of SARS discovered in any of our operations in Asia, the measures to prevent the spread of the virus could disrupt our operations at that location.

Terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, and ultimately affect our sales.

Also as a result of terrorism, the United States may be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

Intense competition in the integrated circuit industry may materially adversely affect us.    The integrated circuit industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market, and successive generations of products are developed and introduced for sale. Failure to reduce our costs on existing products or to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins, would have a material adverse effect on us.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 2003 Loan Agreement, as amended, contains restrictive covenants and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreements impose restrictive covenants on AMD Saxony, including a restriction on its ability to pay dividends. The July 2003 FASL Term Loan contains restrictive covenants, including a prohibition on FASL LLC’s ability to pay dividends and also requires FASL LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments, and FASL LLC’s ability to satisfy the covenants, financial ratios and tests of the July 2003 FASL Term Loan, can be affected by events beyond our or FASL LLC’s control. We cannot assure you that we or FASL LLC will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 2003 Loan Agreement, the July 2003 FASL Term Loan and/or the Dresden Loan Agreements. In addition, these agreements contain cross-default provisions whereby a default under one agreement would likely result in cross-default under agreements covering other borrowings. For example, the occurrence of a default under the July 2003 FASL Term Loan would cause a cross-default under the July 2003 Loan Agreement and a default under the July 2003 Loan Agreement or under the indentures governing our 4.75% Debentures and our 4.50% Notes would cause a cross-default under the Dresden Loan Agreements. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we or FASL LLC were unable to repay those amounts, the lenders under the July 2003 Loan Agreement, the July 2003 FASL Term Loan Agreement and the Dresden Loan Agreements could proceed against the collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our July 2003 Loan Agreement, FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan Agreement, and AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures and our 4.50% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

If essential raw materials are not available to manufacture our products, we could be materially adversely affected.    Certain raw materials we use in the manufacture of our products and FASL LLC uses in the manufacture of its products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers and rely on a few foreign companies to supply the majority of certain types of integrated circuit packages we purchase. Similarly, FASL LLC purchases commercial non-Flash memory die, such as SRAM, from third party suppliers and incorporates these die into its MCP products. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we or FASL LLC are unable to procure certain of these materials, we or FASL LLC might have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.    Nearly all product assembly and final testing of our microprocessor products are performed at our manufacturing facilities in Malaysia, and Singapore; or by subcontractors in the United States and Asia. Nearly all product assembly and final testing of Spansion products are performed at FASL LLC’s facilities in Malaysia, Thailand, and China. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers for the production of our Personal Connectivity Solutions and chipset products, international joint ventures for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors, and we have international sales operations.

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

Any of the above risks, should they occur, could have a material adverse effect on us.

As part of our business strategy, we are continuing to seek expansion of product sales in emerging overseas markets. Expansion into emerging overseas markets presents similar political and economic risks as described above, and we may be unsuccessful in our strategy to penetrate these emerging overseas markets.

Also, a significant portion of the manufacturing costs for our microprocessor products is denominated in euros while sales of those products are denominated primarily in U.S. dollars. If the U.S. dollar continues to depreciate against the euro in the foreign exchange market, our gross margins may deteriorate.

Our inability to continue to attract and retain key personnel may hinder our product development programs. Our future success depends upon the continued service of numerous key engineering, manufacturing, marketing, sales and executive personnel. If we are not able to continue to attract, retain and motivate qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be otherwise materially adversely affected.

Our inability to effectively implement new modules of our enterprise resource planning system could have a material adverse effect on us.    In November 2003, we restarted the implementation of the sales and distribution modules of the enterprise resource planning (ERP) system that we initially began implementing in early 2002 and postponed from September 2002 to November 2003 as part of our cost-cutting initiatives. The ERP system is intended to provide an integrated information system to serve all of AMD. We are heavily dependent on the proper function of our internal systems to conduct our business. System failure or malfunctioning may result in disruption of operations and the inability to process transactions. If we encounter unforeseen problems with regard to system operations or these additional module implementations, we could be materially adversely affected. In addition, if the semiconductor industry does not continue to improve in accordance with our expectations or undergoes another downturn or if demand for our products is lower than our expectations, we may again postpone implementation of these modules.

We rely on third parties to provide supply-chain logistics functions, including physical distribution of our products, and some information technology services.    We rely on a third-party provider to deliver our products to our customers and to distribute materials for Fab 25 and the SDC. In addition, we rely on a third-party provider in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers is governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for Fab 25 and the SDC may be adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which may have a material adverse effect on our business, results of operations and financial condition.

In addition, we decided to co-source these functions to third parties primarily to lower our operating expenses and create a more variable cost structure for the company. However, if the costs related to administration, communication and coordination of these third-party providers are greater than we expect, then we will not realize our anticipated cost savings.

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

Uncertainties involving the ordering, and shipment of, and payment for our products could materially adversely affect us.    Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory. While we believe inventories in the supply chain are currently at reasonable levels, market conditions are uncertain and these and other factors could materially adversely affect our revenues.

Our price-protection obligations and return rights under specific provisions in our agreements with distributors may adversely affect us.    Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally allow for the return of our products. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. The price protection and return rights we offer to our distributors could materially adversely affect us if distributors exercise these rights as a result of an unexpected significant decline in the price of our products or otherwise.

If we cannot adequately protect our technology or other intellectual property, in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.    We may not be able to adequately protect our technology or other intellectual property, in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property on a worldwide basis.

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

Failure to comply with any applicable environmental regulations could result in a range of consequences including fines, suspension of production, alteration of manufacturing process, sales limitations, and criminal and civil liabilities.    Existing or future regulations could require us or FASL LLC to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur other expenses associated with compliance with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Future litigation proceedings may materially affect us.    From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain.

Any claim that is successfully asserted against us may cause us to pay substantial damages. In addition, future litigation may result in injunctions against future product sales. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Our corporate headquarters in California and FASL LLC’s manufacturing facilities in Japan are located in earthquake zones and these operations could be interrupted in the event of an earthquake.    Our corporate headquarters are located near major earthquake fault lines in California and FASL LLC’s wafer fabrication facilities are located near major earthquake fault lines in Japan. In the event of a major earthquake, we and FASL LLC could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

The conversion of our outstanding 4.50% Notes could have a significant negative impact on our earnings per share and the market price of our common stock.    On November 25, 2002, we sold $402.5 million of our 4.50% Notes in a registered offering. The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of our common stock, for an aggregate potential issuance of approximately 54 million additional shares. On March 1, 2004, the closing price of our common stock, as reported on the New York Stock Exchange was $14.89. If the holders of our 4.50% Notes elect to convert all or some of their notes into common stock, our existing stockholders could experience significant dilution.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 28, 2003, substantially all of our investments in our portfolio were short-term investments and consisted primarily of bank notes, short-term corporate notes, short-term money market auction rate preferred stocks and short-term federal agency notes.

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

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2003 and comparable fair values as of December 29, 2002:

	2004	2005	2006	2007	2008	Thereafter	Total	2003 Fair value	2002 Fair value

	(Dollars in Thousands)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$256,558	$—	$—	$—	$—	$—	$256,558	$256,515	$14,276
Weighted-average rate	1.05%	—	—	—	—	—
Variable rate amounts	$575,614	—	—	—	—	—	$575,614	$576,204	$109,076
Weighted-average rate	1.01%	—	—	—	—	—
Short-term investments:
Fixed rate amounts	$18,331	$8,387	$—	$—	$—	$—	$26,718	$26,703	$336,494
Weighted-average rate	2.41%	2.38%	—	—	—	—
Variable rate amounts	$100,774	—	—	—	—	—	$100,774	$100,860	$272,463
Weighted-average rate	1.30%	—	—	—	—	—
Long-term investments:
Equity investments	$—	$—	$—	$—	$—	$7,765	$7,765	$16,845	$7,885
Fixed rate amounts	$12,100	—	—	—	—	—	$12,100	$12,163	$12,554
Weighted-average rate	1.30%	—	—	—	—	—

Total Investment Portfolio	$963,377	$8,387	$—	$—	$—	$7,765	$979,529	$989,290	$752,748

Debt Obligations
Debt—fixed rate amounts	$—	$—	$—	$402,500	$—	$500,000	$902,500	$902,500	$902,500
Weighted-average rate	—	—	—	4.50%	—	4.75%	4.64%	4.64%	—
Debt—variable rate amounts	$109,586	$418,040	$383,270	$33,586	$—	$—	$944,482	$944,482	$697,234
Weighted-average rate	3.53%	4.90%	4.86%	0.98%	—	—	4.60%	4.60%	—
Notes payable to banks	$—	$—	$—	$—	$—	$—	$—	$—	$913
Weighted-average rate	—	—	—	—	—	—	—	—	—
Capital leases	$83,680	$84,022	$74,228	$3,899	$129	$—	$245,958	$244,641	$37,229
Weighted-average rate	5.40%	5.15%	4.89%	9.59%	3.90%	—	5.50%	5.50%	—

Total Debt Obligations	$193,266	$502,062	$457,498	$439,985	$129	$500,000	$2,092,940	$2,091,623	$1,637,876

Foreign Exchange Risk.    We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures in our foreign sales subsidiaries and AMD Saxony and for foreign currency denominated fixed-asset purchase commitments. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. Our accounting policy for these instruments is based on our designation of such instruments as hedges of underlying exposure to variability in cash flows. We do not use these contracts for speculative or trading purposes.

We had an aggregate of $421 million (notional amount) of short-term foreign currency forward contracts and purchased call option contracts denominated in Japanese yen and European Union euro outstanding as of December 28, 2003.

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 28, 2003 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign currency forward and option contracts as of December 28, 2003 and December 29, 2002. All of our foreign currency forward contracts and option contracts mature within the next 12 months.

	2003			2002
	Notional amount	Average contract rate	Estimated fair value	Notional amount	Average contract rate	Estimated fair value

	(Thousands except contract rates)
Foreign currency forward contracts:
Japanese yen	$—	—	$—	$30,394	123.38	$872
European Union euro	199,458	1.1398	17,616	224,267	0.9344	24,328

Foreign currency option contracts:
Japanese yen	58,260	115.00	4,605	29,600	125.00	1,326
European Union euro	163,400	1.1671	11,034	207,450	0.9430	20,064
	$421,118		$33,255	$491,711		$46,590

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Three Years Ended December 28, 2003

	2003	2002	2001

	(Thousands except per share amounts)
Net sales	$3,070,228	$2,697,029	$3,891,754
Net sales to related party (see Note 3)	448,940	—	—

Total net sales	3,519,168	2,697,029	3,891,754
Expenses:
Cost of sales	2,327,063	2,105,661	2,589,747
Research and development	852,075	816,114	650,930
Marketing, general and administrative	587,307	670,065	620,030
Restructuring and other special charges, net	(13,893)	330,575	89,305

	3,752,552	3,922,415	3,950,012

Operating loss	(233,384)	(1,225,386)	(58,258)
Interest income and other, net	21,116	32,132	25,695
Interest expense	(109,960)	(71,349)	(61,360)

Loss before minority interest, income taxes, and equity in net income of Manufacturing Joint Venture	(322,228)	(1,264,603)	(93,923)
Minority interest in loss of subsidiary	44,761	—	—

Loss before income taxes and equity in net income of Manufacturing Joint Venture	(277,467)	(1,264,603)	(93,923)
Provision (benefit) for income taxes	2,936	44,586	(14,463)

Loss before equity in net income of Manufacturing Joint Venture	(280,403)	(1,309,189)	(79,460)
Equity in net income of Manufacturing Joint Venture	5,913	6,177	18,879

Net loss	(274,490)	$(1,303,012)	$(60,581)

Net loss per common share:
Basic	$(0.79)	$(3.81)	$(0.18)

Diluted	$(0.79)	$(3.81)	$(0.18)

Shares used in per share calculations:
Basic	346,934	342,334	332,407
Diluted	346,934	342,334	332,407

See accompanying notes

Consolidated Balance Sheets

	December 28, 2003	December 29, 2002

	(Thousands except par value and share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$968,183	$289,839
Compensating balance	217,621	107,859
Short-term investments	127,563	608,957

Total cash and cash equivalents, compensating balance and short-term investments	1,313,367	1,006,655
Accounts receivable	442,217	414,734
Accounts receivable from related party (see Note 3)	187,898	—
Allowance for doubtful accounts	(20,658)	(18,906)

Total accounts receivable, net	609,457	395,828
Inventories:
Raw materials	42,925	22,741
Work-in-process	504,861	254,957
Finished goods	149,872	154,905

Total inventories	697,658	432,603
Deferred income taxes	102,651	91,137
Prepaid expenses and other current assets	177,145	184,592

Total current assets	2,900,278	2,110,815
Property, plant and equipment:
Land	61,002	34,443
Buildings and leasehold improvements	2,277,947	1,392,972
Equipment	7,581,241	5,256,502
Construction in progress	152,204	355,746

Total property, plant and equipment	10,072,394	7,039,663
Accumulated depreciation and amortization	(6,223,902)	(4,158,854)

Property, plant and equipment, net	3,848,492	2,880,809
Investment in Manufacturing Joint Venture	—	382,942
Other assets	345,575	335,752

Total assets	$7,094,345	$5,710,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$913
Accounts payable	460,271	352,438
Accounts payable to related party (see Note 3)	32,345	—
Accrued compensation and benefits	160,644	131,324
Accrued liabilities	327,122	435,657
Restructuring accruals, current portion	29,770	99,974
Income taxes payable	41,370	21,246
Deferred income on shipments to distributors	116,949	57,184
Current portion of long-term debt and capital lease obligations	193,266	71,348
Other current liabilities	90,533	89,428

Total current liabilities	1,452,270	1,259,512
Deferred income taxes	157,690	91,137
Long-term debt and capital lease obligations, less current portion	1,859,674	1,568,707
Long-term debt payable to related party (see Note 3)	40,000	—
Other long-term liabilities	428,761	323,697
Minority interest	717,640	—

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized in 2003 and 2002; shares issued: 357,119,809 in 2003 and 351,442,331 in 2002; shares outstanding: 350,252,591 in 2003 and 344,528,152 in 2002	3,502	3,445
Capital in excess of par value	2,051,254	2,014,464
Treasury stock, at cost (6,867,218 shares in 2003 and 6,914,179 shares in 2002)	(92,421)	(93,217)
Retained earnings	217,891	492,668
Accumulated other comprehensive income	258,084	49,905

Total stockholders’ equity	2,438,310	2,467,265
Total liabilities and stockholders’ equity	$7,094,345	$5,710,318

See accompanying notes

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 28, 2003

	Common Stock		Capital in excess of par value	Treasury Stock	Retained Earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Number of shares	Amount

	(Thousands)
December 31, 2000	314,137	$3,141	$1,419,451	$(13,161)	$1,856,261	$(94,025)	$3,171,667

Comprehensive loss:
Net loss	—	—	—	—	(60,581)	—	(60,581)
Other comprehensive loss:
Net unrealized losses on investments, net of taxes of $5,166	—	—	—	—	—	(9,655)	(9,655)
Plus: Reclassification adjustment for losses included in earnings	—	—	—	—	—	1,583	1,583
Net change in cumulative translation adjustments	—	—	—	—	—	(27,751)	(27,751)
Net unrealized losses on cash flow hedges	—	—	—	—	—	(3,399)	(3,399)

Total other comprehensive loss							(39,222)

Total comprehensive loss							(99,803)

Issuance of shares:
Employee stock plans	4,734	47	47,147	(3,118)	—	—	44,076
Conversion of 6% Subordinated Notes	27,943	280	509,310	—	—	—	509,590
Common stock repurchases	(6,311)	(63)	—	(77,157)	—	—	(77,220)
Premium from put options issued in Company stock	—	—	2,153	—	—	—	2,153
Compensation recognized under employee stock plans	—	—	4,592	—	—	—	4,592

December 30, 2001	340,503	3,405	1,982,653	(93,436)	1,795,680	(133,247)	3,555,055

Comprehensive loss:
Net loss	—	—	—	—	(1,303,012)	—	(1,303,012)
Other comprehensive income:
Net unrealized gains on investments, net of taxes of $1,397	—	—	—	—	—	2,415	2,415
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($3,086)	—	—	—	—	—	(5,334)	(5,334)
Net change in cumulative translation adjustments	—	—	—	—	—	153,593	153,593
Net unrealized gains on cash flow hedges, net of taxes of $33,700	—	—	—	—	—	62,504	62,504
Less: reclassification adjustment for gains included in earnings, net of taxes of ($16,189)	—	—	—	—	—	(30,026)	(30,026)

Total other comprehensive income							183,152

Total comprehensive loss							(1,119,860)

Issuance of shares:
Employee stock plans	4,025	40	28,920	219	—	—	29,179
Compensation recognized under employee stock plans	—	—	2,891	—	—	—	2,891

December 29, 2002	344,528	3,445	2,014,464	(93,217)	492,668	49,905	2,467,265

Comprehensive loss:
Net loss	—	—	—	—	(274,490)	—	(274,490)
Other comprehensive income:
Net unrealized gains on investments, net of taxes of $3,692	—	—	—	—	—	7,723	7,723
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($1,371)	—	—	—	—	—	(3,736)	(3,736)
Net change in cumulative translation adjustments	—	—	—	—	—	219,123	219,123
Net change in unrealized gains on cash flow hedges, net of taxes of $(5,088)	—	—	—	—	—	(11,057)	(11,057)
Net change in minimum pension liability	—	—	—	—	—	(3,874)	(3,874)

Total other comprehensive income							208,179

Total comprehensive loss							(66,311)

Issuance of shares:
Employee stock plans	5,724	57	34,870	796	(287)	—	35,436
Compensation recognized under employee stock plans	—	—	1,920	—	—	—	1,920

December 28, 2003	350,252	$3,502	$2,051,254	$(92,421)	$217,891	$258,084	$2,438,310

See accompanying notes

Consolidated Statements of Cash Flows

	Three Years Ended December 28, 2003

	2003	2002	2001

	(Thousands)
Cash flows from operating activities:
Net loss	$(274,490)	$(1,303,012)	$(60,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Minority interest in loss of subsidiary	(44,761)	—	—
Depreciation	955,560	739,608	601,673
Amortization	40,103	16,561	21,194
Provision for doubtful accounts	1,831	1,456	9,791
Other than temporary impairment of equity investments	2,339	4,654	27,164
Provision (benefit) for deferred income taxes	2,971	35,427	(36,052)
Restructuring and other special charges, net	(9,994)	311,250	81,768
Foreign grant and subsidy income	(75,302)	(59,324)	(61,843)
Gain from partial sale of net assets to FASL LLC (see Note 3)	(5,681)	—	—
Net loss on equipment sale and lease back transaction (see Note 7)	16,088	—	—
Net loss on disposal of property, plant and equipment	3,862	11,930	22,371
Net loss (gain) realized on sale of available-for-sale securities	(3,736)	(5,334)	1,565
Compensation recognized under employee stock plans	1,920	2,891	4,592
Undistributed income of joint venture	(5,913)	(6,177)	(18,879)
Recognition of deferred gain on sale of building	(1,681)	(1,681)	(1,681)
Tax expense allocated to minority interest	(1,766)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,090	259,505	(122,174)
Increase in accounts receivable from related party	(187,898)	—	—
Increase in inventories	(77,426)	(51,975)	(36,975)
Decrease (increase) in prepaid expenses	70,247	(31,848)	28,560
Increase in other assets	(12,614)	(100,221)	(88,775)
Decrease (increase) in tax refund receivable	(6,555)	63,384	(33,716)
Increase (decrease) in tax payable	19,882	(34,988)	(18,572)
Refund of customer deposits under LT purchase agreements	(26,500)	(39,000)	(39,000)
Net (decrease) increase in payables and accrued liabilities	(156,335)	66,931	(112,785)
Increase in accounts payable to related party	32,345	—	—

Net cash provided by (used in) operating activities	295,586	(119,963)	167,645

Cash flows from investing activities:
Purchases of property, plant and equipment	(570,316)	(705,147)	(678,865)
Net cash acquired from formation and consolidation of FASL LLC	147,616	—	—
Proceeds from sale of property, plant and equipment	29,939	8,618	1,737
Acquisitions, net of cash acquired	(6,265)	(26,509)	—
Purchases of available-for-sale securities	(1,029,884)	(4,465,252)	(4,130,769)
Proceeds from sale and maturity of available-for-sale securities	1,512,093	4,333,901	4,376,732
Investment in joint venture	—	—	(122,356)

Net cash provided by (used in) investing activities	83,183	(854,389)	(553,521)

Cash flows from financing activities:
Proceeds from notes payable to banks	7,350	121,251	63,363
Proceeds from borrowings, net of issuance costs	—	1,006,027	308,457
Proceeds from borrowings from related party (see Note 3)	40,000	—	—
Payments on debt and capital lease obligations	(140,933)	(324,744)	(137,104)
Proceeds from foreign grants and subsidies	155,349	75,727	37,510
Proceeds from sale leaseback transactions	244,647	—	—
Increase in compensating balance	(74,447)	—	(90,821)
Proceeds from issuance of stock	35,436	29,179	36,706
Repurchase of common stock	—	—	(77,220)

Net cash provided by financing activities	267,402	907,440	140,891

Effect of exchange rate changes on cash and cash equivalents	32,173	22,884	(12,605)
Net increase (decrease) in cash and cash equivalents	678,344	(44,028)	(257,590)

Cash and cash equivalents at beginning of year	289,839	333,867	591,457

Cash and cash equivalents at end of year	968,183	$289,839	$333,867

See accompanying notes

Consolidated Statements of Cash Flows—(Continued)

	Three Years Ended December 28, 2003

	2003	2002	2001

	(Thousands)
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest, net of amounts capitalized	$81,303	$45,246	$52,749
Income taxes	$(7,309)	$(14,853)	$68,220

Non-cash financing activities:
Debt converted to common stock	$—	$—	$509,590

Equipment sale leaseback transaction	$273,131	$—	$—

Equipment capital leases	$12,157	$—	$24,255

Non-cash investing activities:
Equipment purchased through acquisition	$2,932	$—	$—
Formation and consolidation of FASL LLC (see Note 3):
Total non-cash net assets from Manufacturing Joint Venture	$768,000	$—	$—
Total non-cash net assets from Fujitsu	$154,000	$—	$—
Contribution of investment in Manufacturing Joint Venture	$390,069	$—	$—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2003, December 29, 2002 and December 30, 2001

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a semiconductor manufacturer with manufacturing facilities in the United States, Europe, and Asia and sales offices throughout the world. The Company includes FASL LLC and its subsidiaries. The Company designs, manufactures and markets industry-standard digital integrated circuits, or ICs, that are used in many diverse product applications such as desktop and mobile personal computers, workstations, servers, communications equipment and automotive and consumer electronics. The Company’s products include microprocessors, Flash memory devices and Personal Connectivity Solutions products.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2003, 2002 and 2001 were 52-week years, which ended on December 28, December 29 and December 30, respectively.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its majority and wholly owned subsidiaries (see Note 3 FASL LLC). Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by a third party in the operating results and financial position of the Company’s majority owned subsidiary, FASL LLC, are reported as “minority interest.” Also, included in the financial statements, under the equity method of accounting, are the Company’s percentage equity share of certain investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Reclassification.    Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, impairment of long-lived assets, restructuring charges, deferred income taxes and commitments and contingencies.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of the Company’s products in the event the agreement with the distributor is terminated and the distributor’s products have not been sold. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors. The Company also sells its products to distributors with substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. Shipping and handling costs associated with product sales are included in cost of sales.

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Generally inventories on hand in excess of forecasted demand for six months or less are not valued. Obsolete inventories are written off.

Impairment of Long-lived Assets.    For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Restructuring Charges.    The Company accounted for restructuring charges in accordance with EITF 94-3 for exit and disposal activities as they were initiated prior to December 30, 2002. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue NO. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003, and the adoption did not have a material impact on the Company’s operating results.

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions, that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government cleanup activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Investments.    The Company classifies its marketable debt and equity securities at the date of acquisition as either held to maturity or available for sale.

Substantially all of the Company’s marketable debt and equity securities are classified as available-for-sale. These securities are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

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

Derivative Financial Instruments.    The Company has foreign currency intercompany transactions denominated in yen and euros. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted yen and euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income (loss) and subsequently recognized in operations in the same period the hedged forecasted transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized in operations, offsets the gain or loss on the hedged foreign currency assets, liabilities or firm commitments. As of December 28, 2003, the Company expects to reclassify the amount accumulated in other comprehensive income (loss) to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. Under this method, the Company includes the time value portion of the change in value of the currency forward contract in its effectiveness assessment. Any ineffective portions of the hedges are recognized currently in interest income and other, net.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income (loss) will be reclassified into operations as a component of interest income and other, net.

Premiums paid for foreign currency forward and option contracts are immediately charged to operations.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, except for assets deemed to have been sold as part of the FASL LLC transaction (see Note 3). Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: machinery and equipment, two to five years; buildings and building improvements, up to 26 years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

Treasury Stock.    The Company accounts for treasury stock acquisitions using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to Paid in Capital. If the reissuance price is less than the cost, the difference is also recorded to Paid in Capital to the extent there is a cumulative treasury stock paid in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded to Retained Earnings.

Product Warranties.    The Company generally offers a three-year limited warranty to end users for certain of its boxed microprocessor products and a one-year limited warranty to direct purchasers for all other products. At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranties, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on historical experience. Remaining warranty accruals are evaluated periodically and are adjusted for changes in experience.

Foreign Currency Translation/Transactions.    The functional currency of the Company’s foreign subsidiaries, except AMD Saxony Limited Liability Company & Co. KG (AMD Saxony), AMD Fab 36 LLC & Co. KG, and FASL JAPAN, is the U.S. dollar. Translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in operations, except for AMD Saxony, AMD Fab 36 LLC & Co. KG, and FASL JAPAN. The functional currency of AMD Saxony Limited Liability Company & Co. KG and AMD Fab 36 LLC & Co. KG is the euro. The functional currency of FASL JAPAN is the yen. Adjustments resulting from translating the foreign currency financial statements of AMD Saxony, AMD Fab 36 LLC & Co. KG, and FASL JAPAN into the U.S. dollar are included as a separate component of accumulated other comprehensive income (loss). In addition, the gains or losses resulting from transactions denominated in currency other than the functional currencies are recorded in net income (loss). The aggregate exchange gain included in determining net income (loss) was $88 million in 2003 and $31 million in 2002. The aggregate exchange loss included in determining net income (loss) was $16 million in 2001.

Guarantees.    The Company accounts for guarantees in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized; however, this is limited to those guarantees issued or modified after December 31, 2002. The recognition of fair value is not required for certain guarantees such as the parent’s guarantee of a subsidiary’s debt to a third party or guarantees on product warranties. For those guarantees excluded from FIN 45’s fair value recognition provision, financial statement disclosures are made (see Note 12).

Foreign Grants and Subsidies.    The Company receives investment grants and allowances as well as interest subsidies under a Subsidy Agreement with the Federal Republic of Germany and the State of Saxony in connection with the construction and facilitization of Fab 30 in Dresden, Germany. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other agreement conditions. Accordingly, amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. From time to time, the Company also applies subsidies for certain research and development projects. The research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements are met.

Advertising Expenses.    Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue. Advertising expenses for 2003, 2002 and 2001 were approximately $148 million, $199 million and $184 million, respectively.

Net Income (Loss) Per Common Share.    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Potential dilutive common shares include shares issuable upon the exercise of outstanding employee stock options and the conversion of outstanding convertible notes and debentures. As the Company incurred net losses for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Potential dilutive common shares of approximately 79.0 million, 27.4 million, and 14.4 million for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income (loss):

	2003	2002

	(Thousands)
Net unrealized gains on available-for-sale securities, net of taxes of $3,479 in 2003 and $1,250 in 2002	$6,139	$2,152
Net unrealized gains on cash flow hedges, net of taxes of $7,976 in 2003 and $17,511 in 2002	18,022	29,079
Minimum pension liability	(3,874)	—
Cumulative translation adjustments	237,797	18,674

	$258,084	$49,905

Stock-based Compensation and Employee Stock Plans.    The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflects the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Note 10 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123. Following is the pro forma effect on net income (loss) and net income (loss) per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	2003	2002	2001

	(Thousands except per share amounts)
Net income (loss)—as reported	$(274,490)	$(1,303,012)	$(60,581)
Plus: compensation expense recorded under APB 25	1,920	2,891	4,592
Less: SFAS 123 compensation expenses	(80,464)	(149,827)	(122,929)

Net income (loss)—pro forma	$(353,034)	$(1,449,948)	$(178,918)

Basic net income (loss) per share—as reported	$(0.79)	$(3.81)	$(0.18)
Diluted net income (loss) per share—as reported	$(0.79)	$(3.81)	$(0.18)
Basic net income (loss) per share—pro forma	$(1.02)	$(4.24)	$(0.54)
Diluted net income (loss) per share—pro forma	$(1.02)	$(4.24)	$(0.54)

New Accounting Pronouncements.    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

NOTE 3:    FASL LLC

The Company and Fujitsu Limited formed FASL LLC effective June 30, 2003. FASL LLC is headquartered in Sunnyvale, California, and its manufacturing, research and assembly operations are in the United States and Asia. As the Company has a 60 percent controlling equity interest in FASL LLC, it began consolidating the results of FASL LLC’s operations on June 30, 2003, the effective date of the transaction. The Company is accounting for the FASL LLC transaction as a partial step acquisition and purchase business combination under the provision for SFAS 141, Business Combinations, and EITF Consensus No. 01-02, Interpretations of APB Opinion No. 29, [Accounting for Nonmonetary Transactions].

As part of the formation of FASL LLC, both the Company and Fujitsu contributed their respective investments in the former Manufacturing Joint Venture (formerly referred to as FASL) to the new venture. As a result of this transaction, the Company acquired an incremental 10.008 percent controlling interest in the net assets of the Manufacturing Joint Venture (the difference between the Company’s 60 percent ownership of these net assets after their contribution to FASL LLC and its previous 49.992 percent ownership in these same net assets prior to their contribution to FASL LLC). Accordingly, the Company recorded its acquired incremental 10.008 percent interest in the Manufacturing Joint Venture’s contributed net assets based on the assets’ fair value on the effective date of the transaction. The remaining 89.992 percent interest in the Manufacturing Joint Venture’s net assets was recorded at historical carrying value.

The Company also contributed its Flash memory inventory, its manufacturing facility located in Austin, Texas (Fab 25), its Flash memory research and development facility in Sunnyvale, California, and its Flash memory assembly and test operations in Thailand, Malaysia and China to FASL LLC. The Company recorded its continuing 60 percent interest in these net assets at their historical carrying values. The remaining 40 percent interest in these net assets was treated as being sold to Fujitsu and, accordingly, 40 percent of the carrying values of these net assets were adjusted to and recorded based on the net assets’ fair value on the effective date of the transaction. During the fourth quarter of 2003, the Company completed its determination of the fair value of the assets and liabilities of FASL LLC. The excess of the fair value of the net assets treated as sold over their historical carrying value was approximately $57 million. However, the gain of approximately six million dollars recognized by the Company and recorded in interest income and other, net, was limited to the excess of the fair value of the consideration received by the Company in the form of the Company’s 60 percent equity interest in Fujitsu’s contributions and the incremental 10.008 percent interest in the former Manufacturing Joint Venture’s net assets less direct costs of the transaction, over the 40 percent interest in the book value of the net assets contributed by the Company to FASL LLC.

Fujitsu also contributed its Flash memory division to FASL LLC, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia. The Company is deemed to have acquired a 60 percent interest in the net assets contributed by Fujitsu and, accordingly, 60 percent of the carrying values of these net assets were recorded based on the net assets’ fair value. The remaining 40 percent interest in these net assets was recorded at historical carrying value.

As part of the transaction, the Company and Fujitsu entered into various service contracts with FASL LLC. The Company will continue to provide, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to FASL LLC. Under these contracts, Fujitsu will provide, among other things, certain information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to FASL LLC’s manufacturing facilities in Japan. Fees earned by the Company and incurred by FASL LLC for these services are eliminated in consolidation.

The Company also loaned FASL LLC $120 million pursuant to a promissory note. The note has a term of three years and bears interest at LIBOR plus four percent but is eliminated in the Company’s financial statements upon consolidation of FASL LLC. Fujitsu also loaned FASL LLC $40 million pursuant to a promissory note. The note has a term of three years and is repayable in four equal payments, including interest, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The note bears interest at LIBOR plus four percent (5.14 percent at December 28, 2003) to be repaid quarterly.

The following table summarizes the final purchase price allocation to the assets and liabilities of FASL LLC at June 30, 2003, the effective date of the transaction, including the fair values of the assets and liabilities attributable to the Manufacturing Joint Venture, the Company’s contributions and Fujitsu’s contributions. Upon consolidation, all amounts pertaining to Fujitsu’s interest in FASL LLC are reported as minority interest on the accompanying financial statements. Management considered a number of factors, including independent appraisals and valuations, in determining the final purchase price allocation.

	Manufacturing Joint Venture	AMD’s Contributions	Fujitsu’s Contributions	Total

	(Dollars in millions)
Cash	$—	$122	$189	$311
Inventory	55	220	128	403
Fixed assets	963	1,017	33	2,013
Intangible assets	46	24	1	71
Debt and capital lease obligations	(148)	(609)	(40)	(797)
Other assets (liabilities), net	(100)	(2)	(1)	(103)

Fair value of net assets exchanged/acquired on acquisition date	816	772	310	1,898

Percent of fair value recorded in the purchase business combination	10.008%	40%	60%

Fair value recorded	$82	$309	$186	$577

Net book value of contributions on acquisition date	762	629	293	1,684

Percent of book value recorded in the purchase business combination	89.992%	60%	40%

Historical carrying value recorded	$686	$377	$117	$1,180

Initial purchase combination basis of net assets acquired	$768	$686	$303	$1,757

The intangible assets recorded consist of the estimated fair value of the manufacturing and product distribution contracts between FASL LLC and the Company and FASL LLC and Fujitsu, which are determined to have an estimated useful life of four years, as well as the estimated fair value of the assembled work force, which is reflected as goodwill. No value was assigned to in-process research and development because the Company and Fujitsu performed all research and development activities for the Manufacturing Joint Venture, and the Company and Fujitsu did not convey in-process technology rights to FASL LLC. Additionally, FASL LLC pays intellectual property royalties to the Company and Fujitsu for technological know-how used in its business operations at royalty rates deemed to approximate fair market values. No additional intangible assets were identified in connection with the transaction.

The following unaudited pro forma financial information includes the combined results of operations of the Company and the Manufacturing Joint Venture as though the Manufacturing Joint Venture had been consolidated by the Company at the beginning of the years ended December 28, 2003 and December 29, 2002. The historically reported operating results of the Manufacturing Joint Venture do not include Flash memory sales and related operating expenses recorded by Fujitsu’s former Flash memory operations in periods preceeding June 30, 2003 because the information is not available to the Company. Depreciation and amortization expenses were estimated for the unaudited pro forma periods based on the amounts at which fixed and intangible assets were recorded at the acquisition date. Unaudited pro forma interest income and expense are not material and are not included in the unaudited pro forma financial information. On an unaudited pro forma basis, had the transaction occurred at the beginning of fiscal 2003, revenue, net loss and net loss per share for 2003 would have been $3,741 million, $278 million and $0.80. On an unaudited pro forma basis, had the transaction occurred at the beginning of 2002, revenue, net loss and net loss per share for 2002 would have been $3,117 million, $1,290 million, and $3.77. These unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the transaction had been completed at the beginning of the periods indicated. The unaudited pro forma results are not necessarily indicative of future operating results.

In addition, the Manufacturing Joint Venture provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. These plans continue to be administered by Fujitsu and cover FASL JAPAN’s employees formerly assigned from Fujitsu and employees hired directly by FASL JAPAN. A full actuarial valuation has not been completed for the specific portion of the plans that relate to FASL JAPAN’s employees. As a result, the Company estimated FASL LLC’s proportionate allocation of pension obligations, pension assets and elements of pension expense based on information provided by actuaries to determine the amounts to be recorded on its consolidated financial statements. For the six month period ended December 28, 2003, since the inception of FASL LLC, the Company recorded an estimated pension cost of approximately $7 million and has recorded an estimated pension benefit obligation liability of approximately $26 million. As of December 28, 2003, the estimated projected benefit obligations under the plan related to FASL JAPAN’s employees was approximately $35 million and the estimated total pension plan assets were approximately $4 million. Although the Company believes that the estimates and assumptions used are reasonable, the actual amounts recorded could vary when a full actuarial valuation is completed as of Fujitsu’s fiscal year ending March 31, 2004. However, the Company does not expect that any such difference will have a material impact on its consolidated financial statements.

The following tables present the significant related party transactions and account balances between the Company and the Manufacturing Joint Venture for the periods in which the former investment was accounted for under the equity method (through June 29, 2003):

	Six months ended June 29, 2003	Year ended 2002	Year ended 2001

	(Thousands)
Royalty income from Manufacturing Joint Venture	$24,611	$38,488	$44,342
Purchases from Manufacturing Joint Venture	356,595	443,209	509,642
Sales to Manufacturing Joint Venture	222,570	25,780	—

December 29, 2002

(Thousands)
Royalty receivable from Manufacturing Joint Venture	$11,551
Accounts receivable from Manufacturing Joint Venture	96,814
Accounts payable from Manufacturing Joint Venture	108,890

The following is condensed unaudited financial data for the Manufacturing Joint Venture for periods through June 29, 2003:

	Six months ended June 29, 2003	Year ended 2002	Year ended 2001

	(Thousands)
Net sales	$565,037	$854,199	$978,059
Gross profit (loss)	(12,955)	66,798	165,115
Operating income (loss)	(14,958)	63,099	160,298
Net income (loss)	(9,618)	5,051	34,924

December 29, 2002

(Thousands)
Current assets	$287,050
Non-current assets	1,056,107
Current liabilities	549,015

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

As a result of the FASL LLC transaction, Fujitsu became a related party of the Company effective June 30, 2003. The following tables present the significant transactions and account balances between the Company and Fujitsu from June 30, 2003 to December 28, 2003 and balances receivable from or payable to Fujitsu at December 28, 2003:

From June 30, 2003 to December 28, 2003

(Thousands)
Sales to Fujitsu	$448,940
Royalty expenses to Fujitsu	8,672
Distributor commission to Fujitsu	29,706
Service fees to Fujitsu	21,261

December 28, 2003

(Thousands)
Accounts receivable from Fujitsu	$187,898
Accounts payable to Fujitsu	32,345

The royalty expense to Fujitsu represents the payments from FASL LLC for its use of Fujitsu’s intellectual property. The commission expense to Fujitsu represents the compensation that FASL LLC pays to Fujitsu for being a distributor of Spansion™ Flash memory products.

The Company’s transactions with Fujitsu are based on terms that are consistent with those of similar arms-length transactions executed with third parties.

NOTE 4:    Financial Instruments

Available-for-sale securities held by the Company as of December 28, 2003 and December 29, 2002 are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value

	(Thousands)
2003
Cash equivalents:
Time deposits	$240,340	$—	$(7)	$240,333
Federal agency notes	16,218	—	(36)	16,182
Money market funds	575,614	590	—	576,204

Total cash equivalents	$832,172	$590	$(43)	$832,719

Short-term investments:
Bank notes	$2,728	$246	$—	$2,974
Corporate notes	8,516	—	(334)	8,182
Money market auction rate preferred stocks	100,774	86	—	100,860
Federal agency notes	15,474	73	—	15,547

Total short-term investments	$127,492	$405	$(334)	$127,563

Long-term investments:
Equity investments	$7,765	$9,080	$—	$16,845

Total Long-term investments	$7,765	$9,080	$—	$16,845

Grand Total	$967,429	$10,075	$(377)	$977,127

2002
Cash equivalents:
Commercial paper	$12,465	$8	$—	$12,473
Federal agency notes	1,800	—	—	1,800
Money market funds	108,908	171	—	109,079

Total cash equivalents	$123,173	$179	$—	$123,352

Short-term investments:
Bank notes	$13,326	$313	$—	$13,639
Corporate notes	95,933	976	(129)	96,780
Money market auction rate preferred stocks	268,071	171	—	268,242
Federal agency notes	226,192	2,016	—	228,208
Municipal bonds	2,080	8	—	2,088

Total short-term investments	$605,602	$3,484	$(129)	$608,957

Long-term investments:
Equity investments	$8,023	$988	$(1,126)	$7,885

Total Long-term investments	$8,023	$988	$(1,126)	$7,885

Grand Total	$736,798	$4,651	$(1,255)	$740,194

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable securities at December 28, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company does not have any available-for-sale marketable securities with maturities greater than five years from December 28, 2003.

	Amortized Cost	Estimated Fair Value

	(thousands)
Due in one year or less	$119,105	$119,191
Due after one year through five years	8,387	8,372

Total	$127,492	$127,563

The Company realized net gains from the sale of available-for-sale securities of $3.7 million and $5.3 million in 2003 and 2002, and net losses of $1.6 million in 2001.

At December 28, 2003 and December 29, 2002, the Company had approximately $12 million and $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that are included in other assets. The fair market value of these investments approximates their cost at December 28, 2003 and December 29, 2002.

The compensating balance of $218 million at December 28, 2003 represents the minimum cash balance that AMD Saxony must maintain pursuant to the terms of the Dresden Loan Agreements (see Notes 7 and 12).

Included in other current assets is $22 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans (see Notes 7 and 12) over the next four quarters.

Fair Value of Other Financial Instruments.    The Company estimates the fair value of its debt instruments using a discounted cash flow analysis based on estimated interest rates for similar types of currently available instruments with similar remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2003		2002

	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value

	(Thousands)
Notes payable to banks	$—	$—	$913	$913

Long-term debt and capital leases:
Capital leases	245,958	244,641	40,321	37,229
Long-term debt (excluding capital leases)	1,846,982	1,846,982	1,599,734	1,599,734

Total long-term debt and capital leases	2,092,940	2,091,623	1,640,055	1,636,963
Less: current portion	193,266	192,725	71,348	70,192

Total long-term debt and capital leases, less current portion	$1,899,674	$1,898,898	$1,568,707	$1,566,771

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

The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated AI, PI or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from one of the Company’s customers accounted for approximately 31 percent of total consolidated accounts receivable balance. However, the Company does not think the receivable balance from this customer represents a credit risk based on past collection experience. The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or parental guarantees and advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties, or approximately $33 million, at December 28, 2003.

NOTE 6:    Income Taxes

The provision (benefit) for income taxes consists of:

	2003	2002	2001

	(Thousands)
U.S. Federal	$(20,288)	$—	$—
U.S. State and Local	—	—	(6)
Foreign National and Local	20,253	9,159	21,595
Total	(35)	9,159	21,589

Deferred:
U.S. Federal	7,090	9,757	(30,192)
U.S. State and Local	—	24,602	(7,321)
Foreign National and Local	(4,119)	1,068	1,461

Total	2,971	35,427	(36,052)

Provision (benefit) for income taxes	$2,936	$44,586	$(14,463)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2003 and December 29, 2002 are as follows:

	2003	2002

	(Thousands)
Deferred tax assets:
Net operating loss carryforward	$393,076	$307,802
Deferred distributor income	36,513	19,774
Inventory valuation	75,979	85,173
Accrued expenses not currently deductible	108,773	110,758
Investments	34,958	43,805
Federal and state tax credit carryforward	269,462	135,398
Other	68,949	89,777

Total deferred tax assets	987,710	792,487
Less: valuation allowance	(731,006)	(567,155)

	256,704	225,332

Deferred tax liabilities:
Depreciation	(212,326)	(128,612)
Capitalized Interest	(24,610)	(35,245)
Unremitted foreign earnings	(30,400)	(30,400)
Other	(42,561)	(31,075)

Total deferred tax liabilities	(309,897)	(225,332)

Net deferred tax assets (liabilities)	$(53,193)	$—

In 2003, the valuation allowance for deferred tax assets increased by $164 million to continue providing a valuation allowance against all of the Company’s net deferred tax assets in the United States. Approximately $33 million of the valuation allowance for deferred tax assets as of December 28, 2003 is for the stock option deduction arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. In 2002, the valuation allowance for deferred tax assets increased by $542 million to provide a valuation allowance against all of the Company’s net deferred tax assets. Pre-tax income from foreign operations was $120 million in 2003 after elimination of minority interest. Pre-tax loss from foreign operations was $17 million in 2002. Pre-tax income from foreign operations was $52 million in 2001.

As of December 28, 2003, the Company had federal and state net operating loss carry-forwards of approximately $1,070 million and $102 million, respectively. The Company also had federal and state tax credit carry-forwards of approximately $215 million and $83 million, respectively. The net operating loss and tax credit carry-forwards will expire at various dates beginning in 2006 through 2023, if not utilized.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate

	(Thousands except percent)
2003
Statutory federal income tax benefit	$(97,113)	(35.0)%
State taxes, net of federal benefit	—	—
Tax-exempt foreign sales corporation income	—	—
Foreign income at other than U.S. rates	(21,579)	(7.7)
Residual U.S. tax on previously reinvested earnings	—	—
Restructuring charges at other than U.S. rates	—	—
Tax credits	—	—
Net operating losses not currently benefited	118,464	42.7
Other	3,164	1.1

	$2,936	1.1%

	Tax	Rate

	(Thousands except percent)
2002
Statutory federal income tax benefit	$(442,611)	(35.0)%
State taxes, net of federal benefit	24,602	1.9
Tax-exempt foreign sales corporation income	—	—
Residual U.S. tax on previously reinvested earnings	—	—
Restructuring charges at other than U.S. rates	—	—
Tax credits	—	—
Net operating losses not currently benefited	462,595	36.6
Other	—	—

	$44,586	3.5%

	Tax	Rate

	(Thousands except percent)
2001
Statutory federal income tax benefit	$(32,872)	(35.0)%
State taxes, net of federal benefit	(4,762)	(5.1)
Tax-exempt foreign sales corporation income	(2,394)	(2.5)
Residual U.S. tax on previously reinvested earnings	21,663	23.1
Restructuring charges at other than U.S. rates	11,082	11.8
Tax credits	(6,018)	(6.4)
Other	(1,162)	(1.3)

	$(14,463)	(15.4)%

The Company has made no provision for U.S. income taxes on approximately $430 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $126 million.

NOTE 7:    Debt

Notes Payable

On July 7, 2003, the Company amended and restated its 1999 Loan and Security Agreement with a consortium of banks led by a domestic financial institution (the July 2003 Loan Agreement). The Company further amended the July 2003 Loan Agreement on October 3, 2003. The July 2003 Loan Agreement currently provides for a secured revolving line of credit of up to $125 million that expires in July 2007. The Company can borrow, subject to amounts set aside by the lenders, up to 85 percent of its eligible accounts receivable from OEMs and 50 percent of its eligible accounts receivable from distributors. The Company has to comply, among other things, with the following financial covenants if net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

•	restrictions on its ability to pay cash dividends on its common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount

December 31, 2003	$1.25 billion
Last day of each calendar quarter in 2004	$1.425 billion
Last day of each calendar quarter in 2005	$1.85 billion
March 31, 2006 and on the last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount

Four fiscal quarters ending December 31, 2003	$400 million
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

As of December 28, 2003, net domestic cash, as defined, totaled $567 million and the preceding financial covenants were not applicable.

The Company’s obligations under the July 2003 Loan Agreement are secured by all of its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding FASL LLC’s accounts receivable, inventory and general intangibles. As of December 28, 2003, no amount was outstanding under the July 2003 Loan Agreement.

Interest rates on foreign and short-term domestic borrowings are negotiated at the time of borrowing.

Long-term Debt

The Company’s long-term debt and capital lease obligations for the years ended 2003 and 2002 consist of:

	2003	2002

	(Thousands)
4.75% Convertible Senior Debentures due 2022	$500,000	$500,000
4.50% Convertible Senior Notes due 2007	402,500	402,500
Term loan under the Dresden Loan Agreement with a weighted-average interest rate of 5.44 percent and principal payments due through December 2005, secured by the Fab 30 facility and equipment (see Note 12)	664,056	587,234
July 2003 FASL Term Loan	72,500	110,000
FASL JAPAN Term Loan	167,926	—
Fujitsu cash note (see Note 3)	40,000	—
Obligations under capital leases	245,958	40,321

	2,092,940	1,640,055
Less: current portion	193,266	71,348
Less: Fujitsu cash note	40,000	—

Long-term debt and capital lease obligations, less current portion	$1,859,674	$1,568,707

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, the Company issued $500 million of its 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on each of August 1, 2008, August 1, 2011 and August 1, 2016 to a rate per annum equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require the Company to repurchase all or a portion of the Company’s 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require the Company to repurchase the 4.75% Debentures in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into the Company’s common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of the Company’s common stock. Issuance costs incurred in the amount of approximately $14 million are being amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by the Company for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest at the Company’s option, provided that the Company may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of the Company’s common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as percentage of principal amount

Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

4.50% Convertible Senior Notes Due 2007

In November 2002, the Company sold $402.5 million of its 4.50% Convertible Senior Notes due December 1, 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by the Company at its option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that the Company may not redeem the 4.50% Notes unless the last reported sale price of its common stock is as least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as percentage of principal amount

Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of the Company’s common stock. Issuance costs incurred in the amount of approximately $12 million are being amortized ratably, over the term of the 4.50% Notes, as interest expense approximating the effective interest method.

Holders have the right to require the Company to repurchase all or a portion of its 4.50% Notes in the event that it undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

July 2003 FASL Term Loan

On July 11, 2003, the Company amended its September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.14 percent at December 28, 2003. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 28, 2003, $72.5 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by the Company (see Note 12) and 40 percent is guaranteed by Fujitsu. FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan.

The July 2003 FASL Term Loan Agreement restricts FASL LLC’s ability to pay cash dividends in respect of membership interests if its net domestic cash balance (as defined in the July 2003 FASL Term Loan) drops below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 to the end of 2005 and $100 million during 2006. FASL LLC must also comply with additional financial covenants if its net domestic cash balance declines below $130 million through the first quarter of 2004, $120 million from the second quarter of 2004 to the end of 2005, and $100 million during 2006. At any time that net domestic cash falls below these thresholds, FASL LLC must comply with, among other things, the following financial covenants:

•	maintain an adjusted tangible net worth (as defined in the July 2003 FASL Term Loan) of not less than $850 million;

•	achieve EBITDA according to the following schedule:

Period	Amount

For the six months ending December 2003	$75 million
For the nine months ending March 2004	$170 million
For the four quarters ending June 2004	$285 million
For the four quarters ending September 2004	$475 million
For the four quarters ending December 2004	$550 million
For the four quarters ending in 2005	$640 million
For the four quarters ending in 2006	$800 million

•	maintain a Fixed Charge Coverage Ratio (as defined in the July 2003 FASL Term Loan) according to the following schedule:

Period	Ratio

Fourth Fiscal Quarter of 2003	0.2 to 1.00
First Fiscal Quarter of 2004	0.25 to 1.00
Period ending June 2004	0.4 to 1.00
Period ending September 2004	0.8 to 1.00
Period ending December 2004	1.0 to 1.00
Full Fiscal Year 2005	1.0 to 1.00
Full Fiscal Year 2006	0.9 to 1.00

At December 28, 2003, FASL LLC’s net domestic cash totaled $208 million and the preceding financial covenants were not applicable.

FASL JAPAN Term Loan and Guarantee

As a result of the FASL LLC transaction, the Manufacturing Joint Venture’s third-party loans were refinanced from the proceeds of a term loan in the aggregate principal amount of 18 billion yen (approximately $168 million on December 28, 2003) entered into between FASL JAPAN and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and FASL JAPAN’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of December 28, 2003. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. FASL JAPAN’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu guaranteed 100 percent of the amounts outstanding under its facility. The Company has agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan (see Note 12). Under this loan agreement, FASL JAPAN is required to comply with the following financial covenants:

•	Ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	Maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen;

•	Maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount

Fiscal year 2003	$78 million
First fiscal quarter of 2004	$23 million
First and second fiscal quarters of 2004	$68 million
Fiscal year 2004	$214 million
Fiscal year 2005	$197 million
Fiscal year 2006	$182 million

•	Ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for FASL JAPAN’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage

First through fourth fiscal quarters of 2003	90%
First fiscal quarter of 2004	100%
Second fiscal quarter of 2004	110%
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of December 28, 2003, FASL JAPAN was in compliance with these financial covenants.

Capital Lease and Leaseback Transactions

On July 16, 2003, FASL JAPAN entered into a sale-leaseback transaction for certain equipment with a third-party financial institution in the amount of 12 billion yen (approximately $100 million on July 16, 2003) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $168 million. As the term on the leaseback transaction was more than 75 percent of the remaining estimated economic lives of the equipment, the Company is accounting for the transaction as a capital lease. The Company recognized an immediate loss of $16 million on the transaction due to the fact that the estimated fair market value of the equipment was less than its net book value at the time of the transaction. The Company also recorded a deferred loss of approximately $52 million which is being amortized over the term of the lease in proportion to the amortization of the underlying leased assets. The Company guaranteed 50 percent of the outstanding obligations under the lease arrangement (see Note 12). As of December 28, 2003, the outstanding lease obligation under this agreement were approximately $86 million. In addition, FASL LLC and its subsidiaries also entered into other capital lease and leaseback transactions during the third quarter of 2003, which resulted in additional capital lease obligations of $159 million as of December 28, 2003. Accordingly, as of December 28, 2003, FASL LLC had aggregate outstanding capital lease obligations of approximately $245 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment. The Company has guaranteed approximately $147 million of FASL LLC’s aggregate outstanding capital lease obligations as of December 28, 2003 (see Note 12).

The gross amount of assets recorded under capital leases totaled approximately $335 million and $109 million as of December 28, 2003 and December 29, 2002, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $83 million and $74 million as of December 28, 2003 and December 29, 2002.

For each of the next five years and beyond, the Company’s debt and capital lease payment obligations are:

	Long-term debt (Principal only)	Capital leases	Total

	(Thousands)
2004	$109,587	$94,102	$203,689
2005	418,039	90,048	508,087
2006	383,270	75,669	458,939
2007	436,086	3,939	440,025
2008	—	129	129
Beyond 2008	500,000	—	500,000

Total	1,846,982	263,887	2,110,869
Less: amount representing interest	—	17,929	17,929

Total at present value	$1,846,982	$245,958	$2,092,940

NOTE 8:    Interest Income and Other, Net & Interest Expense

Interest Income and Other, Net

	2003	2002	2001

	(Thousands)
Interest income	$19,702	$35,390	$56,424
Other income (loss), net	1,414	(3,258)	(30,729)

	$21,116	$32,132	$25,695

Other income (loss), net, in 2003, 2002, and 2001 consisted of charges for other than temporary declines in the value of the Company’s marketable debt and equity securities investments totaling approximately $2.3 million, $4.7 million and $27 million. In addition, interest income and other, net, in 2003 included a gain of approximately $6 million resulting from the partial sale of assets in connection with the formation of FASL LLC (see Note 3).

Interest Expense

	2003	2002	2001

	(Thousands)
Total interest charges	$111,433	$82,060	$68,403
Less: interest capitalized	(1,473)	(10,711)	(7,043)

Interest expense	$109,960	$71,349	$61,360

In 2003, interest expense consisted primarily of interest incurred under the Dresden Loan Agreements, interest on the Company’s 4.75% Debentures issued in January 2002 and 4.50% Notes issued in November 2002, interest on the July 2003 FASL Term Loan and interest on other FASL LLC’s long-term debt and capital lease obligations. In 2002, interest expense consisted primarily of interest incurred under the Dresden Loan Agreements and interest on the Company’s 4.75% Debentures issued in January 2002. In 2001, interest expense consisted primarily of interest incurred under the Dresden Loan Agreements and interest on the Company’s 6% Convertible Subordinated Notes due 2005 issued in May 1998, which were redeemed in May 2001. Interest capitalized is associated with conversion of Fab 25 to a Flash memory facility and facilitization activities at Fab 30.

NOTE 9:    Segment Reporting

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

Beginning in the third quarter of 2003, the Company changed its reportable segments to: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products.

The All Other category is not a reportable segment, but rather it includes other small operating segments (Personal Connectivity Solutions products, which include low power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that represent less than ten percent of the Company’s consolidated revenues and assets individually and in the aggregate. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, as FASL LLC did not exist prior to June 30, 2003, the Company’s results of operations for prior periods did not include the consolidation of FASL LLC’s operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 28, 2003 is not comparable to the reclassified segment information for all prior periods presented.

The following table is a summary of operating income (loss) by segment for 2003, 2002 and 2001.

	2003	2002	2001

	(Thousands)
Computation Products
Revenue	$1,959,759	$1,756,016	$2,465,576
Operating income (loss)	$(23,194)	$(660,596)	$(190,609)
Memory Products
Revenue	1,418,948	740,895	1,132,921
Operating income (loss)	(189,552)	(159,585)	267,817
All Other
Revenue	140,461	200,118	293,257
Operating income (loss)	(20,638)	(405,205)	(135,466)
Total AMD
Revenue	3,519,168	2,697,029	3,891,754
Operating income (loss)	(233,384)	(1,225,386)	(58,258)
Interest income and other, net	21,116	32,132	25,695
Interest expense	(109,960)	(71,349)	(61,360)
Minority interest in loss of subsidiary	44,761	—	—
Provision (benefit) for income taxes	2,936	44,586	(14,463)
Equity in net income of Manufacturing Joint Venture	5,913	6,177	18,879

Net loss	$(274,490)	$(1,303,012)	$(60,581)

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include both manufacturing and sales activities. The Company’s manufacturing subsidiaries are located in Germany, Japan, Malaysia, Thailand, Singapore and China. Its sales subsidiaries are located in Europe, Asia and Latin America.

The following table summarizes sales and long-lived assets by geographic areas as of and for each of the three years ended December 28, 2003:

	2003	2002	2001

	(Thousands)
Sales to external customers:
United States(1)	$720,679	$736,566	$1,282,663
Japan	575,479	251,673	217,667
Korea	316,893	339,740	279,898
Europe	1,179,474	945,836	1,492,428
Other Countries	726,643	423,214	619,098

	$3,519,168	$2,697,029	$3,891,754

Long-lived assets:
United States	$1,045,194	$1,020,914
Germany	1,530,687	1,552,486
Japan	974,473	1,922
Other Countries	298,138	305,487

	$3,848,492	$2,880,809

(1)	Includes insignificant amount of sales in Canada

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers comprising distributors and OEMs of computer and communications equipment. In 2003, net sales to one of the Company’s distributors was approximately $458 million, which accounted for approximately 13 percent of the Company’s consolidated net sales. The revenue from this customer was primarily attributable to the Computation Products segment. In 2003, net sales to another one of the Company’s distributors was approximately $463 million, which accounted for approximately 13 percent of the Company’s consolidated net sales. The revenue from this customer was primarily attributable to the Memory Products segment. No distributor accounted for ten percent or more of consolidated net sales in 2002 and 2001. No OEM customer accounted for more than ten percent of consolidated net sales in 2003, 2002 and 2001.

NOTE 10:    Stock-Based Incentive Compensation Plans

Stock Option Plans.    The Company has several stock option plans under which key employees have been granted incentive (ISOs) and nonqualified (NSOs) stock options to purchase the Company’s common stock. Compensation expense, if any, recorded upon the issuance of stock options, is computed using the intrinsic value method. Generally options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100% of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant.

On June 27, 2003, the Company filed a Tender Offer Statement with the SEC and made an offer, which was approved by the Company’s stockholders to exchange certain stock options to purchase shares of common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19 million shares of the Company’s common stock were tendered for exchange and cancelled on July 28, 2003 (see Note 17).

The following table summarizes stock option activity and related information for the fiscal years presented:

	2003		2002		2001

	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price

	(Shares in thousands)
Options:
Outstanding at beginning of year	60,408	$18.58	52,943	$20.44	43,852	$20.70
Granted	5,575	9.46	11,829	5.62	14,088	16.91
Canceled	(22,642)	27.69	(3,413)	20.34	(1,444)	25.31
Exercised	(2,372)	7.86	(951)	6.23	(3,553)	7.56

Outstanding at end of year	40,969	$12.92	60,408	$18.58	52,943	$20.44

Exercisable at end of year	28,624	$13.66	33,807	$19.55	22,465	$17.63
Available for grant at beginning of year	13,019		21,146		11,803

Available for grant at end of year	29,613		13,019		21,146

The following table summarizes information about options outstanding as of December 28, 2003:

	Options outstanding			Options exercisable

Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price

	(Shares in thousands)
$ 0.01 – $ 8.19	11,372	6.27	$6.62	6,697	$6.78
$ 8.22 – $ 9.72	10,368	6.03	8.96	8,732	8.97
$ 9.75 – $16.05	10,533	7.36	13.06	5,914	12.73
$16.19 – $45.50	8,696	6.27	25.71	7,281	26.38

$ 0.01 – $45.50	40,969	6.49	$12.92	28,624	$13.66

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. As of December 28, 2003, 6,754,481 common shares remained available for issuance under the plan. A summary of stock purchased under the plan for the specified fiscal years is shown below:

	2003	2002	2001

	(Thousands)
Aggregate purchase price	$17,060	$23,488	$16,816
Shares purchased	3,414	3,177	1,220

The weighted-average fair value of shares purchased under the Company’s ESPP during 2003, 2002 and 2001 were $4.86, $2.26 and $3.82 per share, respectively.

Restricted Stock Awards.    In 1998, the Company adopted the 1998 Stock Incentive Plan under which the Company was authorized to issue two million shares of common stock to employees who are not covered by Section 16 of the Securities Exchange Act of 1934, as amended, subject to terms and conditions determined at the discretion of the Company’s Board of Directors. To date, the Company has canceled agreements covering

48,291 shares without issuance and the Company has issued 370,524 shares pursuant to prior agreements. As of December 28, 2003, agreements covering 18,425 shares were outstanding. Activity under this plan is included in the accompanying tables summarizing activity under the Company’s employee stock plans.

Shares Reserved for Issuance.    The Company had a total of approximately 77,337,831 shares of common stock reserved as of December 28, 2003 for issuance under employee stock option plans and the ESPP, including restricted stock awards.

Stock-Based Compensation—Pro Forma Disclosures.    For pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	2003	2002	2001	2003	2002	2001

Expected life (years)	3.27	3.17	3.02	0.25	0.25	0.25
Expected stock price volatility	82.91%	84.68%	83.43%	63.66%	99.00%	85.03%
Risk-free interest rate	1.99%	2.93%	3.57%	1.49%	1.87%	2.58%

The Company granted a total of 5,566,484 stock-based awards during 2003 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.46 and $5.67, respectively. The Company granted a total of 8,745 stock-based awards during 2003 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.54 and $4.05, respectively. The Company did not grant stock-based awards during 2003 with exercise prices less than the market price of the stock on the grant date.

The Company granted a total of 11,527,551 stock-based awards during 2002 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.86 and $5.48, respectively. The Company granted a total of 114,980 stock-based awards during 2002 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $12.73 and $5.89, respectively. The Company granted a total of 186,157 stock-based awards during 2002 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $0.08 and $13.70, respectively. The Company granted a total of 13,870,950 stock-based awards during 2001 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $16.93 and $9.27, respectively. The Company granted a total of 157,476 stock-based awards during 2001 with exercise prices greater than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $21.21 and $0.11, respectively. The Company granted a total of 59,115 stock-based awards during 2001 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $1.08 and $22.54, respectively.

NOTE 11:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Board of Directors may authorize quarterly contributions. All employees who have worked with the Company for three months or more are eligible to participate in this program. There was no profit sharing expense in 2002. Profit sharing expense was approximately $4 million in 2003 and $25 million in 2001.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute from one to 15 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The contributions to the 401(k) plan were approximately $10 million in 2003, $14 million in 2002 and $11 million in 2001.

NOTE 12:    Commitments and Guarantees

The Company leases certain of its facilities under agreements that expire at various dates through 2018. The Company also leases certain of its manufacturing and office equipment for terms ranging from one to five years. Rent expense was approximately $53 million, $65 million and $62 million in 2003, 2002 and 2001, respectively.

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including facilities vacated in connection with restructuring activities, and unconditional commitments to construct the 300-millimeter wafer fabrication facility and purchase manufacturing supplies and services are as follows:

	Operating leases	Unconditional purchase commitments

	(Thousands)
2004	$74,288	$480,109
2005	61,096	98,301
2006	47,969	27,239
2007	40,340	19,154
2008	39,967	2,710
Beyond 2008	203,186	2,623

	$466,846	$630,136

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 28, 2003, were approximately $467 million, of which $126 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 14.)

The Company entered into purchase commitments for manufacturing supplies and services. Total purchase commitments as of December 28, 2003, were approximately $630 million for periods through 2009. In November 2003, the Company announced its intention to construct and facilitize a 300-millimeter wafer fabrication facility, Fab 36. Fab 36 will be owned by a newly created partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36, and will be located in Dresden, Germany, adjacent to Fab 30. In November 2003, AMD Fab 36 entered into an agreement with a German entity, M+W Zander, pertaining to the design and construction of the manufacturing facility. As of December 28, 2003, AMD Fab 36 is required to make payments to M+W Zander through May 2005 in an aggregate amount of approximately $440 million. As of December 28, 2003, the Company’s purchase commitments also included $80 million representing future payments to IBM under the Company’s joint development agreement, which calls for a quarterly payment of $10 million. As the services are being performed ratably over the life of the agreement, the Company expenses the payments as incurred. Purchase commitments also included approximately $71 million for various software maintenance agreements the Company enters into that require periodic payments through 2007. As a result, the Company has not recorded any liabilities relating to these agreements. The remaining $39 million primarily consists of purchase agreements for raw materials and office supplies.

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of indebtedness recorded on the Company’s consolidated balance sheets

The following table summarizes the principal guarantees issued as of December 28, 2003 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheets as of December 28, 2003 and their expected expiration dates by year:

		Amounts of guarantee expiration per period
	Amounts Guaranteed*	2004	2005	2006	2007	2008	2009 and Beyond

	(Thousands)
Dresden intercompany guarantee	$332,028	$18,653	$167,880	$145,495	$—	$—	$—
July 2003 FASL term loan guarantee (see Note 7)	43,500	16,500	16,500	10,500	—	—	—
FASL JAPAN term loan guarantee (see Note 7)	100,756	26,868	26,868	26,868	20,152	—	—
FASL capital lease guarantees (see Note 7)	147,303	53,655	49,494	40,422	3,732	—	—
Total guarantees	$623,587	$115,676	$260,742	$223,285	$23,884	$—	$—

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

Dresden Term Loan and Dresden Term Loan Guarantee

AMD Saxony Limited Liability Company & Co. KG, (AMD Saxony, formerly known as AMD Saxony Manufacturing GmbH), an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. The Dresden Loan Agreements were amended in February 2004 to accommodate the construction, facilitization, and operation of Fab 36.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate as of December 28, 2003, of 0.804 euro to one U.S. dollar to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30. The funding consists of:

•	equity contributions, subordinated and revolving loans and loan guarantees from, and full cost reimbursement through, AMD;

•	loans from a consortium of banks; and

•	investment grants, investment allowances, interest subsidies, and loan guarantees from the Federal Republic of Germany and the State of Saxony.

The Dresden Loan Agreements require that the Company partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of December 28, 2003 the Company had provided $179 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from the Company, the consortium of banks referred to above made available $954 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $664 million of such loans outstanding as of December 28, 2003, which are included in the Company’s consolidated balance sheet.

Finally, pursuant to a Subsidy Agreement the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony bank debt, or $432 million;

•	capital investment grants and allowances totaling approximately $453 million; and

•	interest subsidies totaling $191 million.

Of these amounts, AMD Saxony received approximately $412 million in capital investment grants and allowances and $131 million in interest subsidies. In addition, AMD Saxony has received advance payments for interest subsidies amounting to $22 million as of December 28, 2003. AMD Saxony also received $55 million in research and development subsidies through December 28, 2003. Amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2008. Historical exchange rates in effect at the time these investment grants and allowances and interest subsidies were received were used to translate amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

Under the Subsidy Agreement, for the construction and financing of Fab 30, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 2003, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. However, the aggregate amount of grants and allowances actually received by AMD Saxony to date, calculated as a percentage of the maximum amount of grants and allowances available, does not exceed the actual headcount at AMD Saxony at December 2003, calculated as a percentage of the headcount target undertaken in the Subsidy Agreement. Accordingly,

AMD Saxony does not believe it has received grants and allowances in excess of its entitlement under the Subsidy Agreement. However, the Company anticipates that the maximum amount of capital investment grants and allowances available under the Subsidy Agreement will be reduced from an originally anticipated amount of $517 million to approximately $453 million. The Company adjusted the quarterly amortization of these amounts accordingly.

The Dresden Loan Agreements, as amended, also require that the Company:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee of up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $138 million or more than $373 million, until the bank loans are repaid in full. As of December 28, 2003, the amount outstanding under the guarantee was $332 million.

As AMD Saxony’s obligations under the Dresden Loan Agreements are included in the Company’s consolidated financial statements, no incremental liability is recorded under the Dresden guarantee.

AMD Saxony would be in default under the Dresden Loan Agreements if the Company, AMD Saxony or AMD Saxony Holding GmbH (AMD Holding) fails to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is materially adversely affected. Circumstances that could result in a default include:

•	failure to fund equity contributions or loans or otherwise comply with the Company’s obligations relating to the Dresden Loan Agreements;

•	the sale of shares in AMD Saxony or AMD Holding;

•	the failure to pay material obligations;

•	the occurrence of a material adverse change or filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Saxony or AMD Holding;

•	the occurrence of a default under the July 2003 Loan Agreement; and

•	AMD Saxony’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, asset cover ratio and a minimum liquidity covenant.

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to the Company of more than $2.5 million, and that is not cured by the Company, would result in a cross-default under the Dresden Loan Agreements. As of December 28, 2003, the Company was in compliance with all conditions of the Dresden Loan Agreements.

In the event the Company is unable to meet its obligations to AMD Saxony as required under the Dresden Loan Agreements and the lenders determine that their legal or risk position is materially adversely affected, the Company will be in default under the Dresden Loan Agreements, which would permit acceleration of the outstanding loans of approximately $664 million. The occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes. The Company cannot assure that it would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on the Company.

Guarantees of indebtedness not recorded on the Company’s consolidated balance sheets

The following table summarizes the principal guarantees issued as of December 28, 2003 for which underlying liabilities are not recorded on the Company’s consolidated balance sheets as of December 28, 2003. These guarantees are described below the following table:

		Amounts of guarantee expiration per period
	Amounts Guaranteed*	2004	2005	2006	2007	2008	2009 and Beyond

	(Thousands)
FASL LLC operating lease guarantees	$26,604	$12,279	$8,367	$5,958	$—	$—	$—
AMTC payment guarantee	39,793	—	—	—	39,793	—	—
AMTC term loan guarantee	31,088	31,088	—	—	—	—	—
AMTC rental guarantee	145,811	—	—	—	—	—	145,811	**
Total guarantees	$243,296	$43,367	$8,367	$5,958	$39,793	$ —	$145,811

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding will diminish until the expiration of the guarantee.

FASL LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $27 million as of December 28, 2003. The amount of the guarantees will be reduced by the actual amount of lease payments paid by FASL LLC over the lease term. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $149 million revolving credit facility and a $93 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, the Company guaranteed up to approximately $31 million plus interest and expenses under the term loan, up to approximately $40 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $146 million. As of December 28, 2003, $73 million was drawn under the revolving credit facility, and $81 million was drawn under the term loan. These borrowings are subject to the aforementioned guarantees except that the Company’s guarantee obligations with respect to the term loan terminated in February 2004 because the AMTC occupied the photomask facility under the rental agreement in 2003 and the rental guarantee replaced the term loan guarantee.

The Company has not recorded any liability in its consolidated financial statements associated with these guarantees because they were issued prior to the effective date of FIN 45.

Warranties and Indemnities

The Company generally offers a three-year limited warranty to end users for certain of its boxed microprocessor products and a one-year limited warranty to direct purchasers for all other products.

Changes in the Company’s potential liability for product warranty during the years ended December 28, 2003 and December 29, 2002 are as follows (in thousands):

	Year Ended

	December 28, 2003	December 29, 2002

Balance, beginning of the period	$19,369	$16,730
New warranties issued during the period	40,011	34,574
Settlements during the period	(24,560)	(51,935)
Changes in liability for pre-existing warranties during the period, including expirations	(10,152)	20,000

Balance, end of period	$24,668	$19,369

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third-party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

NOTE 13:    Other Long-term Liabilities

The Company’s other long-term liabilities at December 28, 2003 and December 29, 2002 consisted of:

	December 28, 2003	December 29, 2002

	(Thousands)
Dresden deferred grants and subsidies (see Note 2)	$262,941	$146,346
Customer deposits	17,500	38,000
Deferred gain on building (see Note 12)	23,488	25,169
Restructuring accrual (see Note 14)	98,590	112,567
FASL LLC pension liability (see Note 3)	26,242	—
Other	—	1,615

	$428,761	$323,697

Customer deposits are related to multi-year supply agreements for Spansion Flash memory products that will be repaid through 2005, which guarantee customers’ purchases of these products.

NOTE 14:    Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

As part of this plan, and as a result of the Company’s agreement with IBM to jointly develop future generations of the Company’s logic process technology, the Company ceased logic research and development in its Submicron Development Center (SDC) in Sunnyvale, California and eliminated most of those related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Company’s Sunnyvale, California site and at sales offices worldwide. The Company vacated, and is attempting to sublease, certain facilities currently occupied under long-term operating leases through 2013. The Company also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, the Company recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that has no future use because of its association with discontinued logic process development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in logic process development and manufacturing activities, anticipated exit costs of $138.9 million almost wholly related to vacating and consolidating the Company’s facilities and a charge of $55.5 million resulting from the abandonment of partially completed ERP and other information technology implementation activities.

During 2003, management approved the sale of additional equipment, primarily equipment used in the SDC, that was identified as no longer useful in the Company’s operations. As a result, the Company recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the sale of the equipment.

During 2003, the Company revised its estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the FASL LLC transaction. As a result, the Company reversed $8.9 million of the estimated severance and fringe benefit accrual. As of December 28, 2003, 1,736 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $53 million in severance and employee benefit costs. The remaining accrual of approximately $6.7 million represents the severance benefit cost obligations for individuals whose employments terminated but who elected to defer receipt of severance benefits until 2004 and for employees who were pre-notified in 2003 of their employment terminations, which will occur in 2004.

With exception of the exit costs, which are payable through 2011, the Company has substantially completed the activities associated with the 2002 Restructuring Plan as of December 28, 2003.

The following table summarizes activities under the 2002 Plan through December 28, 2003:

	Severance and employee benefits	Asset impairment	Exit costs	Other restructuring charges	Total

	(Thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Non-cash charges	—	(118,590)	—	—	(118,590)
Cash charges	(14,350)	—	(795)	—	(15,145)
Accruals at December 29, 2002	$54,420	$—	$138,105	4,315	$196,840

2003 Provision	—	7,791	3,314	—	11,105
Cash charges	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustments	(8,864)	—	—	(15)	(8,879)
Accruals at December 28, 2003	$6,740	$—	$120,623	$—	$127,363

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. The Company had substantially completed its execution of the 2001 Restructuring Plan as of December 28, 2003. During 2003, the Company reduced the estimated accrual of the facility and equipment decommission costs by $12.2 million based on the most current information available. During 2003, the Company also realized a recovery of approximately $3.9 million for the excess of the sale price over the estimated fair value of equipment impaired as a result of the 2001 Restructuring Plan, previously held-for-sale at amounts in excess of its initially estimated fair value. Both amounts were included in restructuring and other special charges, net.

The following table summarizes activity under the 2001 Restructuring Plan through December 28, 2003:

	Severance and employee benefits	Facility and equipment impairment	Facilities and equipment decommission costs	Other facilities exit costs	Total

	(Thousands)
2001 provision	$34,105	$39,000	$15,500	$700	$89,305
2001 cash charges	(7,483)	—	—	(54)	(7,537)
2001 non-cash charges	—	(39,000)	—	—	(39,000)

Accrual at December 30, 2001	26,622	—	15,500	646	42,768
2002 cash charges	(26,622)	—	(445)	—	(27,067)

Accrual at December 29, 2002	—	—	15,055	646	15,701
Non-cash adjustments	—	—	(11,574)	(646)	(12,220)
Cash charges	—	—	(2,485)	—	(2,485)

Accrual at December 28, 2003	$—	$—	$996	$—	$996

As of December 28, 2003 and December 29, 2002, $99 million and $113 million of the total restructuring accruals of $128 million and $213 million were included in other liabilities (long-term) on the balance sheets. (See Note 13.)

NOTE 15:    Share Repurchase Program

On January 29, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $300 million worth of the Company’s common stock over a period of time to be determined by management. Any such repurchases will be made, from time to time, in the open market or in privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate the Company to acquire any particular amount of its common stock, and the program may be suspended at any time at the Company’s discretion. The Company did not purchase any shares under this program during fiscal 2003 or 2002. As of December 28, 2003, 6,310,580 shares had been repurchased at an aggregate price of approximately $77 million under the program.

NOTE 16:    Contingencies

I.    Environmental Matters

Superfund Clean-Up Orders.    The Company is named as a responsible party on Superfund clean-up orders for three sites in Sunnyvale, California that are on the National Priorities List. Since 1981, the Company has discovered hazardous material releases to the groundwater from former underground tanks and proceeded to investigate and conduct remediation at these three sites. The chemicals released into the groundwater were commonly used in the semiconductor industry in the United States in the wafer fabrication process prior to 1979.

In 1991, the Company received four Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. The Company has entered into settlement agreements with other responsible parties on two of the orders. Under these agreements other parties have assumed the costs and primary responsibility for conducting remediation activities under the orders. The Company remains responsible for these costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.3 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. Environmental charges to earnings have not been material during any of the last three fiscal years. The Company believes that the potential future liability, if any, in excess of amounts already accrued will not have a material adverse effect on the Company’s financial condition or results of operations.

Potentially Responsible Party Designation.    In 1998, the U.S. Environmental Protection Agency (EPA) identified the Company as one of hundreds of Superfund “potentially responsible parties” (PRPs) as a result of the disposal of waste at a regulated landfill in Santa Barbara County, California that was later abandoned by its owners and designated as a Superfund site by the EPA. The Company has reached a settlement agreement with the EPA and completed payment. However, the public notification, judicial review and issuance of a consent decree remain pending. The amount of settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

II.    Other Matters

The Company is a defendant or plaintiff in various other actions, which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 17:    Subsequent Event (unaudited)

Pursuant to the Company’s Tender Offer (Note 10), on January 30, 2004, the Company granted options to purchase 12,111,371 shares of common stock to employees at an exercise price of $14.86, which represented the closing price of the Company’s common stock on that date, in exchange for options cancelled. The Company also granted options to purchase 25,165 shares of our common stock at an exercise price of $15.55 in exchange for options cancelled. The Company did not record a compensation expense as a result of the tender offer and exchange.

Report of Ernst & Young LLP,

Independent Auditors

The Board of Directors and Stockholders

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. as of December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 16, 2004

2003 and 2002 by Quarter (Unaudited) (Thousands except per share and market price amounts)
	2003				2002

	Dec. 28(1)	Sept. 28(1)	June 29	Mar. 30	Dec. 29	Sept. 29	June 30	Mar. 31

Net Sales	$1,205,593	$953,759	$645,261	$714,555	$686,430	$508,227	$600,299	$902,073
Expenses:
Cost of sales	778,506	626,880	425,085	496,592	506,613	453,884	558,290	586,874
Research and development	226,503	213,997	208,513	203,062	244,848 (2)	220,959	178,425	171,882
Marketing, general and administrative	162,807	151,111	135,161	138,228	194,389	158,568	160,248	156,860
Restructuring and other special charges	(8,039)	(8,000)	—	2,146	330,575	—	—	—

	1,159,777	983,988	768,759	840,028	1,276,425	833,411	896,963	915,616

Operating income (loss)	45,816	(30,229)	(123,498)	(125,473)	(589,995)	(325,184)	(296,664)	(13,543)
Interest income (expense) and other, net	8,912	493	4,971	6,740	992	12,941	8,661	9,538
Interest expense	(30,943)	(26,848)	(26,364)	(25,805)	(22,296)	(21,166)	(15,729)	(12,158)

Income (loss) before minority interest, income taxes, equity in net income of joint venture	23,785	(56,584)	(144,891)	(144,538)	(611,299)	(333,409)	(303,732)	(16,163)
Minority interest in loss of subsidiary	19,408	25,353	—	—	—	—	—	—

Provision (benefit) for income taxes	—	—	—	2,936	243,470	(73,350)	(121,493)	(4,041)

Income (loss) before equity in net income of joint venture	43,193	(31,231)	(144,891)	(147,474)	(854,769)	(260,059)	(182,239)	(12,122)
Equity in net income (loss) of joint venture	—	—	4,795	1,118	29	5,888	(2,699)	2,959

Net income (loss)	$43,193	$(31,231)	$(140,096)	$(146,356)	$(854,740)	$(254,171)	$(184,938)	$(9,163)

Net income (loss) per share
Basic	0.12	(0.09)	(0.40)	(0.42)	(2.49)	(0.74)	(0.54)	(0.03)
Diluted	0.12	(0.09)	(0.40)	(0.42)	(2.49)	(0.74)	(0.54)	(0.03)

Shares used in per share calculation
Basic	357,090	347,334	346,320	345,012	343,949	342,780	341,782	340,806
Diluted	416,190	347,334	346,320	345,012	343,949	342,780	341,782	340,806

Common stock market price range
High	$18.50	$12.87	$8.59	$7.79	$9.60	$10.88	$15.30	$20.60
Low	$10.52	$6.25	$5.80	$4.78	$3.10	$5.20	$7.95	$12.63

(1)	Includes consolidated FASL LLC results and is not comparable to periods prior to the quarter ended September 28, 2003.
(2)	Includes a $42 million charge for amounts paid to IBM in exchange for consulting services relating to optimizing the performance of our manufacturing processes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 28, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions, “Item 1—Election of Directors,” “Corporate Governance,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Committees and Meetings of the Board of Directors—Compensation Committee,” “Directors’ Compensation and Benefits,” “Executive Compensation,” “2003 Option Grants,” “Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values,” “Employment Agreements” and “Change in Control Arrangements” in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption, “Certain Relationships and Related Transactions” in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Auditors—Independent Auditor’s Fees” in our 2004 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2004 Proxy Statement, our 2004 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Compensation Committee Report on Executive Compensation,” “Board Audit Committee Report” and “Performance Graph” in our 2004 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

The financial statements are set forth in Item 8 of this report on Form 10-K

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

3.2	Bylaws, as amended, filed as Exhibit 3.2 to AMD’s Amendment No. 4 to Form S-3 Registration Statement (No. 333-84028), are hereby incorporated by reference.

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

*10.12	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

*10.13

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.14	Vice President Performance Recognition Plan.

*10.15	AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.

*10.16	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.17	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.18	Form of Management Continuity Agreement, filed as Exhibit 10.21 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, is hereby incorporated by reference.

*10.19

AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.20(a)

AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

**10.21

Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

10.22

Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.23

AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.24(a)

First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.25(b)

Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.26	Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.27	Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.

*10.28	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.

*10.29	1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD’s Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.

**10.30	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

*10.31

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.32	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.34 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.

10.33

Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

*10.34

NexGen, Inc. 1987 Employee Stock Plan, filed as Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to AMD’s Registration Statement on Form S-4 (No. 33-64911), is hereby incorporated by reference.

*10.35

Form of indemnity agreement between NexGen, Inc. and its directors and officers, filed as Exhibit 10.5 to the Registration Statement of NexGen, Inc. on Form S-1 (No. 33-90750), is hereby incorporated by reference.

**10.36

C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.36(a)

Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.37

Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.37(a)

Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.38

Syndicated Loan Agreement with Schedules 1, 2 and 17, dated as of March 11, 1997, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(a-1)

Supplemental Agreement to the Syndicated Loan Agreement dated February 6, 1998, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50(a-2) to AMD’s Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.38(a-2)

Supplemental Agreement No. 2 to the Syndicated Loan Agreement as of March 11, 1997, dated as of June 29, 1999, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (a-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.38(a-3)

Amendment Agreement No. 3 to the Syndicated Loan Agreement, dated as of February 20, 2001, among AMD Saxony Manufacturing GmbH, AMD Saxony Holding GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.50(a-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.38(a-4)

Amendment Agreement No. 4 to the Syndicated Loan Agreement, dated as of June 3, 2002, among AMD Saxony Manufacturing GmbH, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto, filed as Exhibit 10.43(a-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(a-5)

Amendment Agreement No. 5 to the Syndicated Loan Agreement, dated as of December 20, 2002, among AMD Saxony Limited Liability Company and Co. KG, Dresdner Bank Luxembourg, S.A., Dresdner Bank AG, and the banks party thereto, filed as Exhibit 10.43(a-5) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, is hereby incorporated by reference.

10.38(a-6)

Amendment Agreement No. 6 to the Syndicated Loan Agreement, dated as of February 24, 2004, among AMD Saxony Limited Liability Company and Co. KG, Dresdner Bank AG, Dresdner Bank Luxembourg S.A. and the banks party thereto.

**10.38(b)

Determination Regarding the Request for a Guarantee by AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(b) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(c)

AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(d)

Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(e)

AMD, Inc. Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(e) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(f-1)

Sponsors’ Support Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(f-2)

First Amendment to Sponsors’ Support Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(f-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.38(f-3)

Second Amendment to Sponsors’ Support Agreement, dated as of June 29, 1999, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.50 (f-3) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

**10.38(f-4)

Third Amendment to Sponsors’ Support Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A, filed as Exhibit 10.50(f-4) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.38(f-5)

Accession Agreement and Fourth Amendment to Sponsor’s Support Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.43(f-5) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(f-6)

Fifth Amendment to Sponsors’ Support Agreement, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH and Dresdner Bank Luxembourg S.A., filed as 10.43(f-6) to AMD’s Annual Report on Form 10-K for the fiscal year-ended December 29, 2002, is hereby incorporated by reference.

10.38(g-1)

Sponsors’ Loan Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(g-2)

First Amendment to Sponsors’ Loan Agreement, dated as of February 6, 1998, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.38(g-3)

Second Amendment to Sponsors’ Loan Agreement, dated as of June 25, 1999, among AMD and AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(g-3) to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

10.38(g-4)

Third Amendment to Sponsors’ Loan Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(g-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(h)

Sponsors’ Subordination Agreement, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(h) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(h-1)

First Amendment to Sponsors’ Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, AMD Saxony Manufacturing GmbH, and Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(h-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(h-2)

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

10.38(h-3)

Third Amendment to Sponsors’ Subordination Agreement, dated as of February 24, 2004 among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, AMD Saxony Limited Liability Company and Co. KG, and Dresdner Bank Luxembourg S.A., and Dresdener Bank AG.

Exhibit Number	Description of Exhibits

10.38(i)

Sponsors’ Guaranty, dated as of March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(i) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(i-1)

Second Amendment to Sponsors’ Guaranty, dated as of December 20, 2002, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A., and Dresdner Bank AG, filed as Exhibit 10.43 (i-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, is hereby incorporated by reference.

**10.38(j-1)

AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(j-2)

First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.38(k)

AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(l-1)

AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(l-2)

First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

**10.38(l-3)

Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.38(l-4)

Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(l-5)	Fourth Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 24, 2004, between AMD Saxony Holding GmbH and AMD Saxony Limited Liability and Co. KG.

**10.38(m)

AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(n)

License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

10.38(o)

AMD, Inc. Subordination Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and Dresdner Bank AG, filed as Exhibit 10.50(o) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.38(o-1)

First Amendment to AMD Inc. Subordination Agreement, dated as of February 20, 2001, among AMD, AMD Saxony Holding GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.38(o-2)

Accession Agreement and Second Amendment to AMD, Inc. Subordination Agreement, dated as of June 3, 2002, among AMD, AMD Saxony Holding GmbH, AMD Saxony LLC, AMD Saxony Admin GmbH, Dresdner Bank Luxembourg S.A. and Dresdner Bank A.G., filed as Exhibit 10.43(o-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

**10.38(p-1)

ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.38(p-2)

Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.39

Amended and Restated Loan and Security Agreement, dated as of July 7, 2003, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA as agent, filed as Exhibit 10.44 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.39(a-1)

First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 3, 2003, among AMD, AMD International Sales & Service, Ltd. and Bank of America NT&SA, as agent, filed as Exhibit 10.44(a-1) to AMD’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, is hereby incorporated by reference.

*10.40

Management Continuity Agreement, between AMD and Robert R. Herb, filed as Exhibit 10.54 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.41

Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz, filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.42

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.43

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.44

Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.45

Loan Agreement, dated as of June 19, 2001, between AMD and Hector and Judy Ruiz, filed as Exhibit 10.59 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits

**10.46

Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation, filed as Exhibit 10.52 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, is hereby incorporated by reference.

**10.47

“S” Process Development Agreement, dated as of December 28, 2002, between AMD and IBM, filed as Exhibit 10.54 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, is hereby incorporated by reference.

10.48

Term Loan Agreement, dated as of July 11, 2003, among FASL LLC, General Electric Capital Corporation, as agent, and the financial institutions named therein, filed as Exhibit 10.51 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.49

Amended and Restated Limited Liability Company Operating Agreement of FASL LLC dated as of June 30, 2003, filed as Exhibit 10.52 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.50

Contribution and Assumption Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holdings, Inc., and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.53 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.51

Asset Purchase Agreement by and among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.54 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.52

AMD-FASL Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.55 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.53

AMD Distribution Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.56 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.54

Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holding, Inc. and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

*10.55	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.56	Loan Agreement, dated as of September 25, 2003, among FASL JAPAN LIMITED, Mizuho Corporate Bank, Ltd., and the banks party thereto.

10.57

Master Rental Agreement, dated July 16, 2003, among GE Capital Leasing Corporation, as Lessor, FASL JAPAN LIMITED, as Lessee, and Advanced Micro Devices, Inc. as Guarantor, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, is hereby incorporated by reference.

***10.58	Agreement between SI Investment Limited Liability Company & Co KG and M+W Zander Facility Engineering GmbH, dated November 20, 2003.

***10.59	Cooperation Agreement between Advanced Micro Devices, Inc., the Free State of Saxony and M+W Zander Fünfte Verwaltungsgesellschaft mbH dated November 20, 2003.

21	List of AMD subsidiaries.

23	Consent of Independent Auditors.

Exhibit Number	Description of Exhibits

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Confidential treatment has been granted as to certain portions of these Exhibits.
***	Confidential treatment has been requested as to certain portions of these Exhibits.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

(b)  Reports on Form 8-K.

1.	A Current Report on Form 8-K dated November 20, 2003 reporting under Item 5—Other Events was filed announcing the ground-breaking of a new 300-millimeter wafer fabrication facility in Dresden, Germany.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2004	ADVANCEDMICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* W. J. Sanders III		Chairman of the Board	March 8, 2004

* Hector de. J. Ruiz		Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2004

/s/ ROBERT J. RIVET Robert J. Rivet		Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

* W. Michael Barnes		Director	March 8, 2004

* Friedrich Baur		Director	March 8, 2004

* Charles M. Blalack		Director	March 8, 2004

* R. Gene Brown		Director	March 8, 2004

* Bruce Claflin		Director	March 8, 2004

* Robert B. Palmer		Director	March 8, 2004

* Leonard Silverman		Director	March 8, 2004

By:	/s/ ROBERT J. RIVET (Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 30, 2001, December 29, 2002 and December 28, 2003

(in thousands)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period

Allowance for doubtful accounts:
Years ended:
December 30, 2001	22,712	9,791	(13,233)	19,270
December 29, 2002	19,270	1,456	(1,820)	18,906
December 28, 2003	18,906	23,541	(21,789)	20,658

(1)	Accounts (written off) recovered, net.