Form 10-Q
period 2004-03-28
ADVANCED MICRO DEVICES INC
filed 2004-05-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Registrant’s telephone number, including area code: (408) 749-4000

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value as of May 3, 2004: 353,582,380.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended
	March 28, 2004	March 30, 2003
Net sales	$931,851	$714,555
Net sales to related party (see Note 3)	304,582	—

Total net sales	1,236,433	714,555

Expenses:
Cost of sales	768,840	496,592
Research and development	226,090	203,062
Marketing, general and administrative	180,217	138,228
Restructuring and other special charges, net	—	2,146

	1,175,147	840,028

Operating income (loss)	61,286	(125,473)

Interest income and other, net	10,981	6,740
Interest expense	(30,154)	(25,805)

Income (loss) before minority interest, income taxes and equity in net income of Manufacturing Joint Venture	42,113	(144,538)
Minority interest in (income) loss of subsidiary	5,351	—

Income (loss) before income taxes and equity in net income of Manufacturing Joint Venture	47,464	(144,538)
Provision for income taxes	2,373	2,936

Income (loss) before equity in net income of Manufacturing Joint
Venture	45,091	(147,474)
Equity in net income of Manufacturing Joint Venture	—	1,118

Net income (loss)	$45,091	$(146,356)

Net income (loss) per common share:
Basic	$0.13	$(0.42)

Diluted	$0.12	$(0.42)

Shares used in per share calculation:
Basic	351,328	345,012

Diluted	417,963	345,012

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	March 28, 2004	December 28, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$957,423	$968,183
Compensating balance	211,969	217,621
Short-term investments	138,964	127,563

Total cash and cash equivalents, compensating balance and short-term investments	1,308,356	1,313,367
Accounts receivable	457,135	442,217
Accounts receivable from related party (see Note 3 & Note 11)	232,339	187,898
Allowance for doubtful accounts	(20,117)	(20,658)

Total accounts receivable, net	669,357	609,457
Inventories:
Raw materials	34,650	42,925
Work-in-process	490,172	504,861
Finished goods	167,766	149,872

Total inventories	692,588	697,658
Deferred income taxes	119,546	102,651
Prepaid expenses and other current assets	153,829	177,145

Total current assets	2,943,676	2,900,278
Property, plant and equipment:
Land	60,740	61,002
Buildings and leasehold improvements	2,293,053	2,277,947
Equipment	7,635,559	7,581,241
Construction in progress	155,778	152,204

Total property, plant and equipment	10,145,130	10,072,394
Accumulated depreciation and amortization	(6,414,293)	(6,223,902)

Property, plant and equipment, net	3,730,837	3,848,492
Other assets	328,442	345,575

Total Assets	$7,002,955	$7,094,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471,302	$460,271
Accounts payable to related party (see Note 3)	27,625	32,345
Accrued compensation and benefits	186,091	160,644
Accrued liabilities	286,776	327,122
Restructuring accruals, current portion	24,175	29,770
Income taxes payable	28,867	41,370
Deferred income on shipments to distributors	114,292	116,949
Current portion of long-term debt and capital lease obligations	253,235	193,266
Other current liabilities	86,673	90,533

Total current liabilities	1,479,036	1,452,270
Deferred income taxes	172,866	157,690

Long-term debt and capital lease obligations, less current portion	1,761,002	1,859,674
Long-term debt payable to related party (see Note 3)	40,000	40,000

Other long-term liabilities	383,048	428,761
Minority interest	716,481	717,640

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 359,024,852 on March 28, 2004 and 357,119,809 on December 28, 2003; shares outstanding: 352,168,073 on March 28, 2004 and 350,252,591 on December 28, 2003	3,522	3,502
Capital in excess of par value	2,071,327	2,051,254
Treasury stock, at cost (6,856,779 shares on March 28, 2004 and 6,867,218 shares on December 28, 2003)	(92,300)	(92,421)
Retained earnings	262,723	217,891
Accumulated other comprehensive income	205,250	258,084

Total stockholders’ equity	2,450,522	2,438,310

Total Liabilities and Stockholders’ Equity	$7,002,955	$7,094,345

*	Amounts as of December 28, 2003 were derived from the December 28, 2003 audited financial statements

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Quarter Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income (loss)	$45,091	$(146,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in loss of subsidiary	(5,351)	—
Depreciation	287,023	198,287
Amortization	10,957	11,467
Provision for doubtful accounts	(541)	(211)
Provision (benefit) for deferred income taxes	(833)	—
Restructuring and other special charges, net	—	3,705
Foreign grant and subsidy income	(18,870)	(16,344)
Net gain on disposal of property, plant and equipment	(2,488)	(1,528)
Net gain realized on sale of available-for-sale securities	(7,188)	(2,204)
Compensation recognized under employee stock plans	331	488
Undistributed income of joint venture	—	(1,118)
Recognition of deferred gain on sale of building	(421)	(420)
Tax expense allocated to minority interest	516	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,918)	24,198
Increase in accounts receivable from related party	(44,441)	—
Decrease (increase) in inventories	5,070	(7,445)
Decrease (increase) in prepaid expenses	9,406	(36,288)
(Increase) decrease in other assets	(2,871)	17,832
(Decrease) increase in tax payable	(12,503)	19,124
Refund of customer deposits under LT purchase agreements	(20,500)	(26,500)
Net decrease in accounts payable and accrued liabilities	(51,545)	(133,120)
Decrease in accounts payable to related party	4,720	—
Increase in accrued compensation and benefits	25,616	18,065

Net cash provided by (used in) operating activities	206,260	(78,368)

Cash flows from investing activities:
Purchases of property, plant and equipment	(202,047)	(180,496)
Proceeds from sale of property, plant and equipment	6,058	2,071
Purchases of available-for-sale securities	(29,935)	(643,439)
Proceeds from sale and maturity of available-for-sale securities	18,197	882,284

Net cash (used in) provided by investing activities	(207,727)	60,420

Cash flows from financing activities:
Proceeds from borrowings	6,653	7,350
Payments on debt and capital lease obligations	(60,203)	(28,744)
Proceeds from foreign grants and subsidies	—	25,926
Proceeds from sale leaseback transactions	27,614	—
Increase in compensating balance	—	(74,447)
Proceeds from issuance of stock	19,620	5,133

Net cash used in financing activities	(6,316)	(64,782)
Effect of exchange rate changes on cash and cash equivalents	(2,977)	1,022

Net decrease in cash and cash equivalents	(10,760)	(81,708)
Cash and cash equivalents at beginning of period	968,183	289,839

Cash and cash equivalents at end of period	$957,423	$208,131

Non-cash financing activities
Equipment sale leaseback transaction	$27,451	$—

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 28, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2004. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The Company and Fujitsu Limited formed FASL LLC effective June 30, 2003. FASL LLC is headquartered in Sunnyvale, California, and its manufacturing, research and assembly operations are in the United States and Asia. As the Company has a 60 percent controlling equity interest in FASL LLC, it began consolidating the results of FASL LLC’s operations on June 30, 2003, the effective date of the transaction. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 28, 2004 and March 30, 2003 each consisted of 13 weeks.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effect on net income (loss) and net income (loss) per share are as follows for the quarters ended March 28, 2004 and March 30, 2003.

	Quarter Ended
	March 28, 2004	March 30, 2003
	(Thousands except per share amounts)
Net income (loss)—as reported	$45,091	$(146,356)

Plus: compensation expense recorded under APB 25	331	488
Less: SFAS 123 compensation expenses	(35,457)	(22,022)

Net income (loss)—pro forma	$9,965	$(167,890)

Basic net income adjustment:
Profit sharing expense	3,215	—

Adjusted numerator for basic income (loss) per common share	$13,180	$(167,890)

Diluted net income adjustments:
Interest expense	5,116	—
Profit sharing expense	2,703	—

Adjusted numerator for adjusted income (loss) per common share	$17,784	$(167,890)

Basic net income (loss) per share—as reported	$0.13	$(0.42)
Diluted net income (loss) per share—as reported	$0.12	$(0.42)
Basic net income (loss) per share—pro forma	$0.04	$(0.49)
Diluted net income (loss) per share—pro forma	$0.04	$(0.49)

On June 27, 2003, the Company filed a Tender Offer Statement with the SEC and made an offer, which was approved by the Company’s stockholders, to exchange certain stock options to purchase shares of the Company’s common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19.0 million shares of the Company’s common stock were tendered for exchange and cancelled on July 28, 2003. On January 30, 2004, the Company granted options to purchase 12,111,371 shares of common stock to employees at an exercise price of $14.86, which represented the closing price of the Company’s common stock on that date, in exchange for options cancelled. The Company also granted options to purchase 25,165 shares of our common stock at an exercise price of $15.55 in exchange for options cancelled. The Company did not record compensation expense as a result of the tender offer and exchange.

3. Related-Party Transactions

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

As part of the formation of FASL LLC, both the Company and Fujitsu contributed their respective investments in the previous manufacturing joint venture, Fujitsu AMD Semiconductor Limited (referred to as the Manufacturing Joint Venture in this report) to the new venture, which became FASL Japan Limited, a wholly owned subsidiary of FASL LLC. As a result of this transaction, the Company acquired an incremental 10.008 percent controlling interest in the net assets of the Manufacturing Joint Venture (the difference between the Company’s 60 percent ownership of these net assets after their contribution to

FASL LLC and its previous 49.992 percent ownership in these same net assets prior to their contribution to FASL LLC). Accordingly, the Company recorded its acquired incremental 10.008 percent interest in the Manufacturing Joint Venture’s contributed net assets based on the assets’ fair value on the effective date of the transaction. The remaining 89.992 percent interest in the Manufacturing Joint Venture’s net assets was recorded at historical carrying value.

The following tables present the significant related-party transactions and account balances between the Company and the Manufacturing Joint Venture for the quarter ended March 30, 2003. During this period, the Company accounted for its investment in the Manufacturing Joint Venture under the equity method.

Quarter ended March 30, 2003
(Thousands)
Royalty income from Manufacturing Joint Venture	$12,331
Purchases from Manufacturing Joint Venture	190,348
Sales to Manufacturing Joint Venture	109,758

As of March 30, 2003
(Thousands)
Royalty receivable from Manufacturing Joint Venture	$22,680
Accounts receivable from Manufacturing Joint Venture	199,030
Accounts payable to Manufacturing Joint Venture	111,554

The following is condensed unaudited financial data for the Manufacturing Joint Venture for the quarter ended March 30, 2003:

(Thousands)	Quarter ended March 30, 2003
(unaudited)
Net sales	$291,102
Gross profit	9,917
Operating income	8,983
Net income	3,777

(Thousands)	March 30, 2003
(unaudited)
Current assets	$231,473
Non-current assets	1,001,823
Current liabilities	432,488

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

FASL Japan provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. These plans continue to be administered by Fujitsu and cover FASL Japan’s employees formerly assigned from Fujitsu and employees hired directly by FASL Japan. A full actuarial valuation has not been completed for the specific portion of the plans that relate to FASL Japan’s employees. As a result, the Company estimated FASL LLC’s proportionate allocation of pension obligations, pension assets and elements of pension expense based on information provided by actuaries to determine the amounts to be recorded on its consolidated financial statements. For the three month period ended March 28, 2004, the Company recorded an estimated pension cost of approximately $4 million. As of March 28, 2004, the Company has recorded an estimated pension benefit obligation liability of approximately $27 million. As of March 28, 2004, the estimated projected benefit obligations under the plan related to FASL Japan’s employees were approximately $38 million and the estimated total pension plan assets were approximately $5 million. Although the Company believes that the estimates and assumptions used are reasonable, the actual amounts recorded could vary when a full actuarial valuation is completed as of Fujitsu’s fiscal year ending March 31, 2004. However, the Company does not expect that any such difference will have a material impact on its consolidated financial statements.

As a result of the FASL LLC transaction, Fujitsu became a related party of the Company effective June 30, 2003. The following tables present the significant transactions between the Company and Fujitsu and balances receivable from or payable to Fujitsu as of and for the quarter ended March 28, 2004:

Quarter Ended March 28, 2004
(Thousands)
Sales to Fujitsu	$304,582
Royalty expenses to Fujitsu	4,070
Distributor commission to Fujitsu	18,283
Service fees to Fujitsu	8,657

	March 28, 2004	December 28, 2003
	(Thousands)
Accounts receivable from Fujitsu	$232,339	$187,898
Accounts payable to Fujitsu	27,625	32,345
Notes payable to Fujitsu	40,000	40,000

The royalty expenses to Fujitsu represent the payments from FASL LLC for its use of Fujitsu’s intellectual property. The commission expense to Fujitsu represents the compensation that FASL LLC pays to Fujitsu for being a distributor of Spansion™ Flash memory products. The service fees to Fujitsu represent charges incurred by FASL LLC for services provided by Fujitsu, including information technology support, research and development, quality assurance, insurance, facilities, environmental and human resources services. These services are provided primarily to FASL Japan.

The Company’s transactions with Fujitsu are based on terms that are consistent with those of similar arms-length transactions executed with third parties.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of March 28, 2004:

	Amortized Cost	Fair Market Value
	(Thousands)
Cash equivalents:
Time deposits	$313,180	$313,180
Federal agency notes	8,284	8,253
Money market funds	508,800	508,800

Total cash equivalents	$830,264	$830,233

Short-term investments:
Bank notes	$2,727	$2,987
Auction rate preferred stocks	117,625	117,716
Federal agency notes	9,967	9,967
Corporate notes	8,516	8,294

Total short-term investments	$138,835	$138,964

Long-term investments:
Equity investments	$4,842	$8,828

Total long-term investments (included in other assets)	$4,842	$8,828

Grand Total	$973,941	$978,025

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of available-for-sale marketable securities at March 28, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company does not have any available-for-sale marketable securities with maturities greater than five years from March 28, 2004.

	Amortized Cost	Estimated Fair Value
	(Thousands)
Due in one year or less	$135,956	$135,964
Due after one year	2,879	3,000

Total	$138,835	$138,964

Available-for-sale securities with maturities greater than twelve months are classified as short-term when they include investments of cash that are intended to be used in current operations. The Company realized net gains from the sale of available-for-sale securities in the first quarter of 2004 of approximately $7 million, which were included in interest income and other, net.

At March 28, 2004 and December 28, 2003, the Company had approximately $12 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that are included in other assets. The fair market value of these investments approximates their cost at March 28, 2004 and December 28, 2003.

The compensating balance of $212 million at March 28, 2004 represents the minimum cash balance that AMD Saxony must maintain pursuant to the terms of the Dresden Loan Agreements (as defined in Note 8).

Included in other current assets is $13 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans over the next four quarters.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Potential dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended
	March 28, 2004	March 30, 2003
	(Thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$45,091	$(146,356)

Effect of assumed conversion of $402.5 million 4.5% senior debentures:
Interest expense	5,116	—
Profit sharing expense adjustment	(512)	—

Numerator for diluted income (loss) per common share	$49,695	$(146,356)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	351,328	345,012
Effect of dilutive securities:
Employee stock options	12,021	—
Convertible debentures	54,614	—

Dilutive potential common shares	66,635	—

Denominator for diluted income (loss) per common share - adjusted weighted-average shares	417,963	345,012

Net income (loss) per common share:
Basic	$0.13	$(0.42)

Diluted	$0.12	$(0.42)

6. Segment Reporting

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

The All Other category is not a reportable segment, but rather it includes other small operating segments (Personal Connectivity Solutions products, which include low power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that represent less than ten percent of the Company’s consolidated revenues and assets individually and in the aggregate. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, as FASL LLC did not exist prior to June 30, 2003, the Company’s results of operations for prior periods did not include the consolidation of FASL LLC’s operations. Accordingly, the segment operating information for the Memory Products segment for the quarter ended March 28, 2004 is not fully comparable to the reclassified segment information for the prior period presented.

The following table is a summary of net sales and operating income (loss) by segment with reconciliation to net income (loss) for the quarters ended March 28, 2004 and March 30, 2003:

	Quarter Ended
	March 28, 2004	March 30, 2003
	(Thousands)
Computation Products
Net sales	$571,101	$469,524
Operating income (loss)	$67,283	$(53,444)

Memory Products
Net sales	627,718	218,272
Operating income (loss)	13,812	(63,671)

All Other
Net sales	37,614	26,759
Operating loss	(19,809)	(8,358)

Total AMD
Net sales	1,236,433	714,555
Operating income (loss)	61,286	(125,473)

Interest income and other, net	10,981	6,740
Interest expense	(30,154)	(25,805)
Minority interest in loss of subsidiary	5,351	—
Provision for income taxes	2,373	2,936

Equity in net income of Manufacturing Joint Venture	—	1,118

Net income (loss)	$45,091	$(146,356)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 28, 2004	March 30, 2003
	(Thousands)
Net income (loss)	$45,091	$(146,356)

Net change in cumulative translation adjustments	(19,947)	40,573
Net change in unrealized gains (losses) on cash flow hedges	(29,415)	(3,484)
Net change in unrealized gains (losses) on available-for-sale securities	(3,472)	(1,699)

Other comprehensive (loss) income	(52,834)	35,390

Comprehensive loss	$(7,743)	$(110,966)

The components of accumulated other comprehensive income (loss) are as follows:

	March 28, 2004	December 28, 2003
	(Thousands)
Net unrealized gains on available-for-sale securities, net of taxes	$2,667	$6,139

Net unrealized (losses) gains on cash flow hedges, net of taxes	(11,393)	18,022

Minimum Pension Liability	(3,874)	(3,874)
Cumulative translation adjustments	217,850	237,797

	$205,250	$258,084

8. Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of March 28, 2004 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheets as of March 28, 2004 and their expected expiration dates by year:

(Thousands)	Amounts Guaranteed *	Amounts of guarantee expiration per period
		2004	2005	2006	2007	2008	2009 and Beyond
Dresden intercompany guarantee	$314,320	$9,085	$163,519	$141,716	$—	$—	$—
July 2003 FASL term loan guarantee	39,134	16,500	16,500	6,134	—	—	—
FASL Japan term loan guarantee	95,175	20,395	33,991	27,192	13,597	—	—
FASL capital lease guarantees	131,274	31,782	51,814	44,407	3,271	—	—

Total guarantees	$579,903	$77,762	$265,824	$219,449	$16,868	$—	$—

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

Because these guarantees were either issued before December 31, 2002 and the underlying liabilities were already recorded on the Company’s unaudited condensed consolidated balance sheets or they are intercompany guarantees, the Company did not record any incremental liability associated with these guarantees.

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

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate as of March 28, 2004, of 0.826 euro to one U.S. dollar to translate the amounts denominated in deutsche marks into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30 and also require that the Company guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $135 million or more than $363 million, until the bank loans are repaid in full. As of March 28, 2004, the amount outstanding under the guarantee was $314 million.

July 2003 FASL Term Loan Guarantee

On July 11, 2003, the Company amended its September 2002 Loan Agreement and assigned it to FASL LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 FASL Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.16 percent at March 28, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of March 28, 2004, $65 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu. FASL LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan.

FASL Japan Term Loan Guarantee

As a result of the formation of FASL LLC, the Manufacturing Joint Venture’s third-party loans were refinanced from the proceeds of a term loan entered into between FASL Japan and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and FASL Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of March 28, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of March 28, 2004, $159 million was outstanding under this term loan agreement. FASL Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu guaranteed 100 percent of the amounts outstanding under its facility. The Company has agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

FASL Capital Lease Guarantees

The Company has guaranteed certain capital leases entered into by FASL LLC and its subsidiaries totaling approximately $131 million as of March 28, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by FASL LLC over the lease term.

Guarantees of Indebtedness not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of March 28, 2004 for which underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheets as of March 28, 2004.

		Amounts of guarantee expiration per period
(Thousands)	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
FASL LLC operating lease guarantees	$24,681	$9,929	$8,794	$5,958	$—	$—	$—
AMTC revolving loan guarantee	38,760	—	—	—	38,760	—	—
AMTC rental guarantee	136,043	—	—	—	—	—	136,043	**

Total guarantees	$199,484	$9,929	$8,794	$5,958	$38,760	$—	$136,043

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding diminish as term loan is repaid.

FASL LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $25 million as of March 28, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by FASL LLC over the lease term. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC), and Maskhouse Building Administration GmbH & Co., KG (BAC), are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project,

BAC and AMTC entered into a $145 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, the Company guaranteed up to approximately $30 million plus interest and expenses under the term loan, up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $16 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $136 million. As of March 28, 2004, $71 million was drawn under the revolving credit facility, and $76 million was drawn under the term loan. These borrowings are subject to the guarantees described above, except that the Company’s guarantee obligations with respect to the term loan terminated in February 2004 because AMTC occupied the photomask facility under the rental agreement, and the previously executed rental guarantee replaced the term loan guarantee.

The Company has not recorded any liability in its consolidated financial statements associated with these guarantees because they were issued prior to the effective date of FIN 45.

Warranties and Indemnities

The Company offers a three-year limited warranty to end users for certain of its boxed microprocessor products and generally offers a one-year limited warranty only to direct purchasers for all other products. From time to time, the Company may offer an extended warranty under limited circumstances.

Changes in the Company’s liability for product warranty during the quarter ended March 28, 2004 and March 30, 2003 were as follows:

	March 28, 2004	March 30, 2003
	(Thousands)
Balance, beginning of period	$24,668	$19,369
New warranties issued during the period	11,073	9,132
Settlements during the period	(4,556)	(8,685)
Changes in liability for pre-existing warranties during the period, including expirations	(6,843)	1,061

Balance, end of period	$24,342	$20,877

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

9. Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory.

As a result of the 2002 Restructuring Plan, as of March 28, 2004, 1,756 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $58 million in severance and employee benefit costs. The remaining accrual of approximately $2 million represents the severance benefit cost obligations for individuals who were included in the 2002 Plan and who were individually notified in 2003 of their employment terminations, which will occur during the remainder of 2004.

With the exception of the exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, the Company had substantially completed the activities associated with the 2002 Restructuring Plan as of March 28, 2004.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through March 28, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(Thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash charges	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	$2,076	$115,186	$117,262

As of March 28, 2004 and December 28, 2003, $93 million and $99 million of the total restructuring accruals of $117 million and $128 million were included in Other Liabilities (long-term) on the consolidated balance sheets. (See Note 10.)

2001 Restructuring Plan

In 2001, the Company announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. The Company had completed the activities associated with the 2001 Restructuring Plan as of March 28, 2004 and during the quarter ended March 28, 2004, the Company did not record any additional charges or recoveries.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at March 28, 2004 and December 28, 2003 consisted of:

	March 28, 2004	December 28, 2003
	(In Thousands)
Dresden deferred grants and subsidies	$240,192	$262,941
Customer deposits	—	17,500
Deferred gain on sale leaseback of building	23,068	23,488
Restructuring accrual	93,092	98,590
FASL LLC pension liabilities	26,696	26,242

	$383,048	$428,761

11. FASL Japan’s Revolving Loan Agreements

Because most amounts under the FASL Japan Revolving Loan Agreements are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate as of March 28, 2004 of 105.91 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

In March 2004, FASL Japan entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $142 million as of March 28, 2004). The revolving facility consists of two tranches: tranche A in the aggregate amount of up to nine billion yen (approximately $85 million as of March 28, 2004) and tranche B in the aggregate amount of up to six billion yen (approximately $57 million as of March 28, 2004). FASL Japan can draw under the facility from March 25, 2004 to March 24, 2005. However, as described in more detail below, the total amount that FASL Japan can draw is limited based on the value of FASL Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent per annum. Amounts borrowed under tranche B, bear interest at a rate of TIBOR plus 1.2 percent per annum. FASL Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005. As of March 28, 2004, there were no borrowings outstanding under this facility.

Pursuant to the terms of the revolving facility agreement, FASL Japan is required to comply with the following financial covenants:

•	Ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	Maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $567 million as of March 28, 2004) as of the last day of each fiscal quarter;

•	Maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
First fiscal quarter 2004	$24 million
First – second fiscal quarters 2004	$69 million
Fiscal year 2004	$216 million

•	Ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than the following percentages:

Period	Percentage
First fiscal quarter 2004	100%
Second fiscal quarter 2004	110%
Third – fourth fiscal quarters 2004	120%

As of March 28, 2004, FASL Japan was in compliance with these financial covenants.

As security for amounts outstanding under the revolving facility, FASL Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, FASL Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. In addition, pursuant to the terms of the trust agreement, the trustee collects payments from Fujitsu into a separate trust account and releases these amounts to FASL Japan, subject to the calculated thresholds, upon instruction from the agent for the lenders. At any time when the accounts receivable balance in the trust account is less than the required thresholds, FASL Japan is required to do one of the following to cure the shortfall:

•	Provide additional cash to the trust; or

•	Repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to FASL Japan, including filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of March 28, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to FASL Japan or other obligations under their purchase and sale agreement or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million dollars as of March 28, 2004). As of March 28, 2004, the amount of principal held in the trust was approximately $155 million.

12. Subsequent Events

Amendment of July 2003 Loan Agreement

On April 19, 2004, the Company amended its July 2003 Loan Agreement. The primary purpose of the April 2004 amendment was to eliminate any conflict between the Company’s obligations under the July 2003 Loan Agreement and the Company’s obligations under the Fab 36 Loan Agreements and partnership agreements.

Amendment of July 2003 FASL Term Loan Agreement

Effective March 29, 2004, FASL LLC amended its July 2003 FASL Term Loan Agreement. The primary purpose of the amendment was to revise the definition of enhanced covenant period. Pursuant to the terms of the March 2004 amendment, FASL LLC will enter into an enhanced covenant period if either its net domestic cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $130 million.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to construct and operate Fab 36. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements. The Company has guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the Federal Republic of Germany and the State of Saxony.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly-owned subsidiary of AMD that owns substantially all of the Company’s limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of the Company’s limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe GmbH, a nominee of the State of Saxony, and Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, relating to the rights and obligations with respect to their equity and membership interests in AMD Fab 36 KG.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate as of March 28, 2004, of 0.826 euro to one U.S. dollar to translate the amounts denominated in euros into U.S. dollars.

The consortium of banks referred to above will make available up to $848 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields at Fab 36, as well as cumulative capital expenditures of $1.2 billion.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, the Company, through AMD Fab 36 Holding and AMD Fab 36 Admin agreed to provide an aggregate of $709 million; Leipziger Messe agreed to provide an aggregate of $242 million and Fab 36 Beteiligungs agreed to provide an aggregate of $145 million. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. The partnership agreements also specify that the unaffiliated partners receive a guaranteed payment of between 11 percent to 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed its capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their interests to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their interests to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.2 million to Leipziger Messe or $2.5 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase a portion of Leipziger Messe’s and Fab 36 Beteiligungs interests over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $97 million of Leipziger Messe’s interests in annual 25 percent installments commencing one year after Leipziger Messe has completed its applicable contributions and $73 million of Fab 36 Beteiligungs’ interests in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its applicable contributions.

The Fab 36 Loan Agreements also require that the Company:

•	provide funding to AMD Fab 36 KG if cash shortfalls occur, including funding shortfalls in government subsidies resulting from any defaults caused by AMD Fab 36 KG or its affiliates; and

•	guarantee 100 percent of AMD Fab 36 KG’s obligations under the Fab 36 Loan Agreements until the bank loans are repaid in full.

AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if the Company or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	the failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or the Company’s failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements or otherwise comply with its obligations under the Fab 36 Loan Agreements;

•	the failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	the occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or the Company or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Fab 36 KG or any limited partner;

•	the occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of the Company; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In addition, generally any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by the Company that results in recourse to the Company of more than $24 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, our ability to be profitable, our revenues and operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; customer and market acceptance of our AMD Opteron™ and AMD Athlon™ 64 microprocessors, and the AMD64 technology upon which they are based; customer and market acceptance of FASL LLC’s Spansion™ Flash memory products based on MirrorBit™ and floating gate technology; the ability to produce these products in the volumes required by the market at acceptable yields and on a timely basis; our and FASL LLC’s ability to maintain the level of investment in research and development that is required to remain competitive; our and FASL LLC’s ability to transition to new products and technologies in a timely and effective way; our and FASL LLC’s ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to produce microprocessors in the volume required by customers on a timely basis; our ability to maintain or improve average selling prices of our products despite aggressive marketing and pricing strategies of our competitors; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; the process technology transitions in our wafer fabrication facilities in Dresden, Germany (Fab 30) and FASL LLC’s wafer fabrication facilities in Austin, Texas (Fab 25) and in Aizu-Wakamatsu, Japan (JV1, JV2 and JV3); and the financing and construction of our 300-millimeter wafer fabrication facility (Fab 36) in Dresden, Germany. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 26 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 28, 2003 and December 29, 2002, and for each of the three years in the period ended December 28, 2003 as filed in our Annual Report on Form 10-K for the year ended December 28, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

AMD, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Opteron, and AMD Geode are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Spansion, FASL, MirrorBit, and combinations thereof, are trademarks of FASL LLC in the United States and/or other jurisdictions. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

Overview

We design, manufacture and market industry-standard digital integrated circuits that are used in diverse product applications such as desktop and mobile PCs, workstations and servers, communications equipment, and automotive and consumer electronics. Our products include microprocessors, Flash memory products, and Personal Connectivity Solutions products, which include our low power, high performance x86 and MIPS® architecture-based embedded microprocessors.

The semiconductor industry continued to show signs of recovery during the first quarter of 2004. Despite what is traditionally a seasonally down quarter, this continued recovery contributed to an improvement in our net sales of three percent during the first quarter of 2004 compared with the fourth quarter of 2003. This improvement was driven primarily by an increase in the average selling prices of both microprocessors and Flash memory products.

For the remainder of 2004, we believe critical success factors include: increasing market acceptance of 64-bit computing; our and FASL LLC’s ability to successfully develop and transition to the latest manufacturing process technologies; developing and introducing new products for the server and workstation markets on a timely basis and increasing our share of those markets; expanding our participation in emerging global markets, including China, Latin America, India, and Eastern Europe; improving our share of the Flash memory market, including enabling the increased adoption of MirrorBit technology; and maximizing the synergies of FASL LLC.

We have two reportable segments: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products. We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. The minority interest adjustment is discussed below. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. Prior to the third quarter of 2003, we had two reportable segments: the Core Products and Foundry Services segments. Primarily as a result of the formation of FASL LLC, effective as of June 30, 2003, we re-evaluated our reportable segments, and beginning in the third quarter of 2003, we changed our reportable segments to the Computation Products segment and the Memory Products segment. We believe that separate reporting of these operating segments, given our focus on FASL LLC as a separate operating company and its separate market brand—Spansion, provides more useful information to our stockholders.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment, but rather includes other small operating segments that are neither individually nor in the aggregate greater than ten percent of our consolidated revenues or assets. This category also includes certain operating expenses and credits that are not allocated to the operating segments.

Prior period segment information has been reclassified to conform to the current period presentation. As FASL LLC did not exist prior to June 30, 2003, the results of our operations for periods prior to the third quarter of 2003 do not include the consolidation of FASL LLC’s results of operations. Accordingly, our operating results for the quarter ended March 28, 2004 are not fully comparable with our results for the quarter ended March 30, 2003 and the segment operating information for the Memory Products segment for the quarter ended March 28, 2004 is not fully comparable to the reclassified segment information for the quarter ended March 30, 2003. As we have a 60 percent controlling interest in FASL LLC, Fujitsu’s 40 percent share in the net income (loss) of FASL LLC is reflected as a minority interest adjustment to our consolidated financial statements. This minority interest adjustment will not correspond to Memory Products segment operating income (loss) because Memory Products segment operating income (loss) includes operations incremental to those of FASL LLC. In addition, the minority interest calculation is based on FASL LLC’s net income (loss) rather than operating income (loss).

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

Management believes there have been no significant changes during the quarter ended March 28, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 28, 2004 and March 30, 2003 each included 13 weeks.

The following is a summary of our net sales by segment and category for the periods presented below:

	Quarter Ended
	March 28, 2004	December 28, 2003	March 30, 2003

	(Millions)
Computation Products	$571	$581	$470
Memory Products	628	566	218
All Other	37	59	27

Total	$1,236	$1,206	$715

Net Sales Comparison of Quarters Ended March 28, 2004 and December 28, 2003

Net sales of $1,236 million for the first quarter of 2004 increased three percent compared to net sales of $1,206 million for the fourth quarter of 2003.

Computation Products net sales of $571 million in the first quarter of 2004 decreased two percent compared to net sales of $581 million in the fourth quarter of 2003. The decrease in net sales was primarily due to a seven percent decrease in microprocessor unit shipments due primarily to lower seasonal market demand, partially offset by a seven percent increase in average selling prices of our microprocessor products. Average selling prices of our microprocessor products improved as a result of an improved product mix and increased market acceptance of both our higher-priced AMD Opteron processors in the enterprise market and our AMD Athlon 64 processors.

Memory Products net sales of $628 million in the first quarter of 2004 increased 11 percent compared to net sales of $566 million in the fourth quarter of 2003. The increase in net sales was primarily attributable to an increase of approximately 13 percent in average selling price, partially offset by a two percent decrease in unit shipments. Average selling prices of our Flash memory products improved primarily as a result of increased average bit densities in the products sold. Sales growth during the first quarter of 2004 was especially strong in the Americas, consisting of North America and Latin America, and Asia, which increased 30 percent and 18 percent, partially offset by a decrease of 19 percent in Europe.

All Other net sales of $37 million in the first quarter of 2004 decreased 36 percent compared to net sales of $59 million in the fourth quarter of 2003 and consisted primarily of net sales of our Personal Connectivity Solutions products. The decrease was due primarily to a $14 million decrease in revenue resulting from discontinued production of selected mature embedded processors and decreased sales of AMD Geode products due to lower seasonal demand.

Net Sales Comparison of Quarters Ended March 28, 2004 and March 30, 2003

Net sales of $1,236 million for the first quarter of 2004 increased 73 percent compared to net sales of $715 million for the first quarter of 2003.

Computation Products net sales of $571 million increased 22 percent in the first quarter of 2004 compared to the first quarter of 2003 as a result of improving market conditions across all geographic regions and also due to a 25 percent increase in microprocessor average selling prices, partially offset by a three percent decrease in microprocessor unit shipments. Average selling prices improved primarily as a result of sales of our higher priced AMD Opteron and AMD Athlon 64 microprocessors, which we introduced in April 2003 and September 2003 as well as higher average selling prices for our AMD Athlon XP processors.

Memory products net sales of $628 million increased 188 percent in the first quarter of 2004 compared to the first quarter of 2003. The increase in net sales was primarily attributable to the effect of consolidating the operating results of FASL LLC, which include FASL LLC’s sales to Fujitsu, as well as increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of customers and geographical sales territories between AMD and Fujitsu.

All Other net sales of $37 million in the first quarter of 2004 increased 41 percent compared to net sales of $27 million in the first quarter of 2003. The increase was primarily due to revenues from sales of AMD Geode products, a family of microprocessor products that we acquired from National Semiconductor Corporation in August 2003.

Comparison of Expenses, Gross Margin Percentage and Interest

The following is a summary of expenses, gross margin percentage and interest and other income, net for the periods presented below:

	Quarter Ended
	March 28, 2004	December 28, 2003	March 30, 2003

	(Millions except for gross margin percentage)
Cost of sales	$769	$779	$497
Gross margin percentage	38%	35%	31%
Research and development	$226	$227	$203
Marketing, general and administrative	180	163	138
Restructuring and other special charges, net	—	(8)	2
Interest income and other, net	11	9	7
Interest expense	30	31	26
Income tax provision	2	—	3

Gross margin percentage of 38 percent in the first quarter of 2004 improved from 35 percent in the fourth quarter of 2003 and 31 percent in the first quarter of 2003. The increase in gross margin from the fourth quarter of 2003 was primarily due to a richer product mix and higher average selling prices for both our microprocessor and Flash memory products in the first quarter of 2004. In addition, $19 million was realized from the sale of microprocessor products that had been previously written off, offset by a charge of approximately $9 million related to our settlement of an alleged patent infringement dispute with Intergraph Corporation relating to our microprocessors. The increase in gross margin from the first quarter of 2003 was primarily due to an increase in net sales of 73 percent, accompanied by an increase in cost of sales of only 55 percent. Our cost of sales increased at a lower rate than net sales primarily due to cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives. Further quantification of the improvement in gross margin percentage is not practical due to the consolidation of FASL LLC’s operating results from June 30, 2003.

We amortize capital grants and allowances and interest subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to cost of sales. The credits to cost of sales totaled $13.6 million in the first quarter of 2004, $12.7 million in the fourth quarter of 2003 and $10.9 million in the first quarter of 2003.

Research and development expenses of $226 million in the first quarter of 2004 were flat compared to $227 million in the fourth quarter of 2003. Research and development expenses increased 11 percent compared to the first quarter of 2003 due primarily to an increase in expenses as a result of an increase in headcount due to the formation of FASL LLC and increased research and development activities for our AMD64-based microprocessors.

From time to time, we also apply for and obtain subsidies from the State of Saxony and the Federal Republic of Germany for certain research and development projects. We record the research and development subsidies as a reduction of research and development expenses when all conditions and requirements are met. The credits to research and development expenses totaled $5.3 million in the first quarter of 2004, $13.3 million in the fourth quarter of 2003 and $5.4 million in the first quarter of 2003.

Marketing, general and administrative expenses of $180 million in the first quarter of 2004 increased 11 percent compared to $163 million in the fourth quarter of 2003 primarily as a result of a one-time retirement benefit expense of $5 million and approximately $4 million associated with ongoing branding efforts. Marketing, general and administrative expenses increased 30 percent compared to $138 million in the first quarter of 2003 primarily due to an increase in expenses as a result of the FASL LLC transaction and increased marketing efforts for our AMD64-based microprocessors.

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory.

As a result of the 2002 Restructuring Plan, as of March 28, 2004, 1,756 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $58 million in severance and employee benefit costs. The remaining accrual of approximately $2 million represents the severance benefit cost obligations for individuals who were included in the 2002 Plan and who were individually notified in 2003 of their employment terminations, which will occur during the remainder of 2004.

With the exception of the exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, we substantially completed the activities associated with the 2002 Restructuring Plan as of March 28, 2004. As a result of the 2002 Restructuring Plan, we realized overall cumulative cost reductions of approximately $194 million as of March 28, 2004.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through March 28, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(Thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash charges	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	$2,076	$115,186	$117,262

In 2001, we announced a restructuring plan (the 2001 Restructuring Plan) due to the continued slowdown in the semiconductor industry and a resulting decline in revenues. We completed the activities associated with the 2001 Restructuring Plan as of March 28, 2004, and during the quarter ended March 28, 2004, we did not record any additional charges or recoveries.

Interest income and other, net, of approximately $11 million in the first quarter of 2004 increased from $9 million in the fourth quarter of 2003 and from $7 million in the first quarter of 2003. The increase was primarily due to a gain of approximately $7.2 million from sales of equity investments in the first quarter of 2004 compared to a gain of $2.2 million in the first quarter of 2003. In the fourth quarter of 2003, interest income and other, net, included a non-recurring gain of approximately $6 million based on the difference between the carrying value and fair value of assets contributed by us to FASL LLC.

Interest expense of $30 million in the first quarter of 2004 was flat compared to $31 million in the fourth quarter of 2003 and increased from $26 million in the first quarter of 2003. The increase from the first quarter of 2003 was due primarily to the FASL LLC transaction, which resulted in additional interest expense of approximately $4 million.

Income Taxes

We recorded an income tax provision of approximately $2 million in the first quarter of 2004, a zero tax provision in the fourth quarter of 2003 and an income tax provision of approximately $3 million in the first quarter of 2003. The income tax provision recorded in the first quarter of 2004 was primarily for taxes due on income generated in certain foreign jurisdictions. No income tax provision was required in the fourth quarter of 2003 since a tax benefit from a U.S. federal tax refund from a carryback claim offset taxes due on income in certain foreign jurisdictions. The income tax provision recorded in the first quarter of 2003 was primarily for taxes due on income generated in certain foreign tax jurisdictions. No tax benefit was recorded in the first quarter of 2003 on U.S. pre-tax losses due to our recent history of operating losses. The effective tax rates for the quarters ended March 28, 2004, December 28, 2003 and March 30, 2003 were five percent, zero percent and negative two percent.

Other Items

International sales as a percent of net sales were 82 percent in the first quarter of 2004, compared to 83 percent in the fourth quarter of 2003 and 75 percent in the first quarter of 2003. In the first and fourth quarter of 2003, sales to Latin America, constituting approximately two percent of total net sales, were originally reported as domestic sales and have been reclassified as international sales. During the first quarter of 2004, approximately 27 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 25 percent during the fourth quarter of 2003 and one percent during the first quarter of 2003. The increase was primarily due to the consolidation of FASL LLC’s results of operations, which include sales by FASL LLC to Fujitsu, which are denominated in yen. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen-denominated manufacturing costs. In addition, we are subject to foreign currency risk related to our manufacturing costs in Fab 30, which are denominated in euros. We use foreign currency forward and option contracts to reduce our exposure to the euro, but future exchange rate fluctuations may cause increases or decreases to our Fab 30 manufacturing costs. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

Comparison of Segment Income (Loss)

The following is a summary of operating income (loss) for the periods presented below:

	Quarter Ended
	March 28, 2004	December 28, 2003	March 30, 2003

	(Millions)
Computation Products	$67	$63	$(53)
Memory Products	14	(3)	(64)
All Other	(20)	(14)	(8)

Total	$61	$46	$(125)

Computation Products operating income of $67 million in the first quarter of 2004 was relatively flat compared to operating income of $63 million in the fourth quarter of 2003.

Included in the operating income in the first quarter of 2004 was $19 million realized from the sale of microprocessor products that had been previously written off, partially offset by an approximately $9 million charge related to our settlement of an alleged patent infringement dispute with Intergraph Corporation relating to our microprocessors. Computation Products operating income in the first quarter of 2004 improved by $120 million compared to an operating loss of $53 million in the first quarter of 2003 primarily due to an increase of average selling prices of 25 percent, partially offset by a three percent decrease in microprocessor unit shipments.

Memory Products operating income of $14 million in the first quarter of 2004 improved by $17 million compared to operating loss of $3 million in the fourth quarter of 2003. The improvement was primarily due to an increase in average selling prices of Flash memory products of 13 percent as a result of increased average bit densites in products sold. Memory Products operating income improved by $78 million from the first quarter of 2003. Quantification of the improvement in operating results is not practical due to the consolidation of FASL LLC’s results of operations on June 30, 2003, which include sales to Fujitsu.

All Other operating loss of $20 million in the first quarter of 2004 increased by $6 million compared to the fourth quarter of 2003, primarily due to an $8 million credit adjustment to the restructuring charge in the fourth quarter of 2003. All Other operating loss of $20 million in the first quarter of 2004 increased $12 million compared to first quarter of 2003 primarily due to increases in corporate profit sharing and bonus expenses, which are not allocated to reporting segments.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at March 28, 2004 totaled $1.3 billion, which included approximately $355 million in cash, cash equivalents, and short-term investments maintained by FASL LLC. FASL LLC’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third party loan agreements, FASL LLC must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to FASL LLC’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by FASL LLC to fund its operations in accordance with its budget. If any cash remains, it must be used to repay FASL LLC’s outstanding debt to us and Fujitsu. Any remaining cash after such distributions is distributed at the discretion of FASL LLC’s board of managers, to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent and 40 percent. In addition, we had a compensating balance of $212 million at March 28, 2004, which represents the minimum cash balance that AMD Saxony must maintain pursuant to the terms of the Dresden Loan Agreements.

Net cash provided by operating activities in the first quarter of 2004 was approximately $206 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes of payables and accrued liabilities in the first quarter of 2004 included refunds of $21 million of customer deposits under long-term purchase agreements and $16 million in royalty payments under a cross-license agreement. At March 28, 2004, Fujitsu accounted for approximately 35 percent of our consolidated net accounts receivable and approximately 25 percent of our consolidated net sales.

Net cash used by operating activities in the first quarter of 2003 was approximately $78 million. This was primarily caused by our net loss for the period adjusted for non-cash charges, primarily depreciation and amortization. The net changes in payables and accrued liabilities in the first quarter of 2003 included refunds of $27 million of customer deposits under long-term purchase agreements, a payment of $90 million for a technology license from IBM and approximately $23 million of payments under the 2002 Restructuring Plan.

Net cash used by investing activities was $208 million in the first quarter of 2004, primarily used to purchase property, plant and equipment, including the continuing construction of the new 300-millimeter wafer fabrication facility in Dresden, Germany.

Net cash provided by investing activities was $60 million during the first quarter of 2003 primarily as a result of $239 million of net proceeds from purchases and sales of available-for-sale securities, offset by $180 million used for the purchases of property, plant, and equipment, primarily for Fab 25 and Fab 30.

Net cash used by financing activities was $6 million in the first quarter of 2004, primarily for payments on debt and capital lease obligations, offset by proceeds from an equipment sale and leaseback transaction and sale of stock under our Employee Stock Purchase Plan and employee stock option exercises.

Net cash used by financing activities was $65 million during the first quarter of 2003 primarily due to an increase of a compensating cash balance. The compensating cash balance represents the minimum cash balance that must be maintained by AMD Saxony in order to comply with the minimum liquidity covenant set forth in the Dresden Loan Agreements.

Notes Payable to Banks

On April 19, 2004, we amended our July 2003 Loan Agreement. The July 2003 Loan Agreement, as amended, provides for a secured revolving line of credit of up to $125 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of March 28, 2004, no borrowings were outstanding under the July 2003 Loan Agreement, as amended. The primary purpose of the April amendment was to eliminate any conflict between our obligations under the July 2003 Loan Agreement and our obligations under the Fab 36 Loan Agreements and partnership agreements.

Pursuant to the terms of the July 2003 Loan Agreement, we have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

•	comply with restrictions on our ability to pay cash dividends on our common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount
Last day of each fiscal quarter in 2004	$1.425 billion
Last day of each fiscal quarter in 2005	$1.85 billion
Last day of each fiscal quarter thereafter	$2.0 billion

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
Four fiscal quarters ending March 31, 2004	$550 million
Four fiscal quarters ending June 30, 2004	$750 million
Four fiscal quarters ending September 30, 2004	$850 million
Four fiscal quarters ending December 31, 2004	$950 million
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050 million

As of March 28, 2004, net domestic cash, as defined, totaled $483 million and the preceding financial covenants were not applicable. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding FASL LLC’s accounts receivable, inventory, and general intangibles.

FASL Japan’s Revolving Loan Agreements

Because most amounts under the FASL Japan Revolving Loan Agreements are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of March 28, 2004 of 105.91 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

In March 2004, FASL Japan entered into a revolving facility credit agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $142 million as of March 28, 2004). The revolving facility consists of two tranches: tranche A in the aggregate amount of up to nine billion yen (approximately $85 million as of March 28, 2004); and tranche B in the aggregate amount of up to six billion yen (approximately $57 million as of March 28, 2004). FASL Japan can draw under the facility from March 25, 2004 to March 24, 2005. However, as described in more detail below, the total amount that FASL Japan can draw is limited based on the value of FASL Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent per annum. Amounts borrowed under tranche B, bear interest at a rate of TIBOR plus 1.2 percent per annum. FASL Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005. As of March 28, 2004, there were no borrowings outstanding under this facility.

Pursuant to the terms of the revolving facility agreement, FASL Japan is required to comply with the following financial covenants:

•	Ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	Maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $567 million as of March 28, 2004) as of the last day of each fiscal quarter;

•	Maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
First fiscal quarter 2004	$24 million
First – second fiscal quarters 2004	$69 million
Fiscal year 2004	$216 million

•	Ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than the following percentages:

Period	Percentage
First fiscal quarter 2004	100%
Second fiscal quarter 2004	110%
Third – fourth fiscal quarters 2004	120%

As of March 28, 2004, FASL Japan was in compliance with these financial covenants.

As security for amounts outstanding under the revolving facility, FASL Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, FASL Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. In addition, pursuant to the terms of the trust agreement, the trustee collects payments from Fujitsu into a separate trust account and releases these amounts to FASL Japan, subject to the calculated thresholds, upon instruction from the agent for the lenders. At any time when the accounts receivable balance in the trust account is less than the required thresholds, FASL Japan is required to do one of the following to cure the shortfall:

•	Provide additional cash to the trust; or

•	Repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to FASL Japan, including filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of March 28, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to FASL Japan or other obligations under their purchase and sale agreement, or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million as of March 28, 2004). As of March 28, 2004, the amount of principal held in the trust was approximately $155 million.

Contractual Cash Obligations and Guarantees

The following tables summarize our principal contractual cash obligations that are recorded on our consolidated balance sheets and principal guarantees of such indebtedness at March 28, 2004, and are supplemented by the discussion following the tables.

Principal Contractual Cash Obligations at March 28, 2004 were:

		Payments Due By Period
	Total	2004	2005	2006	2007	2008	2009 and beyond
	(Thousands)
4.75% Convertible Senior Debentures Due 2022	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	402,500	—	—
Dresden Term Loan	628,639	18,169	327,038	283,432	—	—	—
AMD Penang Term Loan	6,495	1,139	1,518	1,518	1,518	802	—
July 2003 FASL Term Loan	65,224	27,500	27,500	10,224	—	—	—
FASL Japan Term Loan	158,625	33,991	56,652	45,321	22,661	—	—
Fujitsu Cash Note	40,000	—	10,000	30,000	—	—	—
Capital lease obligations	252,754	66,477	94,055	87,062	5,031	129	—
Other long-term liabilities	93,092	—	10,912	15,262	15,555	16,123	35,240

Total principal contractual cash obligations	$2,147,329	$147,276	$527,675	$472,819	$447,265	$17,054	$535,240

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of March 28, 2004 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheets as of March 28, 2004 and their expected expiration dates by year:

		Amounts of Guarantee Expiration per Period
	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
	(Thousands)
Dresden intercompany guarantee	$314,320	$9,085	$163,519	$141,716	$—	$—	$—
July 2003 FASL term loan guarantee	39,134	16,500	16,500	6,134	—	—	—
FASL Japan term loan guarantee	95,175	20,395	33,991	27,192	13,597	—	—
FASL capital lease guarantees	131,274	31,782	51,814	44,407	3,271	—	—

Total guarantees	$579,903	$77,762	$265,824	$219,449	$16,868	$—	$—

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

Because these guarantees were either issued before December 31, 2002 and the underlying liabilities were already recorded on our unaudited condensed consolidated balance sheets or they are intercompany guarantees, we did not record any incremental liability associated with these guarantees.

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

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principle amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

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

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principle amount
Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

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

We may elect to purchase or otherwise retire our notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Dresden Term Loan and Dresden Intercompany Guarantee

AMD Saxony, our indirect, wholly owned German subsidiary, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.5 billion when it is fully equipped by the end of 2005. As of March 28, 2004, we had invested approximately $2.3 billion in AMD Saxony and we currently estimate that during the remainder of 2004 we will invest approximately $138 million.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. The Dresden Loan Agreements were amended in February 2004 primarily to accommodate the construction, facilitization, and operation of Fab 36.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used the exchange rate as of March 28, 2004, of 0.826 euro to one U.S. dollar to translate the amounts denominated in deutsche marks into U.S. dollars.

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

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of March 28, 2004 we had provided $176 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our unaudited condensed consolidated financial statements.

In addition to support from us, the consortium of banks referred to above made available $929 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $629 million of such loans outstanding as of March 28, 2004, which are included in our unaudited condensed consolidated balance sheet.

Finally, pursuant to a Subsidy Agreement, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony bank debt, or $409 million;

•	capital investment grants and allowances totaling up to approximately $441 million; and

•	interest subsidies totaling $186 million.

Of these amounts, AMD Saxony received approximately $412 million in capital investment grants and allowances and $140 million in interest subsidies. In addition, AMD Saxony has received advance payments for interest subsidies amounting to $13 million as of March 28, 2004. AMD Saxony also received $55 million in research and development subsidies through March 28, 2004. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses. As of March 28, 2004, these amounts were amortized through December 2008. Historical exchange rates in effect at the time these investment grants and allowances and interest subsidies were received were used to translate amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

Under the Subsidy Agreement for the construction and financing of Fab 30, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 2003, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. However, the aggregate amount of grants and allowances actually received by AMD Saxony to date, calculated as a percentage of the maximum amount of grants and allowances available, does not exceed the actual headcount at AMD Saxony at December 2003, calculated as a percentage of the headcount target undertaken in the Subsidy Agreement. Accordingly, AMD Saxony does not believe it has received grants and allowances in excess of its entitlement under the Subsidy Agreement. However, we anticipate that the maximum amount of capital investment grants and allowances available under the Subsidy Agreement will be reduced from an originally anticipated amount of $504 million to approximately $441 million. We adjusted the quarterly amortization of these amounts accordingly.

In April 2004, the German governmental authorities advised AMD Saxony that rather than maintaining employee headcount attained by December 2003 through December 2008, it would be required to maintain employee headcount attained as of December 2002 through December 2007. Beginning as of the second quarter of 2004, we will adjust the quarterly amortization of the grants and allowances accordingly. In addition, based on employee headcount attained as of December 2002, AMD Saxony does not believe that it has received grants and allowances in excess of its entitlement under the Subsidy Agreement.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee of up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $135 million or more than $363 million, until the bank loans are repaid in full. As of March 28, 2004, the amount outstanding under the guarantee was $314 million.

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

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements. As of March 28, 2004, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements and the lenders determine that their legal or risk position is materially adversely affected, we will be in default under the Dresden Loan Agreements, which would permit acceleration of the outstanding loans of approximately $629 million. The occurrence of a default under these agreements would likely result in a cross default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, quarterly principal installments through February 2009. The total amount outstanding as of March 28, 2004 was approximately $7 million.

July 2003 FASL Term Loan and Guarantee

Effective March 29, 2004, FASL LLC amended its July 2003 FASL Term Loan. Under July 2003 FASL Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.16 percent at March 28, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of March 28, 2004, $65 million was outstanding under the July 2003 FASL Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. FASL LLC granted a security interest in certain property, plant and equipment as security under the July 2003 FASL Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Pursuant to the terms of the July 2003 FASL Term Loan, during an enhanced covenant period, FASL LLC is, among other things, restricted in its ability to pay cash dividends in respect of membership interests. In addition, during an enhanced covenant period, FASL LLC is also required to comply with the following financial covenants:

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

Prior to the March 2004 amendment, FASL LLC would enter into an enhanced covenant period if its net domestic cash balance (as defined in the July 2003 FASL Term Loan) declined below $130 million through the first quarter of 2004, $120 million during the second quarter of 2004 to the end of 2005 and $100 million during 2006. At March 28, 2004, FASL LLC’s net domestic cash totaled $196 million, and the preceding financial covenants were not applicable.

As a result of the March 29, 2004 amendment, the definition of enhanced covenant period was revised such that FASL LLC enters into an enhanced covenant period if either its net domestic cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $130 million.

FASL Japan Term Loan and Guarantee

Because most amounts under the FASL Japan Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of March 28, 2004 of 105.91 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

As a result of the FASL LLC transaction, the third-party loans of our previous manufacturing joint venture with Fujitsu, Fujitsu AMD Semiconductor Limited, or the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between FASL Japan Limited, a wholly owned subsidiary of FASL LLC that owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and FASL Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of March 28, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of March 28, 2004, $159 million was outstanding under this term loan agreement. FASL Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Under this loan agreement, FASL Japan is required to comply with the following financial covenants:

•	Ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	Maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen;

•	Maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
First fiscal quarter of 2004	$24 million
First and second fiscal quarters of 2004	$69 million
Fiscal year 2004	$216 million
Fiscal year 2005	$199 million
Fiscal year 2006	$184 million

•	Ensure that as of the last day of any fiscal quarter the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period including lease rentals plus (iii) maintenance capital expenditures for FASL Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage
First fiscal quarter of 2004	100%
Second fiscal quarter of 2004	110%
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of March 28, 2004, FASL Japan was in compliance with these financial covenants.

Fujitsu Cash Note

As a result of the FASL LLC transaction, Fujitsu loaned $40 million to FASL LLC pursuant to a promissory note. The note bears an interest rate of LIBOR plus four percent, which was 5.16 percent as of March 28, 2004, and has a term of three years. The note is repayable in four equal payments, including interest, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

Capital Lease Obligations

As of March 28, 2004, we had aggregate outstanding capital lease obligations of approximately $253 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment. We guaranteed approximately $131 million of FASL LLC’s aggregate outstanding capital lease obligations as of March 28, 2004.

Other Long-term Liabilities

Included in other long-term liabilities as of March 28, 2004 is approximately $93 million of restructuring accrual that will be paid through 2011. Excluded from contractual cash obligations are approximately $240 million of deferred grants and subsidies related to the Fab 30 project and a $23 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998, as these liabilities do not require cash payments.

Principal Contractual Cash Obligations that are not Recorded on Our Unaudited Condensed Consolidated Balance Sheets at March 28, 2004 were:

		Payments Due By Period
	Total	2004	2005	2006	2007	2008	2009 and beyond
				(Thousands)
Operating leases	$395,972	$49,380	$55,510	$42,153	$35,147	$34,690	$179,092
Unconditional purchase commitments	934,427	449,880	131,291	55,215	46,715	28,864	222,462

Total principal contractual cash obligations	$1,330,399	$499,260	$186,801	$97,368	$81,862	$63,554	$401,554

Operating Leases and Unconditional Purchase Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of March 28, 2004, were approximately $396 million, of which $122 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total purchase commitments as of March 28, 2004, were approximately $934 million for periods through 2020. These purchase commitments included approximately $379 million of payments to M+W Zander pursuant to an agreement for the design and construction of Fab 36. These payments will be made to M+W Zander as services are performed. Our purchase commitments also included $70 million representing future payments to IBM under our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Purchase commitments also included approximately $69 million for software maintenance agreements that require periodic payments through 2007. As a result, we have not recorded any liabilities relating to these agreements. The remaining $416 million primarily consists of commitments to purchase raw materials, natural resources and office supplies, including approximately $260 million related to commitments by AMD Fab 36 KG to purchase energy and gas through 2020.

Guarantees of Indebtedness not Recorded on Our Unaudited Condensed Consolidated Balance Sheets

The following table summarizes the principal guarantees issued as of March 28, 2004 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheets as of March 28, 2004 and their expected expiration dates:

(Thousands)	Amounts Guaranteed *	Amounts of Guarantee Expiration per Period
		2004	2005	2006	2007	2008	2009 and Beyond
FASL LLC operating lease guarantees	$24,681	$9,929	$8,794	$5,958	$—	$—	$—
AMTC revolving loan guarantee	38,760	—	—	—	38,760	—	—
AMTC rental guarantee	136,043	—	—	—	—	—	136,043	**

Total guarantees	$199,484	$9,929	$8,794	$5,958	$38,760	$—	$136,043

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
**	Amounts outstanding diminish as term loan is repaid.

We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to the effective date of FIN 45.

FASL LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by FASL LLC and its subsidiaries totaling approximately $25 million as of March 28, 2004. The amounts guaranteed are reduced by the actual amount of lease payments paid by FASL LLC over the lease terms.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $145 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, we guaranteed up to approximately $30 million plus interest and expenses under the term loan, up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $16 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $136 million. As of March 28, 2004, $71 million was drawn under the revolving credit facility, and $76 million was drawn under the term loan. These borrowings are subject to the guarantees described above except that our guarantee obligations with respect to the term loan terminated in February 2004 because AMTC occupied the photomask facility under the rental agreement and the previously executed rental guarantee replaced the term loan guarantee.

Other Financial Matters

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

In November 2003, we announced our intention to construct and facilitize a 300-millimeter wafer fabrication facility, Fab 36. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, and is located in Dresden, Germany, adjacent to Fab 30. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in 2006. AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. We also anticipate receiving up to approximately $660 million in grants and allowances from federal and state German authorities for the project. We expect that capital expenditures for Fab 36 through 2007 will be approximately $2.5 billion in the aggregate, of which approximately $547 million will occur during the remainder of 2004.

On April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution to finance the purchase of equipment and tools required to construct and operate Fab 36. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements. AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly-owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their equity and membership interests in AMD Fab 36 KG.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of March 28, 2004, of 0.826 euro to one U.S. dollar to translate the amounts denominated in euros into U.S. dollars.

The Fab 36 Loan Agreements provide funding for the purchase of equipment and tools required to construct and operate Fab 36. The funding consists of:

•	equity contributions and revolving loans and a guarantee from, and full cost reimbursement through, AMD;

•	investments from the unaffiliated limited partners of AMD Fab 36 KG;

•	loans from a consortium of banks; and

•	subsidies consisting of grants and allowances, and a loan guarantee from the Federal Republic of Germany and the State of Saxony.

As of March 28, 2004 we had provided $108 million of equity investments in AMD Fab 36 KG and we had not provided any loans. These amounts have been eliminated in our consolidated financial statements.

In addition to support from us, the consortium of banks referred to above will make available up to $848 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of $1.2 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin agreed to provide an aggregate of $709 million; Leipziger Messe agreed to provide an aggregate of $242 million and Fab 36 Beteiligungs agreed to provide an aggregate of $145 million. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. The partnership agreements also specify that the unaffiliated partners receive a guaranteed payment of between 11 percent and 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed its capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their interests to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their interests to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.2 million to Leipziger Messe or $2.5 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase a portion of Leipziger Messe’s and Fab 36 Beteiligungs interests over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $97 million of Leipziger Messe’s interests in annual 25 percent installments commencing one year after Leipziger Messe has completed its applicable contributions and $73 million of Fab 36 Beteiligungs’ interests in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its applicable contributions.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project. We anticipate such support to be in the form of:

•	deficiency guarantees equal to 80 percent of the amounts outstanding under the Fab 36 Loan Agreements; and

•	subsidies consisting of grants and allowances totaling up to approximately $660 million.

As of March 28, 2004, AMD Fab 36 KG has not received any grants or allowances.

The Fab 36 Loan Agreements also require that we:

•	provide funding to AMD Fab 36 KG if cash shortfalls occur, including funding shortfalls in government subsidies resulting from any defaults caused by AMD Fab 36 KG or its affiliates; and

•	guarantee 100 percent of AMD Fab 36 KG’s obligations under the Fab 36 Loan Agreements until the bank loans are repaid in full.

AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	the failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or our failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements or otherwise comply with our obligations under the Fab 36 Loan Agreements;

•	the failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	the occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	the occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In addition, generally any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by AMD that results in recourse to us of more than $24 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

FASL LLC

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

Short-Term and Long-Term Liquidity

We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments over the next twelve months and longer-term. Should additional funding be required, such as to meet the payment obligation of our long term debt when due, or to finance the construction and facilitization of Fab 36, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings, from additional securities which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Outlook

During the second quarter of 2004, for our Computation Products segment, we expect net sales to decline modestly in accordance with industry seasonal patterns. For our Memory Products segment, we expect net sales to increase modestly for the second quarter of 2004. In the aggregate, we believe seasonal patterns will prevail and aggregate net sales will be approximately flat for the second quarter of 2004. During the second quarter of 2004, we expect gross margins could decrease modestly due to increased net sales of our Flash memory products relative to our microprocessor products. Sales of our Flash memory products typically generate lower gross margins than sales of our microprocessor products.

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

Section II. General Option Information

The following is a summary of stock option activity for the quarter ended March 28, 2004 and year ended December 28, 2003:

	Quarter Ended March 28, 2004		Year Ended December 28, 2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(Thousands except share price)
Options:
Outstanding at beginning of period	40,969	$12.92	60,408	$18.58
Granted	16,959	14.77	5,575	9.46
Canceled	(858)	26.04	(22,642)	27.69
Exercised	(1,579)	9.60	(2,372)	7.86

Outstanding at end of period	55,491	$13.38	40,969	$12.92

Exercisable at end of period	27,964	$13.51	28,624	$13.66
Available for grant at beginning of period	29,613		13,019
Available for grant at end of period	13,502		29,613

In-the-money and out-of-the-money stock option information as of March 28, 2004, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(Thousands except share price)
In-the-Money	20,283	$9.18	25,721	N/A	(3)	46,004		$11.22
Out-of-the-Money (1)	7,681	$24.97	1,806	N/A	(3)	9,487		$23.87

Total Options Outstanding	27,964	$13.51	27,527			55,491	(2)	$13.38

(1)	Out-of-the-money stock options have an exercise price equal to or above $15.51, the market value of our common stock, on March 26, 2004, the last trading day of the first quarter of 2004.
(2)	Includes 380,675 shares granted from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III. Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	YTD 2004	2003	2002
Net grants (1) during the period as % of outstanding shares (2)	4.57%	(4.87)%	2.44%
Grants to listed officers (3) during the period as % of total options granted	1.29%	11.77%	14.33%
Grants to listed officers (3) during the period as % of outstanding shares	0.06%	0.19%	0.49%
Cumulative options held by listed officers (3) as % of total options outstanding	16.85%	22.90%	17.93%

(1)	Options grants are net of options canceled.
(2)	Outstanding shares as of March 28, 2004, December 28, 2003 and December 29, 2002.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2004, 2003 and 2002.

Section IV. Executive Options

Options granted to listed officers for the quarter ended March 28, 2004 were as follows:

	2004 Option Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of March 28, 2004	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000	0.74%	$14.64	2/2/2014	$1,150,877	$2,916,549
W. J. Sanders III	—	N/A	N/A	N/A	N/A	N/A
William T. Siegle	18,750	0.11%	$14.64	2/2/2014	$172,632	$437,482
Derrick R. Meyer	37,500	0.22%	$14.64	2/2/2014	$345,263	$874,965
Bertrand F. Cambou	37,500	0.22%	$14.64	2/2/2014	$345,263	$874,965

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 29, 2004.

Option exercises during 2004 and option values for listed officers(1) for the quarter ended March 28, 2004 were as follows:

			Number of Securities Underlying Unexercised Options at March 28, 2004		Values of Unexercised In-the Money Options at March 28, 2004
Name	Shares Acquired on Exercise	Value Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	—	$—	2,250,000	1,950,000	$—	$3,206,250
W. J. Sanders III	200,000	$441,569	3,600,000	—	$18,564,000	—
William T. Siegle	12,000	$202,520	563,916	102,084	$1,966,665	$546,198
Derrick R. Meyer	—	$—	343,544	242,406	$1,125,857	$1,166,895
Bertrand F. Cambou	—	$—	105,000	195,000	$—	$679,500

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 29, 2004.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or fiscal yearend) and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of March 28, 2004, are summarized in the following table:

	Quarter Ended March 28, 2004

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by stockholders	29,959,189		$14.79	9,160,903
Equity compensation plans not approved by stockholders	25,531,828	(1)	$11.72	4,340,814	(2)

TOTAL	55,491,017			13,501,717

(1)	Includes 380,675 shares granted from treasury stock as non-plan grants.
(2)	Of these shares, approximately 1,677,767 shares could have been issued as restricted stock under the 1998 Stock Incentive Plan.

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

On April 29, 2004 our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. All of our equity compensation plans that were in effect prior to April 29, 2004, including those which had not been approved by our stockholders, were consolidated under the 2004 Plan. As of April 29, 2004 no further awards will be made under our prior equity incentive plans.

Risk Factors

We must achieve further market acceptance for our AMD Opteron and AMD Athlon 64 microprocessors, or we will be materially adversely affected. We introduced our AMD Opteron processors in April 2003, and we introduced our AMD Athlon 64 processors in September 2003. We designed these processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including:

•	continued market acceptance of our new 64-bit technology, AMD64, including the willingness of users to purchase products with 64-bit capability prior to having transitioned to 64-bit computing;

•	our ability to produce these processors in a timely manner on new process technologies, including 90-nanometer silicon-on-insulator technology, in the volume and with the performance and feature set required by customers;

•	our ability to successfully transition to 90-nanometer manufacturing process technology on a timely basis;

•	the availability, performance and feature set of motherboards and chipsets designed for these processors; and

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications.

We cannot be certain that our substantial investments for research and development of process technologies will lead to timely improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive. We make substantial investments in research and development for process technologies in an effort to improve the technologies and equipment used to fabricate our products. In December 2002, we executed an agreement with IBM to jointly develop new logic process technologies, particularly 65- and 45-nanometer technologies to be implemented on 300-millimeter silicon wafers, for use in producing future high-performance microprocessor products. The successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in this agreement are critical to our AMD Opteron and AMD Athlon 64 microprocessors and to our ability to commence operations at Fab 36 in accordance with our planned schedule. From the beginning of 2002 through March 28, 2004, we paid approximately $200 million to IBM in connection with agreements and services related to research and development activities. We cannot be certain that we will be able to develop, or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably or on a timely basis. Furthermore, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive or that our partnerships will be successful.

We have experienced substantial fluctuations in revenues since 2001, and we may experience declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues were $1,236 million for the first quarter of 2004 compared to $1,206 million for the fourth quarter of 2003 and $715 million for the first quarter of 2003. We generated net income of $45 million for the first quarter of 2004 compared to net income of $43 million for the fourth quarter of 2003 and a net loss of $146 million for the first quarter of 2003. If conditions do not continue to improve in the microprocessor or Flash memory markets in accordance with our expectations, we may experience declines in revenue and operating losses. We cannot assure you that we will be able to sustain profitability.

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

Fluctuations in the computer market may continue to materially adversely affect us. The Computation Products segment of our business is dependent upon the market for computers, including PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If end user demand for PCs is below our expectations or if market acceptance of our AMD Opteron processors by enterprises does not continue in accordance with our expectations, we may be adversely affected.

In addition, current trends of consolidation within the personal computer industry, as evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

We plan for significant capital expenditures in fiscal 2004, and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected. We plan for capital expenditures of approximately $1.5 billion in fiscal 2004. Our ability to fund these expenditures depends on generating sufficient cash flow from operations and the availability of external financing, including third-party investments for the Fab 36 project and third-party financing for FASL LLC’s expansion plans. Our capital expenditures for 2004 include approximately $601 million for the Fab 36 project and approximately $158 million for the Fab 30 project. In addition, FASL LLC expects to spend approximately $621 million during fiscal 2004 in connection with its plans to increase the manufacturing capacity of its wafer fabrication and assembly and test facilities and for other research and development activities.

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

In addition, a significant amount of the costs of the Fab 36 project are denominated in euros. When we initially forecasted our budget for the Fab 36 project, we modeled certain financial assumptions, including that the foreign exchange rate, over time, would be one euro to one U.S. dollar. Since our initial forecast, the U.S. dollar has depreciated against the euro. If the U.S. dollar continues to depreciate against the euro, the costs of the Fab 36 project will be higher than we planned, which could have a material adverse effect on us.

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

We have a substantial amount of debt and debt service obligations, and may incur additional debt, which could adversely affect our financial position and prevent us from fulfilling our obligations under the agreements governing our indebtedness. We have a substantial amount of debt and we may incur additional debt in the future. At March 28, 2004, our total debt was $2.1 billion and stockholders’ equity was $2.5 billion. In addition, at March 28, 2004, we had up to $125 million of availability under our July 2003 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $199 million of debt, which is not reflected as debt on our balance sheet.

In addition, we currently anticipate that AMD Fab 36 KG will be able to draw under the Fab 36 Loan Agreements during 2006. Repayments of amounts drawn under this facility commence on September 30, 2007 and continue through March 31, 2011. AMD guaranteed 100 percent of the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment by AMD Fab 36 KG of grants and allowances provided by the Federal Republic of Germany and the State of Saxony should such repayment be required pursuant to the terms of the subsidy arrangements.

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

If we are not successful in continuing to integrate the operations of FASL LLC, we could be materially adversely affected. Effective June 30, 2003, we and Fujitsu Limited executed several agreements that resulted in the integration of our and Fujitsu’s Flash memory operations. We contributed Flash memory inventory, Fab 25 in Austin, Texas, the Submicron Development Center, or SDC, and our Flash memory assembly and test operations in Thailand, Malaysia and China. Fujitsu contributed its Flash memory division, including related inventory, cash, and its Flash memory assembly and test operations in Malaysia. In addition, both we and Fujitsu contributed our respective investments in our previous Manufacturing Joint Venture, Fujitsu AMD Semiconductor Limited, located in Aizu-Wakamatsu, Japan, which became a wholly owned subsidiary of FASL LLC.

Our anticipated benefits from this transaction are subject to, among other things, the following risks:

•	the possibility that FASL LLC will not be successful because of problems integrating the operations and employees of the two companies or achieving the efficiencies and other advantages intended by the transaction; and

•	the possibility that global business and economic conditions will worsen, resulting in lower than currently expected demand for Flash memory products, particularly in the high-end cellular telephone sector.

We cannot assure you that we will be able to successfully integrate these operations or that we will be able to achieve and sustain any benefit from FASL LLC’s creation.

Intel Corporation’s dominance of the microprocessor market, its position in the Flash memory market and its business practices may limit our ability to compete effectively. Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a significant competitor in the server segment of the microprocessor market and in the Flash memory market. Intel’s significant financial resources allow it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. For example, Intel exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by its:

•	pricing and allocation strategies and actions, including aggressive pricing for Flash memory products and microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, chipset and basic input/output system, or BIOS, suppliers; and

•	user brand loyalty.

Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the PC system platform. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other third-party companies to have delayed access to such standards. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

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

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development than we do. We expect competition from Intel to increase in 2004 and beyond to the extent Intel reduces prices for either its microprocessor and/or Flash memory products and as Intel introduces new competitive products. For example, in February 2004, Intel announced that it intends to introduce 64-bit processors for servers and workstations that will be able to run existing 32-bit software applications in mid-2004. We believe that these processors will compete with our AMD Opteron microprocessors. In addition, Intel announced that it will offer 64-bit processors for the desktop market and other market segments that will be able to run existing 32-bit software applications in a time frame based on both timing and availability of the infrastructure required to support them and customer demand. These products would compete with our AMD Athlon 64 microprocessors. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We have not yet made comparable transitions at our microprocessor manufacturing facilities. As a result, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s strong position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could adversely affect our revenues.

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

To be successful, we must increase sales of our x86 microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	continued market acceptance for the AMD Opteron and AMD Athlon 64 microprocessors, which rely on market acceptance and demand for our AMD64 technology;

•	our ability to fund our planned 300-millimeter wafer fabrication facility and develop associated process technologies that will be required for long-term competitiveness;

•	our ability to increase our share of the enterprise market with tier-one OEM customers in order to have the demand necessary to utilize the capacity of our planned 300-millimeter wafer fabrication facility;

•	our ability to successfully market the AMD Athlon XP, AMD Opteron, AMD Athlon 64 and AMD Duron processors, which rely in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	the pace at which we expect to be able to convert production in Fab 30 to 90-nanometer process technology;

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

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

If we were to lose Microsoft Corporation’s support for our products, our ability to market our processors would be materially adversely affected. Our ability to innovate beyond the x86 instruction set controlled by Intel depends on Microsoft’s designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, including a timely introduction of an operating system that works with our AMD64 technology introduced with our AMD Opteron and AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. If we fail to retain the support of Microsoft, or if there is a significant delay in Microsoft’s release of an operating system that works with our AMD64 technology our ability to market our processors could be materially adversely affected.

The loss of a significant customer for our Spansion Flash memory products in the high-end mobile telephone market, or a lack of continued market acceptance of FASL LLC’s MirrorBit technology may have a material adverse effect on us. Since the third quarter of 2002, our Flash memory product sales growth was dependent on the strength in the high-end mobile phone market. To date, our sales in that market have been concentrated with a limited group of customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as new competitors enter the Flash memory market, particularly the NOR segment, existing competing manufacturers introduce new products or pursue aggressive pricing strategies and industry wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, a downturn in the mobile phone market or a loss of a significant mobile phone customer, would have a material adverse effect on us.

In July 2002, we commenced production shipments of the first product with MirrorBit technology. MirrorBit technology is a memory cell architecture that enables Flash memory products to hold twice as much data as standard Flash memory devices. A lack of continued customer or market acceptance of FASL LLC’s MirrorBit technology, adoption of such technology at a slower rate than we anticipate, or any substantial difficulty in transitioning Flash memory products, including those based on MirrorBit technology, to any future process technology could reduce FASL LLC’s ability to be competitive in the market and could have a material adverse effect on us.

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

Worldwide economic and political conditions may affect demand for our products and slow payment by our customers. The recent economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action in the Middle East, adversely affected demand for our products. Although economic conditions began to improve in the second half of 2003, another decline of the worldwide semiconductor market or a future decline in economic conditions or a decline in consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. If the economic slowdown returns as a result of terrorist activities, military action or otherwise, it could adversely impact our customers’ ability to pay us in a timely manner.

Manufacturing capacity constraints and manufacturing capacity utilization rates may adversely affect us. There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us. If we do not transition to 90-nanometer manufacturing process technology at Fab 30 on a timely basis, we may not be able to meet the demand for certain of our microprocessor products. In addition, if FASL LLC does not transition to 110 - nanometer manufacturing process technology at its facilities on a timely basis, it may not be able to meet our or Fujitsu’s demand for certain of its Flash memory products. If FASL LLC’s manufacturing facilities are inadequate to meet our demand for certain Flash memory products, FASL LLC may not be able to provide us with sufficient quantities of these products to allow us to meet demand for these products from our customers.

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

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected. Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance, and decrease costs. During 2004, we plan to begin to transition certain of our microprocessor production to 90-nanometer process technology, and FASL LLC intends to begin to transition the production of certain of its memory products to 110-nanometer process technology. During periods when we or FASL LLC are implementing new process technologies, our or FASL LLC’s manufacturing facilities may not be fully productive. Substantial delay in the technology transitions in Fab 30 to smaller process technologies employing silicon-on-insulator technology and in FASL LLC’s wafer fabrication facilities to smaller geometries could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. For example, Intel currently manufactures certain microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We have not yet made comparable transitions at our microprocessor manufacturing facilities. Furthermore, impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot be sure that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 2003 Loan Agreement, as amended, contains restrictive covenants and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts, and the Dresden Loan Agreements impose restrictive covenants on AMD Saxony, including a restriction on its ability to pay dividends. The July 2003 FASL Term Loan, as amended, contains restrictive covenants, including a prohibition on FASL LLC’s ability to pay dividends and also requires FASL LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash or its net worldwide cash is below specified amounts.

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

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us. Nearly all product assembly and final testing of our microprocessor products are performed at our manufacturing facilities in Malaysia and Singapore. Nearly all product assembly and final testing of Spansion products are performed at FASL LLC’s facilities in Malaysia, Thailand, and China. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers for the production of our Personal Connectivity Solutions and chipset products, international joint ventures for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors, and we have international sales operations.

The political and economic risks associated with our operations in foreign countries include, without limitation:

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

We rely on third parties to provide supply-chain logistics functions, including physical distribution of our products, and some information technology services. We rely on a third-party provider to deliver our products to our customers and to distribute materials for Fab 25 and the SDC. In addition, we rely on a third-party provider in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for Fab 25 and the SDC may be adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us. We market and sell our products directly to OEMs and through authorized third-party distributions. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products entering the market result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel compete with heavily discounted products, which adversely effects demand for our products. In addition, our inability to control gray marketing activities could result in customer satisfaction issues, because anytime products are purchased outside our authorized distribution channel, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered in some way, or used products represented as new. Further, gray market products can be mishandled or damaged, which would cause additional customer satisfaction issues. Our inability to control sales of our products on the gray market can have a material adverse effect on us.

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

The conversion of our outstanding 4.50% Notes could have a significant negative impact on our earnings per share and the market price of our common stock. On November 25, 2002, we sold $402.5 million of our 4.50% Notes in a registered offering. The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of our common stock, for an aggregate potential issuance of approximately 54 million additional shares. On May 3, 2004, the closing price of our common stock, as reported on the New York Stock Exchange was $14.22. If the holders of our 4.50% Notes elect to convert all or some of their notes into common stock, our existing stockholders will experience significant dilution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. We experienced no significant changes in market risk during the first quarter of 2004. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of March 28, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*** 10.53	AMD Distributor Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 20, 2003.

*** 10.60 (a)	Revolving Line Agreement (A) dated March 25, 2004 among FASL Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto.

*** 10.60 (b)	Revolving Line Agreement (B) dated March 25, 2004 among FASL Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto.

*** 10.60 (c)	Accounts Receivables Trust Agreement between FASL Japan Limited and Mizuho Trust and Banking Co., Ltd.

10.60 (d)	Floating Pledge Agreement dated March 25, 2004 among FASL Japan Limited and Mizuho Corporate Bank, Ltd. and the financial institutions specified therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Confidential treatment has been requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 6, 2004	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer