Form 10-Q
period 2004-06-27
ADVANCED MICRO DEVICES INC
filed 2004-08-05
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

OR

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value as of August 2, 2004: 354,927,359

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net sales	$956,288	$645,261	$1,888,139	$1,359,816
Net sales to related party (see Note 3)	305,549	—	610,131	—

Total net sales	1,261,837	645,261	2,498,270	1,359,816

Expenses:
Cost of sales	783,069	425,085	1,551,909	921,677
Research and development	224,821	208,513	450,911	411,575
Marketing, general and administrative	178,993	135,161	359,210	273,389
Restructuring and other special charges, net	2,514	—	2,514	2,146

	1,189,397	768,759	2,364,544	1,608,787

Operating income (loss)	72,440	(123,498)	133,726	(248,971)

Interest income and other, net	(2,203)	4,971	8,778	11,711
Interest expense	(27,956)	(26,364)	(58,110)	(52,169)

Income (loss) before minority interest, income taxes, and equity in net income of Manufacturing Joint Venture	42,281	(144,891)	84,394	(289,429)
Minority interest in income of subsidiary	(6,527)	—	(1,176)	—

Income (loss) before income taxes and equity in net income of Manufacturing Joint Venture	35,754	(144,891)	83,218	(289,429)
Provision for income taxes	3,574	—	5,947	2,936

Income (loss) before equity in net income of Manufacturing Joint Venture	32,180	(144,891)	77,271	(292,365)
Equity in net income of Manufacturing Joint Venture	—	4,795	—	5,913

Net income (loss)	$32,180	$(140,096)	$77,271	$(286,452)

Net income (loss) per common share (see Note 5):
Basic	$0.09	$(0.40)	$0.22	$(0.83)

Diluted	$0.09	$(0.40)	$0.21	$(0.83)

Shares used in per share calculation:
Basic	353,655	346,320	352,491	345,666

Diluted	420,053	346,320	419,008	345,666

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	June 27, 2004	December 28, 2003*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698,250	$968,183
Compensating balance	212,625	217,621
Short-term investments	231,399	127,563

Total cash and cash equivalents, compensating balance and short-term investments	1,142,274	1,313,367
Accounts receivable	529,936	442,217
Accounts receivable from related party (see Note 3 and Note 11)	236,261	187,898
Allowance for doubtful accounts	(21,649)	(20,658)

Total accounts receivable, net	744,548	609,457
Inventories:
Raw materials	46,721	42,925
Work-in-process	524,247	504,861
Finished goods	155,211	149,872

Total inventories	726,179	697,658
Deferred income taxes	115,537	102,651
Prepaid expenses and other current assets	148,909	177,145

Total current assets	2,877,447	2,900,278
Property, plant and equipment:
Land	60,722	61,002
Buildings and leasehold improvements	2,201,026	2,277,947
Equipment	7,660,652	7,581,241
Construction in progress	450,302	152,204

Total property, plant and equipment	10,372,702	10,072,394
Accumulated depreciation and amortization	(6,580,208)	(6,223,902)

Property, plant and equipment, net	3,792,494	3,848,492
Other assets	339,521	345,575
Total assets	$7,009,462	$7,094,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505,191	$460,271
Accounts payable to related party (see Note 3)	35,213	32,345
Accrued compensation and benefits	165,788	160,644
Accrued liabilities	289,580	327,122
Restructuring accruals, current portion	20,160	29,770
Income taxes payable	14,560	41,370
Deferred income on shipments to distributors	131,538	116,949
Current portion of long-term debt and capital lease obligations	246,642	193,266
Other current liabilities	102,638	90,533

Total current liabilities	1,511,310	1,452,270

Deferred income taxes	162,752	157,690
Long-term debt and capital lease obligations, less current portion	1,708,049	1,859,674
Long-term debt payable to related party (see Note 3)	40,000	40,000
Other long-term liabilities	349,289	428,761
Minority interest	718,216	717,640

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 361,185,519 on June 27, 2004 and 357,119,809 on December 28, 2003; shares outstanding: 354,347,771 on June 27, 2004 and 350,252,591 on December 28, 2003	3,543	3,502
Capital in excess of par value	2,096,425	2,051,254
Treasury stock, at cost (6,837,748 shares on June 27, 2004 and 6,867,218 shares on December 28, 2003)	(92,063)	(92,421)
Retained earnings	294,888	217,891
Accumulated other comprehensive income	217,053	258,084
Total stockholders’ equity	2,519,846	2,438,310

Total liabilities and stockholders’ equity	$7,009,462	$7,094,345

* Amounts as of December 28, 2003 were derived from the December 28, 2003 audited financial statements

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Six Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income (loss)	$77,271	$(286,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in income of subsidiary	1,175	—
Depreciation	568,123	400,521
Amortization	22,250	22,801
Impairment of equity investment	—	258
Recovery of (provision for) doubtful accounts	991	(5,198)
Change in deferred income taxes	(5,322)	—
Restructuring and other special charges, net	2,514	3,705
Foreign grant and subsidy income	(40,033)	(32,102)
Net loss on disposal of property, plant and equipment	1,914	4,146
Net gain realized on sale of available-for-sale securities	(7,188)	(3,736)
Compensation recognized under employee stock plans	607	995
Undistributed income of joint venture	—	(5,913)
Recognition of deferred gain on sale of building	(841)	(840)
Tax expense allocated to minority interest	1,356	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(85,716)	55,138
Increase in accounts receivable from related party	(48,363)	—
Increase in inventories	(31,368)	(34,781)
Decrease (increase) in prepaid expenses	31,320	(10,765)
Decrease in other assets	11,909	34,466
(Decrease) increase in income taxes payable	(26,810)	17,487
Refund of customer deposits under LT purchase agreements	(20,500)	(26,500)
Net decrease in accounts payable and accrued liabilities	(532)	(215,538)
Increase in accounts payable to related party	2,868	—
Increase (decrease) in accrued compensation and benefits	5,313	(8,963)

Net cash provided by (used in) operating activities	460,938	(91,271)

Cash flows from investing activities:
Purchases of property, plant and equipment	(563,010)	(283,576)
Proceeds from sale of property, plant and equipment	7,217	2,458
Business acquisitions, net of cash acquired	—	(6,265)
Purchases of available-for-sale securities	(172,586)	(867,115)
Proceeds from sale and maturity of available-for-sale securities	68,575	1,440,862

Net cash (used in) provided by investing activities	(659,804)	286,364

Cash flows from financing activities:
Proceeds from borrowings	22,457	13,678
Payments on debt, capital lease obligations and other	(160,868)	(48,792)
Proceeds from foreign grants and subsidies	20	81,596
Proceeds from sale leaseback transactions	27,614	—
Decrease in compensating balance	—	26,073
Proceeds from issuance of stock	44,681	10,285

Net cash (used in) provided by financing activities	(66,096)	82,840
Effect of exchange rate changes on cash and cash equivalents	(4,971)	2,567

Net (decrease) increase in cash and cash equivalents	(269,933)	280,500
Cash and cash equivalents at beginning of period	968,183	289,839

Cash and cash equivalents at end of period	$698,250	$570,339

Non-cash financing activities
Equipment sale leaseback transaction	$27,451	$—

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 27, 2004

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

The consolidated financial statements of the Company for periods subsequent to June 29, 2003 include FASL LLC, which was formed by the Company and Fujitsu Limited, effective June 30, 2003. On June 28, 2004, FASL LLC’s legal name was changed to Spansion LLC. The Company also changed the legal names of Spansion LLC’s subsidiaries by replacing “FASL” with “Spansion” in each instance. Spansion LLC is headquartered in Sunnyvale, California, and its manufacturing, research and assembly operations are in the United States and Asia. As the Company has a 60 percent controlling equity interest in Spansion LLC, it began consolidating the results of Spansion LLC’s operations on June 30, 2003, the effective date of its formation. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and six months ended June 27, 2004 and June 29, 2003 each included 13 weeks and 26 weeks.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its 2004 Equity Incentive Plan and its prior stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effects on net income (loss) and net income (loss) per share are as follows for the quarters and the six months ended June 27, 2004 and June 29, 2003.

	Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Thousands except per share amounts)
Net income (loss)—as reported	$32,180	$(140,096)	$77,271	$(286,452)
Plus: compensation expense recorded under APB 25	265	507	596	995
Less: SFAS 123 compensation expenses	(29,672)	(15,482)	(64,648)	(37,680)

Net income (loss)—pro forma	$2,773	$(155,071)	$13,219	$(323,137)

Basic net income (loss) per common share—as reported	$0.09	$(0.40)	$0.22	$(0.83)
Diluted net income (loss) per common share—as reported	$0.09	$(0.40)	$0.21	$(0.83)
Basic net income (loss) per common share—pro forma	$0.01	$(0.45)	$0.04	$(0.93)
Diluted net income (loss) per common share—pro forma	$0.01	$(0.45)	$0.04	$(0.93)

3. Related-Party Transactions

Fujitsu became a related party of the Company effective June 30, 2003 as a result of its investment in Spansion LLC. The following tables present the significant transactions between the Company, both through its consolidated subsidiary Spansion LLC and directly, and Fujitsu and balances receivable from or payable to Fujitsu as of and for the periods presented:

	Quarter Ended June 27, 2004	Six Months Ended June 27, 2004
	(Thousands)
Sales to Fujitsu	$305,549	$610,131
Royalty expenses to Fujitsu	5,855	9,925
Distributor commission to Fujitsu	19,529	37,812
Service fees to Fujitsu	8,127	16,796

	June 27, 2004	December 28, 2003
	(Thousands)
Accounts receivable from Fujitsu	$236,261	$187,898
Accounts payable to Fujitsu	35,213	32,345
Notes payable to Fujitsu	40,000	40,000

The royalty payable to Fujitsu represent the payments made by Spansion LLC to Fujitsu for its rights to Fujitsu’s intellectual property. The commission expense to Fujitsu represents the compensation that Spansion LLC pays to Fujitsu for being a distributor of Spansion™ Flash memory products. The service fees to Fujitsu represent charges paid by Spansion LLC in exchange for services provided by Fujitsu, including information technology support, research and development, quality assurance, insurance, facilities, environmental and human resources services. These services are provided primarily to Spansion Japan Limited, Spansion LLC’s wholly-owned subsidiary (Spansion Japan).

In addition to the above transactions with Fujitsu, certain of Spansion Japan’s employees are also covered by a defined pension plan and a lump-sum retirement benefit plan administered by Fujitsu. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the six-month period ended June 27, 2004, the Company recorded pension cost of approximately $5 million and as of June 27, 2004, the Company has recorded a pension benefit obligation liability of approximately $26 million. As of March 31, 2004, the date of the latest actuarial analysis of pension liability, the estimated projected benefit obligations under the plan related to Spansion Japan employees were approximately $41 million and the estimated total pension plan assets were approximately $14 million.

The Company’s transactions with Fujitsu are based on negotiated terms which the Company believes are arms-length.

Prior to the formation of Spansion LLC, the Company and Fujitsu operated a manufacturing joint venture, Fujitsu AMD Semiconductor Limited (the Manufacturing Joint Venture). Each party contributed its interest in the Manufacturing Joint Venture to Spansion LLC. The following tables present the significant related-party transactions and account balances between the Company and the Manufacturing Joint Venture for the six months ended June 29, 2003. The Company accounted for its investment in the Manufacturing Joint Venture under the equity method.

Six Months Ended June 29, 2003
(Thousands)
Royalty income from Manufacturing Joint Venture	$24,611
Purchases from Manufacturing Joint Venture	356,595
Sales to Manufacturing Joint Venture	222,570

The following is condensed unaudited financial data for the Manufacturing Joint Venture for the six months ended June 29, 2003 (in thousands):

Net sales	$565,037
Gross profit (loss)	(12,955)
Operating loss	(14,958)
Net loss	(9,618)

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

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of June 27, 2004:

	Amortized Cost	Fair Market Value
Cash equivalents:
Time deposits	$300,142	$300,142
Federal agency notes	22,841	22,841
Money market funds	190,000	190,000
Commercial papers	178,927	178,927

Total cash equivalents	$691,910	$691,910

Short-term investments:
Bank notes	$2,727	$2,992
Auction rate preferred stocks	225,250	225,250
Corporate notes	2,879	3,157

Total short-term investments	$230,856	$231,399

Long-term investments:
Equity investments	$4,842	$8,341

Total long-term investments (included in other assets)	$4,842	$8,341

Grand Total	$927,608	$931,650

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of short-term investments at June 27, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The Company does not have any short-term investments with maturities greater than one year from June 27, 2004.

	Amortized Cost	Estimated Fair Value
	(Thousands)
Due in one year or less	$230,856	$231,399

Total	$230,856	$231,399

The Company realized net gains from the sale of available-for-sale securities of approximately $7 million and $3.7 million in the first six months of 2004 and 2003, which were included in interest income and other, net.

At June 27, 2004 and December 28, 2003, the Company had approximately $14 million and $12 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that were included in other assets. The fair market value of these investments approximated their cost at June 27, 2004 and December 28, 2003.

The compensating balance of $213 million at June 27, 2004 represents the minimum cash balance that AMD Saxony Limited Liability Company & Co. KG, an indirect wholly owned subsidiary of the Company, must maintain pursuant to the terms of the Dresden Loan Agreements (as defined in Note 8).

Included in other current assets is $5 million of restricted cash associated with the advance receipt of interest subsidies from the Federal Republic of Germany and the State of Saxony. Restrictions over the Company’s access to the restricted cash will lapse as the Company incurs qualifying interest expense on the Dresden term loans over the next quarter.

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

	Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Thousands, except per share data)
Numerator:
Numerator for basic income (loss) per common share	$32,180	$(140,096)	$77,271	$(286,452)

Effect of assumed conversion of $402.5 million 4.5% senior convertible notes:
Interest expense, net of tax provision	4,912	—	10,027	—
Profit sharing expense adjustment, net of tax provision	(492)	—	(1,002)	—

Numerator for diluted income (loss) per common share	$36,600	$(140,096)	$86,296	$(286,452)

Denominator:
Denominator for basic income (loss) per share - weighted - average shares	353,655	346,320	352,491	345,666
Effect of dilutive securities:
Employee stock options	11,785	—	11,904	—
Convertible notes	54,613	—	54,613	—

Potential dilutive common shares	66,398	—	66,517	—

Denominator for diluted income (loss) per common share - adjusted weighted - average shares	420,053	346,320	419,008	345,666

Net income (loss) per common share:
Basic	$0.09	$(0.40)	$0.22	$(0.83)

Diluted	$0.09	$(0.40)	$0.21	$(0.83)

Potential dilutive common shares of approximately 21 million and 77 million for the three months ended June 27, 2004 and June 29, 2003 and 21 million and 76 million for the six months ended June 27, 2004 and June 29, 2003 were not included in the net income (loss) per common share calculation, as their inclusion would have been antidilutive.

6. Segment Reporting

Management reviews and assesses operating performance using segment net sales and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment. Prior to the third quarter of 2003, the Company had two reportable segments, the Core Products and Foundry Services segments. Primarily as a result of the formation of Spansion LLC, the Company re-evaluated its reportable segments under SFAS 131.

Beginning in the third quarter of 2003, the Company changed its reportable segments to: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Spansion Flash memory products.

The All Other category is not a reportable segment, but rather it includes other small operating segments (Personal Connectivity Solutions products, which include low power MIPS and x86 solutions, and Foundry Services, which included fees from our former voice communications and programmable logic products subsidiaries) that represent less than ten percent of the Company’s consolidated net sales and assets individually and in the aggregate. This category also includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, because Spansion LLC did not exist prior to June 30, 2003, the Company’s results of operations for prior periods do not include the consolidation of Spansion LLC’s operations. Accordingly, the segment operating information for the

Memory Products segment for the quarter and six months ended June 27, 2004 is not fully comparable to the reclassified segment information for the prior periods presented.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and six months ended June 27, 2004 and June 29, 2003:

	Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Thousands)		(Thousands)
Computation Products
Net sales	$554,148	$406,205	$1,125,249	$875,729
Operating income (loss)	57,504	(51,727)	124,787	(105,171)

Memory Products
Net sales	673,259	210,592	1,300,977	428,864
Operating income (loss)	45,163	(73,700)	58,975	(137,371)

All Other
Net sales	34,430	28,464	72,044	55,223
Operating income (loss)	(30,227)	1,929	(50,036)	(6,429)

Total
Net sales	1,261,837	645,261	2,498,270	1,359,816
Operating income (loss)	72,440	(123,498)	133,726	(248,971)

Interest income and other, net	(2,203)	4,971	8,778	11,711
Interest expense	(27,956)	(26,364)	(58,110)	(52,169)
Minority interest in income of subsidiary	(6,527)	—	(1,176)	—
Provision for income taxes	(3,574)	—	(5,947)	(2,936)
Equity in net income of Manufacturing Joint Venture	—	4,795	—	5,913

Net income (loss)	$32,180	$(140,096)	$77,271	$(286,452)

7. Comprehensive Income (Loss) The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Thousands)		(Thousands)
Net income (loss)	$32,180	$(140,096)	$77,271	$(286,452)

Net change in cumulative translation adjustments	(3,881)	62,420	(23,828)	102,993
Net change in unrealized gains/(losses) on cash flow hedges	15,891	(8,144)	(13,524)	(11,628)
Net change in unrealized gains/(losses) on available-for-sale securities	(207)	1,518	(3,679)	(181)

Other comprehensive (loss) income	11,803	55,794	(41,031)	91,184

Comprehensive income (loss)	$43,983	$(84,302)	$36,240	$(195,268)

8. Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued before December 31, 2002 (the effective date of FIN 45), intercompany guarantees, or where the underlying liabilities of the guarantee are already recorded on the Company’s unaudited condensed consolidated balance sheet, the Company did not record any incremental liability associated with these guarantees.

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 27, 2004 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet as of June 27, 2004 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s unaudited consolidated balance sheet for these guarantees.

		Amounts of guarantee expiration per period
	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
	(Thousands)
Dresden intercompany guarantee	$306,180	$—	$164,025	$142,155	$—	$—	$—
July 2003 Spansion term loan guarantee	35,009	8,250	16,500	10,259	—	—	—
Spansion Japan term loan guarantee	86,899	13,369	26,738	26,738	20,054	—	—
Spansion capital lease guarantees	116,037	24,679	51,010	37,077	3,271	—	—

Total guarantees	$544,125	$46,298	$258,273	$216,229	$23,325	$—	$—

*	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

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

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements. The Dresden Loan Agreements were amended in February 2004 to accommodate the construction, facilitization, and operation of Fab 36, our 300-millimeter wafer fabrication facility (Fab 36) in Dresden, Germany (see Note 12).

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate at June 27, 2004, of 0.823 euro to one U.S. dollar to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts for investment grants and allowances and interest subsidies received by AMD Saxony through June 27, 2004, the Company used historical exchange rates that were in effect at the time AMD Saxony received these grants, allowances and subsidies to convert amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30 and also require that the Company guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $135 million or more than $365 million, until the bank loans are repaid in full. As of June 27, 2004, the amount guaranteed was $306 million.

July 2003 Spansion Term Loan Guarantee

On July 11, 2003, the Company amended its September 2002 Loan Agreement and assigned it to Spansion LLC. Under the Amended and Restated Term Loan Agreement (the July 2003 Spansion Term Loan), amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.11 percent at June 27, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of June 27, 2004, $58 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu. Spansion LLC has granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Spansion Japan Term Loan Guarantee

As a result of the formation of Spansion LLC, the Manufacturing Joint Venture’s third-party loans were refinanced from the proceeds of a term loan entered into between Spansion Japan and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of June 27, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of June 27, 2004, $145 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. The Company has agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

Spansion Capital Lease Guarantees

The Company has guaranteed certain capital leases entered into by Spansion LLC and its subsidiaries totaling approximately $116 million as of June 27, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the lease term.

Guarantees of Indebtedness not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 27, 2004, for which underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheet as of June 27, 2004.

		Amounts of guarantee expiration per period
	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
		(Thousands)
Spansion LLC operating lease guarantees	$20,661	$5,534	$9,122	$6,005	$—	$—	$—
AMTC revolving loan guarantee	38,880				38,880	—	—
AMTC rental guarantee	139,928	—	—	—		—	139,928	**
Other	3,173	907	1,813	453	—	—	—

Total guarantees	$202,642	$6,441	$10,935	$6,458	$38,880	$—	$139,928

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

**	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $21 million as of June 27, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the lease term. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $146 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of June 27, 2004, the Company guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $140 million. As of June 27, 2004, $72 million was drawn under the revolving credit facility, and $74 million was drawn under the term loan.

Warranties and Indemnities

The Company offers a three-year limited warranty to end users for certain of its boxed microprocessor products and generally offers a one-year limited warranty only to direct purchasers for all other products. From time to time, the Company may offer an extended warranty under limited circumstances.

Changes in the Company’s liability for product warranty during the six months ended June 27, 2004 and June 29, 2003 were as follows:

	Six Months Ended
	June 27, 2004	June 29, 2003
	(Thousands)
Balance, beginning of period	$24,668	$19,369
New warranties issued during the period	21,111	17,973
Settlements during the period	(8,257)	(15,597)
Changes in liability for pre-existing warranties during the period, including expirations	(10,064)	(154)

Balance, end of period	$27,458	$21,591

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

9. Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory. As a result of the 2002 Restructuring Plan, as of June 27, 2004, 1,781 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $59 million in severance and employee benefit costs. The remaining accrual of approximately $0.8 million represents the severance benefit cost obligations for individuals who were included in the 2002 Restructuring Plan and who were individually notified in 2003 of their employment terminations, which will occur during the remainder of 2004.

During the second quarter of 2004, the Company adjusted the restructuring accrual related to the 2002 Restructuring Plan, which resulted in an additional $2.5 million restructuring charge for the period. The adjustment was primarily related to a change in the Company’s estimate of the liability associated with the remaining net lease payments on its abandoned facilities located in Sunnyvale, California.

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, the Company had substantially completed the activities associated with the 2002 Restructuring Plan as of March 28, 2004.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through June 27, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(Thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash payments	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	2,076	115,186	117,262
Q2 2004 cash payments	(1,481)	(5,224)	(6,705)
Q2 2004 non-cash adjustments	253	2,261	2,514

Accruals at June 27, 2004	$848	$112,223	$113,071

As of June 27, 2004 and December 28, 2003, $92 million and $99 million of the total restructuring accruals of $113 million and $128 million were included in Other Liabilities (long-term) on the consolidated balance sheets. (See Note 10.)

10.	Other Long-Term Liabilities

The Company’s other long-term liabilities at June 27, 2004 and December 28, 2003 consisted of:

	June 27, 2004	December 28, 2003
	(Thousands)
Dresden deferred grants and subsidies	$203,313	$262,941
Customer deposits	—	17,500
Deferred gain on sale leaseback of building	22,648	23,488
Restructuring accrual	92,917	98,590
Spansion LLC pension liability	25,900	26,242
Other	4,511	—

	$349,289	$428,761

11. Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $139 million as of June 27, 2004). The revolving facility consists of two tranches: tranche A, in the aggregate amount of up to nine billion yen (approximately $84 million as of June 27, 2004), and tranche B, in the aggregate amount of up to six billion yen (approximately $55 million as of June 27, 2004). Spansion Japan can draw under the facility until March 24, 2005. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent . Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005. As of June 27, 2004, there were no borrowings outstanding under this facility.

Pursuant to the terms of the revolving facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $557 million as of June 27, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
Second fiscal quarter of 2004	$68 million
Fiscal year 2004	$213 million

•	ensure that, as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than the following percentages:

Period	Percentage
Second fiscal of quarter 2004	110%
Third and fourth fiscal quarters of 2004	120%

As of June 27, 2004, Spansion Japan was in compliance with these financial covenants.

As security for amounts outstanding under the revolving facility, Spansion Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, Spansion Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. In addition, the trustee collects payments from Fujitsu into a separate trust account and releases these amounts to Spansion Japan, subject to the calculated thresholds, upon instruction from the agent for the lenders. At any time when the accounts receivable balance in the trust account is less than the required thresholds, Spansion Japan is required to do one of the following to cure the shortfall:

•	provide additional cash to the trust; or

•	repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of June 27, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million as of June

27, 2004). As of June 27, 2004, the amount of accounts receivable held in the trust was approximately $235 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. The Company used the exchange rate at June 27, 2004 of 107.71 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

12. Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to construct and operate Fab 36. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements. The Company has guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements and repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the Federal Republic of Germany and the State of Saxony. Pursuant to the terms of the guarantee, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of the Company and its subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (In thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least

USD500,000	B1 or lower	and	B+ or lower

USD425,000	Ba3	and	BB-

USD400,000	Ba2	and	BB

USD350,000	Ba1	and	BB+

USD300,000	Baa3 or better	and	BBB-or better

As of June 27, 2004, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly-owned subsidiary of AMD that owns substantially all of the Company’s limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of the Company’s limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe GmbH, a nominee of the State of Saxony, and Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, relating to the rights and obligations with respect to their equity and membership interests in AMD Fab 36 KG. The partnership, AMD Fab 36 KG, is established for an indefinite period of time. A partner may terminate its participation in partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year during which the notice was given. Other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate at June 27, 2004, of 0.823 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars.

The consortium of banks referred to above will make available up to $851 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields at Fab 36, as well as cumulative capital expenditures of approximately $1.2 billion. The amounts outstanding under the Fab 36 Loan Agreements are repayable in quarterly installments commencing on September 30, 2007 and terminating on March 31, 2011.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, the Company, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $711 million; Leipziger Messe agreed to provide an aggregate of $243 million and Fab 36 Beteiligungs agreed to provide an aggregate of $146 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. The partnership agreements also specify that the unaffiliated partners receive a guaranteed rate of return of between 11 percent to 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab

36 Admin have a call option over the limited partnership portion of the interests held by Leipziger Messe and Fab 36 Beteiligungs (the limited partnership interests), first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.3 million to Leipziger Messe or $2.6 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership portion of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions (the silent partnership interests) over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $97 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its applicable contributions and Fab 36 Beteiligungs’ silent partnership interest of $73 million in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its applicable contributions.

For accounting and financial reporting purposes under United States generally accepted accounting principles, the Company will initially classify the silent partnership contributions as long-term debt based on their fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, the Company will increase the ultimate redemption value of the silent partnership contributions by the guaranteed rate of return of between 11 percent to 13 percent. The Company will treat this increase as interest expense.

The remaining capital contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs, or the limited partnership contributions, are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, the Company will initially record these contributions as minority interest, based on their fair value. Each accounting period, the Company will increase the ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent to 13 percent. The Company will treat this increase as minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, in the event of exercise of the call option by the AMD Fab 36 Holding and AMD Fab 36 Admin, the call premium referenced above will be recorded as additional minority interest allocation.

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

AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if the Company or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	the failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or the Company’s failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	the failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	the occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or the Company or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Fab 36 KG or any limited partner;

•	the occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of the Company;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by the Company that results in recourse to the Company of more than $24 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding. In addition, the occurrence of a default under these agreements would likely result in a cross-default under the Indentures governing the Company’s 4.75% Debentures and 4.50% Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, our ability to be profitable; our sales and operating results; anticipated cash flows; capital expenditures; gross margins; adequacy of resources to fund operations and capital investments; marketing, general and administrative expenditures; customer and market acceptance of our AMD Opteron™ and AMD Athlon™ 64 microprocessors, and the AMD64 technology upon which they are based; customer and market acceptance of our new AMD Sempron™ microprocessors; customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology; the ability to produce our microprocessor and Flash memory products in the volumes required by the market at acceptable yields and on a timely basis; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to new products and manufacturing process technologies in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to maintain or improve average selling prices of our products despite aggressive marketing and pricing strategies of our competitors; our ability, and the ability of third parties, to provide timely infrastructure solutions, such as motherboards and chipsets, to support our microprocessors; the process technology transitions in our wafer fabrication facilities in Dresden, Germany (Fab 30), Austin, Texas (Fab 25) and Aizu-Wakamatsu, Japan (JV1, JV2 and JV3); and the financing and construction of our 300-millimeter wafer fabrication facility (Fab 36) in Dresden, Germany. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 24 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

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

On June 28, 2004, we changed the legal name of FASL LLC to Spansion LLC. We also changed the legal names of Spansion LLC’s subsidiaries by replacing “FASL” with “Spansion” in each instance.

AMD, Advanced Micro Devices, AMD Athlon, AMD Duron, AMD Geode, AMD Opteron, and AMD Sempron are either our trademarks or our registered trademarks in the United States and/or other jurisdictions. Spansion, FASL, MirrorBit, and combinations thereof, are trademarks of Spansion LLC in the United States and/or other jurisdictions. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

Overview

We design, manufacture and market industry-standard digital integrated circuits that are used in diverse product applications such as desktop and mobile PCs, workstations and servers, communications equipment, and automotive and consumer electronics. Our products include microprocessors, Flash memory products, and Personal Connectivity Solutions products, which consists of our low power, high performance x86 and MIPS® architecture-based embedded microprocessors.

Our net sales for the second quarter of 2004 improved by two percent compared with the first quarter of 2004. Although the second quarter is typically a seasonally down quarter, this improvement was driven primarily by an increase in sales of our Flash memory products, partially offset by a decrease in sales of our microprocessor products. Flash memory sales grew in all major regions and in both the embedded and wireless markets. Microprocessor sales decreased primarily due to a five percent decrease in average selling prices, which, in turn, was due primarily to a decrease in average selling prices of our AMD Athlon XP products. However, during the second quarter of 2004, sales of our AMD64-based microprocessor products increased by approximately 50 percent from the first quarter of 2004. In particular, sales increased in both the server and mobile segments, which represented the fastest growing segments in Computation Products. Increased sales of our AMD64-based microprocessor products were largely driven by enterprise demand and consumer sales of notebook PCs.

For the remainder of 2004, we believe critical success factors include: increasing market acceptance of 64-bit computing; strengthening our relationship with tier-one customers and establishing relationships with new tier-one customers; successfully developing and transitioning to the latest manufacturing process technologies for both our microprocessor and Flash memory products; developing and introducing new microprocessor products for the mobile, server and workstation markets on a timely basis and increasing our share of those markets; expanding our participation in emerging global markets, including China, Latin America, India, and Eastern Europe; improving our share of the Flash memory market, including increasing the adoption of MirrorBit technology; maintaining or increasing average selling prices of our Flash memory and microprocessor products; and maximizing the synergies of Spansion LLC.

We have two reportable segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products; and

•	the Memory Products segment, which includes Spansion Flash memory solutions.

We review and assess operating performance using segment net sales and operating income before interest, taxes and minority interest. The minority interest adjustment is discussed in the paragraph below. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. Prior to the third quarter of 2003, we had two reportable segments: the Core Products and Foundry Services segments. Primarily as a result of the formation of Spansion LLC, effective as of June 30, 2003, we re-evaluated our reportable segments, and beginning in the third quarter of 2003, we changed our reportable segments to the Computation Products segment and the Memory Products segment. We believe that separate reporting of these operating segments, given our focus on Spansion LLC as an operating entity with its own brand—Spansion, provides more useful information.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment, but rather includes other small operating segments that are neither individually nor in the aggregate greater than ten percent of our consolidated net sales or assets. This category also includes certain operating expenses and credits that are not allocated to the operating segments.

Prior period segment information has been reclassified to conform to the current period presentation. Because Spansion LLC did not exist prior to June 30, 2003, the results of our operations for periods prior to the third quarter of 2003 do not include the consolidation of Spansion LLC’s results of operations. Accordingly, our operating results for the quarter and six months ended June 27, 2004 are not fully comparable with our results for the quarter and six months ended June 29, 2003 and the segment operating information for the Memory Products segment for the quarter and six months ended June 27, 2004 is not fully comparable to the reclassified segment information for the quarter and six months ended June 29, 2003. Because we have a 60 percent controlling interest in Spansion LLC, Fujitsu’s 40 percent share in the net income (loss) of Spansion LLC is reflected as a minority interest adjustment to our consolidated financial statements. This minority interest adjustment does not correspond to Memory Products segment operating income (loss) because Memory Products segment operating income (loss) includes operations incremental to those of Spansion LLC. In addition, the minority interest calculation is based on Spansion LLC’s net income (loss) rather than operating income (loss).

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year and quarter to quarter, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended June 27, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and six months ended June 27, 2004 and June 29, 2003 each included 13 weeks and 26 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended			Six Months Ended
	June 27, 2004	March 28, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Millions)
Net Sales
Computation Products	$554	$571	$406	$1,125	$876
Memory Products	673	628	211	1,301	429
All Other	35	37	28	72	55

Total Net Sales	$1,262	$1,236	$645	$2,498	$1,360

Operating Income (Loss)
Computation Products	$57	$67	$(52)	$125	$(105)
Memory Products	45	14	(74)	59	(137)
All Other	(30)	(20)	2	(50)	(7)

Total Operating Income (Loss)	$72	$61	$(124)	$134	$(249)

Computation Products

Computation Products net sales of $554 million in the second quarter of 2004 decreased three percent compared to net sales of $571 million in the first quarter of 2004. The decrease in net sales was primarily due to a five percent decrease in average selling prices of our microprocessor products, due primarily to a decrease in average selling prices of our AMD Athlon XP products, partially offset by increased unit sales of our higher priced AMD Opteron and AMD Athlon 64 microprocessors, and a one percent increase in overall processor unit shipments.

Computation Products net sales of $554 million in the second quarter of 2004 increased 36 percent compared to the second quarter of 2003 primarily as a result of an eight percent increase in unit shipments due to improving market conditions across all geographic regions and a 27 percent increase in average selling prices of our microprocessor products. Average selling prices of our microprocessor products increased primarily as a result of sales of our higher priced AMD Opteron and AMD Athlon 64 microprocessors, which we introduced in April 2003 and September 2003.

Computation Products net sales of $1,125 million in the first six months of 2004 increased 28 percent compared to $876 million in the first six months of 2003. Net sales increased primarily as a result of a 26 percent increase in average selling prices of our microprocessor products, primarily as a result of sales of our higher priced AMD Opteron and AMD Athlon 64 microprocessors, and a two percent increase in unit shipments, primarily as a result of improving market conditions across all geographic regions.

Computation Products operating income of $57 million in the second quarter of 2004 decreased $10 million compared to operating income of $67 million in the first quarter of 2004 primarily due to the decrease in net sales. Computation Products operating income in the second quarter of 2004 improved by $109 million compared to an operating loss of $52 million in the second quarter of 2003 primarily as a result of improving market conditions across all geographic regions, causing an eight percent increase in unit shipments, and also due to a 27 percent increase in average selling prices of our microprocessor products.

Computation Products operating income of $125 million in the first six months of 2004 improved from an operating loss of $105 million in the first six months of 2003. This improvement was primarily due to an increase in net sales. Net sales increased as a result of a 26 percent increase in average selling prices of our microprocessor products, primarily as a result of sales of our higher priced AMD Opteron and AMD Athlon 64 microprocessors, and a two percent increase in unit shipments, primarily due to improving market conditions across all geographic regions.

Memory Products

Memory Products net sales of $673 million in the second quarter of 2004 increased seven percent from net sales of $628 million in the first quarter of 2004. The increase in net sales was primarily attributable to an increase of approximately seven percent in unit shipments due primarily to increased sales in Asia.

Memory Products net sales of $673 million increased 220 percent in the second quarter of 2004 compared to the second quarter of 2003. The increase in net sales was primarily attributable to the effect of consolidating the operating results of Spansion LLC, which include Spansion LLC’s sales to Fujitsu, as well as increased demand for Flash memory products. Further quantification of the breakdown in the increase in net sales is not practical due to the reorganization of customers and geographical sales territories between AMD and Fujitsu.

Memory Products net sales of $1,301 million in the first six months of 2004 increased 203 percent compared to $429 million in the first six months of 2003, primarily due to the effect of consolidating the results of Spansion LLC, which include Spansion LLC’s sales to Fujitsu, as well as increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of customers and geographical sales territories between AMD and Fujitsu.

Memory Products operating income of $45 million in the second quarter of 2004 improved by $31 million compared to operating income of $14 million in the first quarter of 2004. The improvement was primarily due to an increase in net sales of seven percent and benefits realized from the integration of our and Fujitsu’s Flash memory operations. Memory Products operating income improved by $119 million from the second quarter of 2003. Quantification of the improvement in operating results is not practical due to the consolidation of Spansion LLC’s results of operations on June 30, 2003, which include sales to Fujitsu.

Memory Products operating income of $59 million in the first six months of 2004 improved from an operating loss of $137 million in the first six months of 2003 primarily due to the effect of consolidating the operating results of Spansion LLC, which include Spansion LLC’s sales to Fujitsu. Quantification of the improvement in operating results is not practical due to the consolidation of Spansion LLC’s results of operations on June 30, 2003, which include sales to Fujitsu.

All Other Category

All Other net sales of $35 million in the second quarter of 2004 remained relatively flat compared to net sales of $37 million in the first quarter of 2004 and consisted primarily of net sales of our Personal Connectivity Solutions products.

All Other net sales of $35 million in the second quarter of 2004 increased 21 percent compared to net sales of $28 million in the second quarter of 2003. The increase was primarily due to sales of AMD Geode products, a family of microprocessor products that we acquired from National Semiconductor Corporation in August 2003.

All Other net sales of $72 million in the first six months of 2004 increased 31 percent compared to $55 million in the first six months of 2003, primarily due to sales of AMD Geode products.

All Other operating losses of $30 million in the second quarter of 2004 increased by $10 million compared to the first quarter of 2004, primarily due to a $6 million inventory write-down related to certain Personal Connectivity Solutions products. We wrote down this inventory because we revised our estimate after evaluating demand for these products.

All Other operating losses of $50 million in the first six months of 2004 increased from an operating loss of $7 million in the first six months of 2003 primarily due to profit sharing and bonus expenses of approximately $20 million, a one-time retirement benefit expense of $5 million and certain corporate research and development projects totaling approximately $7 million which are not allocated to the operating segments, as well as a $7 million increase in research and development expenses related to our Personal Connectivity Solutions products and a $6 million inventory write-down related to certain Personal Connectivity Solutions products referenced above.

Comparison of Expenses, Gross Margin Percentage, Interest and Taxes

The following table is a summary of certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Quarters Ended						Six Months Ended
	June 27, 2004		March 28, 2004		June 29, 2003		June 27, 2004		June 29, 2003
	(Millions except for percentages)
Cost of sales	$783	62%	$769	62%	$425	66%	$1,552	62%	$922	68%
Gross margin	38%		38%		34%		38%		32%
Research and development	$225	18%	$226	18%	$209	32%	$451	18%	$412	30%
Marketing, general and administrative	179	14%	180	15%	135	21%	359	14%	273	20%
Restructuring and other special charges, net	3	0%	—	0%	—	0%	3	0%	2	0%
Interest income and other, net	(2)	0%	11	1%	5	1%	9	0%	12	1%
Interest expense	28	2%	30	2%	26	4%	58	2%	52	4%
Income tax provision	4	0%	2	0%	—	0%	6	0%	3	0%

The gross margin percentage of 38 percent in the second quarter of 2004 remained flat from the first quarter of 2004 and improved from 34 percent in the second quarter of 2003. The increase in gross margin from the second quarter of 2003 was primarily due to a richer product mix and higher average selling prices for both our microprocessors and Flash memory products. Further quantification of changes in the improvement in gross margin percentage is not practical due to the consolidation of Spansion LLC’s operating results from June 30, 2003. The gross margin percentage of 38 percent in the first six months of 2004 improved from 32 percent in the first six months of 2003. The improvement was primarily due to richer product mix, higher average selling prices for both our microprocessors and Flash memory products and cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives. Further quantification of changes in the improvement in gross margin percentage is not practical due to the consolidation of Spansion LLC’s operating results from June 30, 2003.

We amortize capital grants and allowances and interest subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to cost of sales. The credits to cost of sales totaled $17.0 million in the second quarter of 2004, $13.6 million in the first quarter of 2004 and $11.1 million in the second quarter of 2003. In the first six months of 2004, such credits totaled $30.6 million and in the first six months of 2003, such credits totaled $22.0 million. The fluctuations in these credits have not significantly impacted our gross margins.

Research and development expenses of $225 million in the second quarter of 2004 were flat compared to $226 million in the first quarter of 2004 and increased 8 percent compared to $209 million in the second quarter of 2003. Research and development expenses of $451 million in the first six months of 2004 increased 10 percent compared to $412 million in the first six months of 2003. These increases were due primarily to an increase in expenses as a result of the formation of Spansion LLC, increased research and development activities related to newer versions of our AMD Opteron and AMD Athlon 64 microprocessors and increased research and development activities associated with Personal Connectivity Solutions products.

From time to time, we also apply for and obtain subsidies from the State of Saxony and the Federal Republic of Germany for certain research and development projects. We record the research and development subsidies as a reduction of research and development expenses when all conditions and requirements are met. The credits to research and development expenses totaled $4.2 million in the second quarter of 2004, $5.3 million in the first quarter of 2004 and $4.7 million in the second quarter of 2003. In the first six months of 2004, credits totaled $9.5 million and in the first six months of 2003, credits totaled $10.1 million.

Marketing, general and administrative expenses of $179 million in the second quarter of 2004 remained flat compared with $180 million in the first quarter of 2004, and increased 32 percent compared to $135 million in the second quarter of 2003. Marketing, general and administrative expenses of $359 million in the first six months of 2004 increased 31 percent compared to $273 million in the first six months of 2003. These increases were primarily due to an increase in expenses as a result of the formation of Spansion LLC and increased marketing efforts for our AMD Opteron and AMD Athlon 64 microprocessors.

In December 2002, we began implementing the 2002 Restructuring Plan to further align our cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory. As a result of the 2002 Restructuring Plan, as of June 27, 2004, 1,781 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $59 million in severance and employee benefit costs. The remaining accrual of approximately $0.8 million represents the severance benefit cost obligations for individuals who were included in the 2002 Restructuring Plan and who were individually notified in 2003 of their employment terminations, which will occur during the remainder of 2004.

During the second quarter of 2004, we adjusted the restructuring accrual related to the 2002 Restructuring Plan, which resulted in an additional $2.5 million restructuring charge for the period. The adjustment was primarily related to a change in our estimate of the liability associated with the remaining net lease payments on our abandoned facilities in Sunnyvale, California.

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, we substantially completed the activities associated with the 2002 Restructuring Plan as of March 28, 2004. As a result of the 2002 Restructuring Plan, we realized overall cumulative cost reductions of approximately $238 million as of June 27, 2004.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through June 27, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(Thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash payments	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	2,076	115,186	117,262
Q2 2004 cash payments	(1,481)	(5,224)	(6,705)
Q2 2004 non-cash adjustments	253	2,261	2,514

Accruals at June 27, 2004	$848	$112,223	$113,071

Interest income and other, net, of $2 million net expense in the second quarter of 2004 decreased from an income of $11 million in the first quarter of 2004 primarily due to a loss of approximately $6 million during the second quarter of 2004 as a result of the mark-to-market of certain of our foreign currency forward contracts being used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges, compared to a gain of approximately $7 million from sales of equity investments in the first quarter of 2004. Interest income and other, net, decreased from $5 million in the second quarter of 2003 primarily due to the hedging loss referenced above and lower investment balances. Interest income and other, net, of $9 million in the first six months of 2004 decreased from $12 million in the first six months of 2003 primarily due to lower investment balances.

Interest expense of $28 million in the second quarter of 2004 decreased slightly from $30 million in the first quarter of 2004 primarily due to the capitalization of approximately $2 million of interest in the second quarter of 2004 relating to our Fab 36 project. Interest expense increased from $26 million in the second quarter of 2003 primarily due to additional interest expense of $2.5 million resulting from new debt assumed by Spansion LLC and its subsidiaries after the formation of Spansion LLC, as well as debt consolidated on our financial statements incurred by the Manufacturing Joint Venture prior to the formation of Spansion LLC. Interest expense of $58 million in the first six months 2004 increased from $52 million in the first six months of 2003 primarily due to the Spansion LLC transaction, which resulted in additional interest expense of $7 million.

Income Taxes

We recorded an income tax provision of approximately $4 million in the second quarter of 2004 and $2 million in the first quarter of 2004. We recorded no income tax benefit against our pre-tax losses in the second quarter of 2003. The income tax provision recorded in the second and first quarters of 2004 was primarily for taxes due on income generated in certain foreign jurisdictions. The effective tax rates for the quarters ended June 27, 2004, March 28, 2004 and June 29, 2003 were ten percent, five percent and zero percent. The effective tax rate for the six months ended June 27, 2004 was approximately seven percent. The $3 million income tax provision for the six months ended June 29, 2003 was primarily for taxes due on income generated in certain state and foreign tax jurisdictions.

Other Items

International sales as a percent of net sales were 80 percent in the second quarter of 2004, 82 percent in the first quarter of 2004 and 74 percent in the second quarter of 2003. In the second quarter of 2003, sales to Latin America, constituting approximately three percent of total net sales, were originally reported as domestic sales and have been reclassified as international sales. During the second quarter of 2004, approximately 28 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 27 percent during the first quarter of 2004 and four percent during the second quarter of 2003. The increase from the second quarter of 2003 was primarily due to the consolidation of Spansion LLC’s results of operations, which include sales by Spansion LLC to Fujitsu, which are denominated in yen. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen-denominated manufacturing costs. In addition, we are subject to foreign currency risk related to our manufacturing costs in Fab 30, which are denominated in euros. We use foreign currency forward and option contracts to reduce our exposure to the euro, but future exchange rate fluctuations may cause increases or decreases to our Fab 30 manufacturing costs. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at June 27, 2004 totaled $1.1 billion, which included approximately $370 million in cash, cash equivalents, and short-term investments held by Spansion LLC. Spansion LLC’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third-party loan agreements, Spansion LLC must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion LLC’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion LLC to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion LLC’s outstanding debt to us and Fujitsu. Any remaining cash after these distributions is distributed at the discretion of Spansion LLC’s board of managers to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent and 40 percent. In addition, we had a compensating balance of $213 million as of June 27, 2004, which represents the minimum cash balance that AMD Saxony must maintain pursuant to the terms of the Dresden Loan Agreements.

Net cash provided by operating activities in the first six months of 2004 was approximately $461 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes in payables and accrued liabilities in the first six months of 2004 included refunds of $20.5 million of customer deposits under long-term purchase agreements and $27 million in royalty payments under a cross-license agreement. In addition, inventories increased in the first six months of 2004 by approximately $29 million in anticipation of increased seasonal demand during the second half of 2004. Substantially all of the increase in inventories was related to AMD64-based processor products.

Net cash used by operating activities in the first six months of 2003 was approximately $91 million. This was primarily caused by our net loss for the period adjusted for non-cash charges, primarily depreciation and amortization. The net changes in payables and accrued liabilities in the first six months of 2003 included refunds of $26.5 million of customer deposits under long-term purchase agreements, a payment of $90 million for a technology license from IBM and approximately $33 million of payments under the 2002 Restructuring Plan.

Net cash used by investing activities was $660 million in the first six months of 2004. Cash was used primarily to purchase short-term investments and property, plant and equipment, including the continuing construction of our 300-millimeter wafer fabrication facility in Dresden, Germany.

Net cash provided by investing activities was $286 million during the first six months of 2003, primarily as a result of $574 million of net cash inflow from purchases and sales of available-for-sale securities, offset by $284 million used for the purchases of property, plant and equipment.

Net cash used by financing activities was $66 million in the first six months of 2004, primarily for payments on debt and capital lease obligations, offset by proceeds from amounts borrowed by our subsidiaries under short-term loans, an equipment sale- leaseback transaction, sale of stock under our Employee Stock Purchase Plan and employee stock option exercises.

Net cash provided by financing activities was $83 million during the first six months of 2003 primarily due to proceeds of $82 million of capital investment grants received from the German government as part of the Dresden Fab 30 loan agreements, $14 million in proceeds from amounts borrowed under the July 2003 Loan Agreement and from an equipment sale-leaseback transaction, a $26 million decrease in the compensating cash balance and $10 million of proceeds primarily from sale of stock under our Employee Stock Purchase Plan, offset by $49 million in payments on debt and capital lease obligations. The compensating cash balance represents the minimum cash balance that AMD Saxony must maintain in order to comply with the minimum liquidity covenant set forth in the Dresden Loan Agreements.

Notes Payable to Banks

The July 2003 Loan Agreement provides for a secured revolving line of credit of up to $125 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of June 27, 2004, no borrowings were outstanding under the July 2003 Loan Agreement.

On April 19, 2004, we amended our July 2003 Loan Agreement. The primary purpose of the April amendment was to eliminate any conflict between our obligations under the July 2003 Loan Agreement and our obligations under the Fab 36 Loan Agreements and partnership agreements.

Pursuant to the terms of the July 2003 Loan Agreement, as amended, we have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

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

As of June 27, 2004, net domestic cash, as defined, totaled $310 million and the preceding financial covenants were not applicable. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion LLC’s accounts receivable, inventory, and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan Limited, a wholly owned subsidiary of Spansion LLC, entered into a revolving facility credit agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $139 million as of June 27, 2004). The revolving facility consists of two tranches: tranche A in the aggregate amount of up to nine billion yen (approximately $84 million as of June 27, 2004) and tranche B in the aggregate amount of up to six billion yen (approximately $55 million as of June 27, 2004). Spansion Japan can draw under the facility until March 24, 2005. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005. As of June 27, 2004, there were no borrowings outstanding under this facility.

Pursuant to the terms of the revolving facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $557 million as of June 27, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
Second fiscal quarter of 2004	$68 million
Fiscal year 2004	$213 million

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than the following percentages:

Period	Percentage
Second fiscal quarter of 2004	110%
Third – fourth fiscal quarters of 2004	120%

As of June 27, 2004, Spansion Japan was in compliance with these financial covenants.

As security for amounts outstanding under the revolving facility, Spansion Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, Spansion Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. In addition, the trustee collects payments from Fujitsu into a separate trust account and releases these amounts to Spansion Japan, subject to the calculated thresholds, upon instruction from the agent for the lenders. At any time when the accounts receivable balance in the trust account is less than the required thresholds, Spansion Japan is required to do one of the following to cure the shortfall:

•	provide additional cash to the trust; or

•	repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of June 27, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million as of June 27, 2004). As of June 27, 2004, the amount of accounts receivable held in the trust was approximately $235 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of June 27, 2004 of 107.71 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Contractual Cash Obligations and Guarantees

The following table summarizes our total principal contractual cash obligations at June 27, 2004, and are supplemented by the discussion following the table. Amounts set forth for operating leases and unconditional purchase commitments are not recorded on our consolidated balance sheets.

		Payments Due By Period
	Total	2004	2005	2006	2007	2008	2009 and beyond
	(Thousands)
4.75% Convertible Senior Debentures Due 2022	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Senior Notes Due 2007	402,500	—	—	—	402,500	—	—
Dresden Term Loan	612,360	—	328,050	284,310	—	—	—
July 2003 Spansion Term Loan	58,348	13,750	27,500	17,098	—	—	—
Spansion Japan Term Loan	144,833	22,282	44,564	44,564	33,423	—	—
Fujitsu Cash Note	40,000	—	10,000	30,000	—	—	—
AMD Penang Term Loan	7,084	886	1,519	1,519	1,519	1,519	122
Spansion China Loan	4,369	2,184	2,185	—	—	—	—
Capital lease obligations	225,197	48,238	94,157	79,136	3,548	118	—
Other long-term liabilities	—	—	—	—	—	—	—
Operating leases	395,830	34,561	58,393	46,378	39,291	37,560	179,647
Unconditional purchase commitments	994,334	287,117	142,859	73,179	64,363	45,664	381,152	(1)(2)

Total principal contractual cash obligations	$3,384,855	$409,018	$709,227	$576,184	$544,644	$84,861	$1,060,921

(1)	Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(2)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table above.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, we issued $500 million of our 4.75% Convertible Senior Debentures Due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on August 1, 2008, August 1, 2011 and August 1, 2016 to a rate equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require us to repurchase the 4.75% Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

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

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principal amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

We may elect to purchase or otherwise retire our 4.75% Debentures with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

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

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principal amount
Beginning on December 4, 2005 through November 30, 2006	101.8%
Beginning on December 1, 2006 through November 30, 2007	100.9%
On December 1, 2007	100.0%

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

We may elect to purchase or otherwise retire our 4.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Dresden Term Loan and Dresden Intercompany Guarantee

AMD Saxony, our indirect, wholly-owned German subsidiary, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks are providing financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.5 billion when it is fully equipped by the end of 2005. As of June 27, 2004, we had invested approximately $2.3 billion in AMD Saxony and we currently estimate that during the remainder of 2004 we will invest approximately $140 million.

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

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro, for the conversion of deutsche marks to euros, and then used the exchange rate at June 27, 2004, of 0.823 euro to one U.S. dollar, to translate the amounts denominated in deutsche marks into U.S. dollars. However, with respect to amounts for investment grants and allowances and interest subsidies received by AMD Saxony through June 27, 2004, we used historical exchange rates that were in effect at the time AMD Saxony received these grants, allowances and subsidies to convert amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

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

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of June 27, 2004, we had provided $176 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our unaudited condensed consolidated financial statements.

In addition to support from us, the consortium of banks referred to above made available $932 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn and a portion has been repaid. AMD Saxony had $612 million of such loans outstanding as of June 27, 2004, which are included in our unaudited condensed consolidated balance sheet.

Finally, pursuant to a Subsidy Agreement, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony bank debt, which was approximately $398 million as of June 27, 2004;

•	capital investment grants and allowances totaling up to approximately $442 million; and

•	interest subsidies totaling $186 million.

Of these amounts, AMD Saxony received approximately $412 million in capital investment grants and allowances and $147 million in interest subsidies. In addition, AMD Saxony has received advance payments for interest subsidies amounting to $5 million as of June 27, 2004. AMD Saxony also received $56 million in research and development subsidies through June 27, 2004. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses. As of June 27, 2004, these amounts were amortized through December 2007. As of June 27, 2004, AMD Saxony has received substantially all investment grants and allowances and interest subsidies to which it is entitled.

Under the original Subsidy Agreement for the construction and financing of Fab 30, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 2003, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. However, the aggregate amount of grants and allowances actually received by AMD Saxony to date, calculated as a percentage of the maximum amount of grants and allowances available, does not exceed the actual headcount at AMD Saxony at December 2003, calculated as a percentage of the headcount target undertaken in the Subsidy Agreement. Accordingly, AMD Saxony does not believe it has received grants and allowances in excess of its entitlement under the Subsidy Agreement. However, we anticipate that the maximum amount of capital investment grants and allowances available under the Subsidy Agreement will be reduced from an originally anticipated amount of $506 million to approximately $442 million. We adjusted the quarterly amortization of these amounts accordingly.

In April 2004, the German governmental authorities advised AMD Saxony that rather than maintaining employee headcount attained by December 2003 through December 2008, it would be required to maintain employee headcount attained as of December 2002 through December 2007. Beginning in April 2004, we adjusted the quarterly amortization of the grants and allowances until December 2007. In addition, based on employee headcount attained as of December 2002, AMD Saxony does not believe that it has received grants and allowances in excess of its entitlement under the Subsidy Agreements.

The Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $135 million or more than $365 million, until the bank loans are repaid in full. As of June 27, 2004, the amount outstanding under the guarantee was $306 million.

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

Generally, any default with respect to borrowings made or guaranteed by AMD that results in recourse to us of more than $2.5 million, and that is not cured by us, would result in a cross-default under the Dresden Loan Agreements. As of June 27, 2004, we were in compliance with all conditions of the Dresden Loan Agreements.

In the event we are unable to meet our obligations to AMD Saxony as required under the Dresden Loan Agreements and the lenders determine that their legal or risk position is materially adversely affected, we will be in default under the Dresden Loan Agreements, which would permit acceleration of the outstanding loans of approximately $612 million. The occurrence of a default under these agreements would likely result in a cross default under the Indentures governing our 4.75% Debentures and 4.50% Notes. We cannot assure that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

July 2003 Spansion Term Loan and Guarantee

Under our July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.11 percent at June 27, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of June 27, 2004, $58 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Effective March 29, 2004, we amended the July 2003 Spansion Term Loan. Pursuant to the amendment, Spansion LLC enters into an enhanced covenant period if either its net domestic cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $130 million.

During an enhanced covenant period, Spansion LLC is, among other things, restricted in its ability to pay cash dividends in respect of membership interests. In addition, during an enhanced covenant period, Spansion LLC is also required to comply with the following financial covenants:

•	maintain an adjusted tangible net worth (as defined in the July 2003 Spansion Term Loan) of not less than $850 million;

•	achieve EBITDA according to the following schedule:

Period	Amount
For the four quarters ending June 2004	$285 million
For the four quarters ending September 2004	$475 million
For the four quarters ending December 2004	$550 million
For the four quarters ending in 2005	$640 million
For the four quarters ending in 2006	$800 million

•	maintain a fixed charge coverage ratio (as defined in the July 2003 Spansion Term Loan) according to the following schedule:

Period	Ratio
Period ending June 2004	0.4 to 1.00
Period ending September 2004	0.8 to 1.00
Period ending December 2004	1.0 to 1.00
Full Fiscal Year 2005	1.0 to 1.00
Full Fiscal Year 2006	0.9 to 1.00

As of June 27, 2004, Spansion LLC’s net domestic cash totaled $206 million and its net worldwide cash totaled $370 million. Because Spansion LLC was not in an enhanced covenant period, the preceding financial covenants were not applicable.

Spansion Japan Term Loan and Guarantee

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of June 27, 2004 of 107.71 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

As a result of the Spansion LLC transaction, the third-party loans of the Manufacturing Joint Venture were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of June 27, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of June 27, 2004, $145 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Under this loan agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen;

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
Second fiscal quarter of 2004	$68 million
Fiscal year 2004	$213 million
Fiscal year 2005	$196 million
Fiscal year 2006	$181 million

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage
Second fiscal quarter of 2004	110%
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of June 27, 2004, Spansion Japan was in compliance with these financial covenants.

Fujitsu Cash Note

As a result of the Spansion LLC transaction, Fujitsu loaned $40 million to Spansion LLC pursuant to a promissory note. The note bears an interest rate of LIBOR plus four percent, which was 5.11 percent as of June 27, 2004, and has a term of three years. The note is repayable in four equal payments, including interest, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of July 27, 2004) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of June 27, 2004 was approximately $7 million.

Spansion China Loan

During the second quarter of 2004, one of Spansion LLC’s subsidiaries in the People’s Republic of China, Spansion (China) Limited, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $14.5 million as of June 27, 2004). The interest rate on the US dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each drawdown. As of June 27, 2004, the total amount outstanding under the US dollar denominated loan was approximately $1.7 million and the amount outstanding under the RMB denominated portion was approximately $2.7 million.

Capital Lease Obligations

As of June 27, 2004, we had aggregate outstanding capital lease obligations of approximately $225 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2008. Leased assets consist principally of machinery and equipment. We guaranteed approximately $116 million of Spansion LLC’s aggregate outstanding capital lease obligations as of June 27, 2004.

Other Long-term Liabilities

The only component of Other Long-term Liabilities that requires us to make cash payments is a net restructuring accrual of approximately $93 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-term Liabilities primarily consist of approximately $203 million of deferred grants and subsidies related to the Fab 30 project and a $23 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998. These components do not require us to make cash payments.

Operating Leases and Unconditional Purchase Commitments

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of June 27, 2004, were approximately $396 million, of which $121 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

We enter into purchase commitments for manufacturing supplies and services. Total non-cancelable purchase commitments as of June 27, 2004, were approximately $994 million for periods through 2020. These purchase commitments included approximately $257 million of payments to M+W Zander for the design and construction of Fab 36. These payments will be made to M+W Zander as services are performed. Our non-cancelable purchase commitments also included $60 million representing future payments to IBM under our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Purchase commitments also included approximately $64 million for software maintenance agreements that require periodic payments through 2007. As a result, we have not recorded any liabilities relating to these agreements. The remaining $613 million primarily consists of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies, including approximately $472 million related to contractual obligations to purchase energy and gas for Fab 36 through 2020. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amounts above.

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 27, 2004 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet as of June 27, 2004 and their expected expiration dates by year. As a result, no incremental liabilities are recorded on our unaudited consolidated balance sheet for these guarantees. Please refer to our earlier discussion under the principal contractual cash obligations table for more information.

		Amounts of guarantee expiration per period
(Thousands)	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
	(Thousands)
Dresden intercompany guarantee	$306,180	$—	$164,025	$142,155	$—	$—	$—
July 2003 Spansion term loan guarantee	35,009	8,250	16,500	10,259	—	—	—
Spansion Japan term loan guarantee	86,899	13,369	26,738	26,738	20,054	—	—
Spansion capital lease guarantees	116,037	24,679	51,010	37,077	3,271	—	—

Total guarantees	$544,125	$46,298	$258,273	$216,229	$23,325	$—	$—

*	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

Guarantees of Indebtedness not Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 27, 2004 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheets as of June 27, 2004 and their expected expiration dates. We have not recorded any liability in our consolidated financial statements associated with the above guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

		Amounts of guarantee expiration per period
	Amounts Guaranteed *	2004	2005	2006	2007	2008	2009 and Beyond
	(Thousands)
Spansion LLC operating lease guarantees	$20,661	$5,534	$9,122	$6,005	$—	$—	$—
AMTC revolving loan guarantee	38,880				38,880	—	—
AMTC rental guarantee	139,928	—	—	—		—	139,928	**
Other	3,173	907	1,813	453	—	—	—

Total guarantees	$202,642	$6,441	$10,935	$6,458	$38,880	$—	$139,928

*	Represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
**	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $21 million as of June 27, 2004. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $146 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of June 27, 2004, we guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $140 million. As of June 27, 2004, $72 million was drawn under the revolving credit facility, and $74 million was drawn under the term loan.

Other Financial Matters

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

In November 2003, we announced our intention to construct and facilitize a 300-millimeter wafer fabrication facility, Fab 36. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, and is located in Dresden, Germany, adjacent to Fab 30. We control the management of AMD Fab 36 KG through a wholly-owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in 2006. AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. We also anticipate receiving up to approximately $660 million in grants and allowances from federal and state German authorities for the project. We expect that capital expenditures for Fab 36 through 2007 will be approximately $2.5 billion in the aggregate, of which approximately $460 million will occur during the remainder of 2004.

On April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution to finance the purchase of equipment and tools required to construct and operate Fab 36. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements. AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
(In thousands)

USD500,000	B1 or lower	and	B+ or lower

USD425,000	Ba3	and	BB-

USD400,000	Ba2	and	BB

USD350,000	Ba1	and	BB+

USD300,000	Baa3 or better	and	BBB-or better

As of June 27, 2004, group consolidated cash was greater than $500 million and the preceding financial covenants were not applicable.

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly-owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their equity and membership interests in AMD Fab 36 KG. The partnership, AMD Fab 36 KG, is established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year during which the notice was given. Other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate at June 27, 2004, of 0.823 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars.

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

As of June 27, 2004 we had provided $209 million of equity investments in AMD Fab 36 KG and we had not provided any loans. These amounts have been eliminated in our consolidated financial statements.

In addition to support from us, the consortium of banks referred to above will make available up to $851 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts outstanding under the Fab 36 Loan Agreements are repayable in quarterly installments commencing on September 2007 and terminating on March 2011.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $711 million; Leipziger Messe agreed to provide an aggregate of $243 million and Fab 36 Beteiligungs agreed to provide an aggregate of $146 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. The partnership agreements also specify that the unaffiliated partners receive a guaranteed rate of return of between 11 percent and 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership portion of the interests held by Leipziger Messe and Fab 36 Beteiligungs (the limited partnership interests), first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.3 million to Leipziger Messe or $2.6 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership portion of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions (the silent partnership interests) over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $97 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its applicable contributions, and Fab 36 Beteiligungs’ silent partnership interest of $73 million in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its applicable contributions.

For accounting and financial reporting purposes under United States generally accepted accounting principles, we will initially classify the silent partnership contributions as long-term debt, based on their fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, we will increase the ultimate redemption value of the silent partnership contributions by the guaranteed rate of return of between 11 percent to 13 percent. We will treat this increase as interest expense.

The remaining capital contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs, or the limited partnership contributions, are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we will initially record these contributions as minority interest, based on their fair value. Each accounting period, we will increase the ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent to 13 percent. We will treat this increase as minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, in the event of exercise of the call option by the AMD Fab 36 Holding and AMD Fab 36 Admin, the call premium referenced above will be recorded as additional minority interest allocation.

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

As of June 27, 2004, AMD Fab 36 KG has not received any grants or allowances.

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

AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	the failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or our failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	the failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	the occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	the occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by AMD that results in recourse to us of more than $24 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

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

Spansion LLC

During the four-year period commencing on June 30, 2003, we are obligated to provide Spansion LLC with additional funding to finance operations shortfalls, if any. Generally, Spansion LLC is first required to seek any required financing from external sources. However, if such third-party financing is not available, we must provide funding to Spansion LLC equal to our pro-rata ownership interest in Spansion LLC, which is currently 60 percent. At this time, we believe that Spansion LLC will be able to obtain external financing when needed. However, there is no assurance that external financing will be available when needed and currently we cannot estimate the amount of additional funding, if any, that we will be required to provide during this four-year period.

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

Outlook

During the third quarter of 2004, we expect net sales for both our Computation Products and Memory Products segments to increase and we expect total net sales to increase moderately compared with the second quarter of 2004.

For our Computation Products segment, we expect net sales to increase in the third quarter both because of increased unit shipments, primarily of microprocessors for the server and notebook segments, and moderately higher average selling prices from increased sales of AMD64-based microprocessors. By the end of fiscal 2004, we expect that approximately 50 percent of net sales from our Computation Products segment will be from sales of AMD64-based microprocessors. For our Memory Products segment, we expect net sales to increase in the third quarter due to increased sales of higher density products and higher unit shipments.

During the third and fourth quarters of 2004, we expect marketing, general and administrative expenses to increase approximately 10 to 15 percent compared with the first and second quarters of 2004 as we increase our advertising and branding efforts for our AMD64-based microprocessor products and our new AMD Sempron microprocessors, a value brand of processors for use in PCs and notebooks that we introduced in July 2004. During this time period, we expect gross margins to improve compared with the first and second quarters of 2004. In addition, for fiscal 2004, we expect capital expenditures of approximately $1.5—$1.6 billion.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I. Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under our equity compensation plans that were in effect before April 29, 2004, including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards will only be made from the 2004 Plan. Under our prior equity incentive plans and the 2004 Plan, key employees have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase our common stock. Generally, options vest and become exercisable over a four year period from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant.

Section II. General Option Information

The following is a summary of stock option activity for the six months ended June 27, 2004 and fiscal year ended December 28, 2003:

	Six Months Ended June 27, 2004		Year Ended December 28, 2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(Thousands except share price)
Options:
Outstanding at beginning of period	40,969	$12.92	60,408	$18.58
Granted	20,035	14.73	5,575	9.46
Canceled	(2,112)	25.60	(22,642)	27.69
Exercised	(3,292)	10.22	(2,372)	7.86

Outstanding at end of period	55,600	$13.25	40,969	$12.92

Exercisable at end of period	28,099	$13.05	28,624	$13.66
Available for grant at beginning of period	29,613		13,019
Available for grant at end of period	28,117		29,613

In-the-money and out-of-the-money stock option information as of June 27, 2004, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price		Shares		Weighted- Average Exercise Price
	(Thousands except share price)
In-the-Money	21,163	$9.36	25,512	N/A	(2)	46,675		$11.40
Out-of-the-Money (1)	6,936	$24.30	1,989	N/A	(2)	8,925		$22.91

Total Options Outstanding	28,099	$13.05	27,501			55,600	(3)	$13.25

(1)	Out-of-the-money stock options have an exercise price equal to or above $15.50, the closing price of AMD’s common stock on June 25, 2004, the last trading day of the second quarter of 2004.
(2)	Weighted average exercise price information is not available.
(3)	Includes 357,851 shares granted from treasury stock as non-plan grants.

Section III. Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	YTD 2004	2003	2002
Net grants (1) during the period as % of outstanding shares (2)	5.06%	-4.87%	2.44%
Grants to listed officers (3) during the period as % of total options granted	2.00%	11.77%	14.33%
Grants to listed officers (3) during the period as % of outstanding shares	0.11%	0.19%	0.49%
Cumulative options held by listed officers (3) as % of total options outstanding	16.79%	22.90%	17.93%

(1)	Options granted are net of options canceled.
(2)	Outstanding shares as of June 27, 2004, December 28, 2003 and December 29, 2002.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held in 2004, 2003 and 2002.

Section IV. Executive Options

Options granted to listed officers for the six months ended June 27, 2004 were as follows:

	2004 Option Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of June 27, 2004	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000	0.62%	$14.64	2/2/2014	$1,150,877	$2,916,549
	75,000	0.37%	$14.22	4/30/2011	$434,173	$1,011,807
W. J. Sanders III	—	N/A	N/A	N/A	N/A	N/A
William T. Siegle	18,750	0.09%	$14.64	2/2/2014	$172,632	$437,482
	6,250	0.03%	$14.22	4/30/2011	$36,181	$84,317
	25,000	0.12%	$14.22	4/30/2011	$144,724	$337,269
Derrick R. Meyer	37,500	0.19%	$14.64	2/2/2014	$345,263	$874,965
	37,500	0.19%	$14.22	4/30/2011	$217,086	$505,903
Bertrand F. Cambou	37,500	0.19%	$14.64	2/2/2014	$345,263	$874,965
	37,500	0.19%	$14.22	4/30/2011	$217,086	$505,903

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 29, 2004.

Option exercises during the six months ended June 27, 2004 and option values for listed officers for this period were as follows:

			Number of Securities Underlying Unexercised Options at June 27, 2004		Values of Unexercised In-the Money Options at June 27, 2004
Name (1)	Shares Acquired on Exercise	Value Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	—	$—	2,430,577	1,844,423	$796,318	$2,415,932
W. J. Sanders III	400,000	$994,089	3,400,000	—	$17,864,000	$—
William T. Siegle	12,000	$202,520	597,251	99,999	$2,088,733	$407,610
Derrick R. Meyer	—	$—	419,806	203,644	$1,438,462	$846,977
Bertrand F. Cambou	—	$—	159,170	178,330	$238,882	$470,618

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 29, 2004.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or six months ended June 27, 2004) and exercise price of options. For example, Dr. Siegle had shares withheld to pay taxes, but held the remainder of the shares he purchased through this stock option exercise.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance under our 2004 Plan as of June 27, 2004, are summarized in the following table:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under 2004 Plan (Excluding Securities Reflected in Column (a)(3) (c)
Equity compensation plans approved by stockholders	30,960,120	(1)	$14.53	28,117,024
Equity compensation plans not approved by stockholders	24,640,000	(2)	$11.64	—

TOTAL	55,600,120			28,117,024

(1)	After April 29, 2004, all awards are made under our stockholder-approved 2004 Plan.
(2)	Includes 357,851 shares granted from treasury stock as non-plan grants.
(3)	A total of 31 million shares were available for grant under our 2004 Plan as of April 29, 2004. In addition, shares that are cancelled from outstanding awards under the 2004 Plan or from our prior equity compensation plans, including those that were not approved by stockholders, become available for grant under the 2004 Plan and may be reissued as new awards.

Risk Factors

We plan for significant capital expenditures in fiscal 2004, and if we cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, we may be materially adversely affected. We plan for capital expenditures of approximately $1.5—$1.6 billion in fiscal 2004. Our ability to fund these expenditures depends on generating sufficient cash flow from operations and the availability of external financing, including third-party investments for the Fab 36 project. Our capital expenditures for 2004 include approximately $600 million for the Fab 36 project, approximately $200 million for the Fab 30 project and approximately $600 million for increasing the manufacturing capacity of our Flash memory fabrication and assembly and test facilities and for other research and development activities. As of June 27, 2004, we spent approximately $560 million of our total projected fiscal 2004 capital expenditures.

During the four-year period that commenced June 30, 2003, we are also obligated to provide Spansion LLC with additional funding to finance operational cash flow needs. Generally, Spansion LLC is first required to seek any required financing from external sources. However, if such third-party financing is not available, we must provide funding to Spansion LLC equal to our pro-rata ownership interest in Spansion LLC, which is currently 60 percent.

In addition, a significant amount of the costs of the Fab 36 project are denominated in euros. When we initially forecasted our budget for the Fab 36 project, we modeled certain financial assumptions, including that the foreign exchange rate, over time, would be one euro to one U.S. dollar. Since our initial forecast, the U.S. dollar has depreciated against the euro. If the U.S. dollar continues to depreciate against the euro, the costs of the Fab 36 project may be higher than we planned, which could have a material adverse effect on us.

These capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and will decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we abandon projects such as the Fab 36 project, we may have to write off related costs that we capitalized and we may be required to continue to make payments or otherwise be liable pursuant to then-existing contracts that we cannot terminate at will or without significant penalties. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of debt and debt service obligations, and may incur additional debt, which could adversely affect our financial position and prevent us from fulfilling our obligations under the agreements governing our indebtedness. We have a substantial amount of debt and we may incur additional debt in the future. As of June 27, 2004, our total debt was $2.0 billion and stockholders’ equity was $2.5 billion. In addition, as of June 27, 2004, we had up to $125 million of availability under our July 2003 Loan Agreement (subject to our borrowing base). We had also guaranteed approximately $203 million of debt, which is not reflected as debt on our balance sheet.

In addition, we currently anticipate that AMD Fab 36 KG will be able to draw under the Fab 36 Loan Agreements during 2006. Repayments of amounts outstanding under this facility commence on September 30, 2007 and continue on a quarterly basis through March 31, 2011. We guaranteed 100 percent of the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements and repayment by AMD Fab 36 KG of grants and allowances provided by the Federal Republic of Germany and the State of Saxony should such repayment be required pursuant to the terms of the subsidy arrangements.

In March 2004 Spansion Japan entered into a revolving credit facility agreement in the aggregate amount of 15 billion yen (approximately $139 million as of June 27, 2004). As of June 27, 2004, the full amount of this facility, subject to the value of Spansion Japan’s accounts receivable from Fujitsu, was available.

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

Our ability to make payments on and to refinance our debt or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

If we were to lose Microsoft Corporation’s support for our products, or if there is a significant delay in Microsoft’s release of an operating system that works with our AMD64 technology, our ability to market our processors could be materially adversely affected. Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft’s designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, including a timely introduction of an operating system that works with our AMD64 technology introduced with our AMD Opteron and AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. If we fail to retain the support of Microsoft our ability to market our processors could be materially adversely affected.

In July 2004, Microsoft announced a delay in the release of its Windows Server 2003 Service Pack 1, Windows Server 2003 for 64-Bit Extended Systems and Windows XP 64-Bit for 64- Bit Extended Systems. The new Windows editions are designed to take advantage of 64-bit extensions to the standard x86 instruction set. Microsoft is currently estimating that the release of this software will occur in the first half of 2005. Previously, Microsoft estimated the release date for this software to be in late 2004. This delay could adversely impact the timing of development of 64-bit applications by independent software providers and the adoption of 64-bit computing by end-users. As a result, this delay could have a material adverse effect on our ability to sell our AMD Opteron and AMD Athlon 64 processors.

We must achieve further market acceptance of our new 64-bit technology, AMD64, or we will be materially adversely affected. We introduced our AMD Opteron processors in April 2003, and we introduced our AMD Athlon 64 processors in September 2003. We designed these processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. The success of these processors is subject to risks and uncertainties including:

•	continued market acceptance of our AMD64 technology, including the willingness of users to purchase products with 64-bit capability prior to the availability of operating systems and software applications that take full advantage of our AMD64 technology;

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications.

•	our ability to produce these processors in a timely manner on new process technologies, including 90-nanometer silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards and chipsets designed for these processors.

We cannot be certain that our substantial investments for research and development of process technologies will lead to timely improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive. We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. In December 2002, we executed an agreement with IBM to jointly develop new logic process technologies, particularly 65- and 45-nanometer technologies to be implemented on 300-millimeter silicon wafers, for use in producing future high-performance microprocessor products. The successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in this agreement are critical to our AMD Opteron and AMD Athlon 64 microprocessors and to our ability to commence operations at Fab 36 in accordance with our planned schedule. From the beginning of 2002 through June 27, 2004, we paid approximately $200 million to IBM in connection with agreements and services related to research and development activities. We cannot be certain that we will be able to develop, or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products profitably or on a timely basis. Furthermore, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive or that our partnership with IBM will be successful.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business. The highly cyclical semiconductor industry has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses during the most recent downturn, as a result of:

•	the cyclical nature of the supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

If these conditions in the semiconductor industry occur in the future, we could be materially adversely affected.

Fluctuations in the computer market may materially adversely affect us. The Computation Products segment of our business is dependent upon the market for computers, including PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If end user demand for PCs is below our expectations, or if market acceptance of our AMD Athlon 64, AMD Opteron or AMD Sempron processors by enterprises does not continue in accordance with our expectations, we could be materially adversely affected.

In addition, potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

Declines in demand for cellular telephones may materially adversely affect us. The Memory Products segment of our business is dependent upon the market for feature-rich cellular telephones. If demand for cellular telephones is below our expectations or if the functionality of successive generations of cellular telephones does not require increasing NOR density, we could be materially adversely affected.

If we are not successful in continuing to integrate the operations of Spansion LLC, we could be materially adversely affected. Effective June 30, 2003, we and Fujitsu executed several agreements that resulted in the integration of our and Fujitsu’s Flash memory operations.

Our anticipated benefits from this transaction are subject to, among other things, the following risks:

•	the possibility that Spansion LLC will not be successful because of problems integrating the operations and employees of the two companies or achieving the efficiencies and other advantages intended by the transaction; and

•	the possibility that global business and economic conditions will worsen, resulting in lower than currently expected demand for Flash memory products, particularly in the high-end cellular telephone sector.

We cannot assure you that we will be able to continue to successfully integrate these operations or that we will be able to achieve and sustain any benefit from Spansion LLC’s creation.

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

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent-cross license agreement with Intel does not extend to microprocessors that are bus interface protocol compatible with Intel’s current and future generation processors. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our continued success in developing and maintaining relationships with infrastructure providers in order to ensure that these third-party designers and manufacturers design PC platforms to support new generations of our microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings, particularly our AMD64-based microprocessors, could have a material adverse effect on us.

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect competition from Intel to increase in 2004 and beyond to the extent Intel reduces prices on its microprocessor and/or Flash memory products and as Intel introduces new competitive products. For example, during June 2004 Intel announced the availability of a 64-bit processor for servers and workstations that runs existing 32-bit software applications. These processors compete with our AMD Opteron microprocessors. In addition, Intel announced that it will offer 64-bit processors for the desktop market and other market segments that will be able to run existing 32-bit software applications in a time frame based on both timing and availability of the infrastructure required to support them and customer demand. These products would compete with our AMD Athlon 64 microprocessors. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We are currently transitioning to 90-nanometer process technology and we expect to transition to using 300-millimeter wafers in 2006. As a result, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s strong position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

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

To be successful, we must increase sales of our x86 microprocessor products to existing customers and develop new customers in both consumer and commercial markets, particularly the latter. Our production and sales plans for microprocessors are subject to other risks and uncertainties, including:

•	continued market acceptance for the AMD Opteron and AMD Athlon 64 microprocessors, which rely on market acceptance and demand for our AMD64 technology;

•	market acceptance of our AMD Sempron microprocessors, a new value brand of processors for use in PCs and laptops that we introduced in July 2004;

•	our ability to fund our planned 300-millimeter wafer fabrication facility and develop associated process technologies that will be required for long-term competitiveness;

•	our ability to increase our share of the enterprise market with tier-one OEM customers in order to have the demand necessary to utilize the capacity of our planned 300-millimeter wafer fabrication facility;

•	our ability to successfully market the AMD Opteron, AMD Athlon 64, AMD Sempron and AMD Athlon XP processors, which rely in part on market acceptance of a metric based on overall processor performance versus processor clock speed (measured in megahertz frequency);

•	the pace at which we expect to be able to convert production in Fab 30 to 90-nanometer process technology;

•	our ability to maintain adequate selling prices of microprocessors despite increasingly aggressive Intel pricing strategies, marketing programs, new product introductions and product bundlings of microprocessors, motherboards and chipsets;

•	our ability, on a timely basis, to produce microprocessors in the volume and with the performance and feature set required by customers;

•	our ability to attract and retain engineering and design talent;

•	our ability to expand system design capabilities; and

•	the availability and acceptance of motherboards and chipsets designed for our microprocessors.

Our ability to increase microprocessor product net sales and benefit fully from the substantial investments we have made and continue to make related to microprocessors also depends on the success of our AMD Sempron processors and the continuing success of our AMD Opteron, AMD Athlon 64 and AMD Athlon XP microprocessors. If we fail to achieve continued and expanded market acceptance of our microprocessors, we could be materially adversely affected.

The loss of a significant customer for our Spansion Flash memory products in the high-end cellular telephone market, or a lack of continued market acceptance of MirrorBit technology may have a material adverse effect on us. Since the third quarter of 2002, our Flash memory product sales growth was dependent on the strength in the high-end cellular phone market. To date, our sales in that market have been concentrated with a limited group of customers. In addition, we expect competition in the market for Flash memory devices to continue to increase as new competitors enter the Flash memory market, particularly the NOR segment, existing competing manufacturers introduce new products or pursue aggressive pricing strategies and industry wide production capacity increases. We may be unable to maintain or increase our market share in Flash memory devices as the market develops and other competitors introduce new competing products. A decline in unit sales of our Flash memory devices, lower average selling prices, a downturn in the cellular phone market or a loss of a significant cellular phone customer, could have a material adverse effect on us.

Spansion Flash memory products can be categorized into two main technologies: Floating gate and MirrorBit technology. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. A lack of continued customer or market acceptance of MirrorBit technology, adoption of such technology at a slower rate than we anticipate, or any substantial difficulty in transitioning Flash memory products, including those based on MirrorBit technology, to any future process technology could reduce our ability to be competitive in the market and could have a material adverse effect on us.

Spansion Flash memory products are based on the NOR architecture, and a significant market shift to the NAND architecture could materially adversely affect us. Spansion Flash memory products are based on the Boolean logic-based NOR (Not Or) architecture, which is typically used for code execution. We do not currently manufacture products based on NAND (Not And) architecture, which typically offers greater storage capacity. During 2003, sales of products based on NAND architecture grew at higher rates than sales of NOR products. This resulted in the NAND vendors gaining a greater share of the overall Flash market. Any significant shift in the marketplace to products based on NAND architecture or other architectures may reduce the total market available to us and therefore reduce our market share, which could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products. The last economic slowdown in the United States and worldwide, which began in the fourth quarter of 2000 and lasted until the second half of 2003, adversely affected demand for our products. Although economic conditions have continued to improve since the second half of 2003, another decline of the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, China’s economy has been growing at a fast pace over the past several years, and Chinese authorities have recently introduced various measures to slowdown the pace of economic growth. However, if Chinese authorities are not able to stage an orderly slowdown, or “soft landing,” China’s economy could be materially adversely affected. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

The occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. In addition, terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, ultimately affecting our sales.

Also as a result of terrorism, the United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us, and also may result in the volatility of the market price for our securities and on the future prices of our securities.

Manufacturing capacity constraints and manufacturing capacity utilization rates may adversely affect us. There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with others, could have a material adverse effect on us. If we do not complete the transition to 90-nanometer manufacturing process technology at Fab 30 on a timely basis, we may not be able to meet the demand for certain of our microprocessor products. In addition, if we do not complete the transition to manufacturing certain Spansion Flash memory products using 110-nanometer and more advanced manufacturing process technology on a timely basis, or otherwise increase capacity at our Flash memory manufacturing facilities, we may not be able to meet demand for these products from our customers. If we cannot meet demand for our products we could be materially adversely affected.

At times we may underutilize our manufacturing facilities as a result of reduced demand for certain of our products. We are substantially increasing our manufacturing capacity by building Fab 36, transitioning to smaller manufacturing process technologies and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected. Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance, and decrease costs. We are transitioning the production of certain of our microprocessor products to 90-nanometer process technology and the production of certain Flash memory products to 110-nanometer process technology. In addition we anticipate that we will begin to transition the production of certain Flash memory products to 90-nanometer process technology during late 2004. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. Substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. For example, Intel currently manufactures certain microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and that cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more equivalent chips per wafer than 200-millimeter wafers. We are currently transitioning to 90-nanometer process technology and we expect to transition to using 300-millimeter wafers in 2006. Furthermore, impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot be sure that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

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

Intense competition in the integrated circuit industry could materially adversely affect us. The integrated circuit industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition, and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, competitors enter the market, and successive generations of products are developed and introduced for sale. Failure to reduce our costs on existing products or to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins, could have a material adverse effect on us.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. Our July 2003 Loan Agreement, as amended, contains restrictive covenants and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts. Similarly, the guarantee associated with the Fab 36 Loan Agreements contains restrictive covenants and requires us to maintain specified financial ratios when group consolidated cash is below specified amounts. The Dresden Loan Agreements also impose restrictive covenants on AMD Saxony, including a restriction on its ability to pay dividends. The July 2003 FASL Term Loan, as amended, contains restrictive covenants, including a prohibition on Spansion LLC’s ability to pay dividends and also requires Spansion LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash or its net worldwide cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments, can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under our July 2003 Loan Agreement, the July 2003 FASL Term Loan the Dresden Loan Agreements and/or Fab 36 Loan Agreements. In addition, these agreements contain cross-default provisions whereby a default under one agreement would likely result in cross-default under agreements covering other borrowings. For example, the occurrence of a default under the July 2003 FASL Term Loan would cause a cross-default under the July 2003 Loan Agreement and a default under the July 2003 Loan Agreement or under the indenture governing our 4.75% Debentures and our 4.50% Notes would cause a cross-default under the Dresden Loan Agreements. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our July 2003 Loan Agreement, and in certain property, plant and equipment under the July 2003 FASL Term Loan Agreement. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements and AMD Fab 36 KG has pledged substantially all of its property as security under the Fab 36 Loan Agreements. If the lenders under any of the credit facilities or the note holders or the trustee under the indenture governing our 4.75% Debentures and our 4.50% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

If essential raw materials are not available to manufacture our products, we could be materially adversely affected. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers and rely on a few foreign companies to supply the majority of certain types of integrated circuit packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM, from third party suppliers and incorporate these die into Spansion multi-chip package products. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us. Nearly all product assembly and final testing of our microprocessor products are performed at our manufacturing facilities in Malaysia and Singapore. Nearly all product assembly and final testing of Spansion products are performed at facilities in Malaysia, Thailand, and China. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers for the production of our Personal Connectivity Solutions and chipset products, international joint ventures for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors, and we have international sales operations.

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

As part of our business strategy, we are continuing to seek expansion of product sales in emerging global markets. Expansion into emerging global markets presents similar political and economic risks as described above, and we may be unsuccessful in our strategy to penetrate these markets.

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

Our inability to effectively implement new modules of our enterprise resource planning system could have a material adverse effect on us. We are in the process of implementing the sales and distribution modules of our enterprise resource planning (ERP) system. The ERP system is intended to provide an integrated information system to serve all of AMD. We are heavily dependent on the proper function of our internal systems to conduct our business. System failure or malfunctioning may result in disruption of operations and the inability to process transactions. If we encounter unforeseen problems with regard to system operations or these additional module implementations, we could be materially adversely affected.

We rely on third parties to provide supply-chain logistics functions, including physical distribution of our products, and some information technology services. We rely on a third-party provider to deliver our products to our customers and to distribute materials for our fabrication facilities. In addition, we rely on a third-party provider in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for our fabrication facilities could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us.

In addition, we decided to co-source these functions to third parties primarily to lower our operating expenses and create a more variable cost structure. However, if the costs related to administration, communication and coordination of these third-party providers are greater than we expect, then we will not realize our anticipated cost savings.

Our operating results are subject to substantial seasonal fluctuations. A substantial portion of our quarterly sales have been made in the last month of the quarter. This uneven sales pattern makes prediction of net sales for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control

Uncertainties involving the ordering, and shipment of, and payment for our products could materially adversely affect us. Sales of our products are typically made pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our microprocessor customers. From time to time, we enter into long-term supply arrangements with our Flash memory customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory. While we believe inventories in the supply chain are currently at reasonable levels, market conditions are uncertain and these and other factors could materially adversely affect us.

Our price-protection obligations and return rights under specific provisions in our agreements with distributors may adversely affect us. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as products that are slow moving or have been discontinued. These agreements, which may be canceled by either party on specified notice, generally allow for the return of our products. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. The price protection and return rights we offer to our distributors could materially adversely affect us if distributors exercise these rights as a result of an unexpected significant decline in the price of our products or otherwise.

Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us. We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products entering the market result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel compete with heavily discounted products, which adversely effects demand for our products. In addition, our inability to control gray marketing activities could result in customer satisfaction issues, because anytime products are purchased outside our authorized distribution channel, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered in some way, or used products represented as new. Further, gray market products can be mishandled or damaged, which would cause additional customer satisfaction issues. Our inability to control sales of our products on the gray market could have a material adverse effect on us.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses. We may not be able to adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to cost-effectively monitor compliance with, and enforce, our intellectual property on a worldwide basis.

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

Failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, alteration of manufacturing process, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur other expenses associated with compliance with environmental regulations. Any failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on us.

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

Our corporate headquarters in California and manufacturing facilities in Japan are located in earthquake zones and these operations could be interrupted in the event of an earthquake. Our corporate headquarters are located near major earthquake fault lines in California and the wafer fabrication facilities for Spansion Flash memory products are located near major earthquake fault lines in Japan. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. We experienced no significant changes in market risk during the first six months of 2004. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of June 27, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMD’s annual meeting of stockholders was held on April 29, 2004. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
W. J. Sanders III	293,288,200	10,087,070
Hector de J. Ruiz	292,956,393	10,418,877
W. Michael Barnes	293,559,781	9,815,489
Charles M. Blalack	283,180,347	20,194,923
R. Gene Brown	283,257,624	20,117,646
Bruce L. Claflin	292,663,466	10,711,804
H. Paulett Eberhart	294,525,780	8,849,490
Robert B. Palmer	284,263,474	19,111,796
Leonard M. Silverman	285,229,398	18,145,872

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year was approved.

For: 298,927,161

Against: 2,762,409

Abstain: 1,685,699

Proposal No. 3: The proposal to approve the 2004 Equity Incentive Plan was approved.

For: 109,675,988

Against: 64,137,098

Abstain: 3,641,036

Broker non-vote: 125,921,148

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.39(a-2)	Second Amendment to Amended and Restated Loan and Security Agreement dated April 19, 2004, by and among Advanced Micro Devices, Inc., AMD International Sales and Service Ltd., the several financial institutions party thereto as Lenders, Bank of America, N.A., as administrative agent and a Lender, Congress Financial Corporation as syndication agent, The CIT Group/Business Credit, Inc. as documentation agent and a Lender, and Wells Fargo Foothill, LLC, as collateral agent and a Lender.

10.48(a-1)	First Amendment to Amended and Restated Term Loan Agreement dated as of March 29, 2004, by and among FASL LLC, General Electric Capital Corporation and the Majority Lenders party thereto.

***10.61	EUR 700,000,000 Term Loan Facility Agreement dated April 21, 2004, between AMD Fab 36 Limited Liability Company & Co. KG, ABN AMRO Bank N.V., Commerzbank Aktiengesellschaft, Deutsche Bank Luxembourg S.A., Dresdner Kleinwort Wasserstein, the investment banking division of Dresdner Bank AG, Landesbank Hessen-Thüringen, Girozentrale, Landesbank Sachsen Girozentrale, Dresdner Bank Luxembourg S.A., Dresdner Bank AG and the financial institutions specified in Schedule 1.

10.62	Subordination Agreement dated April 20, 2004, between AMD, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 LLC and LM Beteiligungsgesellschaft mbH, AMD Fab 36 Limited Liability Company & Co. KG, ABN AMRO Bank N.V., Commerzbank Aktiengesellschaft, Deutsche Bank Luxembourg S.A., Dresdner Kleinwort Wasserstein, KFW, Landesbank Hessen-Thüringen, Girozentrale and Landesbank Sachsen Girozentrale, as Mandated Lead Arrangers, Dresdner Bank Luxembourg S.A., as Facility Agent, with Dresdner Bank AG as Security Agent, and the financial institutions specified therein.

10.63	Guarantee Agreement dated April 21, 2004, between AMD, AMD Fab 36 Limited Liability Company & Co. KG, Dresdner Bank AG and Dresdner Bank Luxembourg S.A.

10.64	License Agreement dated April 21, 2004, between AMD, AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG.

***10.65	Limited Partnership Agreement of AMD Fab 36 Limited Liability Company & Co. KG dated April 21, 2004, by and between AMD Fab 36 LLC, LM Beteiligungsgesellschaft mbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, Leipziger Messe GmbH, and Fab 36 Beteiligungs GmbH.

***10.66	Agreement on the Formation of a Silent Partnership dated April 21, 2004, by and between AMD Fab 36 Limited Liability Company & Co. KG, Leipziger Messe GmbH, and Fab 36 Beteiligungs GmbH.

10.67	Agreement of Purchase and Sale of Limited Partner’s Interests dated April 21, 2004, by and between Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD.

10.68	Agreement of Purchase and Sale of Silent Partner’s Interests dated April 21, 2004, by and between AMD, Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD Fab 36 Limited Liability Company & Co. KG.

10.69	AMD Fab 36 Holding Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD.

10.70	AMD Fab 36 Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG.

10.71	Management Service Agreement dated October 31, 2003, between AMD Saxony Limited Liability Company & Co. KG, SI Investment Limited Liability Company & Co. KG, SI Investment Holding GmbH and AMD.

10.72	Buy-In Agreement dated October 31, 2003, by and between AMD and SI Investment Limited Liability Company & Co. KG.

10.73	Revolving Credit Agreement dated April 21, 2004, among AMD, AMD Fab 36 Holding GmbH, and AMD Fab 36 Limited Liability Company & Co. KG.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Confidential treatment has been requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 26, 2004, reporting under Item 5 – Other Events was filed announcing the signing of a EUR 700,000,000 term loan facility agreement and other related agreements for AMD Fab 36 Limited Liability Company & Co. KG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 5, 2004	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President and Chief Financial Officer Signing on behalf of the registrant and as the principal accounting officer