Form 10-Q
period 2004-09-26
ADVANCED MICRO DEVICES INC
filed 2004-11-04
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value as of November 1, 2004: 367,068,203.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net sales	$988,560	$766,173	$2,876,699	$2,125,989
Net sales to related party (see Note 3)	250,899	187,586	861,030	187,586

Total net sales	1,239,459	953,759	3,737,729	2,313,575

Expenses:
Cost of sales	738,026	626,880	2,289,935	1,548,556
Research and development	230,896	213,997	681,807	625,572
Marketing, general and administrative	202,179	151,111	561,389	424,500
Restructuring and other special charges, net	—	(8,000)	2,514	(5,854)

	1,171,101	983,988	3,535,645	2,592,774

Operating income (loss)	68,358	(30,229)	202,084	(279,199)

Interest income and other, net	2,502	493	11,280	12,203
Interest expense	(25,148)	(26,848)	(83,258)	(79,017)

Income (loss) before minority interest, income taxes, and equity in net income of Manufacturing Joint Venture	45,712	(56,584)	130,106	(346,013)
Minority interest in loss of subsidiary	3,008	25,353	1,832	25,353

Income (loss) before income taxes and equity in net income of Manufacturing Joint Venture	48,720	(31,231)	131,938	(320,660)
Provision for income taxes	4,872	—	10,819	2,936

Income (loss) before equity in net income of Manufacturing Joint Venture	43,848	(31,231)	121,119	(323,596)
Equity in net income of Manufacturing Joint Venture	—	—	—	5,913

Net income (loss)	$43,848	$(31,231)	$121,119	$(317,683)

Net income (loss) per common share (see Note 5):
Basic	$0.12	$(0.09)	$0.34	$(0.92)

Diluted	$0.12	$(0.09)	$0.32	$(0.92)

Shares used in per share calculation:
Basic	355,254	347,334	353,412	346,222

Diluted	417,576	347,334	418,531	346,222

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands except share amounts)

	September 26, 2004	December 28, 2003*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$776,588	$968,183
Compensating balance	214,821	217,621
Short-term investments	193,768	127,563

Total cash and cash equivalents, compensating balance and short-term investments	1,185,177	1,313,367
Accounts receivable	638,069	397,644
Accounts receivable from related party (see Note 3 and Note 11)	175,609	187,898
Allowance for doubtful accounts	(22,928)	(20,658)

Total accounts receivable, net	790,750	564,884
Inventories:
Raw materials	60,184	42,925
Work-in-process	534,487	504,861
Finished goods	212,562	149,872

Total inventories	807,233	697,658
Deferred income taxes	111,452	102,651
Prepaid expenses and other current assets	156,628	177,145

Total current assets	3,051,240	2,855,705
Property, plant and equipment:
Land	60,614	61,002
Buildings and leasehold improvements	2,143,634	2,277,947
Equipment	7,365,028	7,581,241
Construction in progress	567,443	152,204

Total property, plant and equipment	10,136,719	10,072,394
Accumulated depreciation and amortization	(6,258,822)	(6,223,902)

Property, plant and equipment, net	3,877,897	3,848,492
Other assets	353,302	345,575

Total assets	$7,282,439	$7,049,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557,452	$460,271
Accounts payable to related party (see Note 3)	43,456	32,345
Accrued compensation and benefits	190,625	160,644
Accrued liabilities	303,802	327,122
Restructuring accruals, current portion	18,641	29,770
Income taxes payable	23,715	41,370
Deferred income on shipments to distributors	128,061	72,376
Current portion of long-term debt and capital lease obligations	216,027	193,266
Other current liabilities	102,147	90,533

Total current liabilities	1,583,926	1,407,697
Deferred income taxes	147,514	157,690
Long-term debt and capital lease obligations, less current portion	1,787,017	1,859,674
Long-term debt payable to related party (see Note 3)	40,000	40,000
Other long-term liabilities	353,137	428,761
Minority interest	799,403	717,640
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 362,674,508 on September 26, 2004 and 357,119,809 on December 28, 2003; shares outstanding: 355,837,127 on September 26, 2004 and 350,252,591 on December 28, 2003	3,556	3,502
Capital in excess of par value	2,109,832	2,051,254
Treasury stock, at cost (6,837,381 shares on September 26, 2004 and 6,867,218 shares on December 28, 2003)	(92,048)	(92,421)
Retained earnings	338,684	217,891
Accumulated other comprehensive income	211,418	258,084

Total stockholders’ equity	2,571,442	2,438,310

Total liabilities and stockholders’ equity	$7,282,439	$7,049,772

*	Amounts as of December 28, 2003 were derived from the December 28, 2003 audited financial statements.

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income (loss)	$121,119	$(317,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in loss of subsidiary	(1,832)	(25,353)
Depreciation	860,763	677,124
Amortization	34,341	31,228
Impairment of equity investment	—	2,339
Recovery of (provision for) doubtful accounts	(230)	5,023
Change in deferred income taxes	(14,946)	15,199
Restructuring and other special charges, net	2,514	(4,295)
Foreign grant and subsidy income	(66,242)	(49,359)
Net (gain) loss on disposal of property, plant and equipment	(6,294)	19,947
Net gain realized on sale of available-for-sale securities	(7,188)	(3,736)
Compensation recognized under employee stock plans	835	1,361
Undistributed income of joint venture	—	(5,913)
Recognition of deferred gain on sale of building	(1,261)	(1,260)
Tax benefit (expense) allocated to minority interest	1,749	(1,949)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(235,922)	123,224
Decrease (increase) in accounts receivable from related party	12,289	(208,130)
Increase in inventories	(112,422)	(72,164)
Decrease in prepaid expenses	43,468	14,837
(Increase) decrease in other assets	(15,179)	26,343
(Decrease) increase in income taxes payable	(17,655)	25,791
Refund of customer deposits under long-term purchase agreements	(20,500)	(26,500)
Net increase (decrease) in accounts payable, accrued liabilities and other liabilities	105,666	(334,518)
Increase in accounts payable to related party	11,110	3,683
Increase in accrued compensation and benefits	30,150	11,755

Net cash provided by (used in) operating activities	724,333	(93,006)

Cash flows from investing activities:
Net cash acquired from formation and consolidation of Spansion LLC	—	147,616
Purchases of property, plant and equipment	(969,758)	(407,535)
Proceeds from sale of property, plant and equipment	24,347	26,670
Business acquisitions, net of cash acquired	—	(6,265)
Purchases of available-for-sale securities	(197,187)	(970,391)
Proceeds from sale and maturity of available-for-sale securities	130,807	1,500,460

Net cash (used in) provided by investing activities	(1,011,791)	290,555

Cash flows from financing activities:
Proceeds from borrowings	105,184	47,350
Payments on debt, capital lease obligations and other	(204,078)	(85,481)
Proceeds from foreign grants and subsidies	4,910	142,029
Proceeds from sale leaseback transactions	44,141	244,647
Proceeds from limited partners’ contribution in subsidiary (see Note 12)	90,888	—
Proceeds from issuance of stock	57,841	17,149

Net cash provided by financing activities	98,886	365,694

Effect of exchange rate changes on cash and cash equivalents	(3,023)	33,994

Net (decrease) increase in cash and cash equivalents	(191,595)	597,237
Cash and cash equivalents at beginning of period	968,183	397,698

Cash and cash equivalents at end of period	$776,588	$994,935

Non-cash financing activities
Equipment sale leaseback transaction	$34,366	$284,297

Non-cash investing activities
Formation and consolidation of Spansion LLC:
Total non-cash net assets of Manufacturing Joint Venture contributed by venture partners	—	$768,000

Total non-cash net assets contributed by Fujitsu	—	$154,000

AMD contribution of investment in Manufacturing Joint Venture	—	$390,069

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 26, 2004

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

The consolidated financial statements of the Company for periods subsequent to June 29, 2003 include Spansion LLC, which was formed by the Company and Fujitsu Limited, effective June 30, 2003. As the Company has a 60 percent controlling equity interest in Spansion LLC, it began consolidating the results of Spansion LLC’s operations on June 30, 2003, the effective date of its formation.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and nine months ended September 28, 2003 and September 26, 2004 each included 13 weeks and 39 weeks. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its 2004 Equity Incentive Plan and its prior stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of Company stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effects on net income (loss) and net income (loss) per share are as follows for the quarters and the nine months ended September 28, 2003 and September 26, 2004.

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands except per share amounts)
Net income (loss) - as reported	$43,848	$(31,231)	$121,119	$(317,683)

Plus: compensation expense recorded under APB 25	224	366	820	1,361
Less: SFAS 123 compensation expenses	(21,840)	(19,148)	(86,487)	(58,307)

Net income (loss) - pro forma	$22,232	$(50,013)	$35,452	$(374,629)

Basic net income (loss) per common share—as reported	$0.12	$(0.09)	$0.34	$(0.92)
Diluted net income (loss) per common share—as reported	$0.12	$(0.09)	$0.32	$(0.92)

Basic net income (loss) per common share—pro forma	$0.06	$(0.14)	$0.10	$(1.08)
Diluted net income (loss) per common share—pro forma	$0.06	$(0.14)	$0.10	$(1.08)

3. Related-Party Transactions

Fujitsu became a related party of the Company effective June 30, 2003 as a result of its investment in Spansion LLC, the Company’s majority-owned consolidated subsidiary. The following tables present the significant transactions between the Company and Fujitsu, directly and through its subsidiary Spansion LLC, and balances receivable from or payable to Fujitsu as of and for the periods presented:

	Quarter Ended September 26, 2004	Nine Months Ended September 26, 2004
	(in thousands)
Sales to Fujitsu	$250,899	$861,030
Royalty expenses to Fujitsu	4,137	14,062
Distributor commission to Fujitsu	16,445	54,257
Service fees to Fujitsu	8,158	24,954

	As of September 26, 2004	As of December 28, 2003
	(in thousands)
Accounts receivable from Fujitsu	$175,609	$187,898
Accounts payable to Fujitsu	43,456	32,345
Notes payable to Fujitsu	40,000	40,000

The royalty payable to Fujitsu represents the payments made by Spansion LLC to Fujitsu for its rights to Fujitsu’s intellectual property. The commission to Fujitsu represents the compensation that Spansion LLC pays to Fujitsu for being a distributor of Spansion™ Flash memory products. The service fees to Fujitsu represent charges paid by Spansion LLC in exchange for services provided by Fujitsu, including information technology support, research and development, quality assurance, insurance, facilities, environmental and human resources services. These services are provided primarily to Spansion Japan Limited, Spansion LLC’s wholly owned subsidiary (Spansion Japan).

In addition to the above transactions with Fujitsu, certain of Spansion Japan’s employees are also covered by a defined pension plan and a lump-sum retirement benefit plan administered by Fujitsu, but for which the Company has assumed related pension liabilities. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the nine-month period ended September 26, 2004, the Company recorded pension cost of approximately $6 million and as of September 26, 2004, the Company has recorded a pension benefit obligation liability of approximately $25 million. As of March 31, 2004, the date of the latest actuarial analysis of pension liability, the estimated projected benefit obligations under the plan related to Spansion Japan employees were approximately $41 million and the estimated pension plan assets attributable to Spansion Japan employees were approximately $14 million.

The Company’s transactions with Fujitsu are based on negotiated terms which the Company believes are arms-length.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of September 26, 2004:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(in thousands)
Cash equivalents:
Time deposits	$452,518			$452,518
Federal agency notes	19,257			19,257
Money market funds	111,000			111,000
Commercial papers	190,932			190,932

Total cash equivalents	$773,707	—	—	$773,707

Short-term investments:
Auction rate preferred stocks	$191,175			$191,175
Corporate notes	2,879		(286)	2,593

Total short-term investments	$194,054	—	(286)	$193,768

Long-term investments:
Equity investments	4,843	1,149	—	5,992

Total long-term investments (included in other assets)	$4,843	$1,149	—	$5,992

Grand Total	$972,604	$1,149	$(286)	$973,467

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

The amortized cost and estimated fair value of short-term investments at September 26, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The Company does not have any short-term investments with maturities greater than one year from September 26, 2004.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$194,054	$193,768

Total	$194,054	$193,768

The Company realized net gains from the sale of available-for-sale securities of approximately $7 million and $3.7 million in the first nine months of 2004 and 2003, which were included in interest income and other, net.

At September 26, 2004 and December 28, 2003, the Company had approximately $14 million and $12 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that were included in other assets. The fair market value of these investments approximated their cost at September 26, 2004 and December 28, 2003.

The compensating balance of $215 million at September 26, 2004 represents the minimum cash balance that AMD Saxony Limited Liability Company & Co. KG, an indirect wholly owned subsidiary of the Company, must maintain pursuant to the terms of the Dresden Loan Agreements (as defined in Note 8). As a result of the prepayment of the Dresden Term Loans on November 2, 2004, AMD Saxony will no longer be required to maintain a minimum cash balance. See Note 13.

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

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands, except per share data)
Numerator:
Numerator for basic income (loss) per common share	$43,848	$(31,231)	$121,119	$(317,683)

Effect of assumed conversion of $402.5 million 4.50% convertible notes:
Interest expense, net of tax provision	5,014	—	15,042	—
Profit sharing expense adjustment, net of tax provision	(501)	—	(1,504)	—

Numerator for diluted income (loss) per common share	$48,361	$(31,231)	$134,657	$(317,683)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	355,254	347,334	353,412	346,222
Effect of dilutive securities:
Employee stock options	7,709	—	10,506	—
4.50% convertible notes	54,613	—	54,613	—

Potential dilutive common shares	62,322	—	65,119	—

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	417,576	347,334	418,531	346,222

Net income (loss) per common share:
Basic	$0.12	$(0.09)	$0.34	$(0.92)

Diluted	$0.12	$(0.09)	$0.32	$(0.92)

Potential dilutive common shares of approximately 21 million and 78 million for the three months ended September 26, 2004 and September 28, 2003 and 21 million and 77 million for the nine months ended September 26, 2004 and September 28, 2003 were not included in the net income (loss) per common share calculation, as their inclusion would have been antidilutive.

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

Beginning in the third quarter of 2003, the Company changed its reportable segments to: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which primarily includes Spansion Flash memory solutions.

The All Other category is not a reportable segment. It includes small operating segments (personal connectivity solutions products, which include low power MIPS and x86 embedded microprocessor products, and Foundry Services, which included fees from its former voice communications and programmable logic products subsidiaries) that represent less than ten percent of the Company’s consolidated net sales or assets, individually and in the aggregate. This category also includes certain operating expenses and credits that are not allocated to the Computation Products and Memory Products operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, because Spansion LLC did not exist prior to June 30, 2003, the Company’s results of operations for periods prior to June 30, 2003 do not include the consolidation of Spansion LLC’s results of operations. Accordingly, the segment operating information for the Memory Products segment for the nine months ended September 26, 2004 is not fully comparable to the reclassified segment information for the prior periods presented.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and nine months ended September 26, 2004 and September 28, 2003:

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)		(in thousands)
Computation Products
Net sales	$672,518	$503,461	$1,797,767	$1,379,190
Operating income (loss)	89,479	19,290	214,266	(85,881)
Memory Products
Net sales	537,608	423,815	1,838,585	852,707
Operating income (loss)	15,226	(49,455)	74,201	(186,826)
All Other
Net sales	29,333	26,483	101,377	81,678
Operating income (loss)	(36,347)	(64)	(86,383)	(6,492)
Total
Net sales	1,239,459	953,759	3,737,729	2,313,575
Operating income (loss)	68,358	(30,229)	202,084	(279,199)
Interest income and other, net	2,502	493	11,280	12,203
Interest expense	(25,148)	(26,848)	(83,259)	(79,017)
Minority interest in income of subsidiary	3,008	25,353	1,833	25,353
Provision for income taxes	(4,872)	—	(10,820)	(2,936)
Equity in net income of Manufacturing Joint Venture	—	—		5,913

Net income (loss)	$43,848	$(31,231)	$121,118	$(317,683)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)		(in thousands)
Net income (loss)	$43,848	$(31,231)	$121,119	$(317,683)
Net change in cumulative translation adjustments	(281)	51,504	(24,108)	154,494
Net change in unrealized losses on cash flow hedges	(3,614)	(8,086)	(17,140)	(19,713)
Net change in minimum pension liabilities	—	(3,874)	—	(3,874)
Net change in unrealized gains/(losses) on available-for-sale securities	(1,739)	3,865	(5,418)	3,682

Other comprehensive (loss) income	(5,634)	43,409	(46,666)	134,589

Comprehensive income (loss)	$38,214	$12,178	$74,453	$(183,094)

8. Guarantees

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company did not record any incremental liability associated with guarantees issued before December 31, 2002 (the effective date of FIN 45), inter-company guarantees, or guarantees where the underlying liabilities are already recorded on the Company’s unaudited condensed consolidated balance sheet.

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 26, 2004 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet as of September 26, 2004 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s unaudited consolidated balance sheet for these guarantees.

	Amounts Guaranteed(1)	Amounts of Guarantee Expiration per Period
		2004	2005	2006	2007	2008	2009 and Beyond
	(in thousands)
Dresden inter-company guarantee(2)	$309,343	—	$165,719	$143,624	—	—	—
July 2003 Spansion term loan guarantee	30,885	4,126	16,500	10,259	—	—	—
Spansion Japan term loan guarantee	78,101	6,508	26,034	26,034	19,525	—	—
Spansion capital lease guarantees	104,273	12,721	45,066	43,215	3,271	—	—

Total guarantees (3)	$522,602	$23,355	$253,319	$223,132	$22,796	—	—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	On November 2, 2004, the Company used the net proceeds from its offering of 7.75% Notes (as defined in Note 13), together with existing cash, to prepay the amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. For more information, see Note 13.
(3)	The Company has not included in the table above its guarantees with respect to the obligations of AMD Fab 36 KG, AMD Fab 36 Holding and AMD Fab 36 Admin under the Fab 36 Loan Agreements and partnership agreements. As of September 26, 2004, no amounts were outstanding under the Fab 36 Loan Agreements and AMD Fab 36 KG had received $74 million of silent partnership contributions and $91 million of limited partnership contributions from its unaffiliated limited partners. Assuming milestones are met by AMD Fab 36 KG, the Company expects to receive a total $172 million of silent partnership contributions and $221 million of limited partnership contributions from the unaffiliated limited partners. With respect to each unaffiliated limited partner, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase such partner’s silent partnership contribution in annual installments commencing one year after the partner has contributed the full amount required under the partnership agreements. The Company guaranteed these repurchase obligations. However, as of September 26, 2004, the unaffiliated limited partners had not contributed the full amount required under the partnership agreements, and therefore, the condition precedent to the Company’s repurchase obligations had not been met. For more information, see Note 12.

Dresden Term Loan Agreements and Dresden Inter-company Guarantee

AMD Saxony Limited Liability Company & Co. KG, (AMD Saxony) the Company’s indirect wholly owned German subsidiary continues to facilitize Fab 30, which began production in the third quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks provided financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the Fab 30 project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements, the Company pledged its equity interests in its other wholly owned subsidiaries that are the limited partners and the general partner of AMD Saxony and these wholly owned subsidiaries pledged all of their partnership interests in AMD Saxony.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate at September 26, 2004, of 0.815 euro to one U.S. dollar to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts for investment grants and allowances and interest subsidies received by AMD Saxony through September 26, 2004, the Company used historical exchange rates that were in effect at the time AMD Saxony received these grants, allowances and subsidies to convert amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

The Dresden Loan Agreements, as amended, provide for the funding of the construction and facilitization of Fab 30 and also require that the Company guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $137 million or more than $368 million, until the bank loans are repaid in full. As of September 26, 2004, the amount guaranteed was $309 million. On November 2, 2004, the Company used the net proceeds from its offering of 7.75% Notes, together with existing cash, to prepay the amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. For more information, see Note 13.

July 2003 Spansion Term Loan Guarantee

Under the Company’s July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.98 percent at September 26, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of September 26, 2004, $51 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for its guarantee obligations, the Company granted a security interest in certain of its assets, including its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Spansion Japan Term Loan Guarantee

As a result of the Spansion LLC transaction, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing joint venture between AMD and Fujitsu, or the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of September 26, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of September 26, 2004, $130 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. The Company has agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

Spansion Capital Lease Guarantees

The Company has guaranteed certain capital lease obligations of Spansion LLC and its subsidiaries totaling approximately $104 million as of September 26, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms.

Guarantees of Indebtedness not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 26, 2004, for which the related underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheet as of September 26, 2004 and their expected expiration dates.

		Amounts of Guarantee Expiration per Period
(in thousands)	Amounts Guaranteed(1)	2004	2005	2006	2007	2008	2009 and Beyond
Spansion LLC operating lease guarantees	$18,474	$2,767	$9,506	$6,201	—	—	—
AMTC revolving loan guarantee	39,282	—	—	—	39,282	—	—
AMTC rental guarantee(2)	117,888	—	—	—	—	—	117,888
Other	2,719	453	1,813	453	—	—	—

Total guarantees	$178,363	$3,220	$11,319	$6,654	$39,282	—	$117,888

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $18 million as of September 26, 2004. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $147 million revolving credit facility and a $92 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of September 26, 2004, the Company guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $118 million. As of September 26, 2004, $72 million was drawn under the revolving credit facility, and $73 million was drawn under the term loan.

Warranties and Indemnities

The Company offers a three-year limited warranty to end users for certain of its boxed microprocessor products and generally offers a one-year limited warranty only to direct purchasers for all other products. Under limited circumstances, the Company may offer an extended limited warranty to direct purchasers of Flash memory products or of microprocessor products that are intended for systems targeted at the commercial and embedded end markets.

Changes in the Company’s liability for product warranty during the nine months ended September 26, 2004 and September 28, 2003 were as follows:

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(in thousands)
Balance, beginning of period	$24,668	$19,369
New warranties issued during the period	32,168	28,437
Settlements during the period	(12,131)	(21,003)
Changes in liability for pre-existing warranties during the period, including expirations	(15,944)	(4,520)

Balance, end of period	$28,761	$22,283

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of a third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

9. Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory. As a result of the 2002

Restructuring Plan, as of September 26, 2004, 1,785 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of approximately $60 million in severance and employee benefit costs.

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, the Company has substantially completed the activities associated with the 2002 Restructuring Plan.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through September 26, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(in thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash payments	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	2,076	115,186	117,262
Q2 2004 cash payments	(1,481)	(5,224)	(6,705)
Q2 2004 non-cash adjustments	253	2,261	2,514

Accruals at June 27, 2004	848	112,223	113,071
Q3 2004 cash payments	(330)	(5,092)	(5,422)
Q3 2004 non-cash adjustments	(268)	—	(268)

Accruals at September 26, 2004	$250	$107,131	$107,381

As of September 26, 2004 and December 28, 2003, $89 million and $99 million of the total restructuring accruals of $107 million and $128 million were included in Other Liabilities (long-term) on the consolidated balance sheets. (See Note 10.)

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at September 26, 2004 and December 28, 2003 consisted of:

	September 26, 2004	December 28, 2003
	(in thousands)
Dresden deferred grants and subsidies	$213,040	$262,941
Customer deposits	—	17,500
Deferred gain on sale leaseback of building	22,227	23,488
Restructuring accrual	88,746	98,590
Spansion LLC pension liability	24,613	26,242
Other	4,511	—

	$353,137	$428,761

11. Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $136 million as of September 26, 2004). The revolving facility consists of two tranches: tranche A, in the aggregate amount of up to nine billion yen (approximately $81 million as of September 26, 2004), and tranche B, in the aggregate amount of up to six billion yen (approximately $55 million as of September 26, 2004). Spansion Japan can draw under the facility until March 24, 2005. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders. As of September 26, 2004, there were no borrowings outstanding under this facility.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A before drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005.

Pursuant to the terms of the revolving facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $542 million as of September 26, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of $213 million as of the last day of fiscal year 2004; and

•	ensure that, as of the last day of each of the third and fourth quarter of 2004, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120%.

As of September 26, 2004, Spansion Japan was in compliance with these financial covenants.

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

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of September 26, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million as of September 26, 2004). As of September 26, 2004, the amount of accounts receivable held in the trust was approximately $176 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. The Company used the exchange rate at September 26, 2004 of 110.625 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

12. Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding and AMD Fab 36 Admin (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year in which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $859 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. The Company currently anticipates that AMD

Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts outstanding under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements and the Company pledged its equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. Also, AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of its and its subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB- or better

As of September 26, 2004, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate at September 26, 2004, of 0.815 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts for investment grants, allowances and subsidies received by Fab 36 through September 26, 2004, the Company used historical exchange rates that were in effect at the time Fab 36 received these grants, allowances and subsidies to convert amounts denominated in euros into U.S. dollars.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, the Company, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $718 million. Leipziger Messe agreed to provide an aggregate of $246 million and Fab 36 Beteiligungs agreed to provide an aggregate of $147 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated partners receive a guaranteed rate of return of between 11 percent and 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership portion of the interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.3 million to Leipziger Messe and $2.6 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $98 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its limited partnership and silent partnership contributions and Fab 36 Beteiligungs’ silent partnership interest of $74 million in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its limited partnership and silent partnership contributions.

For accounting and financial reporting purposes under United States generally accepted accounting principles, the Company initially classified the silent partnership contributions as long-term debt based on their fair value because of the mandatory redemption features described above. Each accounting period, the Company increases the ultimate redemption value of the silent partnership contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company will treat this increase as interest expense.

The limited partnership capital contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, the Company initially records these contributions as minority interest, based on their fair value. Each accounting period, the Company increases the ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company treats this increase as minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, in the event of exercise of the call option by the AMD Fab 36 Holding and AMD Fab 36 Admin, the call premium referenced above would be recorded as an additional minority interest allocation.

During the three months ended September 26, 2004, AMD Fab 36 KG received $74 million of silent partnership contributions and $91 million of limited partnership contributions. These contributions were recorded as long-term debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from the Company and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the consortium of banks referred above after the banks have foreclosed on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $666 million.

As of September 26, 2004, AMD Fab 36 KG has received allowances of $5 million for investments made in 2003.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG and each of the affiliated limited partners are generally prevented from paying dividends or making other payments to the Company. In addition, the Fab 36 Loan Agreements also require that the Company:

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

AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if the Company or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or the Company’s failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or the Company or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to the Company, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of the Company;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by the Company that results in recourse to the Company of more than $25 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding. In addition, the occurrence of a default under these agreements could result in a cross-default under the indentures governing the Company’s 4.75% Debentures, 4.50% Notes and 7.75% Notes.

13. Subsequent Events

Issuance of Senior Notes

On October 29, 2004, the Company sold $600,000,000 of 7.75% Senior Notes due 2012 (the 7.75% Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, the Company may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. Thereafter, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875%
Beginning on November 1, 2009 through October 31, 2010	101.938%
Beginning on November 1, 2010 through October 31, 2011	100.000%
On November 1, 2011	100.000%

In addition, on or prior to November 1, 2007, the Company may redeem up to 35 percent of the 7.75% Notes with the proceeds of certain sales of the Company’s equity securities at 107.75 percent of the principal amount thereof, plus accrued and unpaid interest.

Holders have the right to require the Company to repurchase all or a portion of its 7.75% Notes in the event that the Company undergoes a change of control as defined in the indenture governing the 7.75% Notes at a repurchase price of 101% of the principal amount plus accrued and unpaid interest.

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, the Company’s and its restricted subsidiaries’ which include all of the Company’s subsidiaries except Spansion LLC and its subsidiaries, from:

•	incurring additional indebtedness;

•	paying dividends and making other restricted payments;

•	making certain investments, including investments in the Company’s unrestricted subsidiaries;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to the Company;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating or merging or selling the Company’s assets as an entirety or substantially as an entirety.

The Company also entered into a registration rights agreement with the initial purchasers of the 7.75% Notes, which granted the holders certain exchange and registration rights with respect to the 7.75% Notes. The Company agreed to:

•	file a registration statement within 90 days after October 29, 2004 enabling holders to exchange 7.75% Notes for publicly registered notes with substantially identical terms;

•	use commercially reasonable efforts to cause the registration statement to become effective within 180 days after October 29, 2004;

•	use commercially reasonable efforts to effect an exchange offer of the 7.75% Notes for registered notes within 225 days after October 29, 2004; and

•	file a shelf registration statement for the resale of the 7.75% Notes if the Company cannot effect the exchange offer within the time period listed above.

If the Company does not meet these deadlines, additional interest of 0.25% per instance will be paid on the 7.75% Notes until the obligations under the registration rights agreement are fulfilled.

Issuance costs incurred in connection with this transaction in the amount of approximately $12 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

On November 2, 2004 the Company used the net proceeds from the offering of approximately $587 million, together with existing cash, to prepay the amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. The interest rate of the Dresden Term Loan was approximately 4.64 percent on a weighted-average basis. In connection with the pre-payment, the Company also expects to pay a prepayment premium, which will be recorded as other expense in the fourth quarter of 2004. Separately, as a result of this transaction, as of September 26, 2004, the Company classified approximately $300 million of the Dresden Term Loan from current portion of long term debt to long term debt, and approximately $32 million as current portion of long term debt in the Company’s condensed consolidated balance sheet.

Section 3(a)(9) Exchange

On October 22, 2004, the Company exchanged $70 million of its 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes), plus accrued and unpaid interest, for 10,550,000 shares of its common stock. On November 3, 2004, the Company agreed to exchange $60 million of its 4.50% Notes for 8,748,612 shares of its common stock that it expects to settle on November 8, 2004. These shares were issued in reliance upon an exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of these transactions, the Company expects to recognize an expense of approximately $26 million during the fourth quarter of 2004 equal to the fair value of the shares issued in the transactions in excess of the fair value of shares issuable pursuant to the original conversion terms of the 4.50% Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things, our sales, operating results and anticipated cash flows; the adequacy of resources to fund operations and capital expenditures; marketing, general and administrative expenditures; customer and market acceptance of our AMD Opteron™ and AMD Athlon™ 64 microprocessors, and the AMD64 technology upon which they are based; customer and market acceptance of our AMD Sempron™ microprocessors; customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology; our ability to remain competitive and maintain our market position; our ability to maintain and develop key relationships with our customers; the ability to produce our microprocessor and Flash memory products in the volumes required by the market at acceptable yields and on a timely basis; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to new products and manufacturing process technologies in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; our ability to maintain or improve average selling prices of our products despite aggressive marketing and pricing strategies of our competitors; the process technology transitions in our wafer fabrication facilities; the financing and construction of our 300-millimeter wafer fabrication facility (Fab 36) in Dresden, Germany; and our ability to penetrate further into high-growth markets. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 26 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

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

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron and AMD Sempron are trademarks of Advanced Micro Devices, Inc. Spansion and MirrorBit are trademarks of Spansion LLC. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products may be trademarks of their respective owners.

Overview

We design, manufacture and market industry-standard digital integrated circuits that are used in diverse product applications such as desktop and mobile personal computers, or PCs, workstations and servers, communications equipment such as mobile telephones, and automotive and consumer electronics. Our products consist primarily of microprocessors and Flash memory devices. We also sell low power, high performance x86 and MIPS® architecture-based embedded microprocessors for personal connectivity devices.

Total net sales for the third quarter of 2004 decreased two percent compared to the second quarter of 2004. This decrease in total net sales was primarily due to decreased demand for Flash memory products, which resulted in a decline in Memory Products net sales of 20 percent from the second quarter. Net sales for Memory Products decreased in large part due to decreased demand from the wireless handset market in Asia and to a lesser extent in Europe, in part due to channel inventory accumulation by wireless handset original equipment manufacturers, or OEMs, in China. The impact of the decline in total net sales was partially offset by an increase of 21 percent in net sales for Computation Products. Net sales for Computation Products increased as a result of increased sales of microprocessor products across all markets, with an increase in both average selling prices and unit shipments. Unit shipments of our AMD Athlon 64 microprocessors nearly doubled from the second quarter of 2004. In addition, in the third quarter of 2004, we began shipping AMD Athlon 64 processors manufactured using 90-nanometer process technology.

We believe critical success factors include: continuing to increase market acceptance of our AMD64 technology, particularly in the enterprise segment; strengthening our relationships with key customers and establishing relationships with new customers that are industry leaders in their markets; successfully developing and continuing to transition to the latest manufacturing process technologies for both our microprocessor and Flash memory products; developing and introducing new microprocessor products for the mobile, server and workstation markets on a timely basis and increasing our share of those markets; expanding our participation in high-growth global markets, including China, Latin America, India and Eastern Europe; and improving our share of the Flash memory market, including increasing the adoption of MirrorBit technology.

We have two reportable segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products; and

•	the Memory Products segment, which primarily includes Spansion Flash memory products.

We review and assess operating performance using segment net sales and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment. Prior to the third quarter of 2003, we had two reportable segments: the Core Products and Foundry Services segments. Primarily as a result of the formation of Spansion LLC, effective as of June 30, 2003, we re-evaluated our reportable segments, and beginning in the third quarter of 2003, we changed our reportable segments to the Computation Products segment and the Memory Products segment. We believe that separate reporting of these operating segments, given our focus on Spansion LLC as an operating entity with its own brand—Spansion, provides more useful information to investors.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment. It includes small operating segments that are neither individually nor in the aggregate greater than ten percent of our consolidated net sales or assets, individually or in the aggregate. This category also includes certain operating expenses and credits that are not allocated to the Computation Products and Memory Products operating segments.

Prior period segment information has been reclassified to conform to the current period presentation. However, because Spansion LLC did not exist prior to June 30, 2003, the results of our operations for periods prior to the third quarter of 2003 do not include the consolidation of Spansion LLC’s results of operations. Accordingly, our operating results for nine months ended September 26, 2004 are not fully comparable with our results for nine months ended September 28, 2003 and the segment operating information for the Memory Products segment for nine months ended September 26, 2004 is not fully comparable to the reclassified segment information for nine months ended September 28, 2003.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period and quarter to quarter, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

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

Management believes there have been no significant changes during the quarter ended September 26, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and nine months ended September 26, 2004 and September 28, 2003 each included 13 weeks and 39 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 26, 2004	June 27, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in millions)
Net sales
Computation Products	$672	$554	$503	$1,797	$1,379
Memory Products	538	673	424	1,839	853
All Other	29	35	27	101	82

Total	$1,239	$1,262	$954	$3,737	$2,314

Operating income (loss)
Computation Products	$89	$57	$19	$214	$(86)
Memory Products	15	45	(49)	74	(187)
All Other	(36)	(30)	—	(86)	(6)

Total	$68	$72	$(30)	$202	$(279)

Computation Products

Computation Products net sales of $672 million in the third quarter of 2004 increased 21 percent compared to net sales of $554 million in the second quarter of 2004. The increase in net sales was driven primarily by increased microprocessor sales across all markets, with a 12 percent increase in average selling prices and a nine percent increase in unit shipments. Unit shipments of our AMD Athlon 64 microprocessors nearly doubled from the second quarter of 2004.

Computation Products net sales of $672 million in the third quarter of 2004 increased 34 percent compared to net sales of $503 million in the third quarter of 2003, primarily as a result of a 23 percent increase in average selling prices and a nine percent increase in unit shipments. Unit shipments increased due to improving market conditions across all geographic regions, especially North America and Asia. Average selling prices increased primarily as a result of increased sales of our higher-priced AMD Opteron and AMD Athlon 64 microprocessors, which we introduced in April 2003 and September 2003.

Computation Products net sales of $1,797 million in the first nine months of 2004 increased 30 percent compared to $1,379 million in the first nine months of 2003. Net sales increased primarily as a result of a 24 percent increase in average selling prices and a five percent increase in unit shipments. Average selling prices increased primarily as a result of sales of our higher-priced AMD Opteron and AMD Athlon 64 microprocessors. Unit shipments increased primarily as a result of improving market conditions across all geographic regions.

Computation Products operating income of $89 million in the third quarter of 2004 improved $32 million from operating income of $57 million in the second quarter of 2004, primarily as a result of an increase in microprocessor sales across all markets, with a 12 percent increase in average selling prices and a nine percent increase in unit shipments.

Computation Products operating income in the third quarter of 2004 improved by $70 million compared to operating income of $19 million in the third quarter of 2003, primarily as a result of improving market conditions across all geographic regions, which contributed to the nine percent increase in unit shipments and 23 percent increase in average selling prices referenced above.

Computation Products operating income of $214 million in the first nine months of 2004 improved from an operating loss of $86 million in the first nine months of 2003. This improvement was primarily due to an increase in microprocessor sales. Net sales increased as a result of the 24 percent increase in average selling prices and the five percent increase in unit shipments referenced above.

Memory Products

Memory Products net sales of $538 million in the third quarter of 2004 decreased 20 percent compared to net sales of $673 million in the second quarter of 2004. The decrease in net sales was primarily attributable to a 14 percent decrease in unit shipments and seven percent decrease in average selling prices. In particular, net sales in Asia decreased 21 percent primarily due to a decrease in demand from the wireless handset market, in part due to channel inventory accumulation by wireless handset OEMs in China.

Memory Products net sales of $538 million in the third quarter of 2004 increased 27 percent compared to net sales of $424 million in the third quarter of 2003. The increase in net sales was primarily attributable to a 22 percent increase in average selling prices and a five percent increase in unit shipments of Spansion Flash memory products. Average selling prices and unit shipments increased from the third quarter of 2003 due to increased market demand, especially in Asia, where net sales increased 40 percent compared to third quarter of 2003.

Memory Products net sales of $1,839 million in the first nine months of 2004 increased 116 percent compared to net sales of $853 million in the first nine months of 2003. This increase was primarily attributable to the effect of consolidating the operating results of Spansion LLC, effective June 30, 2003, which include Spansion LLC’s sales to Fujitsu, as well as increased demand for Flash memory products. Further quantification of the breakdown in the sales increase is not practical due to the reorganization of customers and geographical sales territories between AMD and Fujitsu.

Memory Products operating income of $15 million in the third quarter of 2004 decreased by $30 million compared to operating income of $45 million in the second quarter of 2004. The decrease in operating income was primarily due to a 20 percent decrease in Memory Products net sales. As stated above, Memory Products net sales decreased primarily as a result of decreased demand from the wireless handset market in Asia and to a lesser extent in Europe, in part due to channel inventory accumulation by wireless handset OEMs in China. The impact of this decrease was partially offset by a decline in manufacturing costs due to our transition to 110-nanometer process technology for certain of our Flash memory products as well as increased shipments of Flash memory products based on MirrorBit technology.

Memory Products operating income of $15 million in the third quarter of 2004 improved by $64 million from an operating loss of $49 million in the third quarter of 2003. The improvement was primarily due to an increase in net sales of 27 percent, a decline in manufacturing costs due to our transition to smaller process technology, increased shipments of Flash memory products based on MirrorBit technology and benefits realized from the integration of our and Fujitsu’s Flash memory operations.

Memory Products operating income of $74 million in the first nine months of 2004 improved $261 million from an operating loss of $187 million in the first nine months of 2003. This improvement was primarily due to the effect of consolidating the operating results of Spansion LLC, which include Spansion LLC’s sales to Fujitsu, as well as improving market demand for Flash memory products during the first two quarters of 2004. Further quantification of the improvement in operating results is not practical due to the consolidation of Spansion LLC’s results of operations on June 30, 2003, which include sales to Fujitsu.

All Other Category

All Other net sales of $29 million in the third quarter of 2004 decreased 15 percent compared to net sales of $35 million in the second quarter of 2004 primarily due to a decrease in demand for certain of our embedded microprocessor and networking products.

All Other net sales of $29 million in the third quarter of 2004 were relatively flat compared to net sales of $27 million in the third quarter of 2003.

All Other net sales of $101 million in the first nine months of 2004 increased 24 percent compared to $82 million in the first nine months of 2003, primarily due to sales of certain new embedded microprocessor products.

All Other operating loss of $36 million in the third quarter of 2004 increased by $6 million compared to an operating loss of $30 million in the second quarter of 2004, primarily due to a decrease in demand for certain of our embedded microprocessor and networking products.

All Other operating loss of $36 million in the third quarter of 2004 increased by $36 million from the third quarter of 2003. Operating loss increased primarily due to an increase in profit sharing and bonus expenses of approximately $17 million, the absence in the third quarter of 2004 of a reversal of restructuring costs of $8 million in connection with our 2002 Restructuring Plan recorded in the third quarter of 2003 and a write-down of inventory of approximately $6 million for certain of our personal connectivity solutions products. We reversed $8 million of restructuring costs in the third quarter of 2003 because we revised our estimated severance and fringe benefits costs due to the additional resources required in connection with the Spansion LLC transaction and our related decision to reduce the number of positions to be eliminated by 200. We decided to write-down the value of inventory related to certain of our personal connectivity solutions products because we revised our estimate of forecasted sales levels after evaluating demand for these products.

All Other operating loss of $86 million in the first nine months of 2004 increased by $80 million from an operating loss of $6 million in the first nine months of 2003. Operating loss increased primarily due to an increase in profit sharing and bonus expenses of approximately $36 million, a write-down of the value of inventory for certain of our personal connectivity solutions products of approximately $12 million, an increase in manufacturing costs related to our personal connectivity solutions products of approximately $33 million and the absence in 2004 of a reversal of restructuring costs of $8 million recorded in the third quarter of 2003 referenced above.

Comparison of Gross Margin, Expenses, Interest Income and Other, Net, Interest Expense and Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarters Ended			Nine Months Ended
	September 26, 2004	June 27, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in millions except for percentages)
Cost of sales	$738	$783	$627	$2,290	$1,549
Gross margin	40%	38%	34%	39%	33%
Research and development	$231	$225	$214	$682	$626
Marketing, general and administrative	202	179	151	561	425
Restructuring and other special charges, net	—	3	(8)	3	(6)
Interest income and other, net	3	(2)	0	11	12
Interest expense	(25)	(28)	(27)	(83)	(79)
Income tax provision	5	4	—	11	3

Gross margin of 40 percent in the third quarter of 2004 improved from 38 percent in the second quarter of 2004 and from 34 percent in the third quarter of 2003. The improvement in gross margin from the second quarter of 2004 was primarily due to increased net sales of our higher-margin AMD Athlon 64 and AMD Opteron microprocessor products and reduced manufacturing costs due to our transition to smaller process technology for Flash memory products, partially offset by a decrease in net sales of our Flash memory products. The improvement in gross margin from the third quarter of 2003 was primarily due to a richer product mix and improving market conditions, which resulted in higher average selling prices for both our microprocessor and Flash memory products. Gross margin of 39 percent in the first nine months of 2004 improved from 33 percent in the first nine months of 2003. The improvement was primarily due to a richer product mix, higher average selling prices for both our microprocessor and Flash memory products, cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives. Further quantification of changes in the improvement in gross margin is not practical due to the consolidation of Spansion LLC’s operating results, effective on June 30, 2003.

We amortize capital grants and allowances and interest subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as credits to cost of sales. The credits to cost of sales totaled $17.5 million in the third quarter of 2004, $17.0 million in the second quarter of 2004 and $11.6 million in the third quarter of 2003. In the first nine months of 2004, such credits totaled $48.0 million, and in the first nine months of 2003, such credits totaled $33.6 million. The fluctuations in these credits have not significantly impacted our gross margins.

Research and development expenses of $231 million in the third quarter of 2004 remained relatively flat compared to $225 million in the second quarter of 2004 and increased eight percent compared to $214 million in the third quarter of 2003. The increase from the third quarter of 2003 was primarily due to our increased research and development activities associated with newer versions of our microprocessor products. Research and development expenses of $682 million in the first nine months of 2004 increased nine percent compared to $626 million in the first nine months of 2003, primarily due to an increase in research and development expenses as a result of the formation of Spansion LLC, increased research and development activities related to newer versions of our AMD Opteron and AMD Athlon 64 microprocessors and increased research and development activities associated with our personal connectivity solutions products.

From time to time, we also apply for and obtain subsidies from the State of Saxony and the Federal Republic of Germany for certain research and development projects. We record the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credits to research and development expenses totaled $8.7 million in the third quarter of 2004, $4.2 million in the second quarter of 2004 and $5.7 million in the third quarter of 2003. In the first nine months of 2004, credits totaled $18.2 million, and in the first nine months of 2003, credits totaled $15.8 million.

Marketing, general and administrative expenses of $202 million in the third quarter of 2004 increased 13 percent compared with $179 million in the second quarter of 2004. This increase was primarily due to corporate advertising and branding efforts, including for the AMD Athlon 64 and AMD Opteron brands, and the launch of our AMD Sempron microprocessor products. Marketing, general and administrative expenses of $202 million in the third quarter of 2004 increased 34 percent compared to $151 million in the third quarter of 2003. This increase was primarily due to marketing and branding efforts for our AMD Opteron and AMD Athlon 64 microprocessor products and the launch of our AMD Sempron microprocessor products in July 2004.

Marketing, general and administrative expenses of $561 million in the first nine months of 2004 increased 32 percent compared to $425 million in the first nine months of 2003. This increase was primarily due to an increase in expenses as a result of the formation of Spansion LLC and increased marketing and branding efforts for our AMD Opteron, AMD Athlon 64 and AMD Sempron microprocessor products.

Effects of Our 2002 Restructuring Plan

In December 2002, we began implementing the 2002 Restructuring Plan to further align our cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory. As a result of the 2002 Restructuring Plan, as of September 26, 2004, 1,785 employees had been terminated resulting in cumulative cash payments of approximately $60 million in severance and employee benefit costs.

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, we have substantially completed the activities associated with the 2002 Restructuring Plan. As a result of the 2002 Restructuring Plan, we realized overall cumulative cost reductions of approximately $283 million as of September 26, 2004.

The following table summarizes activities under the 2002 Restructuring Plan from December 28, 2003 through September 26, 2004:

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
	(in thousands)
Accruals at December 28, 2003	$6,740	$120,623	$127,363
Q1 2004 cash payments	(4,664)	(5,437)	(10,101)

Accruals at March 28, 2004	2,076	115,186	117,262
Q2 2004 cash payments	(1,481)	(5,224)	(6,705)
Q2 2004 non-cash adjustments	253	2,261	2,514

Accruals at June 27, 2004	848	112,223	113,071
Q3 2004 cash payments	(330)	(5,092)	(5,422)
Q3 2004 non-cash adjustments	(268)	—	(268)

Accruals at September 26, 2004	$250	$107,131	$107,381

Interest Income and Other, Net

Interest income and other, net, of approximately $2.5 million in the third quarter of 2004 increased from a net expense of $2 million in the second quarter of 2004 primarily because of a loss of approximately $6 million during the second quarter of 2004 as a result of the mark-to-market of certain of our foreign currency forward contracts being used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges. Interest income and other, net, in the third quarter of 2004 increased from $0.5 million in the third quarter of 2003 primarily due to a $2 million charge in the third quarter of 2003 for other than temporary declines in our equity investments. Interest income and other, net, of $11 million in the first nine months of 2004 decreased from $12 million in the first nine months of 2003. While interest income in the first nine months of 2004 was relatively flat compared with the first nine months of 2003, the decrease was due to certain one-time other income and expenses items. Other income and expenses in the first nine months of 2004 included a gain of approximately $7 million from sales of equity investments in the first quarter of 2004, offset by a loss of approximately $6 million during the second quarter of 2004 as a result of the hedging loss referenced above. Other income and expenses in the first nine months of 2003 included a gain of approximately $3.7 million from sale of available-for-sale securities, offset by a $2 million charge in the third quarter of 2003 for other than temporary declines in our equity investments.

Interest expense of $25 million in the third quarter of 2004 decreased from $28 million in the second quarter of 2004 primarily because we capitalized an additional $1.2 million of interest expense in connection with our Fab 36 project. Interest expense decreased from $27 million in the third quarter of 2003 primarily because we capitalized approximately $3 million of interest expense in connection with our Fab 36 project. Interest expense of $83 million in the first nine months 2004 increased from $79 million in the first nine months of 2003 primarily due to additional interest expense of approximately $9 million from new debt assumed by Spansion LLC and its subsidiaries after the formation of Spansion LLC, as well as debt consolidated on our financial statements incurred by Fujitsu AMD Semiconductor Limited, the previous manufacturing joint venture between us and Fujitsu, or the Manufacturing Joint Venture, prior to the formation of Spansion LLC, partially offset by approximately $4.5 million of interest expense relating to our Fab 36 project that we capitalized.

Income Taxes

We recorded an income tax provision of approximately $5 million in the third quarter of 2004 and $4 million in the second quarter of 2004. We recorded no income tax provision in the third quarter of 2003. The income tax provision recorded in the third and second quarters of 2004 was primarily for taxes due on income generated in certain foreign jurisdictions. The effective tax rates for the quarters ended September 26, 2004, June 27, 2004 and September 28, 2003 were ten percent, ten percent and zero percent. The effective tax rate for the nine months ended September 26, 2004 was approximately eight percent. The approximately $3 million income tax provision for the nine months ended September 28, 2003 was primarily for taxes due on income generated in certain state and foreign tax jurisdictions.

Other Items

International sales as a percent of net sales were 77 percent in the third quarter of 2004, 80 percent in the second quarter of 2004 and 81 percent in the third quarter of 2003. In the third quarter of 2003, sales to Latin America, constituting approximately two percent of total net sales, were originally reported as domestic sales and have been reclassified as international sales. During the third quarter of 2004, approximately 21 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 28 percent during the second quarter of 2004 and 21 percent during the third quarter of 2003. Sales denominated in foreign currencies consist primarily of sales by Spansion Japan to Fujitsu which are denominated in yen.

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euros while sales of those products are denominated primarily in U.S. dollars;

•	certain of our fixed asset purchases are denominated in euros and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	a significant amount of costs of our Fab 36 project is denominated in euros.

As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency hedging activities.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at September 26, 2004 totaled $1.2 billion, which included approximately $284 million in cash, cash equivalents and short-term investments held by Spansion LLC. Spansion LLC’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third-party loan agreements, Spansion LLC must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion LLC’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion LLC to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion LLC’s outstanding debt to us and Fujitsu. Any remaining cash after these distributions is distributed at the discretion of Spansion LLC’s board of managers to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent for AMD and 40 percent for Fujitsu. Our cash balance also included a compensating balance of $215 million as of September 26, 2004, which represents the minimum cash balance that AMD Saxony must maintain pursuant to the terms of the Dresden Loan Agreements. As a result of the prepayment of the Dresden Term Loans on November 2, 2004, AMD Saxony will no longer be required to maintain a minimum cash balance. See “Other Financial Matters – Issuance of Senior Notes,” below.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in the first nine months of 2004 was approximately $724 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes in payables and accrued liabilities in the first nine months of 2004 included refunds of customer deposits of $21 million under long-term purchase agreements and $39 million in royalty payments by us under a cross-license agreement. Accounts receivable increased in the first nine months of 2004 by approximately $236 million due to an increase of net sales of 62 percent in the first nine months of 2004 compared to net sales in the first nine months of 2003. In addition, inventories increased in the first nine months of 2004 by approximately $112 million in anticipation of increased seasonal demand for our microprocessor and Flash memory products during the remainder of 2004. Substantially all of the increase in inventories was related to Flash memory products based on 110-nanometer technology and AMD64-based processor products.

Net cash used in operating activities was $93 million in the first nine months of 2003. This was primarily caused by our year-to-date net loss of $318 million and approximately $436 million used for other operating activities due to net changes in operating assets and liabilities, described below, offset by non-cash charges, which included $708 million of depreciation and amortization, non-cash credits of $49 million from foreign grant and subsidy income, and $20 million of net loss on disposal of property, plant and equipment. The net changes in operating assets and liabilities included a payment of $90 million for a technology license from IBM, refunds of customer deposits of $27 million under long-term purchase agreements and approximately $35 million of severance payments under the 2002 Restructuring Plan.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1,012 million in the first nine months of 2004. Cash was used primarily to purchase short-term investments and property, plant and equipment, including $301 million for the continuing construction of our 300-millimeter wafer fabrication facility in Dresden, Germany.

Net cash provided by investing activities was $291 million during the first nine months of 2003. This amount includes $148 million from the acquisition of a controlling interest in Spansion LLC and $530 million net cash from purchases and sales of available-for-sale securities, offset by $408 million used for the purchases of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $99 million in the first nine months of 2004, primarily from investments in AMD Fab 36 KG of $74 million of silent partnership contributions and $91 million of limited partnership contributions from the unaffiliated limited partners, amounts borrowed by our subsidiaries under short-term loans, proceeds from an equipment sale-leaseback transaction and sales of stock under our Employee Stock Purchase Plan and upon employee stock option exercises, partially offset by payments on debt and capital lease obligations.

Net cash provided by financing activities was $366 million during the first nine months of 2003, primarily from $245 million received from equipment sale-leaseback transactions, $40 million borrowed by Spansion LLC from Fujitsu as part of Spansion LLC transaction, $142 million of capital investment grants received from the German government for the Fab 30 project and $17 million of proceeds primarily from sales of stock under our Employee Stock Purchase Plan and upon employee stock option exercises, offset by $85 million in payments on debt and capital lease obligations.

Revolving Credit Facilities

We have entered into a revolving credit facility that expires in July 2007 and provides for a secured revolving line of credit of up to $100 million (the July 2003 Loan Agreement). We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of September 26, 2004, no borrowings were outstanding under the July 2003 Loan Agreement.

Pursuant to the terms of the July 2003 Loan Agreement, we have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in the July 2003 Loan Agreement) declines below $125 million:

•	comply with restrictions on our ability to pay cash dividends on our common stock;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Loan Agreement) as follows:

Measurement Date	Amount
(in billions)
Last day of each fiscal quarter in 2004	$1.425
Last day of each fiscal quarter in 2005	$1.85
Last day of each fiscal quarter thereafter	$2.0

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
(in millions)
Four fiscal quarters ending September 30, 2004	$850
Four fiscal quarters ending December 31, 2004	$950
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050

As of September 26, 2004, net domestic cash, as defined, totaled $333 million and the preceding financial covenants were not applicable. Our obligations under the July 2003 Loan Agreement are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion LLC’s accounts receivable, inventory and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan Limited, a wholly owned subsidiary of Spansion LLC, entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $136 million as of September 26, 2004). The revolving facility consists of two tranches: tranche A in the aggregate amount of up to nine billion yen (approximately $81 million as of September 26, 2004) and tranche B in the aggregate amount of up to six billion yen (approximately $54 million as of September 26, 2004). Spansion Japan can draw under the facility until March 24, 2005. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders. As of September 26, 2004, there were no borrowings outstanding under this facility.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005.

Pursuant to the terms of the revolving facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $542 million as of September 26, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of $213 million as of the last day of fiscal year 2004; and

•	ensure that as of the last day of each of the third and fourth quarter of 2004, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120%.

As of September 26, 2004, Spansion Japan was in compliance with these financial covenants. As security for amounts outstanding under the revolving facility, Spansion Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, Spansion Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. In addition, the trustee collects payments from Fujitsu into a separate trust account and releases these amounts to Spansion Japan, subject to the calculated thresholds, upon instruction from the agent for the lenders. At any time when the accounts receivable balance in the trust account is less than the required thresholds, Spansion Japan is required to do one of the following to cure the shortfall:

•	provide additional cash to the trust; or

•	repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of September 26, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $9 million as of September 26, 2004). As of September 26, 2004, the amount of accounts receivable held in the trust was approximately $176 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of September 26, 2004 of 110.625 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Contractual Cash Obligations and Guarantees

The following table summarizes our total principal contractual cash obligations at September 26, 2004, and is supplemented by the discussion following the table. Amounts set forth for operating leases and unconditional purchase commitments include only those amounts that are not recorded on our consolidated balance sheets.

		Payments Due By Fiscal Period
	Total	2004	2005	2006	2007	2008	2009 and beyond
	(in thousands)
4.75% Convertible Senior Debentures Due 2022	$500,000	—	—	—	—	—	$500,000
4.50% Convertible Senior Notes Due 2007(1)	402,500	—	—	—	402,500	—	—
Dresden Term Loan(2)	618,685	—	331,438	287,247	—	—	—
July 2003 Spansion Term Loan	51,474	6,875	27,500	17,099	—	—	—
Spansion Japan Term Loan	130,169	10,847	43,390	43,390	32,542	—	—
Fujitsu Cash Note	40,000	—	10,000	30,000	—	—	—
AMD Penang Term Loan	6,705	380	1,518	1,518	1,518	1,518	253
Spansion China Short-Term Loan	13,384	—	13,384	—	—	—	—
Capital lease obligations	206,413	26,307	96,397	79,368	4,124	217	—
Other long-term liabilities	—	—	—	—	—	—	—
Operating leases	390,056	17,956	62,885	51,535	39,832	37,586	180,262
Unconditional purchase commitments (3)(4)	1,050,957	166,319	162,978	142,710	132,877	112,735	333,338

Total principal contractual cash obligations (5)(6)	$3,410,343	$228,684	$749,490	$652,867	$613,393	$152,056	$1,013,853

(1)	On October 22, 2004, we exchanged $70 million of our 4.5% Notes, plus accrued and unpaid interest, for 10,550,000 shares of our common stock. On November 3, 2004, we agreed to exchange $60 million of our 4.50% Notes for 8,748,612 shares of our common stock that we expect to settle on November 8, 2004. For more information, see “Other Financial Matters – Section 3(a)(9) Exchange.”
(2)	On November 2, 2004, we used the net proceeds from our offering of 7.75% Notes, together with existing cash, to prepay the amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. For more information, see “Other Financial Matters – Issuance of Senior Notes.”
(3)	Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(4)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table above.
(5)	We have not included in the table above the silent partnership contributions of the unaffiliated limited partners of AMD Fab 36 KG or our repurchase obligation with respect to such silent partnership contributions. As of September 26, 2004, AMD Fab 36 KG had received $74 million of silent partnership contributions. These contributions were recorded as long-term debt in our consolidated balance sheets. Assuming milestones are met by AMD Fab 36 KG, we expect to receive a total of up to $172 million of silent partnership contributions from the unaffiliated limited partners. With respect to each unaffiliated limited partner, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase such partner’s silent partner contribution in annual installments one year after the partner has contributed the full amount required under the partnership agreements. As of September 26, 2004, the unaffiliated limited partners had not contributed the full amount required under the partnership agreements, and therefore, the condition precedent to our repurchase obligations had not been met. For more information, see “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements.”

(6)	On October 29, 2004, we sold $600,000,000 of 7.75% Senior Notes. The 7.75% Notes mature on November 1, 2012. We have not included the contractual cash obligation for the 7.75% Notes in the table above because the transaction occurred after the end of the third quarter of 2004. For more information, see “Other Financial Matters-Issuance of Senior Notes.”

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

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principal amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

We may elect to purchase or otherwise retire our 4.75% Debentures with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

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

The redemption prices for the specified periods are as follows:

Period	Price as a percentage of principal amount
Beginning on December 4, 2005 through November 30, 2006	101.800%
Beginning on December 1, 2006 through November 30, 2007	100.900%
On December 1, 2007	100.000%

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

On October 22, 2004, we exchanged $70 million of our 4.50% Notes plus accrued and unpaid interest, for 10,550,000 shares of our common stock. On November 3, 2004, we agreed to exchange $60 million of our 4.50% Notes for 8,748,612 shares of our common stock that we expect to settle on November 8, 2004. For more information, see “Other Financial Matters – Section 3(a)(9) Exchange.”

We may elect to purchase or otherwise retire our 4.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Dresden Term Loan and Dresden Inter-company Guarantee

AMD Saxony, our indirect, wholly owned German subsidiary, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks provided financing for the project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.5 billion when it is fully equipped by the end of 2005. As of September 26, 2004, we had invested approximately $2.3 billion in AMD Saxony and we currently estimate that during the remainder of 2004 we will invest approximately $70 million.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. AMD Saxony has pledged substantially all of its property as security under the Dresden Loan Agreements, we pledged our equity interests in our other wholly owned subsidiaries that are the limited partners and the general partner of AMD Saxony and these wholly owned subsidiaries pledged all of their partnership interests in AMD Saxony.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro, for the conversion of deutsche marks to euros, and then used the exchange rate at September 26, 2004, of 0.815 euro to one U.S. dollar, to translate the amounts denominated in deutsche marks into U.S. dollars. However, with respect to amounts for investment grants and allowances and interest subsidies received by AMD Saxony through September 26, 2004, we used historical exchange rates that were in effect at the time AMD Saxony received these grants, allowances and subsidies to convert amounts denominated in deutsche marks (converted to euros) into U.S. dollars.

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

The Dresden Loan Agreements require that we partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the Dresden Loan Agreements, as of September 26, 2004, we had provided $178 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our unaudited condensed consolidated financial statements.

In addition to support from us, the consortium of banks referred to above made available $941 million in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn. AMD Saxony had $619 million of such loans outstanding as of September 26, 2004, which are included in our unaudited condensed consolidated balance sheet. On November 2, 2004, AMD Saxony prepaid the full amount outstanding under the Dresden Term Loans plus accrued and unpaid interest. See “Other Financial Matters – Issuance of Senior Notes,” below.

Pursuant to a Subsidy Agreement, the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of AMD Saxony bank debt, which was approximately $402 million as of September 26, 2004;

•	capital investment grants and allowances totaling up to approximately $447 million as of September 26, 2004; and

•	interest subsidies totaling $188 million as of September 26, 2004.

Of these amounts, AMD Saxony received approximately $411 million in capital investment grants and allowances and $153 million in interest subsidies. AMD Saxony also received $56 million in research and development subsidies through September 26, 2004. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses. As of September 26, 2004, these amounts were amortized through December 2007. AMD Saxony has received substantially all investment grants and allowances and interest subsidies to which it is entitled.

Under the original Subsidy Agreement for the construction and financing of Fab 30, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 2003, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. However, the aggregate amount of grants and allowances actually received by AMD Saxony to date, calculated as a percentage of the maximum amount of grants and allowances available, does not exceed the actual headcount at AMD Saxony at December 2003, calculated as a percentage of the headcount target undertaken in the Subsidy Agreement. Accordingly, AMD Saxony does not believe it has received grants and allowances in excess of its entitlement under the Subsidy Agreement. However, we anticipate that the maximum amount of capital investment grants and allowances available under the Subsidy Agreement will be reduced from an originally anticipated amount of $511 million to approximately $447 million. We adjusted the quarterly amortization of these amounts accordingly.

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

Under the Dresden Loan Agreements, AMD Saxony and its limited partners are currently prevented from paying dividends or making other payments to us. In addition, the Dresden Loan Agreements, as amended, also require that we:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $137 million or more than $368 million, until the bank loans are repaid in full.

As of September 26, 2004, the amount guaranteed was $309 million. On November 2, 2004, AMD Saxony prepaid the full amount outstanding under the Dresden Term Loans plus accrued and unpaid interest. See “Other Financial Matters – Issuance of Senior Notes,” below.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

We are constructing a 300-millimeter wafer fabrication facility, Fab 36, in Dresden, Germany, adjacent to Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in

2006. AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. We also anticipate receiving up to approximately $666 million in grants and allowances from federal and state German authorities for the project. We expect that capital expenditures for Fab 36 through 2007 will be approximately $2.5 billion in the aggregate, of which approximately $300 million will occur during the remainder of 2004.

The funding to construct and facilitize Fab 36 consists of:

•	Contributions under the partnership agreements of up to approximately $718 million and revolving loans of up to approximately $920 million, a guarantee from, and full cost reimbursement through, AMD;

•	investments of up to approximately $393 million from the unaffiliated limited partners of AMD Fab 36 KG;

•	loans of up to approximately $859 million from a consortium of banks;

•	up to approximately $666 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the consortium of banks referenced above after the banks have foreclosed on all other security.

As of September 26, 2004 we had provided $209 million of equity in AMD Fab 36 KG and no loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership is established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to

$859 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts outstanding under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. This guarantee also guarantees repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of September 26, 2004, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

Because most of the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros, the U.S. dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate at September 26, 2004, of 0.815 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts for investment grants, allowances and subsidies received by Fab 36 through September 26, 2004, we used historical exchange rates that were in effect at the time Fab 36 received these grants, allowances and subsidies to convert amounts denominated in euros into U.S. dollars.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $718 million, Leipziger Messe agreed to provide an aggregate of $246 million and Fab 36 Beteiligungs agreed to provide an aggregate of $147 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. The unaffiliated partners’ contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated partners receive a guaranteed rate of return of between 11 percent and 13 percent per annum of their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.3 million to Leipziger Messe and $2.6 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $98 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its limited partnership and silent partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $74 million in annual 20 percent installments commencing one year after Fab 36 Beteiligungs has completed its limited partnership and silent partnership contributions.

For accounting and financial reporting purposes under United States generally accepted accounting principles, we initially classified the silent partnership contributions as long-term debt, based on their fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the ultimate redemption value of the silent partnership contributions by the guaranteed rate of return of between 11 percent to 13 percent. We will treat this increase as interest expense.

The limited partnership contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We treat this increase as minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, in the event of exercise of the call option by the AMD Fab 36 Holding and AMD Fab 36 Admin, the call premium referenced above would be recorded as an additional minority interest allocation.

During the three months ended September 26, 2004, AMD Fab 36 KG received $74 million of silent partnership contributions and $91 million of limited partnership contributions from the unaffiliated limited partners. These contributions were recorded as long-term debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the consortium of banks referenced above after the banks have foreclosed on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $666 million.

As of September 26, 2004, AMD Fab 36 KG has received allowances of $5 million for investments made in 2003.

The Fab 36 Loan Agreements also require that we:

•	provide funding to AMD Fab 36 KG if cash shortfalls occur, including funding shortfalls in government subsidies resulting from any defaults caused by AMD Fab 36 KG or its affiliates; and

•	guarantee 100 percent of AMD Fab 36 KG’s obligations under the Fab 36 Loan Agreements until the bank loans are repaid in full.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG and each of the affiliated limited partners are generally prevented from paying dividends or making other payments to us. In addition, AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	failure of any limited partner to make contributions to AMD Fab 36 KG as required under the partnership agreements or our failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD Fab 36 KG that results in recourse to AMD Fab 36 KG of more than $6 million or any default with respect to indebtedness made or guaranteed by AMD that results in recourse to us of more than $25 million, and that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under the indentures governing our 4.75% Debentures, 4.50% Notes and 7.75% Notes. We cannot assure you that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

July 2003 Spansion Term Loan and Guarantee

Under our July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.98 percent at September 26, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of September 26, 2004, $51 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Pursuant to the terms of the July 2003 Spansion Term Loan, Spansion LLC is required to comply with the following financial covenants during an enhanced covenant period which occurs if either Spansion LLC’s net domestic cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $130 million:

•	maintain an adjusted tangible net worth (as defined in the July 2003 Spansion Term Loan) of not less than $850 million;

•	achieve EBITDA according to the following schedule:

Period	Amount
(in millions)
For the four quarters ending December 2004	$550
For the four quarters ending in 2005	$640
For the four quarters ending in 2006	$800

•	maintain a fixed charge coverage ratio (as defined in the July 2003 Spansion Term Loan) according to the following schedule:

Period	Ratio
Period ending December 2004	1.0 to 1.00
Full Fiscal Year 2005	1.0 to 1.00
Full Fiscal Year 2006	0.9 to 1.00

In addition, during an enhanced covenant period, Spansion LLC is restricted in its ability to pay cash dividends in respect of membership interests.

As of September 26, 2004, Spansion LLC’s net domestic cash balance was $80 million and its net worldwide cash balance was $284 million. Because Spansion LLC was not in an enhanced covenant period, the preceding financial covenants were not applicable.

Spansion Japan Term Loan and Guarantee

As a result of the Spansion LLC transaction, the third-party loans of the Manufacturing Joint Venture were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of September 26, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of September 26, 2004, $130 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Pursuant to the terms of the Spansion Japan Term Loan, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $542 million based on the exchange rate as of September 26, 2004);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in millions)
Fiscal year 2004	$207
Fiscal year 2005	$191
Fiscal year 2006	$176

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of September 26, 2004, Spansion Japan was in compliance with these financial covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of September 26, 2004 of 110.625 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Fujitsu Cash Note

As a result of the Spansion LLC transaction, Fujitsu loaned $40 million to Spansion LLC pursuant to a promissory note. The note bears an interest rate of LIBOR plus four percent, which was 5.98 percent as of September 26, 2004, and has a term of three years. The note is repayable in four equal payments, including interest, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of September 26, 2004) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of September 26, 2004 was approximately $7 million.

Spansion China Short-Term Loan

Spansion (China) Limited, Spansion LLC’s subsidiary in the People’s Republic of China, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $14.5 million as of September 26, 2004). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each drawdown. As of September 26, 2004, the total amount outstanding under the U.S. dollar denominated loan was approximately $5.5 million and the amount outstanding under the RMB denominated portion was approximately $7.9 million.

Capital Lease Obligations

As of September 26, 2004, we had aggregate outstanding capital lease obligations of approximately $206 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2008. Leased assets consist principally of machinery and equipment. We guaranteed approximately $104 million of Spansion LLC’s and its subsidiaries’ aggregate outstanding capital lease obligations as of September 26, 2004.

Other Long-Term Liabilities

The only component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of approximately $89 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities primarily consist of approximately $185 million of deferred subsidies related to the Fab 30 project, approximately $28 million of deferred subsidies related to the Fab 36 project and a $22 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998. These components do not require us to make cash payments.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, under lease agreements that expire at various dates through 2018. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of September 26, 2004, were approximately $390 million, of which $113 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

We enter into purchase commitments for manufacturing supplies and services. Total non-cancelable purchase commitments as of September 26, 2004, were approximately $1,051 million for periods through 2020. These purchase commitments included approximately $169 million of payments to M+W Zander for the design and construction of Fab 36. These payments will be made to M+W Zander as services are performed. Our non-cancelable purchase commitments also included $260 million representing future payments to IBM in connection with joint development projects pursuant to the joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Purchase commitments also included approximately $67 million for software maintenance agreements that require periodic payments through 2007. As a result, we have not recorded any liabilities relating to these agreements. The remaining $565 million primarily consists of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies, including approximately $444 million related to contractual obligations to purchase energy and gas for Fab 36 through 2020. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amounts above.

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 26, 2004 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet as of September 26, 2004 and their expected expiration dates by year. No incremental liabilities are recorded on our unaudited consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed(1)	Amounts of Guarantee Expiration per Period
		2004	2005	2006	2007	2008	2009 and Beyond
	(in thousands)
Dresden inter-company guarantee(2)	$309,343	—	$165,719	$143,624	—	—	—
July 2003 Spansion term loan guarantee	30,885	4,126	16,500	10,259	—	—	—
Spansion Japan term loan guarantee	78,101	6,508	26,034	26,034	19,525	—	—
Spansion capital lease guarantees	104,273	12,721	45,066	43,215	3,271	—	—

Total guarantees (3)	$522,602	$23,355	$253,319	$223,132	$22,796	—	—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	On November 2, 2004, we used the net proceeds from the offering of 7.75% Notes, together with existing cash, to prepay the amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. For more information, see “Other Financial Matters-Issuance of Senior Notes.”
(3)	We have not included in the table above our guarantees with respect to the obligations of AMD Fab 36, AMD Fab 36 Holding or AMD Fab 36 Admin under the Fab 36 Loan Agreements and the partnership agreements. As of September 26, 2004, no amounts were outstanding under the Fab 36 Loan Agreements and AMD Fab 36 KG had received $74 million of silent partnership contributions and $91 million of limited partnership contributions from its unaffiliated limited partners. Assuming milestones are met, by AMD Fab 36 KG, the Company expects to receive a total $172 million of silent partnership contributions and $221 million of limited partnership contributions from the unaffiliated limited partners. With respect to each unaffiliated limited partner, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase such partner’s silent partnership contribution in annual installments commencing one year after the partner has contributed the full amount required under the partnership agreements. We guaranteed these repurchase obligations. However, as of September 26, 2004, the unaffiliated limited partners had not contributed the full amount required under the partnership agreements, and therefore, the condition precedent to our repurchase obligations had not been met. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” above.

Guarantees of Indebtedness not Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 26, 2004 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheets as of September 26, 2004 and their expected expiration dates. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

	Amounts Guaranteed(1)	Amounts of Guarantee Expiration per Period
		2004	2005	2006	2007	2008	2009 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$18,474	$2,767	$9,506	$6,201	—	—	—
AMTC revolving loan guarantee	39,282	—	—	—	39,282	—	—
AMTC rental guarantee(2)	117,888	—	—	—	—	—	117,888
Other	2,719	453	1,813	453	—	—	—

Total guarantees	$178,363	$3,220	$11,319	$6,654	$39,282	—	$117,888

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $18 million as of September 26, 2004. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating a new advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $147 million revolving credit facility and a $92 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of September 26, 2004, we guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $17 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $118 million. As of September 26, 2004, $72 million was drawn under the revolving credit facility, and $73 million was drawn under the term loan.

Other Financial Matters

Issuance of Senior Notes

On October 29, 2004, we sold $600,000,000 of 7.75% Senior Notes due 2012 (the 7.75% Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875%
Beginning on November 1, 2009 through October 31, 2010	101.938%
Beginning on November 1, 2010 through October 31, 2011	100.000%
On November 1, 2011	100.000%

In addition, on or prior to November 1, 2007, we may redeem up to 35 percent of the 7.75% Notes with the proceeds of certain sales of our equity securities at 107.75 percent of the principal amount thereof, plus accrued and unpaid interest.

Holders have the right to require us to repurchase all or a portion of our 7.75% Notes in the event that we undergo a change of control, as defined in the indenture governing the 7.75% Notes at a repurchase price of 101% of the principal amount plus accrued and unpaid interest.

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries except Spansion LLC and its subsidiaries, from:

•	incurring additional indebtedness;

•	paying dividends and making other restricted payments;

•	making certain investments, including investments in our unrestricted subsidiaries;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating or merging or selling our assets as an entirety or substantially as an entirety.

We also entered into a registration rights agreement with the initial purchasers of the 7.75% Notes, which granted the holders certain exchange and registration rights with respect to the 7.75% Notes. We agreed to:

•	file a registration statement within 90 days after October 29, 2004 enabling holders to exchange 7.75% Notes for publicly registered notes with substantially identical terms;

•	use commercially reasonable efforts to cause the registration statement to become effective within 180 days after October 29, 2004;

•	use commercially reasonable efforts to effect an exchange offer of the 7.75% Notes for registered notes within 225 days after October 29, 2004; and

•	file a shelf registration statement for the resale of the 7.75% Notes if we cannot effect the exchange offer within the time periods listed above.

If we do not meet these deadlines, additional interest of 0.25% per instance will be paid on the 7.75% Notes until the obligations under the registration rights agreement are fulfilled.

Issuance costs incurred in connection with this transaction in the amount of approximately $12 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

On November 2, 2004 we used the net proceeds from the offering of approximately $587 million, together with existing cash, to prepay the full amount outstanding under the Dresden Term Loan plus accrued and unpaid interest. The interest rate on the Dresden Term Loan was approximately 4.64 percent on a weighted average basis. In connection with the prepayment, we also expect to pay a prepayment premium, which will be recorded as other expense in the fourth quarter of 2004. Separately, as a result of this transaction, as of September 26, 2004, we classified approximately $300 million of the Dresden Term Loan from current portion of long term debt to long term debt and approximately $32 million as current portion of long term debt in our condensed consolidated balance sheet.

Section 3(a)(9) Exchange

On October 22, 2004, we exchanged $70 million of our 4.50% Convertible Senior Notes due 2007, plus accrued and unpaid interest, for 10,550,000 shares of our common stock. On November 3, 2004, we agreed to exchange $60 million of our 4.50% Notes for 8,748,612 shares of our common stock that we expect to settle on November 8, 2004. These shares were issued in reliance upon an exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of these transactions, we expect to recognize an expense of approximately $26 million during the fourth quarter of 2004 equal to the fair value of the shares issued in the transactions in excess of the fair value of the shares issuable pursuant to the original conversion terms of the 4.50% Notes.

We may elect to purchase or otherwise retire additional amounts of our 4.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so.

Spansion LLC

During the four-year period commencing on June 30, 2003, we are obligated to provide Spansion LLC with additional funding to finance operations shortfalls, if any. Generally, Spansion LLC is first required to seek any required financing from external sources, either on a non-recourse basis to us or with guarantees based on our pro-rata ownership interest. However, if such third-party financing is not available, we must provide funding to Spansion LLC equal to our pro-rata ownership interest in Spansion LLC, which is currently 60 percent. At this time, we believe that Spansion LLC will be able to obtain external financing when needed. However, there is no assurance that external financing will be available when needed and currently we cannot estimate the amount of additional funding, if any, that we will be required to provide during this four-year period.

Short-Term and Long-Term Liquidity

We believe that cash flows from operations and current cash balances, together with available external financing and the extension of existing facilities, will be sufficient to fund operations and capital investments over the next twelve months and longer-term. Should additional funding be required, such as to meet the payment obligation of our long term debt when due, or to finance the continued construction and facilitization of Fab 36, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings, from additional securities which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Outlook

During the fourth quarter of 2004, we expect total net sales to increase, driven by increased net sales of our microprocessor products, which we expect will exceed seasonal trends. We expect net sales of our Flash memory products to be flat or increase slightly compared with the third quarter of 2004.

During the fourth quarter of 2004, we expect marketing, general and administrative expenses to increase compared with the third quarter of 2004 as we continue our advertising and branding efforts for our AMD64-based microprocessor products and our AMD Sempron microprocessors. In addition, we expect to make capital expenditures of approximately $530 million in the fourth quarter.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I. Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under our equity compensation plans that were in effect before April 29, 2004, including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards will only be made from the 2004 Plan. Under our prior equity incentive plans and the 2004 Plan, key employees generally are granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase our common stock. Generally, options vest and become exercisable over a four year period from the date of grant and expire five to ten years after the date of grant. ISOs granted under the plans have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant. Under the 2004 Plan, we have also granted awards of restricted stock. The purchase price for an award of restricted stock is $0.01 per share. Restricted stock can be granted to any employee or consultant. Restricted stock based on continued service may not vest for three years from the date of grant. Restricted stock that is performance based may not vest for at least one year from the date of grant.

Section II. General Option and Award Information

The following is a summary of stock option and award activity for the nine months ended September 26, 2004 and fiscal year ended December 28, 2003:

	Nine Months Ended September 26, 2004		Year Ended December 28, 2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands except share price)
Options/Awards:
Outstanding at beginning of period	40,969	$12.92	60,408	$18.58
Granted	23,352 (1)	14.32	5,575	9.46
Canceled	(2,911)	24.03	(22,642)	27.69
Exercised	(4,122)	9.84	(2,372)	7.86

Outstanding at end of period	57,288	$13.15	40,969	$12.92

Exercisable at end of period	35,684	$13.28	28,624	$13.66
Available for grant at beginning of period	29,613		13,019
Available for grant at end of period	25,675		29,613

(1)	Includes a restricted stock award of 40,000 shares granted to Derrick R. Meyer on May 12, 2004 at $0.01 per share.

In-the-money and out-of-the-money stock option and award information as of September 26, 2004, was as follows:

	Exercisable		Unexercisable				Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(in thousands except share price)
In-the-Money	18,871	$8.67	7,946	(2)	N/A	(3)	26,817		$8.84
Out-of-the-Money (1)	16,813	$18.46	13,658		N/A	(3)	30,471		$16.93

Total Outstanding	35,684	$13.28	21,604				57,288	(4)	$13.15

(1)	Out-of-the-money stock options or awards have an exercise price equal to or above $12.42, the closing price of our common stock, on September 24, 2004, the last trading day of the third quarter of 2004.
(2)	Includes a restricted stock award of 40,000 shares granted to Derrick R. Meyer on May 12, 2004 at $0.01 per share. As of September 26, 2004, none of the shares subject to this award were vested.
(3)	Weighted average exercise price information is not available.
(4)	Includes 315,166 shares granted from treasury stock as non-plan grants.

Section III. Distribution and Dilutive Effect of Options and Awards

Options and awards granted to employees, including officers, and non-employee directors were as follows:

	YTD 2004	2003	2002
Net grants (1) during the period as % of outstanding shares (2)	5.74%	-4.87%	2.44%
Grants to listed officers (3) during the period as % of total options and awards granted	2.78%	11.77%	14.33%
Grants to listed officers during the period as % of outstanding shares	0.18%	0.19%	0.49%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	16.73%	22.90%	17.93%

(1)	Options granted are net of options canceled.
(2)	Outstanding shares as of September 26, 2004, December 28, 2003 and December 29, 2002.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2004, 2003 and 2002.

Section IV. Executive Options and Awards

Options and awards granted to listed officers for the nine months ended September 26, 2004 were as follows:

	2004 Option and Award Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of Sept. 26, 2004	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000	0.54%	$14.64	2/2/2014	$1,150,877	$2,916,549
	75,000	0.32%	$14.22	4/30/2011	$434,173	$1,011,807
	100,000	0.43%	$11.33	7/28/2011	$461,245	$1,074,896
	75,000	0.32%	$11.33	7/28/2011	$345,933	$806,172
W. J. Sanders III	—	0.00%	N/A	N/A	N/A	N/A
William T. Siegle	18,750	0.08%	$14.64	2/2/2014	$172,632	$437,482
	6,250	0.03%	$14.22	4/30/2011	$36,181	$84,317
	25,000	0.11%	$14.22	4/30/2011	$144,724	$337,269
Derrick R. Meyer (2)	37,500	0.16%	$14.64	2/2/2014	$345,263	$874,965
	37,500	0.16%	$14.22	4/30/2011	$217,086	$505,903
	37,500	0.16%	$11.33	7/28/2011	$172,967	$403,086
Bertrand F. Cambou	37,500	0.16%	$14.64	2/2/2014	$345,263	$874,965
	37,500	0.16%	$14.22	4/30/2011	$217,086	$505,903
	37,500	0.16%	$11.33	7/28/2011	$172,967	$403,086

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held on April 29, 2004.
(2)	Does not include a restricted stock award of 40,000 shares granted to Mr. Meyer under our 2004 Plan on May 12, 2004 at a purchase price of $0.01 per share.

Option exercises during the nine months ended September 26, 2004 and option values for listed officers for this period were as follows:

			Number of Securities Underlying Unexercised Options at September 26, 2004		Values of Unexercised In-the Money Options at September 26, 2004
Name (1)	Shares Acquired on Exercise	Value Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	—	$—	2,472,241	1,977,759	$578,920	$1,286,830
W.J. Sanders III	400,000	$994,089	3,400,000	—	$11,198,000	—
William T. Siegle	12,000	$202,520	609,751	87,499	$1,081,826	$173,768
Derrick R. Meyer (3)	—	$—	451,316	209,634	$734,871	$406,784
Bertrand F. Cambou	—	$—	171,670	203,330	$173,670	$259,830

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 29, 2004.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date (i.e., date of exercise or nine-months ended September 26, 2004) and exercise price of options.
(3)	Does not include a restricted stock award of 40,000 shares granted to Mr. Meyer under our 2004 Plan on May 12, 2004 at a purchase price of $0.01 per share.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance under our 2004 Plan as of September 26, 2004, are summarized in the following table:

	Nine Months Ended September 26, 2004
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	33,203,009	(1)	$14.23	25,675,034
Equity compensation plans not approved by stockholders	24,045,864	(2)	$11.65	—

TOTAL	57,248,873			25,675,034

(1)	Does not include a restricted stock award of 40,000 shares granted to Derrick R. Meyer under our 2004 Plan on May 12, 2004 at a purchase price of $0.01 per share.
(2)	Includes 315,166 shares granted from treasury stock as non-plan grants.

Risk Factors

If we cannot generate sufficient operating cash flow and obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations to Fab 36 or Spansion LLC. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing. For example, our planned capital expenditures of $1.5 billion for 2004 include approximately $600 million for the Fab 36 project, approximately $600 million for increasing the manufacturing capacity of our Flash memory fabrication and assembly and test facilities and for other Flash memory-related research and development activities and approximately $200 million for Fab 30. As of September 26, 2004, we had spent approximately $970 million of our total projected fiscal 2004 capital expenditures.

Under the partnership agreements for AMD Fab 36 KG, our German subsidiaries, AMD Fab 36 Holding and AMD Fab 36 Admin, are obligated to invest approximately $718 million into AMD Fab 36 KG. In addition, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to approximately $921 million to AMD Fab 36 KG. Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

In addition, we are also obligated through June 30, 2007 to provide Spansion LLC with additional funding to finance operational cash flow needs. Generally, Spansion LLC must seek any required financing from external sources. However, if such third-party financing is not available, either on a non-recourse basis to us or with guarantees based on our pro rata ownership interest, we must provide funding to Spansion LLC equal to our pro rata ownership interest in Spansion LLC, which is currently 60%. An inability to meet our funding obligations for Spansion LLC could, among other things, result in additional equity in Spansion LLC being issued to Fujitsu or third parties, which would reduce our ownership in and control over Spansion LLC.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and will decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected. For example, if we abandon the Fab 36 project, we will have to write off related costs that we capitalized and we will be required to continue to make payments or otherwise be liable pursuant to then-existing contracts that we cannot terminate at will or without significant penalties.

We have a substantial amount of indebtedness that could adversely affect our financial position. We have a substantial amount of indebtedness. As of September 26, 2004, we had consolidated debt of approximately $2,043 million. In addition, we guaranteed approximately $178 million of obligations that are not reflected on our balance sheet. On October 22, 2004 we repurchased $70 million of our 4.50% Notes plus accrued and unpaid interest in exchange for 10,550,000 shares of our common stock. On October 29, 2004 we issued and sold $600 million principal amount of 7.75% Senior Notes due 2012. On November 2, 2004, we used the net proceeds from this offering of approximately $587 million, along with existing cash, to prepay the full amount outstanding under the Dresden Term Loans plus accrued and unpaid interest. Accordingly, as of September 26, 2004, after giving effect to the partial repurchase of our 4.50% Notes, the issuance of the 7.75% Notes and the application of the net proceeds therefrom, we would have had consolidated debt of approximately $1,954 million. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We and our subsidiaries may incur substantially more debt, including secured debt, in the future. Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, as of September 26, 2004, we and our subsidiaries would have had the following additional borrowings available:

•	We currently have available up to $100 million under our July 2003 Loan Agreement. Amounts borrowed under this facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion LLC’s accounts receivable, inventory and general intangibles.

•	Spansion Japan had up to 15 billion yen (approximately $136 million as of September 26, 2004) available under the Spansion Japan Revolving Loan Agreement.

•	AMD Fab 36 KG will have the ability, subject to achieving certain technological milestones, to borrow up to $859 million from a consortium of banks under the Fab 36 Loan Agreements during 2006 and 2007.

Although the terms of these facilities, and the indenture governing the 7.75% Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial.

We may not be able to generate sufficient cash to service our debt obligations. Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our credit facilities in amounts sufficient to enable us to service our debt, or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity, or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business. We are restricted by several of our debt instruments. The indenture governing the 7.75% Notes contains various covenants that limit our ability to:

•	incur additional indebtedness;

•	pay dividends and make other restricted payments;

•	make certain investments, including investments in our unrestricted subsidiaries, which include Spansion LLC and its subsidiaries;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate or merge or sell our assets as an entirety or substantially as an entirety.

In addition:

•	The guarantees associated with the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its limited partners to pay us dividends and other payments, and require us to maintain specified financial ratios when group consolidated cash is below specified amounts.

•	Our July 2003 Loan Agreement contains restrictive covenants, including a prohibition on our ability to pay dividends, and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts.

•	The July 2003 Spansion Term Loan, as amended, contains restrictive covenants, including a prohibition on Spansion LLC’s ability to pay dividends and also requires Spansion LLC to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash or its net worldwide cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement. In addition, those agreements contain cross-default provisions whereby a default under one agreement would likely result in cross-default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness that results in acceleration of the maturity date or any failure to repay debt when due in an amount in excess of $50 million would cause a cross-default under the indenture governing our 7.75% Notes. Similarly, a default with respect to any indebtedness in excess of $25 million would cause a cross-default under the indentures governing our 4.75% Debentures and 4.50% Notes. The occurrence of a default under any of these borrowing arrangements would permit the note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our July 2003 Loan Agreement, and in certain property, plant and equipment under the July 2003 Spansion Term Loan Agreement. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures, 4.50% Notes or 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we lose Microsoft Corporation’s support for our products, or if there is a significant delay in Microsoft’s release of an operating system that works with our AMD64 technology, our ability to sell our microprocessors could be materially adversely affected. Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, including the timely introduction of an operating system that works with the AMD64 technology that we introduced with our AMD Opteron and AMD Athlon 64 processors, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase personal computers, or PCs, with our microprocessors. If we fail to retain the support of Microsoft, our ability to market our microprocessors could be materially adversely affected.

In July 2004, Microsoft announced a delay in the release of its Windows Server 2003 Service Pack 1, windows Server 2003 for 64-bit Extended Systems and Windows XP 64-bit for 64-bit Extended Systems. The new Windows editions are designed to take advantage of 64-bit extensions to the standard x86 instruction set. Microsoft estimated that the release of this software will occur in the first half of 2005. Previously, Microsoft estimated the release date for this software would be in late 2004. This delay could adversely impact the timing of development of 64-bit applications by independent software providers and the adoption of 64-bit computing by end users. As a result, this delay could have a material adverse effect on our ability to sell our AMD Opteron and AMD Athlon 64 processors.

We must achieve further market acceptance of our 64-bit technology, AMD64, or we will be materially adversely affected. We designed our AMD Opteron and AMD Athlon 64 processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. Market acceptance of these processors is subject to risks and uncertainties including:

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications;

•	the willingness of users to purchase products with 64-bit capability prior to the availability of operating systems and software applications that take full advantage of our AMD64 technology;

•	our ability to produce these processors in a timely manner on new process technologies, including 90-nanometer silicon-on-insulator technology, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors.

If we are unable to achieve further market acceptance of our AMD64 technology, we will be materially adversely affected.

We cannot be certain that our substantial investments in research and development of process technologies will lead to timely improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive. We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We cannot be certain that we will be able to develop, or obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis. Furthermore, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive. For example, from the beginning of 2002 through September 26, 2004, we paid approximately $228 million to IBM in connection with agreements and services related to license grants and research and development activities.

In addition, we have a joint development agreement with IBM, pursuant to which we work together to develop new process technologies. The successful and timely development and implementation of silicon-on insulator technology and the achievement of other milestones set forth in the joint development agreement with IBM are critical to our AMD Opteron and AMD Athlon 64 microprocessors and to our ability to commence operations at Fab 36 in accordance with our planned schedule. In September 2004, we amended our joint development agreement with IBM and extended its termination date from December 2005 to December 2008. The continuation of the process development projects past December 31, 2005 is conditioned upon the approval of IBM’s board of directors. If such approval is not received, either party has the right to terminate the agreement effective December 31, 2005 with respect to process development projects past December 31, 2005. If the agreement were to be terminated, we would either have to resume research and development activities for microprocessor technology internally or find an alternative partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which could materially adversely affect us.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business. The semiconductor industry is highly cyclical and has experienced significant downturns, often in connection with maturing product cycles, manufacturing overcapacity and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	accelerated declines in average selling prices.

For example, in 2001 and 2002, we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. If these conditions in the semiconductor industry occur again in the future, we could be materially adversely affected.

Fluctuations in demand for PCs and mobile telephones may adversely affect sales of our products. The Computation Products segment of our business is dependent upon the market for computers, including PCs. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If end-user demand for computers is below our expectations, we could be materially adversely affected. In addition, potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

The Memory Products segment of our business is dependent to a large degree upon the market for mobile telephones. If demand for mobile telephones is below our expectations or if the functionality of successive generations of mobile telephones does not require increasing NOR Flash memory density, we could be materially adversely affected.

Intense competition in the microprocessor and Flash memory markets could materially adversely affect us. The IC industry is intensely competitive. With respect to microprocessor products, our principal competitor is Intel. Microprocessor products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We may not be able to compete effectively if we fail to reduce our costs on existing products or fail to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins.

The Flash memory market is characterized by migration to ever-higher performance devices and a competitive pricing environment. With respect to Flash memory products, our principal competitors are Intel, Samsung, Toshiba, STMicroelectronics N.V., Sharp Electronics Corporation, Silicon Storage Technology and Macronix International. In addition, we face competition from microcontroller vendors such as Freescale and Renesas who integrate low density Flash memory on the same die with their microcontrollers. To compete successfully, we must transition to technologies that meet the increasing demand for higher Flash memory content in mobile phones and automotive applications, among other markets. We expect competition in the Flash memory market to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. In addition, we and certain of our competitors have licensed certain non volatile memory technology from a third party, which allows memory devices to store two bits of data in a memory cell. This technology has similar characteristics to our MirrorBit technology, which may allow these competitors to develop Flash memory technology that is competitive with MirrorBit technology. If we fail to achieve yield and volume goals for our higher-density/performance Flash memory products, we could be materially adversely affected.

Intel Corporation’s dominance of the microprocessor market, its position in the Flash memory market and its business practices may limit our ability to compete effectively. Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server segment of the microprocessor market and a significant competitor in the Flash memory market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. For example, Intel exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	pricing and allocation strategies and actions, including aggressive pricing for Flash memory products and microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	user brand loyalty.

Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the PC system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a PC system. As a result, PC original equipment manufacturers, or OEMs, are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other third-party companies to have delayed access to such standards. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, these companies produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our continued success in developing and maintaining relationships with infrastructure providers in order to ensure that these third-party designers and producers of motherboards, chipsets and other system components support our microprocessor offerings, particularly AMD64-based microprocessors. A failure of the designers and producers of motherboards, chipsets and other system components to support our microprocessor offerings, particularly our AMD64-based microprocessors, could have a material adverse effect on us.

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect competition from Intel to increase to the extent Intel reduces prices on its microprocessor and/or Flash memory products and introduces new competitive products. For example, during June 2004 Intel announced the availability of a 64-bit processor for servers and workstations that runs existing 32-bit software applications. These processors compete with our AMD Opteron microprocessors. In addition, Intel announced that it will offer 64-bit processors for the desktop market and other market segments that will be able to run existing 32-bit software applications in a time frame based on both timing and availability of the infrastructure required to support them, and customer demand. These products would compete with our AMD Athlon 64 microprocessors. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology. Use of 90-nanometer technology can result in products that are higher performing, use less power and cost less to manufacture. Use of 300-millimeter wafers can decrease manufacturing costs and increase capacity by yielding more chips per wafer than 200-millimeter wafers. We are currently transitioning to 90-nanometer process technology for microprocessor manufacturing and we expect to transition to 300-millimeter wafers in 2006. As a result, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

The loss of a significant customer for our microprocessor products or the loss of a significant customer for our Spansion Flash memory products in the high-end mobile telephone market, may have a material adverse effect on us. Collectively, our top ten OEM microprocessor customers accounted for approximately 19 percent of our total net revenues in 2003. Similarly, our Flash memory product sales growth is dependent on demand for high-end mobile telephones. To date, our sales in that market have been concentrated with a limited group of customers. If we were to lose a significant customer, or if one of our top customers downsizes or otherwise contracts its operations, demand for our products could decrease and we would be materially adversely affected.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on us. We believe that market acceptance of MirrorBit technology is a key factor impacting our ability to increase Flash memory product revenues. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. A lack of continued market acceptance of MirrorBit technology, adoption of such technology at a slower rate than we anticipate, or any substantial difficulty in transitioning Flash memory products, including those based on MirrorBit technology, to any future process technology could reduce our ability to be competitive in the market. In addition, we intend to position ourselves to address end markets traditionally served by NAND Flash memory with our second-generation MirrorBit technology. If our second-generation MirrorBit technology fails to achieve acceptance in markets traditionally served by NAND architecture, or at all, we could be materially adversely affected.

Spansion Flash memory products are based on NOR architecture, a significant market shift to NAND architecture could materially adversely affect us. Spansion Flash memory products are based on the Boolean logic-based NOR (Not Or) architecture, which is typically used for code execution. We do not currently manufacture products based on NAND (Not And) architecture, which typically offers greater storage capacity. During 2003, sales of products based on NAND architecture grew at higher rates than sales of NOR products. This resulted in NAND vendors gaining a greater share of the overall Flash market. Any significant shift in the marketplace to products based on NAND architecture or other architectures may reduce the total market available to us and therefore reduce our market share.

We are required to reach agreement with Fujitsu regarding certain actions of our majority-owned subsidiary, Spansion LLC, and our interests may not be aligned. We own 60 percent of the equity interest in Spansion LLC while Fujitsu owns the remaining 40 percent. Although we are entitled to appoint a majority of the board of managers, which generally manages the affairs of Spansion LLC, certain actions by Spansion LLC require Fujitsu’s consent for as long as Fujitsu maintains specific levels of equity ownership in Spansion LLC. In addition, based upon designated thresholds of Fujitsu’s percentage interest in Spansion LLC, certain actions require the affirmative vote of at least a majority of the managers appointed by Fujitsu. These actions include:

•	major investments, acquisitions and dispositions of assets;

•	a merger or consolidation resulting in the transfer of more than 50% of the equity interests;

•	settlement of major legal proceedings and other actions;

•	approval of certain material contracts between us and Spansion LLC;

•	changes to the equity capital structure of the Spansion LLC; and

•	winding-up Spansion LLC or one of its material subsidiaries.

There can be no guarantee that our interests and those of Fujitsu will be aligned with respect to such decisions and we may be unable to take steps that we believe are desirable. In addition, a reduction in our percentage interest may result in our inability to appoint a majority of Spansion LLC’s board of managers, which could result in the loss of effective control of Spansion LLC, although the results of operations of Spansion LLC may continue to impact significantly our results of operations and we still may be required to make loans to, and guarantee indebtedness of, Spansion LLC.

Our operating results are subject to quarterly and seasonal sales patterns. A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of net sales for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

Worldwide economic and political conditions may adversely affect demand for our products. The last economic slowdown in the United States and worldwide adversely affected demand for our products. Although economic conditions have continued to improve since the second half of 2003, another decline in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, China’s economy has been growing at a fast pace over the past several years, and Chinese authorities have recently introduced various measures to slow down the pace of economic growth. However, if Chinese authorities are not able to stage an orderly slowdown, or “soft landing,” China’s economy could be materially adversely affected. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us and also may result in volatility of the market price for our securities.

Unfavorable currency exchange rate fluctuations could adversely affect us. As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euros while sales of those products are denominated primarily in U.S. dollars;

•	certain of our fixed asset purchases are denominated in euros and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	a significant amount of the costs of our Fab 36 project is denominated in euros.

As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. For example, the U.S. dollar- denominated cost of construction of Fab 36 has increased from our initial projections as a result of the recent depreciation of the U.S. dollar against the euro. Whenever we believe appropriate, we hedge a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. As of September 26, 2004 we had an aggregate of $503 million (notional amount) of short-term foreign currency forward contracts and purchased call option contracts denominated in euro and yen. However, generally, we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

In addition, even where revenues and expenses are matched, we must translate euro and yen denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar versus the euro or yen will affect our reported results of operations and the value of our assets and liabilities in our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in their original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

Manufacturing capacity constraints and manufacturing capacity utilization rates may adversely affect us. There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on us. If we do not complete the transition to 90-nanometer manufacturing process technology at Fab 30 on a timely basis, we may not be able to meet the demand for certain of our microprocessor products. In addition, if we do not complete the transition to manufacturing certain Flash memory products using 110-nanometer and more advanced manufacturing process technology on a timely basis, or otherwise increase capacity at our Flash memory manufacturing facilities, we may not be able to meet demand for these products from our customers. If we cannot meet demand for our products we could be materially adversely affected.

At times we may underutilize our manufacturing facilities as a result of reduced demand for certain of our products. During such times, many of our costs remain fixed and cannot be reduced in proportion to the reduced revenues for such a period. We are substantially increasing our manufacturing capacity by building Fab 36, transitioning to smaller manufacturing process technologies and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected. Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continuously modify these processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, construction delays, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. We are currently transitioning the production of our microprocessor products to 90-nanometer process technology and the production of certain Flash memory products to 110-nanometer process technology. In addition, we anticipate that Flash memory products will be produced on 90-nanometer process technology in 2005.

During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

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

If essential materials are not available to manufacture our products, we could be materially adversely affected. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are dependent on key chemicals from a limited number of suppliers and also rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM, from third-party suppliers and incorporate these die into Spansion multi-chip package products. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

Our inability to continue to attract and retain qualified personnel may hinder our product development programs. Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing, sales and executive personnel. If we are not able to continue to attract, retain and motivate qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected.

We outsource to third parties certain supply-chain logistics functions, including physical distribution of our products, and co-source some information technology services. We rely on a third-party provider to deliver our products to our customers and to distribute materials for our fabrication facilities. In addition, we rely on a third-party provider in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for our fabrication facilities could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us.

In addition, we decided to co-source these functions to third parties primarily to lower our operating expenses and to create a more variable cost structure. However, if the costs related to administration, communication and coordination of these third-party providers are greater than we expect, then we will not realize our anticipated cost savings.

Uncertainties involving the ordering and shipment of, and payment for, our products could materially adversely affect us. Sales of our products are typically made pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our microprocessor customers. From time to time, we enter into long-term supply arrangements with our Flash memory customers. Generally, our customers may cancel orders 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which are difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory. Because market conditions are uncertain, these and other factors could materially adversely affect us.

Our reliance on third-party distributors subjects us to certain risks. We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. In addition, these agreements are non-exclusive and permit our distributors to offer our competitors’ products. In 2003, two distributors, Avnet, Inc. and Fujitsu, each accounted for approximately 13 percent of our consolidated net sales. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we could be materially adversely effected.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for our products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors could materially adversely affect us because our revenue would decline.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us. Our international sales as a percentage of our total consolidated net sales were 77 percent in the third quarter of 2004, 80 percent in the second quarter of 2004 and 81 percent in the third quarter of 2003. Nearly all product assembly and final testing of our products are performed at our manufacturing facilities in China, Malaysia, Singapore and Thailand. We manufacture our microprocessors in Germany. We also depend on foreign foundry suppliers for the production of our chipsets and our embedded microprocessors for personal connectivity devices and depend on international joint ventures for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in emerging markets.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting our intellectual property;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds, and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Any of the above risks, should they occur, could have a material adverse effect on us.

Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us. We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products entering the market result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channel compete with heavily discounted products, which adversely affects demand for our products. In addition, our inability to control gray marketing activities could result in customer satisfaction issues, because any time products are purchased outside our authorized distribution channel, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or used products represented as new. Our inability to control sales of our products on the gray market could have a material adverse effect on us.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks and other common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner.

We may become a party to intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products. From time to time, we have been notified that we may be infringing intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all necessary licenses on satisfactory terms, if at all. In the event we cannot obtain a license, we may be prevented from using some technology, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or damage our reputation. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us and others will always be avoided or successfully concluded.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, alteration of manufacturing processes, sales limitations, and criminal and civil liabilities. Our operations are subject to various U.S. and foreign environmental statutes and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. From time to time, our facilities are subject to investigation by governmental regulators. We have in the past been named and may in the future be named as a responsible party or a potentially responsible party on Superfund clean-up orders and other environmental investigations sponsored by the Environmental Protection Agency, or EPA. We cannot be certain that we have identified all environmental matters giving rise to potential liability. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur other expenses associated with compliance with environmental regulations. Any past misuse of hazardous materials, new releases or newly discovered contaminations at any of our currently or formerly owned or operated properties could result in increased expenditures or liabilities which could materially adversely affect us.

Future litigation proceedings may materially adversely affect us. From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages. In addition, future litigation may result in injunctions against future product sales. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. We experienced no significant changes in market risk during the first nine months of 2004. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of September 26, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

(a) Exhibits

4.6	Indenture, dated as of October 29, 2004, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

4.7	Form of 7.75% Senior Note due 2012, filed as Exhibit 4.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

4.8	Registration Rights Agreement, dated as of October 29, 2004, by and among Advanced Micro Devices, Inc. and Citigroup Global Markets Inc., filed as Exhibit 10.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

*10.14	Vice President Performance Recognition Program.

*10.18	Form of Management Continuity Agreement.

***10.36(b)	Letter Agreement, effective as of September 13, 2004, between Advanced Micro Devices, Inc. and International Business Machines Corp.

10.39(a-3)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., and the several financial institutions party thereto, dated September 20, 2004, filed as Exhibit 10.39(a-3) to AMD’s Form 8-K dated September 21, 2004, is hereby incorporated by reference.

10.41(a)	Amendment to Employment Agreement between Advanced Micro Devices, Inc. and Hector Ruiz, dated as of October 27, 2004, filed as Exhibit 10.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

***10.47	Amended and Restated “S” Process Development Agreement, effective as of December 28, 2002, between Advanced Micro Devices, Inc. and International Business Machines Corp.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.
***	Confidential treatment has been requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 4, 2004	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer