Form 10-K
period 2004-12-26
ADVANCED MICRO DEVICES INC
filed 2005-03-01
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 26, 2004

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

Aggregate market value of the common stock held by non-affiliates based on the reported closing price of common stock on June 25, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter.

$5,488,863,023

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

393,889,539 shares of common stock as of February 22, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2005, are incorporated into Part II and III hereof.

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Sempron, AMD Turion, AMD PowerNow!, Alchemy, Geode and combinations thereof are trademarks of AMD. Spansion and MirrorBit, and combinations thereof, are trademarks of Spansion LLC. Vantis is a trademark of Lattice Semiconductor Corporation. Legerity is a trademark of Legerity, Inc. Microsoft, Windows, and Windows NT are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. NetWare is a registered trademark of Novell, Inc. in the United States and/or other jurisdictions. Other terms used to identify companies and products may be trademarks of their respective owners.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 26, 2004

i

PART I

ITEM 1.     BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our sales, operating results and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; marketing, general and administrative expenses; the development and timing of the introduction of new products and technologies, including our dual-core microprocessors, AMD Turion™ 64 microprocessors, ORNAND architecture and QuadBit technology; customer and market acceptance of our AMD Opteron™, AMD Athlon™ 64, AMD Turion 64 and AMD Sempron™ microprocessors; customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology, including the ORNAND architecture; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers; the ability to produce our microprocessor and Flash memory products in the volumes and mix required by the market; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; the process technology transitions in our wafer fabrication facilities; and our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update forward-looking statements.

General

We are a leading semiconductor company with manufacturing facilities in the United States, Europe and Asia, and sales offices throughout the world. We design, manufacture and market industry-standard digital integrated circuits, or ICs, that are used in diverse product applications such as desktop and mobile personal computers, or PCs, workstations, servers, communications equipment such as mobile telephones, and automotive and consumer electronics. Our products consist primarily of microprocessors and Flash memory devices. In addition, we offer embedded microprocessors for personal connectivity devices and specific consumer markets.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969. Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “our,” or the “Company” shall mean Advanced Micro Devices, Inc. and our consolidated subsidiaries, including Spansion LLC and its subsidiaries, unless the context indicates otherwise.

Effective June 30, 2003, we established Spansion LLC, our Flash memory majority-owned subsidiary in which we hold a 60 percent interest and Fujitsu Limited holds the remaining 40 percent. Spansion is headquartered in Sunnyvale, California, and its manufacturing, research and assembly operations are in the United States and Asia. As part of the formation of Spansion, we and Fujitsu contributed to Spansion our respective interests in Fujitsu AMD Semiconductor Limited, our former manufacturing joint venture, which we refer to as the Manufacturing Joint Venture in this report. We also contributed our Flash memory inventory, our manufacturing facility in Austin, Texas (Fab 25), our memory research and development facility in Sunnyvale, California (the SDC) and our Flash memory assembly and test facilities in Thailand, Malaysia and Suzhou, China. Fujitsu contributed its Flash memory division, including related inventory, cash and its Flash memory assembly and test facility in Malaysia. Spansion is managed by a ten-member board of managers of which we are currently entitled to appoint six managers and Fujitsu is entitled to appoint four managers.

For a description of certain financing arrangements for Spansion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 20, below.

We post on the Investor Relations page of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, One AMD Place, M/S 68, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@amd.com. All these documents and filings are available free of charge.

For financial information about geographic areas and for segment information with respect to sales and operating results, refer to the information set forth in Note 9 of our consolidated financial statements, beginning on page 104, below.

For a discussion of the risk factors related to our business operations, please see the sections entitled, “Cautionary Statement Regarding Forward-Looking Statements,” above, and the “Risk Factors” and “Financial Condition” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 20, below.

Our Industry

Semiconductors are critical components used in a variety of electronic products and systems. An IC is a semiconductor device that consists of many interconnected transistors on a single chip. Since the invention of the transistor in 1948, improvements in IC process and design technologies have led to the development of smaller, more complex and more reliable ICs at a lower cost per function. In order to satisfy the demand for faster, smaller and lower-cost ICs, semiconductor manufacturers have continually developed improvements in manufacturing and process technology. For example, ICs are increasingly being manufactured using smaller geometries. In addition, the size of silicon wafers from which ICs are produced has increased, with some semiconductor manufacturers migrating from 200-millimeter wafers to 300-millimeter wafers. Use of smaller process geometries can result in products that are higher performing, use less power and cost less to manufacture on a per unit basis. Use of larger wafers can contribute further to a decrease in manufacturing costs per unit and increase capacity by yielding more chips per wafer.

The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors. Today, virtually all electronic products use semiconductors, including PCs and related peripherals, wired and wireless voice and data communications and networking products including mobile telephones, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

Within the global semiconductor industry, we primarily participate in two markets:

•	microprocessors, which are used for control and computing tasks, and complementary chipset components, which perform essential logic functions that support the microprocessors; and

•	Flash memory devices, which are used to store data and programming instructions.

In addition, we offer embedded microprocessors for personal connectivity devices and specific consumer markets.

Computation Products

The Microprocessor Market

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a PC and other similar devices. The principal indicators of microprocessor performance are work-per-cycle, or how many instructions are executed per cycle, and clock speed, representing the rate at which its internal logic operates, measured in units of hertz, or cycles processed per second. Other factors impacting microprocessor performance include memory size, data access speed and power consumption. Developments in circuit design and manufacturing process technologies have resulted in significant advances in microprocessor performance over the past two decades. We market our processors based on overall performance, which is a function of both architecture and clock speed. We believe overall performance is a better indicator of CPU capability than simply clock speed.

The microprocessor market is characterized by short product life cycles and migration to ever-higher-performance microprocessors. To compete successfully in this market, microprocessor manufacturers must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. They also must achieve manufacturing yield and volume goals in order to sell microprocessors at competitive prices.

A factor driving change in the microprocessor industry is the introduction of 64-bit computing. The bit rating of a microprocessor generally denotes the largest amount of numerical data that a microprocessor can handle in a single clock cycle. For approximately the last ten years, microprocessors have had 32-bit computing capabilities. While 32-bit processors have historically been sufficient, we believe that they will face challenges as new data and memory-intensive consumer and enterprise software applications gain popularity. Microprocessors with 64-bit processing capabilities enable systems to have greater performance by allowing software applications and operating systems to access more memory and process more data. From applications for multimedia and gaming, to grid computing and extensive enterprise databases, we believe the demand for 64-bit computing will increase across the computing industry. Additionally, we believe that the introduction of advanced operating systems, such as Microsoft® Windows® 64, and software applications designed to take advantage of the 64-bit platform, will drive further adoption of 64-bit processors.

Another emerging trend in the microprocessor industry is the introduction of dual-core processors, which consist of two processor cores on one semiconductor die. Over the last ten years as microprocessors have increased in transistor density and overall performance capabilities, they have increasingly faced power consumption challenges. By enabling numerous operations to be executed simultaneously across two processor cores, we believe dual-core processors will increase processor performance with a minimal increase in power consumption.

Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in manufacturing process technology, as well as lower selling prices, have increased the demand for microprocessors over time. The greatest demand for our microprocessors today is from PC manufacturers. Factors that we believe will stimulate growth in the demand for microprocessors include lower-priced PC systems, enhanced product features, and strategic purchases of new PC systems to deploy new tools and technologies. In addition, we believe that there will be increased demand for microprocessors from server manufacturers as enterprises continue to upgrade their networks.

Microprocessor Products

We currently offer microprocessor products for desktop and mobile PCs, servers and workstations. Our microprocessors are based on the x86 architecture. In addition, we design them based on a superscalar reduced instruction set computer, or RISC, architecture. RISC architecture allows microprocessors to perform fewer types of computer instructions thereby allowing the microprocessor to operate at a higher speed. We also design our microprocessors to be compatible with operating system software such as Windows XP, Windows 2000, Windows NT®, Windows 98 (and Windows predecessor operating systems), Linux, NetWare®, Solaris and UNIX.

Desktop PCs.    Our microprocessors for desktop PCs consist of AMD Athlon 64 FX, AMD Athlon 64 and AMD Sempron processors. In September 2003, we introduced our AMD Athlon 64 microprocessor, the first Windows-compatible, x86 architecture-based 64-bit PC processor. AMD Athlon 64 processors are based on the AMD64 technology platform, which extends the industry-standard x86 instruction set architecture to 64-bit computing. We designed our AMD Athlon 64 processors to allow simultaneous 32-bit and 64-bit computing, enabling users to protect their information technology investments by continuing to use their 32-bit software applications while implementing 64-bit applications on the timetable of their choice. We design our AMD Athlon 64 processors for enterprises and sophisticated PC users that seek to access large amounts of data and memory. Simultaneously with our introduction of the AMD Athlon 64 processor, we introduced the AMD Athlon 64 FX processor, designed specifically for gamers, PC enthusiasts and digital content creators who require products that can perform graphic-intensive tasks. Our AMD Sempron microprocessors, which we introduced in July 2004, are designed for value-conscious consumers of desktop and notebook PCs.

Mobile PCs.    Our microprocessors for the mobile computing market consist of mobile AMD Athlon 64 processors, mobile AMD Sempron processors and AMD Athlon XP-M processors. In January 2005, we announced our new AMD Turion 64 mobile technology, and we expect to introduce our AMD Turion 64 processors in the first half of 2005. Our OEM customers incorporate our processors into a variety of designs, including full-size and thin-and-light notebooks. We have designed our mobile processor products for high-performance computing and wireless connectivity. They feature advanced power management from AMD PowerNow!™ technology, which offers reduced power consumption and extended system battery life. We intend to continue to invest in our mobile microprocessor product portfolio with increasing emphasis on low-power computing.

Servers and Workstations.    Our x86 microprocessors for servers and workstations consist of the AMD Opteron and AMD Athlon MP processors. A server is a powerful computer on a network that is dedicated to a particular purpose and stores large amounts of information and performs the critical functions for that purpose. A workstation is essentially a heavy-duty desktop, designed for tasks such as computer-aided design. We introduced our first 64-bit microprocessor for servers and workstations, AMD Opteron, in April 2003. Like the AMD Athlon 64 processors, the AMD Opteron processors for servers and workstations are based on the AMD64 technology and are designed to allow simultaneous 32-bit and 64-bit computing. AMD Opteron processors were the first processors to extend the industry-standard x86 instruction set architecture to 64-bit computing. AMD Opteron processors can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. AMD Opteron processors can also be used in workstation applications such as engineering and digital content creation software, and other information technology infrastructure applications such as intensive Web serving and messaging.

Dual-Core Processors. We are currently developing dual-core processor technology, which we believe provides a path for increasing processor performance with a minimal increase in power consumption. In August 2004, we demonstrated the first x86 dual-core processor when we showed a Hewlett Packard HP Proliant server powered by our AMD Opteron dual-core processors. We plan to offer dual-core processors for servers and workstations in mid-2005, followed by dual-core processors for the PC market in the second half of 2005.

Chipsets. We also sell chipset products and make available motherboard reference design kits, designed to support our microprocessors for use in PCs and embedded products. A chipset provides the interface between all of a PC’s subsystems and sends data from the microprocessor to all the input/output and storage devices, such as the keyboard, mouse, monitor and hard drive. The primary reason we offer these products to our customers is to provide them with a solution that will allow them to use our microprocessors and develop and introduce their products into the market more quickly.

Our AMD Opteron and AMD Athlon 64 processors support HyperTransport™ technology, which is a high-bandwidth communications interface we initially developed, as well as integrated memory controllers that enable substantially higher performance than existing, non-integrated memory controller architectures. We expect our advanced architecture to provide users with even greater performance improvements as operating systems and software applications begin leveraging the benefits of our 64-bit architecture. To that end, we work with Microsoft to incorporate 64-bit support into the Windows operating system. Microsoft has indicated that it intends to release its Windows Server 2003 Service Pack 1, Windows Server 2003 for 64-bit Extended Systems and Windows XP 64-bit Extended Systems in the first half of 2005. We believe that the backward compatibility of our AMD64-based processors will allow users to migrate more easily from current 32-bit operating systems and applications to future 64-bit operating systems and applications on a common hardware platform.

The Flash Memory Market

Flash memory is an important semiconductor component used in electronic devices such as mobile phones, digital cameras, DVD players, set top boxes, MP3 players and automotive electronics such as navigation systems. Flash memory differs from other types of memory due to its ability to retain stored information after power is turned off. Most electronic products use Flash memory to store important program instructions, or code, as well as multimedia content, or data. Code storage retains the basic operating instructions, operating system software or program code, which allows an electronic product to function while data storage retains digital content, such as multimedia files. For example, Flash memory in camera phones retains both the program code, which enables users to turn on and operate the phone, and also stores data such as digital photos.

The Flash memory market can be divided into three major categories based on application. Portable, battery-powered communications applications are categorized as “wireless.” Solid-state removable memory applications are categorized as “removable storage.” All other applications, such as consumer and automotive electronics, are categorized as “embedded.” Applications within the wireless category include mobile phones, smart phones and personal digital assistants, or PDAs. Applications within the removable storage category include USB drives and memory cards. Applications within the embedded category include consumer electronics, automotive electronics and networking and telecom equipment such as hubs, switches and routers. Currently, we serve the wireless and embedded categories of the NOR Flash memory market with our Spansion Flash memory products.

There are two major architectures of Flash memory employed in the market today: NOR and NAND. NOR Flash memory, which is generally more reliable than NAND Flash memory and less prone to data corruption, is typically used to store program code. NAND Flash memory has been generally less expensive to manufacture and is typically used in devices that require high-capacity data storage such as memory cards for digital cameras and MP3 players. Within the Flash memory market, we sell NOR Flash memory products.

Flash Memory Products

Our Spansion Flash memory products encompass a broad spectrum of densities and features and are primarily designed to support code, or mixed code and data storage applications in the wireless and embedded categories of the Flash memory market. Our products are used in mobile telephones, consumer electronics, automotive electronics, networking equipment and other applications that require memory to be non-volatile and electrically rewritten. Our Spansion Flash memory products are based on two technologies today: single bit-per-cell floating gate technology and two bits-per-cell MirrorBit technology.

Floating Gate Technology. Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today. A memory cell comprises a transistor having a source, a drain and a control gate. The control gate regulates the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit by storing a charge in the cell storage medium. The “floating gate” is a conductive storage medium between the control gate and the source and drain. It is referred to as a floating gate because it is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. Our products using floating gate are typically used for code storage and code execution as well as in applications that take advantage of their ease of in-system re-programmability. In addition, floating gate technology has the ability to operate at very high read speeds and temperatures, which we believe is optimal for harsh environments such as automotive applications. Spansion Flash memory products using floating gate technology are available in densities from one megabit to 128 megabits. These products are designed to meet the requirements of a range of Flash memory market segments, from the low-end, low-density value segment to the high-performance, high-density wireless segment.

MirrorBit Technology. Our Spansion Flash memory products also include devices based on MirrorBit technology, our proprietary technology that stores two bits of data in a single memory cell thereby doubling the density, or storage capacity, of each memory cell and enabling higher density products. However, unlike the conductive storage medium used by floating gate technology, MirrorBit technology stores charge in a non-conductive storage medium without a floating gate. NOR Flash memory products based on MirrorBit technology require fewer wafer fabrication process steps to manufacture and have a simpler cell architecture compared to similar products based on single-bit-per-cell or multi-level-cell (MLC) floating gate technology. As a result, MirrorBit technology can contribute to a smaller die size and improved unit production yields. Due to these characteristics, for a given density, NOR Flash memory products based on MirrorBit technology can be less expensive to manufacture than similar products based on conventional floating gate single-bit-per-cell or MLC technology.

Our Spansion Flash memory products based on MirrorBit technology are available in densities ranging from 16 megabits to 512 megabits. We believe the lower cost and higher yields of MirrorBit technology enable us to manufacture higher density NOR Flash products at a cost that is not achievable using competing NOR MLC floating gate technology. We believe our MirrorBit technology will allow us to compete in certain portions of the Flash memory market, such as data storage, with die sizes that are similar to NAND Flash memory products on the same process geometry and where high densities and low cost-per-bit are important.

We are developing a new architecture, ORNAND, based on our MirrorBit technology, which we believe will allow us to develop products that combine some of the best attributes of NOR architecture and NAND architecture. We believe that ORNAND architecture will allow us to offer products with higher densities in our traditional NOR Flash memory markets, while enabling us to enter and compete in new markets that have traditionally been served by NAND-based products, such as removable storage. During 2004, we also demonstrated the ability of MirrorBit technology to store four bits-per-cell, which we refer to as QuadBit, with a working proof-of-concept. If successful, we believe our QuadBit technology would enable us to target the higher density and lower cost portions of the removable storage category, which is currently served by vendors of NAND-based products.

Our Spansion Flash memory products implement different features and interfaces to address different customer requirements. These different features and interfaces may be supported on both floating gate and MirrorBit technology. For example, we provide products that support faster burst- and page-mode read interfaces. Burst-mode products allow fast access to data in a continuous sequential operation, while page-mode products allow fast random access to data within a page. The wireless market in particular currently demands such solutions. In addition, Spansion products may also include features such as Advanced Sector Protection, which improves security by protecting Flash memory content against inadvertent or deliberate changes to code or data, and simultaneous read/write, which improves system performance by allowing a device to conduct read, write or erase operations simultaneously.

Packaging is an integral element of our Spansion Flash memory products. We offer a range of packaging options, from single-die configurations and multi-chip products (MCPs) to package-less solutions, such as Known Good Die. Our packaging includes lead-frame and ball grid array or BGA, which describe the mechanical connection between the package and the printed circuit board. Our packages in the embedded markets mostly use lead-frame solutions while our packages for the wireless markets almost exclusively use BGA solutions due to the small physical size or form factor enabled by BGA. A significant percentage of our products are shipped as MCPs due to increasing demand for smaller mobile phones. Mobile phone manufacturers are especially interested in MCPs due to the single, space-saving package, low power consumption, and high performance. Our MCP products incorporate Spansion Flash memory devices and third-party non-Flash memory die, such as static RAM, or SRAM, or pseudo-static RAM, or pSRAM devices, which we purchase from outside vendors.

The Embedded Processor Market

In addition to our primary microprocessor and Flash memory markets, we also offer embedded microprocessors for personal connectivity devices and specific consumer markets. Personal connectivity devices can be classified into five main segments: computer devices such as thin clients; smart handheld devices and PDAs; access devices such as gateways and access points; entertainment devices such as media players and digital TVs; and automotive devices such as in-car navigation systems, telematics and media playback. The applications in these devices typically require highly integrated systems-on-chip, or SoCs, that include high-performance, low-power embedded processors and microcontrollers.

Personal Connectivity Solutions

We offer low-power, high-performance embedded microprocessor products for personal connectivity devices. Our products include low-power x86 and MIPS® architecture-based embedded processors. We design these embedded processors to address customer needs in non-PC markets where Internet connectivity and/or low power processing is a priority. Typically these embedded processors are used in products that require high to moderate levels of performance where key features include reduced cost, mobility, low power and small form factor. Products that use our embedded processors are targeted for specific market segments using SoC design techniques.

Our embedded microprocessor products consist of the AMD Geode™ family and the AMD Alchemy™ family of products. AMD Geode microprocessors are based on the x86 architecture and are optimized for high performance and low power. The Geode technology integrates complex functionality, such as processing, system logic, graphics, and audio and video decompression onto one integrated device. We target our AMD Geode processors at each of the five market segments referenced above. With the AMD Geode family of microprocessors, we are able to extend the range of our x86-based product offerings to serve markets from embedded appliances to high-end servers.

We developed our AMD Alchemy embedded processors for portable media players, Internet access points, and gateways in which low power consumption is a key factor. All of these products have an architecture that provides a 32-bit MIPS instruction set. They support operating systems such as Microsoft Windows, CE.NET, Linux, VxWorks, and other operating systems.

In October 2004, we launched the Personal Internet Communicator (PIC), a consumer device that we believe will help provide affordable Internet access to first time technology users in high-growth markets such as Brazil, the Caribbean, China, India, Mexico and Russia. Through the PIC, end users are provided with access to a variety of communication and productivity tools such as an Internet browser, e-mail, word processing, spreadsheet applications and a presentation viewer. The PIC runs on an operating system powered by Microsoft Windows technology. The PIC is manufactured by third-parties, and is designed to be branded, marketed and sold by local service providers such as telecommunications companies and government-sponsored communications programs. We supply the embedded microprocessors for the PIC. We developed the PIC in support of our 50x15 initiative, which is our goal to deliver affordable, accessible Internet connectivity and computing capabilities to 50 percent of the world’s population by 2015.

We believe our personal connectivity solutions offer our customers high performance at low power, faster time to market and lower product costs. Our strategy is to continue providing cost-effective embedded microprocessors for personal connectivity devices that our customers can deploy quickly in their applications.

Marketing and Sales

We market and sell our products, other than Flash memory products, under the AMD trademark. We sell our products through our direct sales force and through third-party distributors and independent sales representatives in both domestic and international markets pursuant to non-exclusive agreements. Our AMD channel partner programs provide product information, training and marketing materials.

Spansion Flash memory products are marketed and sold under the Spansion trademark. We and Fujitsu act as distributors of Spansion Flash memory products and receive a commission from Spansion. We distribute Spansion products in the same manner as we sell our other products, through our direct sales force and through third-party distributors and independent sales representatives.

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

Customers

Our customers consist primarily of OEMs and third-party distributors in both domestic and international markets. We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, we offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers of all other microprocessor, Flash memory and embedded processor products. Under limited circumstances, we may offer an extended limited warranty to direct purchasers of Flash memory products or of microprocessor products that are intended for systems targeted at the commercial and embedded end markets. Generally, our customers may cancel orders 30 days prior to shipment without incurring a penalty.

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers for microprocessors include numerous foreign and domestic manufacturers of PCs and PC motherboards. Our OEM customers for Flash memory products include foreign and domestic manufacturers of mobile telephones, consumer electronics, automotive electronics and networking equipment companies. Generally, OEMs do not have a right to return our products other than pursuant to the standard limited warranty. However, from time to time we may agree to repurchase a portion of these products pursuant to negotiated terms.

No OEM customer accounted for ten percent or more of our consolidated gross sales in 2002. In 2003 and 2004, one of our customers, Fujitsu, accounted for approximately 13 percent and 22 percent of our consolidated gross sales. Fujitsu primarily distributes Spansion Flash memory products. However, Fujitsu also is an OEM customer with respect to our microprocessor products.

Third-Party Distributors

Our authorized distributors resell to sub-distributors and mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

No distributor accounted for ten percent or more of our consolidated gross sales in 2002. In each of 2003 and 2004, one of our distributors, Avnet, Inc., accounted for approximately 13 percent of our consolidated gross sales. Avnet primarily distributes our microprocessor products. In addition, in 2003 and 2004, Fujitsu accounted for approximately 13 percent and 22 percent of our consolidated gross sales. Fujitsu primarily distributes Spansion Flash memory products. However, Fujitsu is also an OEM customer with respect to our microprocessor products.

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

Competition in the Microprocessor Market

Intel Corporation has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server segment of the microprocessor market. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. In addition, Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, and adversely affect our margins and profitability. Intel also exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	pricing and allocation strategies and actions, including aggressive pricing for microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	strong brand, and marketing and advertising expenditures in support of the brand.

Intel also dominates the PC system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a PC system. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, Intel has significant leverage over these companies because they support each new generation of Intel’s microprocessors.

Currently, we do not plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent cross-license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our continued success in developing and maintaining relationships with infrastructure providers in order to ensure that these third-party designers and manufacturers of motherboards, chipsets and other system components support our microprocessor offerings, particularly our AMD64-based microprocessors.

Similarly, we offer OEMs and other companies motherboard reference design kits designed to support our processors. The primary reason we offer these products is to provide our customers with a solution that will allow them to use our microprocessors and develop and introduce their products in the market more quickly.

We expect Intel to maintain its dominant position in the microprocessor market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect competition from Intel to continue and increase in the future to the extent Intel reduces the prices for its products and as Intel introduces new competitive products. For example, in 2004, Intel introduced a 64-bit processor for servers and workstations that runs existing 32-bit software applications. These processors compete with our AMD Opteron microprocessors. In addition, Intel recently announced that it will offer dual-core 64-bit processors for the desktop market in the second quarter of 2005. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology, which can result in products that are higher performing, use less power and cost less to manufacture. We are currently transitioning to 90-nanometer process technology for microprocessor manufacturing, and we expect to transition to using 300-millimeter wafers in 2006.

Competition in the Flash Memory Market

With respect to Flash memory products, our principal competitors are Intel, Samsung, Toshiba, STMicroelectronics N.V., Sharp Electronics Corporation, Silicon Storage Technology, and Macronix International. Most of these competitors market devices incorporating multi-level-cell floating gate technology that store fractional charge levels within a single cell thereby permitting the storage of two bits per cell. We believe many of our other competitors plan to develop multi-level-cell technology.

We expect competition in the market for Flash memory devices to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. In addition, we and certain of our competitors have licensed non-volatile memory technology called NROM technology from a third party.

NROM technology allows memory devices to store two bits of data in a memory cell using a nitride-based non-conducting storage medium. NROM technology has similar characteristics to our MirrorBit technology and may allow these competitors to develop Flash memory technology that is competitive with MirrorBit technology. Furthermore, NAND Flash memory vendors gained an increasing share of the overall Flash memory market in 2003 and 2004. If further significant improvements in NAND Flash memory technology occur in the future, applications currently using NOR Flash memory may transition to NAND Flash memory. As a result, NAND Flash memory vendors may gain a substantial share of the overall Flash memory market.

Competition With Respect to Our Personal Connectivity Solutions

With respect to our embedded processors for personal connectivity devices, our principal competitors are Freescale (formerly Motorola Semiconductor), Hitachi, Intel, NEC Corporation, Toshiba, and Via Technologies. We expect competition in the market for these devices to increase as our principal competitors focus more resources on developing low-power embedded processor solutions.

Research and Development

Our research and development is focused on product design and system and process development. We have devoted significant resources to product design and to developing and improving manufacturing process technologies. In order to remain competitive, we must continue to maintain our technology leadership. In particular, we have made and continue to make significant investments in manufacturing process technologies and in strategic relationships with industry-leading companies relating to manufacturing process technology development.

Our research and development expenses for fiscal 2004, 2003, and 2002 were $935 million, $852 million and $816 million.

Microprocessors

We conduct product and system research and development activities for our microprocessor products in the United States with additional design and development engineering teams located in Germany, China, Japan and India. With respect to process development, some research and development takes place at Fab 30. We also have a joint development agreement with IBM pursuant to which we work together to develop new microprocessor process technologies to be implemented on silicon wafers. On September 15, 2004, we amended our joint development agreement and extended the relationship for an additional three years, from December 31, 2005 to December 31, 2008. Under the amended development agreement, we agreed to continue to develop jointly new microprocessor process technologies. In addition, we received a license from IBM to have our products made in 90-nanometer and 65-nanometer at a third-party foundry or a joint manufacturing facility owned by us and a third-party foundry. The development agreement may be extended further by the mutual agreement of the parties, and can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control, or can be terminated by either party upon 30 days written notice upon a failure of the other party to perform a material obligation thereunder.

Flash Memory

We conduct product and system research and development activities for our Flash memory products primarily in Sunnyvale, California and in Japan, with additional design and development engineering teams located in the United States, Europe and Asia. Currently, our primary development focus with respect to Flash memory is on products based on MirrorBit technology for the wireless and embedded business markets. In addition, we are developing new non-volatile memory process technology, including 90-nanometer floating gate technology and 90-nanometer MirrorBit technology utilizing three-layer copper interconnect. Our SDC facility is developing processes on 200-millimeter and 300-millimeter wafer technology.

As of December 26, 2004, our Spansion Flash memory products were manufactured on 110-, 130-, 170-, 200-, 230- and 320-nanometer process technologies. In addition, we plan to be in production on 90-nanometer process technology in the second half of 2005.

Manufacturing, Assembly and Test Facilities

We operate 12 owned manufacturing facilities, of which five are wafer fabrication facilities and seven are assembly and test facilities. In addition, we have substantially finished the construction of our Fab 36 wafer fabrication facility, and we are in the process of installing equipment. Fab 36 is located adjacent to Fab 30 and will be equipped to manufacture microprocessor products on 300-millimeter wafers at 65-nanometer geometries and below.

Our microprocessor and Flash memory fabrication is conducted at the facilities described in the chart below:

Facility Location	Wafer Size (diameter in millimeters)	Production Technology (in nanometers)	Approximate Clean Room Square Footage
Microprocessor Products
Dresden, Germany
Fab 30	200	90 and 130	150,000

Flash Memory Products
Austin, Texas
Fab 25	200	110	120,000
Aizu-Wakamatsu, Japan
JV1	200	230 and 320	70,000
JV2	200	200 and 230	91,000
JV3	200	110, 130 and 170	118,000

As of December 26, 2004, we manufactured our microprocessor products at Fab 30, primarily on 90-nanometer process technology. With respect to our Flash memory products, JV3 employs mostly 110-nanometer technology in production. We are also manufacturing 90-nanometer MirrorBit technology development wafers in Fab 25 and plan to be in production with this technology in the second half of 2005. We use process technologies at 200-nanometers and above to manufacture our low-to medium-density Spansion Flash memory products. During 2004, we transitioned the manufacturing of certain of these products from 230-nanometer to 200-nanometer process technology to further reduce our manufacturing costs.

We have foundry arrangements with third parties for the production of our embedded processor and chipset products. In addition, in November 2004 we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing pursuant to which Chartered will become an additional manufacturing source for our AMD64-based microprocessors. We intend to use the additional capacity provided by Chartered to augment production at our manufacturing facilities. We expect that Chartered will commence production for us in 2006.

We have also developed an approach to manufacturing that we call Automated Precision Manufacturing, or APM. APM comprises a suite of automation, optimization and real-time data analysis technologies which automate the way decisions are made within our fabrication facilities. We use APM during process technology transitions, and believe APM enables greater efficiency, higher baseline yields, better binning and faster yield learning.

Our current assembly and test facilities for microprocessor and Flash memory products are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Computation Products
Penang, Malaysia	112,000	Assembly & Test
Singapore	194,000	Test
Suzhou, China	44,310	Test

Flash Memory Products
Bangkok, Thailand	78,000	Assembly & Test
Kuala Lumpur, Malaysia	71,300	Assembly & Test
Penang, Malaysia	71,000	Assembly & Test
Suzhou, China	30,250	Assembly & Test

Some assembly and final testing of our microprocessor and personal connectivity solutions products is also performed by subcontractors in the United States and Asia.

Intellectual Property and Licensing

We rely on a combination of protections provided by contracts, copyrights, patents, trademarks and other common law rights such as trade secret laws, to protect our products and technologies from unauthorized third-party copying and use. As of December 26, 2004, we had more than 6,500 U.S. patents and had over 2,000 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

In May 2001, we signed a patent cross-license agreement with Intel Corporation, under which we granted each other a non-exclusive license under each party’s patents for the manufacture and sale of semiconductor products worldwide. We pay Intel a royalty for certain licensed microprocessor products sold by us or any AMD affiliate anywhere in the world. The license terminates in January 2010.

In connection with the formation of Spansion, we and Fujitsu transferred to Spansion an ownership interest in, or granted Spansion a license to, use all patents, copyrights, trade secrets (know-how), trademarks and maskwork rights necessary for Spansion’s business. Specifically, under an intellectual property contribution and assignment agreement, we and Fujitsu:

•	assigned our respective ownership interest in jointly held patents developed by the Manufacturing Joint Venture;

•	contributed ownership rights of the Manufacturing Joint Venture in patents held jointly by us, Fujitsu and the Manufacturing Joint Venture;

•	granted to Spansion joint ownership interest in all maskworks and trade secrets and copyrights in specified software necessary for Spansion’s business;

•	granted Spansion a license to copyrights in other software necessary for Spansion’s business; and

•	transferred our respective ownership interest in all trademarks necessary for Spansion’s business.

In addition, we and Fujitsu entered into cross license agreements with Spansion pursuant to which we and Fujitsu each granted Spansion a non-exclusive license to all semiconductor patents wholly owned by us or as to which we had the right to grant licenses or sublicenses (without such grant resulting in the payment of royalties).

The agreements enable Spansion to use these patent rights within the scope of their business, but Spansion is not permitted to grant licenses or sublicenses to third parties with respect to these licensed patent rights.

Spansion granted to us and Fujitsu a license to its patents for use in the manufacture and sale of semiconductor products. The patent cross-license agreements terminate upon the later of July 1, 2013 or upon the transfer of all of our or Fujitsu’s ownership or economic interest in Spansion, unless earlier terminated upon 30 days notice following a change of control of the other party.

In addition to the patent cross-licenses, and for so long as we have a controlling interest in Spansion, we have the right to sublicense Spansion’s patents and patent applications. In return, for as long as we have a controlling interest in Spansion, we are required to enforce our patents to minimize losses to Spansion from third party claims that Spansion is infringing such third party’s intellectual property rights. At such time as our direct or indirect beneficial ownership interest in Spansion decreases to fifty percent or less, we will no longer be contractually obligated to defend Spansion in connection with such third party claims.

Effective June 30, 2003, we entered into a patent cross-license with Fujitsu whereby each party was granted a non-exclusive license under certain of the other party’s respective semiconductor-related patents. This patent cross-license agreement terminates upon the tenth anniversary of the agreement, unless earlier terminated upon 30 days notice following a change of control of the other party. In addition, we entered into numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights.

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

Employees

As of December 26, 2004, we had approximately 8,300 employees and Spansion had approximately 7,600 employees. Approximately 220 individuals remained employed by us or Fujitsu but were made available on a full-time basis to Spansion or its subsidiaries. We expect that substantially all of these individuals will become employees of Spansion or its subsidiaries in 2005. Certain employees of Spansion Japan are represented by a union. We believe that our relationship with our employees is good.

Raw Materials

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because some equipment and material that we purchase is complex, it is sometimes difficult for us to substitute one supplier for another or one piece of equipment for another. In addition, certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although there are alternative sources available for us to procure these wafers, we have not qualified these sources and do not believe that they currently have sufficient capacity to meet our requirements. We are also dependent on key chemicals from a limited number of suppliers and also rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM and pSRAM, from third-party suppliers and incorporate these die into Spansion multi-chip package products. Some of these suppliers are also our competitors. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

In June 2002, we formed Advanced Mask Technology Center GmbH and Co. KG, or AMTC, and Maskhouse Building Administration GmbH and Co. KG, or BAC, two joint ventures with Infineon Technologies AG and Dupont Photomasks, Inc., for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. Photomasks are used during the production of ICs. The purpose of AMTC is to conduct research, development and pilot production of optical photomasks for advanced lithography technology. AMTC has commenced pilot production of optical photomasks and has provided test photomasks to Fab 30 for qualification and production photomasks. We intend to procure advanced photomasks from AMTC pursuant to the terms of our joint venture arrangement and use these photomasks in the manufacture of certain of our microprocessor products.

Environmental Regulations

Many aspects of our business operations and products are regulated by domestic and international environmental laws and regulations. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and/or criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses to comply with environmental regulations. Any failure to control the use, disposal or storage, or adequately restrict the discharge of hazardous substances could subject us to future liabilities and could have a material adverse effect on our business. We believe we are in material compliance with applicable environmental requirements, and do not expect those requirements to result in material expenditures in the foreseeable future.

ITEM 2.     PROPERTIES

Our principal engineering, manufacturing, warehouse and administrative facilities (excluding Spansion) comprise approximately 3.7 million square feet and are located in the United States, Germany, Singapore, China and Malaysia. Approximately 2.2 million square feet of this space is in buildings we own. We lease approximately 115,000 square feet of land in Singapore and 270,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities, and we lease the building for our microprocessor assembly and test facility in Suzhou, China. We acquired approximately 9.7 million square feet of land in Dresden, Germany for Fab 30. In August 2004, we transferred 5.4 million square feet to our German Subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, for Fab 36. Fab 36 and the land owned by AMD Fab 36 KG is encumbered by a lien which will secure AMD Fab 36 KG’s obligations under the Fab 36 Term Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements.”

Spansion’s principal engineering, manufacturing and administrative facilities comprise approximately 4.4 million square feet and are located in the United States, France, Japan, Korea, Malaysia, Thailand and China. Approximately 4.2 million square feet of this space is in buildings Spansion owns. The remainder of this space is leased, primarily from us. Spansion also leases approximately 625,000 square feet of land in Suzhou, China for its assembly and test facility and approximately 3.9 million square feet of land in Japan for its wafer fabrication facilities. Spansion’s assembly and test facility in Suzhou, China is encumbered by a lien securing the Spansion Term Loan and its Fab 25 facility in Austin, Texas is encumbered by a lien securing the July 2003 Spansion Term Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—July 2003 Spansion Term Loan and Guarantee,” and “—Spansion China Term Loan,” below.

In addition to principal engineering, manufacturing, warehouse and administrative facilities, we lease sales office facilities in 21 locations globally, totaling approximately 200,000 square feet. These facilities are generally located in commercial centers near our customers, principally in the United States, Latin America, Europe and the Asia region.

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

Our and Spansion’s leases cover facilities with expiration terms of generally one to 20 years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities.

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

In 1991, we received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We have entered into settlement agreements with other responsible parties on two of the orders. Under these agreements other parties have assumed most of the costs as well as the lead in conducting remediation activities under the orders. We remain responsible for these costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3.7 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

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

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 22, 2005, there were 7,653 registered holders of our common stock. We have never paid cash dividends on our stock and may be restricted from doing so pursuant to the loan agreement that we entered into with several domestic financial institutions. In addition, under the July 2003 Spansion Term Loan, Spansion is prohibited from paying dividends to us in certain circumstances, and under the Fab 36 Loan Agreements, AMD Fab 36 KG and the affiliated limited partners are generally prohibited from paying any dividends or other payments to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20, below. The high and low sales price per share of common stock (based on the intra-day high and low sales price) were as follows:

	High	Low
Fiscal year ended December 28, 2003
First quarter	$7.79	$4.78
Second quarter	8.59	5.80
Third quarter	12.87	6.25
Fourth quarter	18.50	10.52

	High	Low
Fiscal year ended December 26, 2004
First quarter	$17.50	13.60
Second quarter	17.60	13.65
Third quarter	16.00	10.76
Fourth quarter	24.95	12.22

The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2005 (2005 Proxy Statement) is incorporated herein by reference.

During 2004, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended, except as previously disclosed by us in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 26, 2004

(In thousands except per share amounts)

	2004(1)		2003(1)	2002	2001	2000
Net Sales	$5,001,435		$3,519,168	$2,697,029	$3,891,754	$4,644,187
Expenses:
Cost of sales	3,032,585		2,327,063	2,105,661	2,589,747	2,514,637
Research and development	934,574		852,075	816,114	650,930	641,799
Marketing, general and administrative	807,011		587,307	670,065	620,030	599,015
Restructuring and other special charges (recoveries), net	5,456		(13,893)	330,575	89,305	—
	4,779,626		3,752,552	3,922,415	3,950,012	3,755,451
Operating income (loss)	221,809		(233,384)	(1,225,386)	(58,258)	888,736
Gain on sale of Legerity	—		—	—	—	336,899
Interest income and other, net	(31,150	)(2)	21,116	32,132	25,695	86,301
Interest expense	(112,328)		(109,960)	(71,349)	(61,360)	(60,037)
Income (loss) before income taxes, minority interest, equity in net income of joint venture and extraordinary item	78,331		(322,228)	(1,264,603)	(93,923)	1,251,899
Minority interest in loss of subsidiary	18,663	(1)	44,761 (1)	—	—	—
Provision (benefit) for income taxes	5,838		2,936	44,586 (4)	(14,463)	256,868
Income (loss) before equity in net income of joint venture and extraordinary item	91,156		(280,403)	(1,309,189)	(79,460)	995,031
Equity in net income of joint venture	—		5,913	6,177	18,879	11,039
Income (loss) before extraordinary item	91,156		(274,490)	(1,303,012)	(60,581)	1,006,070
Extraordinary item—debt retirement, net of tax benefit	—		—	—	—	(23,044)
Net income (loss)	$91,156		$(274,490)	$(1,303,012)	$(60,581)	$983,026
Net income (loss) per share
Basic—income (loss) before extraordinary item	$0.25		$(0.79)	$(3.81)	$(0.18)	$3.25
Diluted—income (loss) before extraordinary item	$0.25		$(0.79)	$(3.81)	$(0.18)	$2.95
Basic—income (loss) after extraordinary item	$0.25		$(0.79)	$(3.81)	$(0.18)	$3.18
Diluted—income (loss) after extraordinary item	$0.25		$(0.79)	$(3.81)	$(0.18)	$2.89
Shares used in per share calculation
Basic	358,886		346,934	342,334	332,407	309,331
Diluted	371,066		346,934	342,334	332,407	350,000
Long-term debt, capital lease obligations and other, less current portion	$2,042,894		$2,328,435	$1,892,404	$672,945	$1,167,973
Total assets(3)	$7,844,210		$7,049,772	$5,694,453	$5,636,445	$5,767,735
(1)	2004 and 2003 include consolidated Spansion results and are not comparable to prior years. Minority interest consists primarily of the elimination of income or loss from Fujitsu, the holder of a minority ownership interest in Spansion.

(2)	Interest income and other, net includes a charge of approximately $32 million associated with our exchange of $201 million of our 4.50% Notes for common stock and a charge of approximately $14 million in connection with the prepayment of the Dresden Term Loan.

(3)	Total assets as of December 30, 2001 and December 29, 2002 reflect a reclassification of certain prior period amounts to conform to current period presentation.

(4)	The 2002 income tax provision was recorded primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in 2002 on pre-tax losses due to the establishment of a valuation allowance against the remainder of our U.S. deferred tax assets, net of U.S. deferred liabilities, in the fourth quarter, due to the incurrence of continuing substantial operating losses in the U.S.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 26, 2004 and December 28, 2003, and for each of the three years in the period ended December 26, 2004, which are included in this annual report. Certain prior period amounts have been reclassified to conform to the current period presentation.

Overview

We design, manufacture and market industry-standard digital ICs that are used in diverse product applications such as desktop and mobile PCs, workstations, servers, communications equipment such as mobile phones and automotive and consumer electronics. Our products consist primarily of microprocessors and Flash memory devices. We also sell embedded microprocessors for personal connectivity devices and other consumer markets.

In 2004, we continued to focus on customer-centric innovation by developing microprocessor and Flash memory products that assist our customers in adding functionality and enhancing the performance of their products. We continued to design and develop microprocessor products based on AMD64 technology, which allow our customers to protect their existing investments by continuing to use their 32-bit software applications while transitioning to a 64-bit platform. As of December 26, 2004, sales of AMD64-based processors represented approximately one-half of our net sales for the Computation Products segment.

In Flash memory, we continued to manufacture products based on our MirrorBit technology, which we believe will enable our customers to cost effectively include next-generation applications, such as high-resolution cameras and streaming video, on their mobile phone. We also introduced floating gate memory products manufactured on 110-nanometer technology and substantially completed the integration of our and Fujitsu’s Flash memory operations in Spansion.

We also continued to devote resources to develop advanced manufacturing process technologies. During 2004, we successfully transitioned to smaller manufacturing geometries for both our microprocessor and Flash memory products. As of December 26, 2004, we were manufacturing our microprocessor products using primarily 90-nanometer technology and we were manufacturing our highest density and performance Flash memory products on 110-nanometer floating gate and MirrorBit technology.

In 2004, despite a net loss in the fourth quarter, we returned to a full year of profitability. Total net sales for 2004 of $5.0 billion increased 42 percent compared with net sales of $3.5 billion for 2003. This increase was driven primarily by increased sales of microprocessors and Flash memory products across all geographies as well as the effects of consolidating Spansion’s results of operations, which include sales by Spansion to Fujitsu, for the twelve months in 2004 as compared to six months in 2003.

Our transition to smaller manufacturing process geometries for both our microprocessor and Flash memory products contributed to lower manufacturing costs per unit and higher overall gross margins, which, along with increased net sales, contributed to a net income of $91 million in 2004 compared to a net loss of $274 million in 2003.

We also substantially completed the construction of Fab 36, our 300-millimeter wafer fabrication facility in Dresden, Germany and we are currently in the process of installing equipment. We believe the new capacity provided by this facility, which we expect to be in volume production in 2006, will allow us to satisfy anticipated demand for our microprocessors.

However, in 2004, the cyclical Flash memory market posed unique challenges for us. In the second half of 2004, Memory Products net sales decreased by $259 million, compared to the first half of 2004. Factors that contributed to this decline included aggressive pricing by competitors and an imbalance in the supply and demand for Flash memory products. In addition, decreased demand from the wireless handset market in Asia, in part due to channel inventory accumulation by wireless handset OEMs in China, contributed to a decline in Memory Products net sales during the third quarter of 2004. The down-turn in the overall Flash memory market, lower than expected sales in Japan and a delay in our qualification of a Flash memory product for the wireless category contributed to lower Memory Products net sales during the fourth quarter of 2004.

For 2005, we believe critical success factors include: continuing to increase market acceptance of our AMD64 technology, particularly in the enterprise segment; taking products based on our second-generation MirrorBit technology to market and effectively ramping such products to mass production on a timely basis; strengthening our relationships with key customers and establishing relationships with new customers that are industry leaders in their markets; successfully developing and continuing to transition to the latest manufacturing process technologies for both our microprocessor and Flash memory products; developing and introducing new microprocessor products for the mobile, server and workstation markets, including dual-core processors, on a timely basis and increasing our share of those markets; developing and introducing new Flash memory products on a timely basis; controlling costs; increasing the adoption of MirrorBit technology; and expanding our participation in high-growth global markets, including China, Latin America, India and Eastern Europe.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted United States accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, restructuring charges and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Reserves.    We record a provision for estimated sales returns and allowances on product sales and a provision for estimated future price reductions in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity, and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Inventories on hand in excess of forecasted demand of generally six months or less, are not valued. In addition, we write off inventories that are considered obsolete. We adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our projections as forecasted, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them in our filings with the SEC.

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

Restructuring Charges.    We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Our remaining restructuring accruals include estimates pertaining to facility exit costs and subleasing assumptions resulting from exiting certain facilities. We review these accruals on a quarterly basis and adjust these accruals when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may be different than our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring and other special charges (recoveries), net, line of our consolidated operating statements.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In fiscal 2002, we recorded a valuation allowance against all of our U.S. deferred tax assets, net of deferred tax liabilities, based on past performance and the likelihood of realization of our deferred tax assets at the time. In fiscal 2003, we continued to provide a valuation allowance against all of our U.S. deferred tax assets, net of deferred tax liabilities. In fiscal 2004, a portion of the valuation allowance was utilized as a result of net operating profits. If we later determine that it is more likely than not that the net deferred tax assets will be realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to our earnings. Such benefits would be recorded on the income tax provision (benefit) line of our statement of operations.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Results Of Operations

In March 1993, we and Fujitsu formed Fujitsu AMD Semiconductor Limited, a joint venture for the purpose of manufacturing Flash memory devices. Through the Manufacturing Joint Venture, we and Fujitsu constructed and operated advanced integrated circuit manufacturing facilities in Aizu-Wakamatsu, Japan. Effective June 30, 2003, we and Fujitsu executed agreements to integrate our Flash memory operations. The Manufacturing Joint Venture was contributed to a new entity, Spansion LLC, which is owned 60 percent by us and 40 percent by Fujitsu. As a result of this transaction, we began consolidating Spansion’s results of operations on June 30, 2003. Prior to June 30, 2003, we accounted for our share of the Manufacturing Joint Venture’s operating results under the equity method.

As Spansion did not exist prior to June 30, 2003, the results of our operations for periods prior to the third quarter of 2003 do not include the consolidation of Spansion’s results of operations. Accordingly, our operating results for the years ended December 26, 2004 and December 28, 2003 are not fully comparable with our results for prior periods. Also, because we have a 60 percent controlling interest in Spansion, Fujitsu’s 40 percent share in the net income (loss) of Spansion is reflected as a minority interest adjustment to our consolidated financial statements. This minority interest adjustment does not correspond to operating income (loss) of our Memory Products segment because operating income (loss) for our Memory Products segment includes operations incremental to those of Spansion. In addition, the minority interest calculation is based on Spansion’s net income (loss) rather than operating income (loss).

We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment. Prior to the third quarter of 2003, we had two reportable segments: the Core Products segment, which consisted of the microprocessor, memory products and other IC products operating segments, and the Foundry Services segment, which consisted of fees for products sold to Vantis Corporation, our former programmable logic devices subsidiary, and Legerity Inc., our former voice communication products subsidiary.

Beginning in the third quarter of 2003, we changed our reportable segments to the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products. In addition, in the fourth quarter of 2004, we began presenting our Personal Connectivity Solutions operating segment as a separate reportable segment because the operating loss from this operating segment exceeded 10 percent of the combined profit of all our operating segments and therefore this operating segment became a reportable segment under the requirements of Statement of Financial Standards 131, “Segment Reporting” (FAS 131). Previously, we included our Personal Connectivity Solutions operating segment in our All Other category. The Personal Connectivity Solutions segment includes primarily low power, high performance x86 and MIPS architecture-based embedded microprocessors. In addition to our three reportable segments, we also have the All Other category, which is not a reportable segment, and which includes certain operating expenses and credits that are not allocated to the operating segments. Prior period segment information has been reclassified to conform to the current period presentation. However, because Spansion did not exist prior to June 30, 2003, the results of operations for periods prior to June 30, 2003 did not include the consolidation of Spansion’s operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 26, 2004, is not comparable to the reclassified segment information for the prior periods presented.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 26, 2004, December 28, 2003 and December 29, 2002, each included 52 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for 2004, 2003 and 2002.

	2004	2003	2002
	(in millions)
Net sales
Computation Products	$2,528	$1,960	$1,756
Memory Products	2,342	1,419	741
Personal Connectivity Solutions	131	140	166
All Other	—	—	34
Total Net Sales	$5,001	$3,519	$2,697
Operating income (loss)
Computation Products	$303	$(23)	$(661)
Memory Products	35	(189)	(159)
Personal Connectivity Solutions	(72)	(14)	(25)
All Other	(44)	(7)	(380)
Total Operating Income (Loss)	$222	$(233)	$(1,225)

Computation Products

Computation Products net sales of $2.5 billion in 2004 increased 29 percent compared to net sales of $2.0 billion in 2003. The increase was primarily due to a 19 percent increase in average selling prices and a nine percent increase in microprocessor unit shipments. The increase in average selling prices was primarily due to increased sales of our higher-priced AMD64-based processors, particularly our AMD Athlon 64 processors, which contributed to a richer product mix. Similarly, the increase in unit shipments reflected the increased demand for these processors. As of December 26, 2004, sales of AMD64-based processors represented approximately one-half of our net sales for the Computation Products segment. Sales increased across all geographic regions, and growth was particularly strong in North America and Asia.

Computation Products net sales of $2.0 billion in 2003 increased 12 percent compared to net sales of $1.8 billion in 2002. The increase was primarily due to a 15 percent increase in microprocessor unit shipments due primarily to increased demand from our OEM customers. The increase in net sales was partially offset by a decline of four percent in the average selling prices.

Computation Products operating income of $303 million in 2004 increased by $326 million compared to an operating loss of $23 million in 2003. The increase was primarily due to a 29 percent increase in net sales, partially offset by a 12 percent increase in operating expenses. Operating expenses increased due primarily to an increase in marketing and cooperative advertising costs of $79 million in connection with our AMD64-based products, a nine percent increase in unit shipments, and a $28 million increase in research and development costs. The increase in research and development costs was due primarily to a $29 million increase in Fab 36 start-up costs and a $24 million increase in silicon design related to future generations of our microprocessors offset by a $23 million decrease in Fab 30 research and development activities.

Computation Products operating loss of $23 million in 2003 improved by $638 million compared to an operating loss of $661 million in 2002. The improvement was primarily due to a 12 percent increase in net sales and a decrease in both manufacturing costs of $330 million and marketing, general and administrative expenses of $39 million, as a result of our cost reduction initiatives and the 2002 Restructuring Plan. In addition, cooperative advertising and marketing expenses decreased by $55 million from 2002.

Memory Products

Memory Products net sales of $2.3 billion in 2004 increased 65 percent compared to net sales of $1.4 billion in 2003. The increase was primarily due to increased demand for Flash memory products across all geographies, which resulted in a nine percent increase in average selling prices, and the effect of consolidating Spansion’s results of operations, which include Spansion’s sales to Fujitsu of $1.1 billion for 12 months in 2004 compared to $449 million for six months in 2003. In the second half of 2003, demand for Flash memory products began to increase significantly, and this trend continued through the first half of 2004. In the second half of 2004, however, our Memory Products net sales declined due to aggressive pricing by competitors and an imbalance in the supply and demand for Flash memory products. In addition, decreased demand from the wireless handset market in Asia, due in part to channel inventory accumulation by wireless OEMs in China, contributed to a decline in Memory Products net sales during the third quarter. The downturn in the overall Flash memory market, lower than expected sales in Japan and a delay in qualifying a new Flash memory product for the wireless category contributed to lower Memory Products net sales during the fourth quarter. Further quantification of the breakdown in the increase in net sales is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu.

Memory Products net sales of $1.4 billion in 2003 increased 92 percent compared to net sales of $741 million in 2002. The increase was primarily due to the effect of consolidating Spansion’s results of operations, which include Spansion’s sales to Fujitsu during the last six months of fiscal 2003 and increased demand for Flash memory products, particularly in the second half of 2003. Further quantification of the breakdown in the increase in net sales is not practical due to the reorganization of geographical sales territories between AMD and Fujitsu.

Memory Products operating income of $35 million increased $224 million from an operating loss of $189 million in 2003. The increase was primarily due to the effect of consolidating Spansion’s results of operations, which include Spansion’s sales to Fujitsu, for 12 months in 2004 compared to six months in 2003. In addition, our manufacturing costs decreased due to our transition to 110-nanometer process technology for certain of our Flash memory products in 2004 and as a result of increased shipments of Flash memory products based on MirrorBit technology, which are less expensive to manufacture than Flash memory products based on floating gate technology. Further quantification of the changes is not practical due to the consolidation of Spansion on June 30, 2003.

Memory Products operating loss of $189 million in 2003 increased $30 million from an operating loss of $159 million in 2002. Further quantification of the changes is not practical due to the consolidation of Spansion on June 30, 2003.

Personal Connectivity Solutions

Personal Connectivity Solutions (PCS) net sales of $131 million in 2004 decreased seven percent compared to net sales of $140 million in 2003. The decrease was primarily due to a $43 million decrease in sales of certain end-of-life embedded microprocessors, partially offset by a $33 million increase in sales of AMD Geode products. We acquired the Geode product line from National Semiconductor in August 2003. Accordingly, the increase in sales of AMD Geode products in 2004 was due to the fact that in 2004 we had 12 months of sales whereas in 2003 we had approximately four months of sales.

PCS net sales of $140 million in 2003 decreased 15 percent compared to net sales of $166 million in 2002. The decrease was primarily due to a $53 million decrease in sales of certain end-of-life embedded microprocessors and networking products, partially offset by a $28 million increase in sales of AMD Geode and wireless products.

PCS operating loss of $72 million in 2004 increased compared to an operating loss of $14 million in 2003. The increase in the operating loss was primarily due to a $48 million increase in operating expenses. Operating expenses increased due to an increase of approximately $35 million in manufacturing costs as a result of a change in product mix, and an aggregate increase of $14 million in research and development expenses and marketing, general and administrative expenses as a result of activities related to our AMD Geode products and other product development. Manufacturing costs increased primarily because we manufactured more AMD Geode products, which generally are more expensive to manufacture than our other embedded processors.

PCS operating loss of $14 million in 2003 improved compared to the operating loss of $25 million in 2002. The improvement was primarily due to sales of $12 million of certain embedded microprocessors and networking products that had been previously written off.

All Other Category

There were no net sales generated in the All Other category in 2003 or 2004.

All Other net sales of zero in 2003 decreased from $34 million in 2002 due to the discontinuation of our Foundry Services in 2002.

All Other operating loss of $44 million in 2004 increased from $6 million in 2003, primarily due to an increase of approximately $30 million in corporate bonus and profit sharing expense. In addition, All Other operating loss in 2004 included approximately $5 million of restructuring and other special charges, while in 2003 we had a $14 million credit adjustment to the restructuring charge.

All Other operating loss of $6 million in 2003 improved by $374 million compared to an operating loss of $380 million in 2002, primarily due to $331 million of restructuring and other special charges included in the All Other category for 2002, compared to a $14 million credit adjustment to the restructuring charge in 2003.

Comparison of Gross Margin, Expenses, Interest Income and Other, Net, Interest Expense and Taxes

The following is a summary of certain consolidated statement of operations data for 2004, 2003 and 2002:

	2004	2003	2002
	(in millions except for percentages)
Cost of sales	$3,033	$2,327	$2,106
Gross margin	39%	34%	22%
Research and development expense	$935	$852	$816
Marketing, general and administrative expense	807	587	670
Restructuring and other special charges (recoveries), net	5	(14)	331
Interest income and other, net	31	(21)	(32)
Interest expense	112	110	71
Income tax provision	6	3	45

Gross margin percentage increased to 39 percent in 2004 compared to 34 percent in 2003. The increase in gross margin was primarily due to an increase in net sales of 42 percent and lower unit manufacturing costs resulting from our transition to smaller, more cost efficient, manufacturing process technologies for both of our microprocessors and Flash memory products. Further quantification of the improvement in gross margin percentage is not practical due to the consolidation of Spansion’s operating results as of June 30, 2003.

Gross margin percentage increased to 34 percent in 2003 compared to 22 percent in 2002. The increase in gross margin was primarily due to an increase in net sales of 30 percent, accompanied by an increase in cost of sales of only ten percent. Our cost of sales increased at a lower rate than net sales primarily due to cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives. In addition, microprocessor unit sales increased 15 percent while average selling prices of microprocessor products decreased by four percent, and we realized revenues of $63 million, or approximately two gross margin percentage points, from the sale of microprocessor products that had been previously written off. Further quantification of the improvement in gross margin percentage is not practical due to the consolidation of Spansion’s operating results as of June 30, 2003.

We amortize capital grants and allowances, interest subsidies and research and development subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as a credit to research and development expenses and cost of sales. The credit to cost of sales totaled $67.1 million in 2004, $46.2 million in 2003 and $37.5 million in 2002.

Research and development expenses of $935 million in 2004 increased ten percent from $852 million in 2003 due in part to higher research and development expenses as result of the consolidation of Spansion’s results of operation, an increase in start-up costs of approximately $29 million associated with the Fab 36 project and a $24 million increase in silicon design related to future generations of our microprocessors. These factors were partially offset by a $23 million decrease in Fab 30 research and development activities. Research and development expenses of $852 million in 2003 increased four percent from $816 million in 2002, due in part to higher research and development expenses as a result of the consolidation of Spansion’s results of operation, $23 million in research and development efforts related to new microprocessors, and $58 million paid to IBM to jointly develop new process technologies for use in future microprocessor products. The increases in research and development expenses were offset by a $35 million reduction in research and development costs, primarily due to the reduction of research and development activities associated with our PCS products and the absence of the $42 million charge representing amounts paid to IBM in 2002 in exchange for consulting services relating to optimizing the performance of our manufacturing processes.

We amortize capital grants and allowances, interest subsidies and research and development subsidies that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 as they are earned. The amortization of these grants and subsidies is recognized as a credit to research and development expenses and cost of sales. The credit to research and development expenses totaled $20.7 million in 2004, $29 million in 2003 and $21.8 million in 2002.

Marketing, general and administrative expenses of $807 million in 2004 increased 37 percent compared to $587 million in 2003, primarily due to increased sales and cooperative advertising and marketing expenses of $112 million primarily associated with our AMD 64-based processors, expenses from Spansion of $153 million for 12 months of 2004 compared to $78 million for six months in 2003 and new regulatory compliance costs of $15 million.

Marketing, general and administrative expenses of $587 million in 2003 decreased 12 percent compared to $670 million in 2002. The decrease was primarily due to decreased cooperative advertising and marketing expenses of $55 million and cost reductions from the 2002 Restructuring Plan and other cost reduction initiatives.

Effects of 2002 Restructuring Plan

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

As part of this plan, and as a result of our agreement with IBM to jointly develop future generations of our microprocessor manufacturing process technology, we ceased microprocessor related research and development in the SDC and eliminated most of the related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We vacated and are attempting to sublease certain facilities currently occupied under long-term operating leases through 2011. We also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, we recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that has no future use because of its association with discontinued microprocessor development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in microprocessor process development and manufacturing activities, anticipated exit costs of $138.9 million almost wholly related to vacating and consolidating our facilities and a charge of $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

During 2003, management approved the sale of additional equipment primarily used in the SDC that was identified as no longer useful in our operations. As a result, we recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the sale of the equipment.

During 2003, we also revised our estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the Spansion transaction. As a result, we reversed $8.9 million of the estimated severance and fringe benefit accrual. As of December 26, 2004, 1,786 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $60 million in severance and employee benefit costs.

During 2004, we adjusted the restructuring accrual related to the 2002 Restructuring Plan, which resulted in an additional $5.2 million restructuring charge for the period. The adjustment was primarily related to a change in our estimate of potential sublease opportunities associated with abandoned facilities located in Sunnyvale, California.

With the exception of exit costs consisting primarily of remaining lease payments on abandoned facilities net of estimated sublease income that are payable through 2011, we have completed the activities associated with the 2002 Restructuring Plan. With the formation of Spansion and other business changes, we no longer track the overall cost savings from the 2002 Restructuring Plan because we do not believe this information would be useful.

The following table summarizes activities under the 2002 Restructuring Plan through December 26, 2004:

	Severance and Employee Benefits	Asset Impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
	(in thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Non-cash charges	—	(118,590)	—	—	(118,590)
Cash charges	(14,350)	—	(795)	—	(15,145)
Accruals at December 29, 2002	$54,420	—	$138,105	$4,315	$196,840
2003 provision	—	$7,791	$3,314	—	$11,105
Cash charges	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustments	(8,864)	—	—	(15)	(8,879)
Accruals at December 28, 2003	$6,740	—	$120,623	—	$127,363
Cash charges	(6,789)		(20,150)		(26,939)
Non-cash adjustments	$49		$5,203		$5,252
Accruals at December 26, 2004	—	—	$105,676	—	$105,676

Effects of 2001 Restructuring Plan

In 2001, in response to the continued slowdown in the semiconductor industry and a resulting decline in revenues, we implemented a restructuring plan (the 2001 Restructuring Plan). We completed our execution of the 2001 Restructuring Plan as of December 26, 2004.

During 2003, we reduced the estimated accrual of the facility and equipment decommission costs by $12.2 million based on the most current information available and we realized a recovery of approximately $3.9 million for the excess of the sale price over the estimated fair value of equipment that we determined was impaired as a result of the 2001 Restructuring Plan. Both amounts were included in restructuring and other special charges (recoveries), net. With the formation of Spansion and other business changes, we no longer track the overall cost savings from this 2001 Restructuring Plan because we do not believe the information would be useful.

The following table summarizes activity under the 2001 Restructuring Plan from December 30, 2001 through December 26, 2004:

	Severance and Employee Benefits	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
	(in thousands)
Accruals at December 30, 2001	$26,622	$15,500	$646	$42,768
Cash charges	(26,622)	(445)	—	(27,067)
Accruals at December 29, 2002	$—	$15,055	$646	$15,701
Non-cash adjustments	—	(11,574)	(646)	(12,220)
Cash charges	—	(2,485)	—	(2,485)
Accruals at December 28, 2003	$—	$996	$—	$996
Cash charges	—	(991)	—	(991)
Non-cash adjustments	—	(5)	—	(5)
Accruals at December 26, 2004	$—	$—	$—	$—

Interest Income and Other, Net

We recorded a net charge of interest income and other, net of $31 million in 2004 compared to interest income and other, net of approximately $21 million in 2003. This charge was due primarily to a charge of approximately $32 million related to a series of transactions pursuant to which we exchanged $201 million of our 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) for our common stock. The charge represented the difference between the fair value of the common stock issued in the transactions and the fair value of common stock issuable pursuant to the original conversion terms of the 4.50% Notes. In addition, interest income and other, net, in 2004 included a charge of approximately $14 million in connection with our prepayment of the Dresden Term Loan, and a loss of approximately $6 million during the second quarter of 2004 resulting from the mark-to-market of certain foreign currency forward contracts that we used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges.

Interest income and other, net, of approximately $21 million in 2003 decreased 34 percent from $32 million in 2002. The decrease was primarily due to a decrease in investment income of $16 million caused by lower cash equivalents and short-term investment balances and a charge of $2.3 million in 2003 for other-than-temporary declines in our equity investments. This decrease was offset by a gain of approximately $6 million based on the difference between the carrying value and fair value of assets contributed by us to Spansion. Fujitsu now owns a 40 percent interest in these assets. The gain on the deemed sale of these assets to Spansion was limited to the difference in carrying value of our interest in the assets following the completion of the transaction and the carrying value of the assets immediately prior to the transaction.

Interest Expense

Interest expense of $112 million in 2004 was flat compared to $110 million in 2003. On October 29, 2004, we sold $600 million of 7.75% Senior Notes due 2012 (the 7.75% Notes). Interest accrued on the 7.75% Notes was partially offset by the absence of interest expense, as of November 2, 2004, for amounts outstanding under the Dresden Term Loan, which we prepaid on November 2, 2004, and the absence of interest expense with respect to $201 million of our 4.50% Notes, which we exchanged for our common stock in a series of transactions during the fourth quarter of 2004. We also capitalized interest during 2004 of $9 million in connection with our Fab 36 construction activities in Dresden, Germany.

Interest expense of $110 million in 2003 increased 55 percent compared to $71 million in 2002. The increase was due primarily to annual interest charges of $18 million on our 4.50% Notes sold in November 2002, $5 million of interest on $110 million outstanding under our revolving credit facility, and the Spansion transaction, which resulted in additional interest expense of approximately $9 million in 2003. In addition, in 2002 we capitalized interest of $10.7 million on continued expansion and facilitization of Fabs 25 and 30 compared to $1.5 million in 2003.

Income Taxes

We recorded an income tax provision of $6 million in 2004, $3 million in 2003 and $45 million in 2002. The income tax provision in 2004 primarily reflects U.S. income taxes, including taxes on the dividends repatriated from controlled foreign corporations, partially offset by foreign tax benefits because of losses in certain foreign jurisdictions. The income tax provision in 2003 primarily reflected income tax expense generated in certain foreign jurisdictions, offset by a benefit of a U.S. federal tax refund from a carryback claim we filed in 2003. The 2002 income tax provision was recorded primarily for taxes due on income generated in certain foreign tax jurisdictions and the establishment of a valuation allowance against the remainder of our U.S. deferred tax assets, net of U.S. deferred tax liabilities in the fourth quarter, due to continuing substantial operating losses in the United States.

As of December 26, 2004, we had federal and state net operating loss carryforwards of approximately $930 million and $45 million. We also had foreign loss carryforwards of approximately $88 million. We also had federal and state tax credit carryforwards of approximately $246 million and $86 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized. We maintain a full valuation allowance against all our net U.S. federal and state deferred tax assets and certain of our foreign deferred tax assets ($694 million at December 26, 2004) because of our history of recent losses.

Other Items

International sales as a percent of net sales were 79 percent in 2004, 80 percent in 2003 and 73 percent in 2002. During 2004 and 2003, approximately 22 and 15 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to one percent during 2002. The increase in the percentage in 2004 and 2003 compared to 2002 was primarily due to the consolidation of Spansion’s results of operations, effective June 30, 2003, which include sales by Spansion to Fujitsu, which are denominated in yen. Our foreign exchange risk exposure resulting from these sales is partially mitigated as a result of our yen-denominated manufacturing costs. In addition, we are subject to foreign currency risk related to our manufacturing costs in Fab 30, which are denominated in euro. We use foreign currency forward and option contracts to reduce our exposure to the euro, but future exchange rate fluctuations may cause increases or decreases to our Fab 30 and Fab 36 manufacturing costs. The impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, on an annual basis, principally as a result of our foreign currency hedging activities. See “Quantitative and Qualitative Disclosure About Market Risk,” below.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at December 26, 2004 totaled $1.2 billion, which included approximately $196 million in cash, cash equivalents, and short-term investments of Spansion. Spansion’s operating agreement governs its ability to use this cash for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third party loan agreements, Spansion must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion’s outstanding debt to us and Fujitsu. Any remaining cash may be distributed at the discretion of Spansion’s Board of Managers, to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent and 40 percent.

Due to our repayment of amounts outstanding under the Dresden Term Loan on November 2, 2004 and the related termination of the Dresden Loan Agreements effective December 23, 2004, we are no longer required to maintain a compensating cash balance. Therefore, as of December 26, 2004, our compensating cash balance was zero as compared to $218 million as of December 28, 2003.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was approximately $1.1 billion in 2004. Net income of $91 million, non-cash charges, consisting primarily of $1.2 billion of depreciation and amortization expense and a $32 million charge associated with our exchange of $201 million of our 4.50% Notes for common stock, contributed to the positive cash flows from operations. The net changes in operating assets in 2004 as compared to 2003 included an increase in accounts receivable due to higher net sales, and increased inventories due primarily to an increase in microprocessor inventories resulting from a higher percentage of AMD64-based processors and improved market conditions. For fiscal 2004, Fujitsu accounted for approximately 23 percent of our consolidated accounts receivable and approximately 22 percent of our consolidated gross sales.

Net cash provided by operating activities was approximately $296 million in 2003. Although we had a net loss of $274 million for the year, adjustments for non-cash charges, which were primarily depreciation and amortization, resulted in a positive cash flow from operations. The net changes in operating assets in 2003 as compared to 2002 included an increase in accounts receivable due to higher net sales and the consolidation of Spansion’s results of operations, which include Spansion’s sales to Fujitsu, and an increase in net inventory due to the consolidation of Spansion’s results of operations. For fiscal 2003, Fujitsu accounted for approximately 31 percent of our consolidated accounts receivable and approximately 13 percent of our consolidated gross sales. In 2003, the net changes in payables and accrued liabilities primarily included payments of $90 million for a technology license from IBM and approximately $64 million of payments under the 2002 Restructuring Plan.

Net cash used in operating activities was $120 million in 2002, primarily as a result of our net loss of $1.3 billion, adjusted by non-cash charges. Changes in operating assets and liabilities in 2002 as compared to 2001 were attributable to a decrease in accounts receivable due to a 31 percent decrease in net sales. At December 29, 2002, inventory increased as compared to December 29, 2001 due to an increase of products to support anticipated 2003 sales, a change in the mix of inventory, and the impact of Flash memory production from Fab 25 following its conversion from a microprocessor manufacturing facility.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.6 billion in 2004, primarily as a result of $1.4 billion used to purchase property, plant and equipment, including approximately $569 million used to construct Fab 36, and a net cash outflow of $150 million from sales and purchases of available-for-sale securities, offset by $34 million in proceeds from sales of property, plant and equipment.

Net cash provided by investing activities was $83 million in 2003, primarily as a result of net cash proceeds of $482 million from sales and purchases of available-for-sale securities, $148 million of cash acquired in conjunction with the Spansion transaction and $30 million in proceeds from sales of property, plant and equipment, offset by $570 million used to purchase property, plant and equipment.

Net cash used in investing activities was $854 million in 2002, including $705 million used for purchases of property, plant and equipment primarily for Fab 30 and Fab 25, $27 million, net of cash acquired, used to acquire Alchemy Semiconductor, and $131 million from net purchases of available-for-sale securities, offset by $9 million of proceeds from sales of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $413 million in 2004. This amount included $745 million of proceeds from financing activities, including $588 million in proceeds, net of $13 million in debt issuance costs, from the issuance of our 7.75% Notes, approximately $250 million in investments from the non-affiliated limited partners of AMD Fab 36 KG, $60 million of proceeds from equipment sale and leaseback transactions, $30 million of capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project, $124 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options and the elimination of our $224 million compensating cash balance due to the prepayment of our Dresden Term Loan. These amounts were offset by $898 million in payments on debt and capital lease obligations, including approximately $647.2 million used to prepay amounts outstanding under the Dresden Term Loan, including accrued and unpaid interest.

Net cash provided by financing activities was $267 million in 2003, primarily due to $245 million received from equipment sale and leaseback transactions completed by Spansion, a $40 million cash note to Spansion from Fujitsu as part of the Spansion transaction, $155 million of capital investment allowances received from the Federal Republic of Germany for the Fab 30 project and $35 million of proceeds from issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options, offset by $141 million in payments on debt and capital lease obligations, and a $74 million increase in our compensating cash balance, which represented the minimum cash balance that AMD Saxony was required to maintain in order to comply with the minimum liquidity covenant set forth in the Dresden Term Loan.

Net cash provided by financing activities was $907 million in 2002, primarily due to $486 million in proceeds, net of $14 million in debt issuance costs, from the issuance of our 4.75% Debentures, $391 million in proceeds, net of $11 million in debt issuance costs, from the issuance of our 4.50% Notes, $108 million drawn under the July 2003 Spansion Term Loan, net of $2 million in debt issuance costs, $120 million drawn under our revolving credit facility, $21 million in proceeds from equipment lease financings, $29 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options, and $76 million of net capital investment allowances and interest subsidies received from the Federal Republic of Germany and the State of Saxony for the Fab 30 project. These amounts were offset by payments of $325 million on debt and capital lease obligations.

Liquidity

We believe that cash flows from operations and current cash balances, together with currently available credit facilities (see “Revolving Credit Facilities,” below) and external financing, will be sufficient to fund our operations and capital investments in the short term and long term. We also believe that we have sufficient financing arrangements in place to fund the estimated $2.5 billion required to facilitize Fab 36. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long-term debts when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings, or from issuances of additional debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to us.

Revolving Credit Facilities

AMD Revolving Credit Facility

Our revolving credit facility provides for a secured revolving line of credit of up to $100 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of December 26, 2004, no borrowings were outstanding under our revolving credit facility.

Pursuant to the terms of our revolving credit facility, we have to comply, among other things, with the following financial covenants if our net domestic cash (as defined in our revolving credit facility) declines below $125 million:

•	restrictions on our ability to pay cash dividends on our common stock;

•	maintain an adjusted tangible net worth (as defined in our revolving credit facility) as follows:

Measurement Date	Amount
(in millions)
Last day of each fiscal quarter in 2004	$1,425
Last day of each fiscal quarter in 2005	$1,850
Last day of each fiscal quarter thereafter	$2,000

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
(in millions)
Four fiscal quarters ending December 31, 2004	$950
Four fiscal quarters ending March 31, 2005 and four fiscal quarters ending each fiscal quarter thereafter	$1,050

As of December 26, 2004, net domestic cash, as defined, totaled $831 million and the preceding financial covenants were not applicable. Our obligations under our revolving credit facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan Limited, a subsidiary of Spansion, entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $145 million as of December 26, 2004). Spansion Japan can draw under the facility until March 24, 2005.

The revolving facility consists of two tranches: tranche A in the aggregate amount of up to nine billion yen (approximately $87 million as of December 26, 2004) and tranche B in the aggregate amount of up to six billion yen (approximately $58 million as of December 26, 2004). However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders. As of December 26, 2004, there were no borrowings outstanding under this facility.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005.

Pursuant to the terms of the revolving credit facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $579 million as of December 26, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of $213 million as of the last day of fiscal year 2004; and

•	ensure that as of the last day of each of the third and fourth quarter of 2004, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120%.

As of December 26, 2004, Spansion Japan was in compliance with these financial covenants.

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

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of December 26, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $10 million as of December 26, 2004). As of December 26, 2004, the amount of accounts receivable held in the trust was approximately $166 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of December 26, 2004 of 103.62 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at December 26, 2004, and is supplemented by the discussion following the table.

Principal contractual cash obligations at December 26, 2004 were:

	Total	2005	2006	2007	2008	2009	2010 and beyond
	(in thousands)
4.75% Debentures	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Notes	201,500	—	—	201,500	—	—	—
7.75% Notes	600,000	—	—	—	—	—	600,000
Repurchase Obligations to Fab 36 Partners (1)	121,931	16,242	26,422	26,422	26,422	26,423	—
July 2003 Spansion Term Loan	44,599	27,500	17,099	—	—	—	—
Spansion Japan Term Loan	127,389	46,323	46,323	34,743	—	—	—
Fujitsu Cash Note	40,000	10,000	30,000	—	—	—	—
AMD Penang Term Loan	6,325	1,518	1,518	1,518	1,518	253	—
Spansion China Loan	32,499	32,499	—	—	—	—	—
Capital Lease Obligations	184,853	96,746	83,079	4,816	212	—	—
Operating Leases	430,854	76,865	63,812	51,007	44,547	39,071	155,552
Unconditional Purchase Commitments (2)(3)	1,281,200	281,662	205,951	209,301	183,774	43,074	357,438
Total principal contractual cash obligations	$3,571,150	$589,355	$474,204	$529,307	$256,473	$108,821	$1,612,990

(1)	This is the amount of silent partnership contributions received by AMD Fab 36 KG as of December 26, 2004 from the unaffiliated limited partners under the Fab 36 partnership agreements. Assuming certain milestones are met by AMD Fab 36 KG, we expect to receive a total of up to $189 million of silent partnership contributions. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase each partner’s silent partnership contribution in annual installments one year after the partner has contributed the full amount required under the partnership agreements. As of December 26, 2004, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table above.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002 we issued $500 million of our 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

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

As of February 5, 2005, the 4.75% Debentures are redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

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

As of December 26, 2004 we had exchanged an aggregate of $201 million of our 4.50% Notes for 29,391,261 shares of our common stock in a series of transactions. As a result of these transactions, we recognized a charge of approximately $32 million, which represented the difference between the fair value of the shares issued in the transactions and the fair value of shares issuable pursuant to the original conversion terms of the 4.50% Notes.

We may elect to purchase or otherwise retire the remainder of our 4.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 (the 7.75% Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from the sale of the 7.75% Notes plus existing cash to prepay the full amount outstanding under the Dresden Term Loan, including accrued and unpaid interest and a prepayment premium. See “Repayment of Dresden Term Loan,” below. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the agreement. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries except Spansion and its subsidiaries, from:

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

If we do not meet these deadlines, additional interest of 0.25% per instance will be paid on the 7.75% Notes until the obligations under the registration rights agreement are fulfilled. On January 20, 2005 we filed a registration statement on Form S-4 in order to enable holders to exchange the outstanding 7.75% Notes for publicly registered notes with substantially identical terms.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

We are facilitizing our new 300-millimeter wafer fabrication facility, Fab 36, in Dresden, Germany, which is located adjacent to Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. Accordingly, AMD Fab 36 KG is our indirect consolidated subsidiary. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in 2006. AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving up to approximately $735 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36 through 2007 will be approximately $2.5 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	Equity contributions from us of $792 million under the partnership agreements, revolving loans from us of up to approximately $1.0 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to approximately $433 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $947 million from a consortium of banks;

•	up to approximately $735 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 26, 2004, we had contributed $248 million of equity in AMD Fab 36 KG and no loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership has been established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $947 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’

technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.4 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of December 26, 2004, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $792 million, Leipziger Messe agreed to provide an aggregate of $271 million and Fab 36 Beteiligungs agreed to provide an aggregate of $162 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.7 million to Leipziger Messe and a premium of $2.8 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $108 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its limited partnership and silent partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $81 million in annual 20 percent installments commencing in October 2005.

For accounting and financial reporting purposes under United States generally accepted accounting principles, we classified the silent partnership contributions as debt, based on their fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the carrying value of this debt towards our ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. We classify this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward our ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 26, 2004, AMD Fab 36 KG received $122 million of silent partnership contributions and $128 million of limited partnership contributions from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $735 million.

As of December 26, 2004, AMD Fab 36 KG received cash allowances of $5 million for investments made in 2003 and cash grants of $25 million for investments made in 2003 and 2004.

The Fab 36 Loan Agreements also require that we:

•	provide funding to AMD Fab 36 KG if cash shortfalls occur, including funding shortfalls in government subsidies resulting from any defaults caused by AMD Fab 36 KG or its affiliates; and

•	guarantee 100 percent of AMD Fab 36 KG’s obligations under the Fab 36 Loan Agreements until the loans are repaid in full.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG, AMD Fab 36 Holding and AMD Fab 36 Admin are generally prevented from paying dividends or making other payments to us. In addition, AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

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

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under our loan agreements, including the indentures governing our 4.75% Debentures, 4.50% Notes and 7.75% Notes. We cannot assure you that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at December 26, 2004, of 0.739 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of limited partnership and other equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through December 26, 2004, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

July 2003 Spansion Term Loan and Guarantee

Under our July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.98 percent at December 26, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 26, 2004, $45 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. Spansion granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Pursuant to the terms of the July 2003 Spansion Term Loan, Spansion is required to comply with the following financial covenants during an enhanced covenant period, which occurs if either Spansion’s net domestic cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $130 million:

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

In addition, during an enhanced covenant period, Spansion is restricted in its ability to pay cash dividends to us or Fujitsu.

As of December 26, 2004, Spansion’s net domestic cash balance was $119 million and its net worldwide cash balance was $196 million. Because Spansion was not in an enhanced covenant period, the preceding financial covenants were not applicable.

Spansion Japan Term Loan and Guarantee

As a result of the formation of Spansion, the third-party loans of the Manufacturing Joint Venture were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of December 26, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of December 26, 2004, $127 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Pursuant to the terms of the Spansion Japan Term Loan, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $579 million based on the exchange rate as of December 26, 2004);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in millions)
Fiscal year 2004	$221
Fiscal year 2005	$204
Fiscal year 2006	$188

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of December 26, 2004, Spansion Japan was in compliance with these financial covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of December 26, 2004 of 103.62 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Fujitsu Cash Note

As a result of the Spansion transaction, Fujitsu loaned $40 million to Spansion pursuant to a promissory note. The note bears an interest rate of LIBOR plus four percent, which was 5.98 percent as of December 26, 2004, and has a term of three years. The interest rate cannot exceed seven percent. The note is repayable in four equal payments on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. Interest is payable quarterly.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of December 26, 2004) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 26, 2004 was approximately $6 million.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $14.5 million as of December 26, 2004). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each drawdown. As of December 26, 2004, Spansion China had fully drawn on the loans.

Capital Lease Obligations

As of December 26, 2004, we had aggregate outstanding capital lease obligations of approximately $185 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2008. Leased assets consist principally of machinery and equipment. We guaranteed approximately $87 million of Spansion’s and its subsidiaries’ aggregate outstanding capital lease obligations as of December 26, 2004.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under lease agreements that expire at various dates through 2032. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future lease obligations as of December 26, 2004, were approximately $431 million, of which $106 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of December 26, 2004, were approximately $1.3 billion for periods through 2020. These purchase commitments include approximately $546 million related to contractual obligations to purchase energy and gas for Fab 30 and Fab 36 and $250 million representing future payments to IBM pursuant to the joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Our non-cancelable purchase commitments also include approximately $141 million to M+W Zander for the design and construction of Fab 36 and other related services. These payments will be made to M+W Zander as services are performed. In addition, unconditional purchase commitments also include approximately $68 million for software maintenance agreements that require periodic payments through 2009. As a result, we have not recorded any liabilities relating to these agreements. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Other Long-Term Liabilities

The only component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of approximately $87 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of approximately $274 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $22 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Repayment of Dresden Term Loan

AMD Saxony, our indirect, wholly owned German subsidiary, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony and a consortium of banks provided financing for the Fab 30 project. We currently estimate that the construction and facilitization costs of Fab 30 will be $2.5 billion when it is fully equipped by the end of 2005. As of December 26, 2004, we had invested approximately $2.4 billion in the Fab 30 project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project. On November 2, 2004, AMD Saxony prepaid the full amount outstanding under the Dresden Term Loan plus accrued and unpaid interest and a prepayment premium, and the Dresden Term Loan and related security agreements were terminated effective December 23, 2004. We recognized a charge of approximately $14 million (included in interest income and other, net) associated with the prepayment of the Dresden Term Loan, which included the prepayment premium of approximately $8.5 million and write-off of remaining capitalized financing costs of approximately $5.3 million.

Also in March 1997, AMD Saxony entered into a Subsidy Agreement with the Federal Republic of Germany and the State of Saxony in support of the Fab 30 project. Under this agreement, the Federal Republic of Germany and the State of Saxony agreed to provide:

•	guarantees equal to 65 percent of the amount outstanding under the Dresden Term Loan, which was zero as of December 26, 2004;

•	capital investment grants and allowances totaling up to approximately $493 million as of December 26, 2004; and

•	interest subsidies totaling $208 million as of December 26, 2004.

Of these amounts, AMD Saxony received approximately $411 million in capital investment grants and allowances and $153 million in interest subsidies through December 26, 2004. AMD Saxony also received $58 million in research and development subsidies through December 26, 2004. Amounts received under the Subsidy Agreement are recorded as a long-term liability on our financial statements and are amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses. As of December 26, 2004, these amounts were being amortized ratably through December 2007. AMD Saxony has received substantially all investment grants and allowances and interest subsidies to which it is entitled. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

Under the original Subsidy Agreement, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. In April 2004, the German governmental authorities advised AMD Saxony that rather than maintaining employee headcount attained by December 2003 through December 2008, it would be required to maintain employee headcount attained as of December 2002 through December 2007. Beginning in April 2004, we adjusted the quarterly amortization of the grants and allowances until December 2007.

In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 26, 2004, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. Although the maximum amount of capital investment grants and allowances available under the Subsidy Agreement was reduced from $563 million to approximately $493 million, this reduction did not result in a repayment of capital investment grants and allowances already received. We adjusted the quarterly amortization of these amounts accordingly.

Sachsische Aufbaubank GmbH, (the SAB) an entity acting on behalf of the Free State of Saxony, requested that AMD Saxony exchange investment grants that it had previously received in the amount of approximately $101 million for an equivalent amount of investment allowances. AMD Saxony has agreed to repay these investment grants in 2005. AMD Saxony will receive the corresponding amount of investment allowances from the German tax authorities. There is no right of setoff between these two amounts because investment grants are co-financed by the State of Saxony and the Federal Republic of Germany whereas investment allowances are financed only by the Federal Republic of Germany. Accordingly, as of December 26, 2004, we recorded a receivable for the investment allowances and a payable in a corresponding amount for the investment grants. The receivable and payable are included in prepaid expenses and other current assets and accrued liabilities on the consolidated balance sheets. We believe that the exchange will not have an impact on our operating results and cash flows.

Guarantees

Guarantees of Indebtedness Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 26, 2004 related to underlying liabilities that are already recorded on our consolidated balance sheet as of December 26, 2004 and their expected expiration dates by year. No incremental liabilities are recorded on our consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed (1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
July 2003 Spansion term loan guarantee	$26,759	$16,500	$10,259	—	—	—	—
Spansion Japan term loan guarantee	$76,433	$27,794	$27,794	$20,845	—	—	—
Spansion capital lease guarantees	$87,303	$49,557	$34,475	$3,271	—	—	—
Repurchase Obligations to Fab 36 partners (2)	$121,931	$16,242	$26,422	$26,422	$26,422	$26,423	—
Total guarantees	$312,426	$110,093	$98,950	$50,538	$26,422	$26,423	—
(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This is the amount of silent partnership contributions received by AMD Fab 36 KG, as of December 26, 2004 from the unaffliated limited partners under the Fab 36 partnership agreements. Assuming certain milestones are met by AMD Fab 36 KG, we expect to receive a total of up to $189 million of silent partnership contributions. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase each partner’s silent partnership contribution in annual installments one year after the partner has contributed the full amount required under the partnership agreements. We guaranteed these obligations. As of December 26, 2004, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” above.

Guarantees of Indebtedness not Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 26, 2004 for which the related underlying liabilities are not recorded on our consolidated balance sheet as of December 26, 2004 and their expected expiration dates:

	Amounts Guaranteed (1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion operating lease guarantees	$24,414	$13,267	$8,069	$2,052	$1,026	—	—
AMTC revolving loan guarantee	$43,308	—	—	$43,308	—	—	—
AMTC rental guarantee (2)	$153,489	—	—	—	—	—	$153,489
Other	$5,629	$1,813	$3,816	—	—	—	—
Total guarantees	$226,840	$15,080	$11,885	$45,360	$1,026	—	$153,489
(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling approximately $24 million as of December 26, 2004. The amounts guaranteed are reduced by the lease payments paid by Spansion over the lease term. Under the provision of FIN 45, we have not recorded any liability in our consolidated financial statements associated with these guarantees because they are for our subsidiary’s performance obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. The results of operations of AMTC, which we account for following the equity method of accounting, are immaterial to our consolidated financial statements. To finance the project, BAC and AMTC entered into a $162 million revolving credit facility and a $102 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 26, 2004, we guaranteed up to approximately $43 million plus interest and expenses under the revolving loan, and up to approximately $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $153 million. As of December 26, 2004, $80 million was drawn under the revolving credit facility, and $78 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with these guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Other Financial Matters

Spansion LLC.    During the four-year period commencing on June 30, 2003, we are obligated to provide Spansion with additional funding to finance operations shortfalls, if any. Generally, Spansion is first required to seek any required financing from external sources. However, if such third-party financing is not available, we must provide funding to Spansion equal to our pro-rata ownership interest, which is currently 60 percent. At this time, we believe that Spansion would be able to obtain such external financing when needed. However, there is no assurance that this will happen and currently we cannot estimate the amount of such additional funding, if any, that we are required to provide during this four-year period.

Sale Leaseback Transaction

In January 2005, Spansion Japan entered into a sale and leaseback transaction for certain semiconductor manufacturing equipment in the amount of approximately 8.2 billion yen (approximately $79 million based on the exchange rate as of December 26, 2004). As the sales proceeds slightly exceed the net book value of the equipment, there is a minimal deferred gain to be recognized on the sale. Under the agreement, the lease payments will be made in six equal semi-annual payments and the lease will terminate on December 31, 2007. At the expiration of the lease term, Spansion Japan has the option to purchase the equipment at an agreed upon price, which we believe to be a bargain purchase option. In addition, Spansion Japan can renew the lease if the lessor and Spansion Japan both agree upon the renewal terms not later than six months prior to the expiration of the lease term. During the term of the lease, Spansion Japan is required to comply with certain financial covenants.

Outlook

During the first quarter of 2005, for our Computation Products segment, we expect net sales to decline slightly compared to the fourth quarter of 2004. For our Memory Products segment, we expect net sales to decline during the first quarter of 2005 compared to the fourth quarter of 2004 due to continued imbalance in supply and demand, continued pressure on average selling prices and seasonality.

In fiscal 2005, we expect capital expenditures of approximately $1.5 billion. We expect depreciation and amortization expense to be approximately $1.2 billion, and research and development expenses, both in total dollars and as a percentage of sales, to increase primarily due to Fab 36 start-up costs of approximately $200 million. We also expect total marketing, general and administrative expenses to increase in 2005, but to decline as a percentage of sales.

In 2005, our strategy is to expand our position in the enterprise segment with our AMD64-based processors; to leverage our Spansion product portfolio to expand our position in the Flash memory market, and to increase the adoption of our MirrorBit technology. However, economic and industry conditions remain uncertain and continue to make it particularly difficult to forecast product demand. If economic conditions do not continue to improve in the near term in accordance with our expectations, or if the semiconductor industry experiences a significant downturn, our revenues and profitability will be adversely affected.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I.    Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under our equity compensation plans that were in effect before April 29, 2004, (the Prior Plans), including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards are made only from the 2004 Plan. Under our Prior Plans key employees generally were, and under the 2004 Plan key employees generally are, granted nonqualified stock options (NSOs) to purchase our common stock. Generally, options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. Any incentive stock options (ISOs) granted under the Prior Plans or the 2004 Plan have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant. Under the 2004 Plan, we have also granted awards of restricted stock. The purchase price for an award of restricted stock is $0.01 per share. Restricted stock can be granted to any employee or consultant. Restricted stock that vests based on continued service does not fully vest for three years from the date of grant. Restricted stock that vests based on performance does not vest for at least one year from the date of grant.

Section II.    General Option Information

The following is a summary of stock option activity for the years ended December 26, 2004 and December 28, 2003:

	Year-ended December 26, 2004		Year-ended December 28, 2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands except share price)
Options:
Outstanding at beginning of year	40,969	$12.92	60,408	$18.58
Granted	26,121	$14.54	5,575	$9.46
Canceled	(3,425)	$23.20	(22,642)	$27.69
Exercised	(9,981)	$10.08	(2,372)	$7.86
Outstanding at end of year	53,684	$13.58	40,969	$12.92
Exercisable at end of year	32,250	$13.72	28,624	$13.66
Available for grant at beginning of year	29,613		13,019
Available for grant at end of year	23,901		29,613

In-the-money and out-of-the-money stock option information as of December 26, 2004, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(in thousands except share price)
In-the-Money	29,071	$11.84	21,079	N/A	(3)	50,150		$12.40
Out-of-the-Money(1)	3,179	$30.86	355	N/A	(3)	3,534		$30.23
Total Options Outstanding	32,250	$13.72	21,434			53,684	(2)	$13.58
(1)	Out-of-the-money stock options have an exercise price equal to or above $22.12, the closing price of AMD’s common stock, on the last trading day of our fiscal year, December 23, 2004.
(2)	Includes 232,088 shares outstanding from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III.    Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	2004	2003	2002
Net grants(1) during the period as % of outstanding shares(2)	5.79%	-4.87%	2.44%
Grants to listed officers(3) during the period as % of total options granted	3.59%	11.77%	14.33%
Grants to listed officers during the period as % of outstanding shares	0.24%	0.19%	0.49%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	11.94%	22.90%	17.93%
(1)	Options grants are net of options canceled.
(2)	Shares outstanding are as of December 26, 2004, December 28, 2003 and December 29, 2002.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders to be held on April 28, 2005, and the annual meetings of stockholders held in 2004 and 2003.

On June 27, 2003, we filed a Tender Offer Statement with the SEC and made an offer, which was approved by our stockholders, to exchange certain stock options to purchase shares of our common stock, outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19 million shares of our common stock were tendered for exchange and cancelled on July 28, 2003. On January 30, 2004, we granted options to purchase approximately 12 million shares of our common stock at an exercise price that represented the closing price of our common stock on that date, in exchange for options cancelled. We did not record compensation expense as a result of the exchange.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements.

RISK FACTORS

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations to Fab 36 or Spansion.

Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing. In 2005, we plan to make approximately $1.5 billion in capital expenditures.

Moreover, under the partnership agreement for AMD Fab 36 KG, our German subsidiaries, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to invest approximately $792 million into AMD Fab 36 KG. In addition, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to approximately $1.0 billion to AMD Fab 36 KG. Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

We are also obligated through June 30, 2007 to provide Spansion with additional funding to finance operational cash flow needs. Generally, Spansion must seek any required financing from external sources. However, if third-party financing is not available, either on a non-recourse basis to us or with guarantees based on our pro rata ownership interest, we must provide funding to Spansion equal to our pro rata ownership interest in Spansion, which is currently 60 percent. An inability to meet our funding obligations for Spansion could, among other things, result in additional equity in Spansion being issued to Fujitsu or third parties, which would reduce our ownership in and control over Spansion.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/ or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected. For example, if we abandon the Fab 36 project, we will have to write off related costs that we capitalized and we will be required to continue to make payments or otherwise be liable pursuant to then-existing contracts that we cannot terminate at will or without significant penalties.

We have a substantial amount of indebtedness that could adversely affect our financial position.

As of December 26, 2004, we had consolidated debt of approximately $1.9 billion. In addition, we guaranteed approximately $227 million of obligations, which are not reflected on our balance sheet. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We and our subsidiaries may be able to incur substantially more debt, including secured debt, in the future.

Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, as of December 26, 2004, we and our subsidiaries would have had the following additional borrowings available:

•	Up to $100 million under our revolving credit facility. Amounts borrowed under this facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

•	Spansion Japan had up to 15 billion yen (approximately $145 million as of December 26, 2004) available under a revolving credit facility.

•	AMD Fab 36 KG will have the ability, subject to achieving certain milestones, to borrow up to $947 million (based on an exchange rate of 0.739 euro to one U.S. dollar as of December 26, 2004) from a consortium of banks under the Fab 36 Loan Agreements during 2006 and 2007.

Although the terms of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt due to borrowing base restrictions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indentures governing our 4.50% Notes, 4.75% Debentures and 7.75% Notes contain various covenants that limit our ability to:

•	incur additional indebtedness;

•	pay dividends and make other restricted payments;

•	make certain investments, including investments in our unrestricted subsidiaries;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate or merge or sell our assets as an entirety or substantially as an entirety.

In addition:

•	The guarantees associated with the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments, and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts.

•	Our revolving credit facility contains restrictive covenants, including a prohibition on our ability to pay dividends, and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts.

•	The July 2003 Spansion Term Loan, as amended, contains restrictive covenants, including a prohibition on Spansion’s ability to pay dividends and also requires Spansion to maintain specified financial ratios and satisfy other financial condition tests when its net domestic cash or its net worldwide cash is below specified amounts.

Our ability to satisfy the covenants, financial ratios and tests of our debt instruments can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

In addition, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness that results in acceleration of the maturity date or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indenture governing our 7.75% Notes. Similarly, a default with respect to any indebtedness in excess of $25 million would cause a cross-default under the indentures governing our 4.75% Debentures and 4.50% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have granted a security interest in substantially all of our inventory and accounts receivable under our revolving credit facility, and in certain property, plant and equipment under the July 2003 Spansion Term Loan Agreement. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures, 4.50% Notes and 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we lose Microsoft Corporation’s support for our products, or if there is a significant delay in Microsoft’s release of an operating system that works with our AMD64 technology, our ability to sell our microprocessors could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, including the timely introduction of an operating system that works with our AMD64 technology, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. If we fail to retain the support of Microsoft, our ability to market our microprocessors could be materially adversely affected.

In July 2004, Microsoft announced a delay in the release of its Windows Server 2003 Service Pack 1, Windows Server 2003 for 64-bit Extended Systems and Windows XP 64-bit for 64-bit Extended Systems. The new Windows editions are designed to take advantage of 64-bit extensions to the standard x86 instruction set. Microsoft estimated that the release of this software will occur in the first half of 2005. Previously, Microsoft estimated the release date for this software would be in late 2004. This delay could adversely impact the timing of development of 64-bit applications by independent software providers and the adoption of 64-bit computing by end users. As a result, this delay could have a material adverse effect on our ability to sell our AMD 64-based processors.

We must achieve further market acceptance of our 64-bit technology, AMD64, or we will be materially adversely affected.

We designed our AMD64-based processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. Market acceptance of these processors is subject to risks and uncertainties including:

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications;

•	the willingness of users to purchase products with 64-bit capability prior to the availability of operating systems and software applications that take full advantage of our AMD64 technology;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors.

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

For example, we have a joint development agreement with IBM, pursuant to which we work together to develop new process technologies. In September 2004, we amended this agreement and extended its termination date from December 2005 to December 2008. Under this amended agreement, we anticipate that from December 26, 2004 through December 2008, we would pay fees to IBM of between approximately $220 million and $250 million in connection with joint development projects. In addition, from the beginning of 2002 through December 26, 2004, we paid approximately $247 million to IBM in connection with agreements and services related to license grants and research and development activities.

If this agreement were to be terminated, we would either have to resume research and development activities for microprocessors internally or find an alternative partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which could materially adversely affect us. Moreover, the successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in the joint development agreement are critical to our AMD64-based processors and to our ability to commence operations at Fab 36 in accordance with our planned schedule.

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

For example, in 2001 and 2002, we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. Similarly, in the fourth quarter of 2004, the downturn in the Flash memory market contributed to a decline in our Memory Product net sales. If these conditions in the semiconductor industry occur, we could be materially adversely affected.

Fluctuations in demand for PCs and mobile telephones and other consumer electronics may adversely affect sales of our products.

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

The Memory Products segment of our business is dependent to a large degree upon demand for mobile telephones as well as consumer electronics, automotive electronics and other embedded applications. If demand for these devices is below our expectations or if the manufacturers of successive generations of these devices do not require NOR-based Flash memory products or increasing Flash memory content, we could be materially adversely affected.

Intense competition in the microprocessor and Flash memory markets could materially adversely affect us.

The IC industry is intensely competitive. With respect to our microprocessor products, our competitor is Intel. Microprocessor products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We may not be able to compete effectively if we fail to reduce our costs on existing products or fail to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins.

Our principal competitors in the Flash memory market are Intel, Samsung, Toshiba, STMicroelectronics N.V., Sharp Electronics Corporation, Silicon Storage Technology and Macronix International. The Flash memory market is characterized by migration to higher density and lower cost devices and a competitive pricing environment. In addition, ample capacity for manufacturing Flash memory products exists due to recent capital investment by some of our competitors, which is likely to further contribute to a competitive pricing environment. In the past, including the second half of 2004, the net increases of supply, meaning the difference of capacity additions less capacity reductions due to obsolescence, exceeded demand requirements leading to oversupply situations and downturns in the industry. In the second half of 2004, fluctuations in the rate at which industry capacity grew relative to the growth rate in demand for Flash memory products, particularly NOR-based products, contributed to a decrease in our average selling prices and hurt our results of operations. If this continues in the future we would be materially adversely affected.

To compete successfully, we must transition to technologies that meet the increasing demand for higher Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices. We expect competition in the Flash memory market to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases, to the extent potential customers choose NAND-based products over NOR-based products and competitors aggressively price their Flash memory products. In addition, we and certain of our competitors have licensed non-volatile memory technology called NROM technology from a third party. NROM technology allows memory devices to store two bits of data in a memory cell. NROM technology has similar characteristics to our MirrorBit technology, which may allow these competitors to develop Flash memory technology that is competitive with MirrorBit technology.

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

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server segment of the microprocessor market and a significant competitor in the Flash memory market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	pricing and allocation strategies and actions, including aggressive pricing for Flash memory products and microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	strong brand, and marketing and advertising expenditures in support of the brand.

For example, with respect to the microprocessor market, Intel exerts substantial influence over PC manufacturers and their channels of distribution through the “Intel Inside” brand program and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the PC system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a PC system. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards. In marketing our microprocessors to OEMs, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. In addition, Intel has significant leverage over these companies because they support each new generation of Intel’s microprocessors.

We do not currently plan to develop microprocessors that are bus interface protocol compatible with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Thus, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. Our ability to compete with Intel in the market for microprocessors will depend on our continued success in developing and maintaining relationships with infrastructure providers in order to ensure that these third-party designers and manufacturers of motherboards, chipsets and other system components support our microprocessor offerings, particularly AMD64-based microprocessors. A failure of the designers and manufacturers of motherboards, chipsets and other system components to support our microprocessor offerings, particularly our AMD64-based microprocessors, could have a material adverse effect on us.

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We also expect competition from Intel to increase to the extent Intel reduces prices on its microprocessor and/or Flash memory products and introduces new competitive products. For example, in 2004 Intel introduced a 64-bit processor for servers and workstations that runs existing 32-bit software applications. This processor competes with our AMD Opteron microprocessor. In addition, Intel recently announced that it will offer dual-core 64-bit processors for the desktop market in the second quarter of 2005. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology, which can result in products that are higher performing, use less power and cost less to manufacture. We are currently completing our transition to 90-nanometer process technology for microprocessor manufacturing, and we expect to transition to 300-millimeter wafers in 2006. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive pricing strategies for microprocessor products. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor customers (including Fujitsu) accounted for approximately 50 percent of our total gross revenues in 2004. In addition, our Flash memory product sales growth is dependent to a large extent on demand for high-end mobile telephones and our sales in the wireless market have been concentrated in a limited group of customers. If we were to lose a significant customer, or if one of our top customers downsizes or otherwise contracts its operations, demand for our products could decrease and we would be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify such products and related technologies to meet evolving industry requirements and at prices acceptable to our customers are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new technologies, we could be materially adversely affected. For example, during the second half of 2004 we experienced a delay in qualifying a new Spansion Flash memory product for the wireless segment. This delay contributed to lower than anticipated Flash memory product revenues for the quarter ended December 26, 2004. Qualifying this product in accordance with our specifications and our revised schedule is critical to our ability to increase sales of our Memory Products segment.

In addition, we plan to introduce our dual-core microprocessors for servers and workstations in mid-2005, followed by dual-processors for the PC market in the second half of 2005. If we are not able to introduce dual-core processors on a timely basis or if our dual-core processors do not achieve market acceptance, we will be materially adversely affected.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on us.

We believe that market acceptance of MirrorBit technology is a critical factor impacting our ability to increase Flash memory product revenues and market share and decrease the cost of products in our Memory Products segment. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. A lack of continued market acceptance of MirrorBit technology, adoption of such technology at a slower rate than we anticipate, or any substantial difficulty in transitioning Flash memory products, including those based on MirrorBit technology, to any future process technology could reduce our ability to be competitive in the market.

Spansion Flash memory products are based on NOR architecture, and a significant market shift to NAND architecture could materially adversely affect us.

Flash memory products are generally based on either NOR architecture or NAND architecture. NAND has historically been the preferred architecture for data storage because of attributes such as high densities and fast write and erase speeds. NOR has been the preferred architecture for code storage because of its fast read performance and superior reliability. To date, our Flash memory products have been based on NOR architecture, and we do not manufacture products based on NAND architecture.

During 2003 and 2004, industry sales of products based on NAND architecture grew at higher rates than sales of NOR-based products. This resulted in NAND vendors gaining a greater share of the overall Flash memory market. As mobile telephones and other consumer-driven applications become more advanced they will require higher density Flash memory to meet increased data storage requirements. Because storage requirements will increase to accommodate data-intensive applications, customers may increasingly choose NAND-based products. Any significant shift in the marketplace to products based on NAND architecture or other architectures may reduce the total market available to us and therefore reduce our revenues and market share.

We intend to address end markets traditionally served by NAND-based products with products based on our ORNAND architecture. We are currently developing these products and if they, or any future products based on our MirrorBit technology and ORNAND architecture, fail to achieve acceptance in markets traditionally served by NAND architecture, or at all, we could be materially adversely affected.

We are required to reach agreement with Fujitsu regarding certain actions of our majority-owned subsidiary, Spansion, and our interests may not be aligned.

We own 60 percent of the equity interest in Spansion while Fujitsu owns the remaining 40 percent. Although we are entitled to appoint a majority of the board of managers, which generally manages the affairs of Spansion, certain actions by Spansion require Fujitsu’s consent for as long as Fujitsu maintains specific levels of equity ownership in Spansion. In addition, based upon designated thresholds of Fujitsu’s percentage interest in Spansion, certain actions require the affirmative vote of at least a majority of the managers appointed by Fujitsu. These actions, which primarily represent protective rights for Fujitsu as a minority member, include:

•	major investments, acquisitions and dispositions of assets;

•	a merger or consolidation resulting in the transfer of more than 50% of the equity interests;

•	settlement of major legal proceedings and other actions;

•	approval of certain material contracts between us and Spansion;

•	changes to the equity capital structure of the Spansion; and

•	winding-up Spansion or one of its material subsidiaries.

There can be no guarantee that our interests and those of Fujitsu will be aligned with respect to such decisions and we may be unable to take steps that we believe are desirable. In addition, a reduction in our percentage interest may result in our inability to appoint a majority of Spansion’s board of managers, which could result in the loss of effective control of Spansion, although the results of operations of Spansion may continue to impact significantly our results of operations and we still may be required to make loans to, and guarantee indebtedness of, Spansion.

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

At times we may underutilize our manufacturing facilities as a result of reduced demand for certain of our products. During such times, many of our costs remain fixed and cannot be reduced in proportion to the reduced revenues for such a period. We are substantially increasing our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continuously modify manufacturing processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, construction delays, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process.

We are currently completing the transition to 90-nanometer process technology for our microprocessor products. In addition, we plan to transition the manufacture of certain Flash memory products to 90-nanometer process technology in the second half of 2005. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

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

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because some equipment and material that we purchase is complex, it is sometimes difficult for us to substitute one supplier for another or one piece of equipment for another. In addition, certain raw materials we use in the manufacture of our products are available from a limited number of suppliers.

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although there are alternative sources available, we have not qualified these sources and we do not believe that they currently have sufficient capacity to meet our requirements for SOI wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM and pSRAM, from third-party suppliers and incorporate these die into Spansion MCP products. Some of these suppliers are also our competitors in the Flash memory market. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

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

We rely on a third-party provider to deliver our products to our customers and to distribute materials for our manufacturing facilities. In addition, we rely on a third-party provider in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for our facilities could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us.

In addition, we decided to outsource or co-source these functions to third parties primarily to lower our operating expenses and to create a more variable cost structure. However, if the costs related to administration, communication and coordination of these third-party providers are greater than we expect, then we will not realize our anticipated cost savings.

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. In addition, these agreements are non-exclusive and permit our distributors to offer our competitors’ products. In 2004, one of our distributors, Avnet, accounted for approximately 13 percent of our consolidated gross sales. In addition, Fujitsu accounted for approximately 22 percent of our consolidated gross sales in 2004. Fujitsu primarily distributes Spansion Flash memory products. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we could be materially adversely affected. Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors could materially adversely affect us because our revenue would decline.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales were approximately 80 percent and 79 percent in 2003 and 2004. Nearly all product assembly and final testing of our products are performed at manufacturing facilities in China, Malaysia, Singapore and Thailand. We manufacture our microprocessors in Germany and certain Spansion Flash memory products are manufactured in Japan. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors. The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting our intellectual property;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Any of the above events could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

The last economic slowdown in the United States and worldwide adversely affected demand for our products. Although economic conditions have improved since the second half of 2003, another decline in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, China’s economy has been growing at a fast pace over the past several years, and Chinese authorities have recently introduced various measures to slow down the pace of economic growth. For example, during the third quarter of 2004, decreased demand from the wireless handset market in Asia, in part due to channel inventory accumulation by wireless handset OEMs in China, contributed to a decline in Memory Products net sales. If Chinese authorities are not able to stage an orderly slowdown, China’s economy could be affected. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

In addition, the occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, ultimately affecting our sales.

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

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	some fixed asset purchases are denominated in euro and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	certain costs of our Fab 36 project are denominated in euro.

As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. As of December 26, 2004 we had an aggregate of $483 million (notional amount) of short-term foreign currency forward contracts and purchased call option contracts denominated in euro and yen. However, generally, we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California and manufacturing facilities for Spansion Flash memory products are located near major earthquake fault lines in Japan. In the event of a major earthquake, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 26, 2004, substantially all of our investments in our portfolio were short-term investments and consisted primarily of bank notes, short-term corporate notes, short-term money market auction rate preferred stocks and short-term federal agency notes.

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

We use proceeds from debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. However, we used the net proceeds from the sale of our 7.75% Notes along with existing cash, to prepay the full amount owed by AMD Saxony under the Dresden Term Loan, including accrued and unpaid interest through the prepayment date and a prepayment premium.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 26, 2004 and comparable fair values as of December 28, 2003:

	2005	2006		2007		2008		2009		Thereafter		Total	2004 Fair value	2003 Fair value
	(Dollars in Thousands)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$511,566		$—		$—		$—		$—		$—	$511,566	$511,566	$256,515
Weighted-average rate	2.19%		—		—		—		—		—	2.19%	2.19%
Variable rate amounts	$281,000		—		—		—		—		—	$281,000	$281,000	$576,204
Weighted-average rate	2.21%		—		—		—		—		—	2.21%	2.21%
Short-term investments:
Fixed rate amounts	$2,879	$		$		$		$		$		$2,879	$2,557	$26,703
Weighted-average rate	2.50%		—		—		—		—		—	2.50%	2.50%
Variable rate amounts	$274,625		—		$—		$—		$—		$—	$274,625	$274,625	$100,860
Weighted-average rate	2.35%		—		—		—		—		—	2.35%	2.35%
Long-term investments:
Equity investments	$—		$—		$—		$—		$—		$3,492	$3,492	$6,653	$16,845
Fixed rate amounts	$13,676		$—		$—		$—		$—		$—	$13,676	$13,676	$12,163
Weighted-average rate	2.26%		—		—		—		—		—	2.26%	2.26%
Total Investment Portfolio	$1,083,746		$—		$—		$—		$—		$3,492	$1,087,238	$1,090,077	$989,290
Debt Obligations
Debt—fixed rate amounts	$17,760		$27,940		$229,440		$27,940		$26,676		$1,100,000	$1,429,756	$1,927,626	$902,500
Weighted-average rate	6.15%		6.19%		6.19%		6.49%		6.49%		6.39%	6.51%	6.51%	4.64%
Debt—variable rate amounts	$116,322		$93,423		$34,742		$—		$—		$—	$244,487	$244,487	$944,482
Weighted-average rate	3.96%		3.96%		1.11%		—		—		—	3.55%	3.55%	4.60%
Capital leases	$96,746		$83,079		$4,816		$212		$—		$—	$184,853	$183,406	$244,641
Weighted-average rate	4.76%		3.82%		7.43%		0.64%		—		—	4.40%	4.40%	5.50%
Total Debt Obligations	$230,828		$204,442		$268,998		$28,152		$26,676		$1,100,000	$1,859,096	$2,355,519	$2,091,623

Foreign Exchange Risk.    As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	some fixed asset purchases are denominated in euro and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	certain costs of our Fab 36 project are denominated in euro.

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

As of December 26, 2004, we had an aggregate of $483 million (notional amount) of short-term foreign currency forward contracts and purchased call option contracts denominated in Japanese yen and European Union euro outstanding.

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 26, 2004 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

The following table provides information about our foreign currency forward and option contracts as of December 26, 2004 and December 28, 2003. All of our foreign currency forward contracts and option contracts mature within the next 12 months.

	2004			2003
	Notional amount	Average contract rate	Estimated fair value	Notional amount	Average contract rate	Estimated fair value
	(Thousands except contract rates)
Foreign currency forward contracts:
Japanese yen	$10,542	104.34	$(73)	$—	—	$—
European Union euro	11,846	1.1846	1,685	199,458	1.1398	17,616
Foreign currency option contracts:
Japanese yen	$—	—	$—	$58,260	115.00	$4,605
European Union euro	460,707	1.2869	28,375	163,400	1.1671	11,034
Total:	$483,095		$29,987	$421,118		$33,255

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Consolidated Statements Of Operations

	Three Years Ended December 26, 2004
	2004	2003	2002
	(In thousands except per share amounts)

Net sales	$3,924,339	$3,070,228	$2,697,029
Net sales to related party (see Note 3)	1,077,096	448,940	—

Total net sales	5,001,435	3,519,168	2,697,029
Expenses:
Cost of sales	3,032,585	2,327,063	2,105,661
Research and development	934,574	852,075	816,114
Marketing, general and administrative	807,011	587,307	670,065
Restructuring and other special charges (recoveries), net	5,456	(13,893)	330,575

	4,779,626	3,752,552	3,922,415

Operating income (loss)	221,809	(233,384)	(1,225,386)
Interest income and other, net	(31,150)	21,116	32,132
Interest expense	(112,328)	(109,960)	(71,349)

Income (loss) before minority interest, income taxes, and equity in net income of Manufacturing Joint Venture	78,331	(322,228)	(1,264,603)
Minority interest in loss of subsidiary	18,663	44,761	—

Income (loss) before income taxes and equity in net income of Manufacturing Joint Venture	96,994	(277,467)	(1,264,603)
Provision for income taxes	5,838	2,936	44,586

Income (loss) before equity in net income of Manufacturing Joint Venture	91,156	(280,403)	(1,309,189)
Equity in net income of Manufacturing Joint Venture	—	5,913	6,177

Net income (loss)	$91,156	$(274,490)	$(1,303,012)

Net income (loss) per common share:
Basic	$0.25	$(0.79)	$(3.81)

Diluted	$0.25	$(0.79)	$(3.81)

Shares used in per share calculation:
Basic	358,886	346,934	342,334

Diluted	371,066	346,934	342,334

See accompanying notes

Consolidated Balance Sheets
	December 26, 2004	December 28, 2004
	(In thousands except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$918,377	$968,183
Compensating balance	—	217,621
Short-term investments	277,182	127,563
Total cash and cash equivalents, compensating balance and short-term investments	1,195,559	1,313,367
Accounts receivable	571,415	397,644
Accounts receivable from related party (see Note 3)	165,994	187,898
Allowance for doubtful accounts	(17,837)	(20,658)
Total accounts receivable, net	719,572	564,884
Inventories:
Raw materials	63,875	42,925
Work-in-process	571,651	504,861
Finished goods	239,264	149,872
Total inventories	874,790	697,658
Deferred income taxes	87,836	102,651
Prepaid expenses and other current assets	350,240	177,145
Total current assets	3,227,997	2,855,705
Property, plant and equipment:
Land	64,401	61,002
Buildings and leasehold improvements	2,462,965	2,277,947
Equipment	7,920,517	7,581,241
Construction in progress	589,700	152,204
Total property, plant and equipment	11,037,583	10,072,394
Accumulated depreciation and amortization	(6,803,776)	(6,223,902)
Property, plant and equipment, net	4,233,807	3,848,492
Other assets	382,406	345,575
Total assets	$7,844,210	$7,049,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$636,229	$460,271
Accounts payable to related party (see Note 3)	18,894	32,345
Accrued compensation and benefits	191,431	160,644
Accrued liabilities	437,161	319,317
Accrued royalties to related party (see Note 3)	8,180	7,805
Restructuring accruals, current portion	18,997	29,770
Income taxes payable	47,145	41,370
Deferred income on shipments to distributors	141,738	72,376
Current portion of long-term debt and capital lease obligations	220,828	193,266
Current portion of long-term debt payable to related party (see Note 3)	10,000	—
Other current liabilities	115,773	90,533
Total current liabilities	1,846,376	1,407,697
Deferred income taxes	104,246	157,690
Long-term debt and capital lease obligations, less current portion	1,598,268	1,859,674
Long-term debt payable to related party (see Note 3)	30,000	40,000
Other long-term liabilities	414,626	428,761
Minority interest	840,641	717,640
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 398,505,543 on December 26, 2004 and 357,119,809 on December 28, 2003; shares outstanding: 391,738,648 on December 26, 2004 and 350,252,591 on December 28, 2003	3,917	3,502
Capital in excess of par value	2,407,770	2,051,254
Treasury stock, at cost (6,766,895 shares on December 26, 2004 and 6,867,218 shares on December 28, 2003)	(91,101)	(92,421)
Retained earnings	308,497	217,891
Accumulated other comprehensive income	380,970	258,084
Total stockholders’ equity	3,010,053	2,438,310
Total liabilities and stockholders’ equity	$7,844,210	$7,049,772

See accompanying notes

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 26, 2004

	Common Stock					Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Number of shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings
	(In thousands)
December 30, 2001	340,503	$3,405	$1,982,653	$(93,436)	$1,795,680	$(133,247)	$3,555,055
Comprehensive loss:
Net loss	—	—	—	—	(1,303,012)	—	(1,303,012)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $1,397	—	—	—	—	—	2,415	2,415
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($3,086)	—	—	—	—	—	(5,334)	(5,334)
Net change in cumulative translation adjustments	—	—	—	—	—	153,593	153,593
Net unrealized gains on cash flow hedges, net of taxes of $33,700	—	—	—	—	—	62,504	62,504
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($16,189)	—	—	—	—	—	(30,026)	(30,026)

Total other comprehensive income							183,152

Total comprehensive loss							(1,119,860)

Issuance of shares:
Employee stock plans	4,025	40	28,920	219	—	—	29,179
Compensation recognized under employee stock plans	—	—	2,891	—	—	—	2,891
December 29, 2002	344,528	$3,445	$2,014,464	$(93,217)	$492,668	$49,905	$2,467,265
Comprehensive loss:
Net loss	—	—	—	—	(274,490)	—	(274,490)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $3,692	—	—	—	—	—	7,723	7,723
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($1,371)	—	—	—	—	—	(3,736)	(3,736)
Net change in cumulative translation adjustments	—	—	—	—	—	219,123	219,123
Net unrealized gains on cash flow hedges, net of taxes of $28,612	—					51,447	51,447
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($33,700)	—	—	—	—	—	(62,504)	(62,504)
Minimum Pension Liability	—	—	—	—	—	(3,874)	(3,874)

Total other comprehensive income							208,179

Total comprehensive loss							(66,311)

Issuance of shares:
Employee stock plans	5,724	57	34,870	796	(287)	—	35,436
Compensation recognized under employee stock plans	—	—	1,920	—	—	—	1,920
December 28, 2003	350,252	$3,502	$2,051,254	$(92,421)	$217,891	$258,084	$2,438,310
Comprehensive loss:
Net income	—	—	—	—	91,156	—	91,156
Other comprehensive income:
Net unrealized gains on investment, net of taxes of ($57)	—	—	—	—	—	73	73
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($2,412)	—	—	—	—	—	(4,215)	(4,215)
Net change in cumulative translation adjustments	—	—	—	—	—	114,850	114,850
Net unrealized gains on cash flow hedges, net of taxes of $20,636	—	—	—	—	—	63,625	63,625
Less: Reclassification adjustment for gains included in earnings, net of taxes of (28,612)	—	—	—	—	—	(51,447)	(51,447)

Total other comprehensive income							122,886

Total comprehensive loss							214,042

Issuance of shares:
Employee stock plans	12,096	121	122,786	1,320	(550)	—	123,677
Induced conversion of convertible debt	29,391	294	232,716				233,010
Compensation recognized under employee stock plans	—	—	1,014	—	—	—	1,014
December 26, 2004	391,739	$3,917	$2,407,770	$(91,101)	$308,497	$380,970	$3,010,053

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Years Ended December 26, 2004
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$91,156	$(274,490)	$(1,303,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in loss of subsidiary	(18,663)	(44,761)	—
Depreciation	1,173,598	955,560	739,608
Amortization	50,654	40,103	16,561
Provision for doubtful accounts	(2,821)	1,752	(364)
Other than temporary impairment of equity investments	—	2,339	4,654
(Benefit) Provision for deferred income taxes	(39,240)	2,971	35,427
Restructuring and other special charges (recoveries), net	5,456	(9,994)	311,250
Charge from induced conversion of 4.5% Notes (See Note 7)	31,767	—	—
Interest expense paid with stock	3,769	—	—
Charge for early extinguishment of Dresden Term Loan	6,012	—	—
Foreign grant and subsidy income	(87,485)	(75,302)	(59,324)
Gain from partial sale of net assets to Spansion LLC (see Note 3)	—	(5,681)	—
Net loss on equipment sale and lease back transaction (see Note 7)	—	16,088	—
Net (gain) loss on disposal of property, plant and equipment	(3,775)	3,862	11,930
Net (gain) loss realized on sale of available-for-sale securities	(7,464)	(3,736)	(5,334)
Compensation recognized under employee stock plans	1,014	1,920	2,891
Undistributed income of joint venture	—	(5,913)	(6,177)
Recognition of deferred gain on sale of building	(1,681)	(1,681)	(1,681)
Tax benefit (expense) allocated to minority interest	5,938	(1,766)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(171,769)	67,877	266,393
Decrease (increase) in accounts receivable from related party	21,904	(187,898)	—
Increase in inventories	(179,981)	(77,426)	(51,975)
Decrease (increase) in prepaid expenses	35,062	70,247	(31,848)
Increase in other assets	(21,061)	(12,614)	(100,221)
(Increase) decrease in tax refund receivable	(12,600)	(6,555)	63,384
Increase (decrease) in taxes payable	5,775	19,882	(34,988)
Refund of customer deposits under long-term purchase agreements	(20,500)	(26,500)	(39,000)
Net increase (decrease) in payables and accrued liabilities	234,532	(192,848)	61,863
(Decrease) increase in payables and accrued liabilities to related party	(13,076)	40,150	—
Net cash provided by (used in) operating activities	1,086,521	295,586	(119,963)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,440,137)	(570,316)	(705,147)
Net cash acquired from formation and consolidation of Spansion LLC	—	147,616	—
Proceeds from sale of property, plant and equipment	34,183	29,939	8,618
Acquisitions, net of cash acquired	—	(6,265)	(26,509)
Purchases of available-for-sale securities	(377,087)	(1,029,884)	(4,465,252)
Proceeds from sale and maturities of available-for-sale securities	227,257	1,512,093	4,333,901
Net cash (used in) provided by investing activities	(1,555,784)	83,183	(854,389)
Cash flows from financing activities:
Proceeds from notes payable to banks	—	7,350	121,251
Proceeds from borrowings, net of issuance costs	745,377	—	1,006,027
Proceeds from borrowings from related party (see Note 3)	—	40,000	—
Repayments of debt and capital lease obligations	(897,619)	(140,933)	(324,744)
Proceeds from foreign grants and subsidies	30,110	155,349	75,727
Proceeds from sale leaseback transactions (see Note 7)	59,531	244,647	—
Proceeds from limited partners’ contribution (see Note 7)	127,916	—	—
Change in compensating balance	223,808	(74,447)	—
Proceeds from issuance of stock	123,677	35,436	29,179
Net cash provided by financing activities	412,800	267,402	907,440
Effect of exchange rate changes on cash and cash equivalents	6,657	32,173	22,884
Net (decrease) increase in cash and cash equivalents	(49,806)	678,344	(44,028)
Cash and cash equivalents at beginning of year	968,183	289,839	333,867

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Three Years Ended December 26, 2004
	2004	2003	2002
	(In thousands)
Cash and cash equivalents at end of year	$918,377	$968,183	$289,389
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest, net of amounts capitalized (see Note 8)	$69,814	$81,303	$45,246
Income taxes	$33,550	$(7,309)	$(14,853)
Non-cash financing activities:
Equipment sale leaseback transaction	$34,366	$273,131	$—
Equipment capital leases	$—	$12,157	$—
Induced conversion of senior convertible debt	$201,000	$—	$—
Non-cash investing activities:
Equipment purchased through acquisition	$—	$2,932	$—
Formation and consolidation of Spansion LLC (see Note 3):
Total non-cash net assets of Manufacturing Joint Venture	$—	$768,000	$—
Total non-cash net assets contributed by Fujitsu	$—	$154,000	$—
AMD contribution of investment in Manufacturing Joint Venture	$—	$390,069	$—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2004, December 28, 2003 and December 29, 2002

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a semiconductor manufacturer with manufacturing facilities in the United States, Europe, and Asia and sales offices throughout the world. References herein to the “Company” means AMD and its consolidated subsidiaries, including Spansion LLC and its subsidiaries. The Company designs, manufactures and markets industry-standard digital integrated circuits, or ICs, that are used in many diverse product applications such as desktop and mobile personal computers, workstations, servers, communications equipment such as mobile telephones, and automotive and consumer electronics. The Company’s products include microprocessors, Flash memory devices and embedded microprocessors for personal connectivity devices and specific consumer markets.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2004, 2003 and 2002 were 52-week years, which ended on December 26, December 28 and December 29.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its majority and wholly owned subsidiaries, including Spansion LLC (see Note 3 and Note 7). Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority owned subsidiaries, are reported as “minority interest.” Also, included in the financial statements, under the equity method of accounting, are the Company’s percentage equity share of certain investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Reclassification.    Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, impairment of long-lived assets, restructuring charges, deferred income taxes and commitments and contingencies.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of the Company’s products in the event the agreement with the distributor is terminated and the distributor’s products have not been sold. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors. The Company also sells its products to distributors with substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. For transactions whereby the Company reimburses customers for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recorded as a reduction of revenue unless they qualify for cost recognition under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Shipping and handling costs associated with product sales are included in cost of sales.

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

Restructuring Charges.    The Company accounted for restructuring charges and subsequent changes in original estimates in accordance with EITF 94-3 for exit and disposal activities as they were initiated prior to December 30, 2002. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company has applied SFAS 146 prospectively as of December 30, 2002, the beginning of fiscal year 2003. Because the Company has not initiated any restructuring activity since its adoption, SFAS 146 has not had a material impact on the Company’s operating results.

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government cleanup activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made. (See Note 15.)

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

Derivative Financial Instruments.    The Company is subject to foreign currency risks for transactions denominated in yen and euros. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted yen and euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value, and are reflected in prepaid expenses and other current assets or accrued liabilities, with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income (loss) and subsequently recognized in cost of sales in the same period the hedged forecasted transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized in cost of sales, offsets the gain or loss on the hedged foreign currency assets, liabilities or firm commitments. As of December 26, 2004, the Company expects to reclassify the amount accumulated in other comprehensive income (loss) to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. Under this method, the Company includes the time value portion of the change in value of the currency forward contract in its effectiveness assessment. Any ineffective portion of the hedges is recognized currently in interest income and other, net, which has not been significant.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income (loss) will be reclassified into operations as a component of interest income and other, net.

Premiums paid for foreign currency forward and option contracts are immediately charged to operations.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, except for assets deemed to have been sold as part of the Spansion LLC transaction (see Note 3). Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to five years; building improvements, up to 26 years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

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

Product Warranties.    The Company offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers for all other microprocessor, Flash memory and embedded processor products. Under limited circumstances, the Company may offer an extended limited warranty to direct purchasers of Flash memory products or of microprocessor products that are intended for systems targeted at the commercial and embedded end markets.

Foreign Currency Translation/Transactions.    The functional currency of the Company’s foreign subsidiaries, except AMD Saxony Limited Liability Company & Co. KG (AMD Saxony), AMD Fab 36 LLC & Co. KG (AMD Fab 36 KG), and Spansion Japan, is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations, except for AMD Saxony, AMD Fab 36 KG, and Spansion Japan, whose functional currencies are their local currencies. The functional currency of AMD Saxony & Co. KG and AMD Fab 36 KG is the euro. The functional currency of Spansion Japan is the yen. Adjustments resulting from translating the foreign currency financial statements of AMD Saxony, AMD Fab 36 LLC & Co. KG, and Spansion Japan into the U.S. dollar are included as a separate component of accumulated other comprehensive income (loss). In addition, the gains or losses resulting from transactions denominated in currency other than the functional currencies are recorded in net income (loss). The aggregate exchange gain included in determining net income (loss) was $40 million in 2004, $88 million in 2003 and $31 million in 2002.

Guarantees.    The Company accounts for guarantees in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. However, this is limited to those guarantees issued or modified after December 31, 2002. The recognition of fair value is not required for certain guarantees such as the parent’s guarantee of a subsidiary’s debt to a third party or guarantees on product warranties. For those guarantees excluded from FIN 45’s fair value recognition provision, financial statement disclosures of their terms are made (see Note 12).

Foreign Grants and Subsidies.    The Company receives investment grants and allowances as well as interest subsidies under a Subsidy Agreement with the Federal Republic of Germany and the State of Saxony in connection with the construction and facilitization of Fab 30 in Dresden, Germany. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other agreement conditions. Accordingly, amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are being amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses through December of 2007.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements are met. In addition, the Company also receives investment grants and allowances in connection with the construction and facilitization of Fab 36 in Dresden, Germany. Accounting for these grants and allowances is similar to those for Fab 30.

Advertising Expenses.    Advertising expenses for 2004, 2003 and 2002 were approximately $225 million, $148 million and $199 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Net Income (Loss) Per Common Share.    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Potential dilutive common shares may include incremental shares that would be issued upon the assumed exercise of outstanding employee stock options and the shares issuable upon the assumed conversion of outstanding convertible notes and debentures. Basic and diluted net income per common share for 2004 were both 0.25 per share. Weighted-average common shares outstanding used to calculate basic net income per share were approximately 359 million and weighted average common shares used to calculate diluted net income per share were approximately 371 million, which included approximately 12 million incremental shares assuming exercise of outstanding employee stock options. Potential dilutive common shares of approximately 48.7 million for the year ended December 26, 2004, which were associated with the assumed conversion of outstanding convertible notes and debentures, were not included in the net income per common share calculation, as their inclusion would have been antidilutive. The Company incurred net losses for 2003 and 2002. Potential dilutive common shares of approximately 79.0 million and 27.4 million for the years ended December 28, 2003, and December 29, 2002, which included both shares issuable upon the assumed exercise of outstanding employee stock options and the assumed conversion of outstanding convertible notes and debentures, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income (loss):

	2004	2003
	(in thousands)
Net unrealized gains on available-for-sale securities, net of taxes of $1,010 in 2004 and $3,479 in 2003	$1,997	$6,139
Net unrealized gains on cash flow hedges, net of taxes of $0 in 2004 and $7,976 in 2003	30,200	18,022
Minimum Pension Liability	(3,874)	(3,874)
Cumulative translation adjustments	352,647	237,797
	$380,970	$258,084

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

	2004	2003	2002
	(In thousands except per share amounts)
Net income (loss)—as reported	$91,156	$(274,490)	$(1,303,012)
Plus: compensation expense recorded under APB 25	995	1,920	2,891
Less: SFAS 123 compensation expenses	(155,519)	(80,464)	(149,827)
Net income (loss)—pro forma	$(63,368)	$(353,034)	$(1,449,948)
Basic net income (loss) per common share—as reported	$0.25	$(0.79)	$(3.81)
Diluted net income (loss) per common share—as reported	$0.25	$(0.79)	$(3.81)
Basic net loss per common share—pro forma	$(0.18)	$(1.02)	$(4.24)
Diluted net loss per common share—pro forma	$(0.18)	$(1.02)	$(4.24)

New Accounting Pronouncements.    In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APB 25, and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. The Company is currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. Although the exact amount cannot be estimated at this time, the Company expects that the adoption of this statement will have a material effect on its financial statements.

NOTE 3:    Related-Party Transactions

The Company and Fujitsu Limited formed FASL LLC, later renamed Spansion LLC, effective June 30, 2003. Spansion LLC is headquartered in Sunnyvale, California, and its manufacturing, research and assembly operations are in the United States and Asia. As the Company has a 60 percent controlling equity interest in Spansion LLC, it began consolidating the results of Spansion LLC’s operations on June 30, 2003, the effective date of the transaction. The Company is accounting for the Spansion LLC transaction as a partial step acquisition and purchase business combination under the provision for SFAS 141, Business Combinations, and EITF Consensus No. 01-02, “Interpretations of APB Opinion No. 29.”

As part of the formation of Spansion LLC, both the Company and Fujitsu contributed their respective investments in Fujitsu AMD Semiconductor Limited, their former Manufacturing Joint Venture, (formerly referred to as FASL) to the new venture. As a result of this transaction, the Company acquired an incremental 10.008 percent controlling interest in the net assets of the Manufacturing Joint Venture (the difference between the Company’s 60 percent ownership of these net assets after their contribution to Spansion LLC and its previous 49.992 percent ownership in these same net assets prior to their contribution to Spansion LLC). Accordingly, the Company recorded its acquired incremental 10.008 percent interest in the Manufacturing Joint Venture’s contributed net assets based on the assets’ fair value on the effective date of the transaction. The remaining 89.992 percent interest in the Manufacturing Joint Venture’s net assets was recorded at historical carrying value.

The Company also contributed its Flash memory inventory, its manufacturing facility located in Austin, Texas (Fab 25), its Flash memory research and development facility in Sunnyvale, California, and its Flash memory assembly and test facilities in Thailand, Malaysia and Suzhou, China to Spansion LLC. The Company recorded its continuing 60 percent interest in these net assets at their historical carrying values. The remaining 40 percent interest in these net assets was treated as being sold to Fujitsu and, accordingly, 40 percent of the carrying values of these net assets were adjusted to and recorded based on the net assets’ fair value on the effective date of the transaction. During the fourth quarter of 2003, the Company completed its determination of the fair value of the assets and liabilities of Spansion LLC. The excess of the fair value of the net assets treated as sold over their historical carrying value was approximately $57 million. However, the gain of approximately six million dollars recognized by the Company and recorded in interest income and other, net, was limited to the excess of the fair value of the consideration received by the Company in the form of the Company’s 60 percent equity interest in Fujitsu’s contributions and the incremental 10.008 percent interest in the former Manufacturing Joint Venture’s net assets less direct costs of the transaction, over the 40 percent interest in the book value of the net assets contributed by the Company to Spansion LLC.

Fujitsu also contributed its Flash memory division to Spansion LLC, including related inventory, cash, and its Flash memory assembly and test facility in Malaysia. The Company is deemed to have acquired a 60 percent interest in the net assets contributed by Fujitsu and, accordingly, 60 percent of the carrying values of these net assets were recorded based on the net assets’ fair value. The remaining 40 percent interest in these net assets was recorded at historical carrying value.

As part of the transaction, the Company and Fujitsu entered into various service contracts with Spansion LLC. The Company will continue to provide, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to Spansion LLC. Under these contracts, Fujitsu will provide, among other things, certain information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to Spansion LLC’s manufacturing facilities in Japan. Fees earned by the Company and incurred by Spansion LLC for these services are eliminated in consolidation.

In connection with the above transaction, Fujitsu loaned Spansion LLC $40 million pursuant to a promissory note. The note has a term of three years and is repayable in four equal payments, on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The note bears interest at LIBOR plus four percent but in no event can the interest rate exceed seven percent (5.98 percent at December 26, 2004). Interest is payable quarterly.

The following table summarizes the final purchase price allocation to the assets and liabilities of Spansion LLC at June 30, 2003, the effective date of the transaction, including the fair values of the assets and liabilities attributable to the Manufacturing Joint Venture, the Company’s contributions and Fujitsu’s contributions. Upon consolidation, all amounts pertaining to Fujitsu’s interest in Spansion LLC are reported as minority interest on the accompanying financial statements. Management considered a number of factors, including independent appraisals and valuations, in determining the final purchase price allocation.

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

The intangible assets recorded consist of the estimated fair value of the manufacturing and product distribution contracts between Spansion LLC and the Company and Spansion LLC and Fujitsu, which are determined to have an estimated useful life of four years, as well as the estimated fair value of the assembled work force, which is reflected as goodwill. No value was assigned to in-process research and development because the Company and Fujitsu performed all research and development activities for the Manufacturing Joint Venture, and the Company and Fujitsu did not convey in-process technology rights to Spansion LLC. Additionally, Spansion LLC pays intellectual property royalties to the Company and Fujitsu for technological know-how used in its business operations at royalty rates deemed to approximate fair market values. No additional intangible assets were identified in connection with the transaction.

The following unaudited pro forma financial information includes the combined results of operations of the Company and the Manufacturing Joint Venture as though the Manufacturing Joint Venture had been consolidated by the Company at the beginning of the years ended December 28, 2003 and December 29, 2002. The historically reported operating results of the Manufacturing Joint Venture do not include Flash memory sales and related operating expenses recorded by Fujitsu’s former Flash memory operations in periods preceding June 30, 2003 because the information is not available to the Company. Depreciation and amortization expenses were estimated for the unaudited pro forma periods based on the amounts at which fixed and intangible assets were recorded at the acquisition date. Unaudited pro forma interest income and expense are not material and are not included in the unaudited pro forma financial information. On an unaudited pro forma basis, had the transaction occurred at the beginning of fiscal 2003, revenue, net loss and net loss per share for 2003 would have been $3.7 billion, $278 million and $0.80. On an unaudited pro forma basis, had the transaction occurred at the beginning of 2002, revenue, net loss and net loss per share for 2002 would have been $3.1 billion, $1.3 billion, and $3.77. These unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the transaction had been completed at the beginning of the periods indicated. The unaudited pro forma results are not necessarily indicative of future operating results.

In addition, the Manufacturing Joint Venture provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. Although these multiemployer plans continue to be administered by Fujitsu, the Company has assumed related pension liabilities. These plans cover Spansion Japan’s employees formerly assigned from Fujitsu and employees hired directly by Spansion Japan. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the year ended December 28, 2003, since the inception of Spansion LLC, the Company recorded an estimated pension cost of approximately $7 million and has recorded an estimated pension benefit obligation liability of approximately $26 million. For the year ended December 26, 2004, the Company recorded pension cost of approximately $7 million and as of December 26, 2004, the Company has recorded a pension benefit obligation liability of approximately $26 million. As of March 31, 2004, the date of the latest actuarial analysis of pension liability, the estimated projected benefit obligations under the plan related to Spansion Japan’s employees was approximately $41 million and the estimated total pension plan assets related to Spansion Japan’s employees were approximately $14 million.

The following table presents the significant related party transactions and account balances between the Company and the Manufacturing Joint Venture for the periods in which the former investment was accounted for under the equity method (through June 29, 2003):

	Six months ended June 29, 2003	Year ended December 29, 2002
Royalty income from Manufacturing Joint Venture	$24,611	$38,488
Purchases from Manufacturing Joint Venture	356,595	443,209
Sales to Manufacturing Joint Venture	222,570	25,780

The following is condensed unaudited financial data for the Manufacturing Joint Venture for periods through June 29, 2003:

	Six months ended June 29, 2003	Year ended December 29, 2002
Net sales	$565,037	$854,199
Gross profit (loss)	(12,955)	66,798
Operating income (loss)	(14,958)	63,099
Net income (loss)	(9,618)	5,051

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

As a result of the Spansion LLC transaction, Fujitsu became a related party of the Company effective June 30, 2003. The following tables present the significant transactions and account balances between the Company and Fujitsu for the year ended December 26, 2004 and from June 30, 2003 to December 28, 2003 and balances receivable from or payable to Fujitsu at December 26, 2004 and December 28, 2003, respectively:

	Year ended December 26, 2004	Six Months ended December 28, 2003
	(in thousands)
Sales to Fujitsu	$1,077,096	$448,940
Royalty expenses due to Fujitsu	18,080	8,672
Distributor commissions due to Fujitsu	67,996	29,706
Service fees due to Fujitsu	33,048	21,261

	December 26, 2004	December 28, 2003
	(in thousands)
Accounts receivable from Fujitsu	$165,994	$187,898
Accounts payable to Fujitsu	18,894	32,345
Accrued royalties to Fujitsu	8,180	7,805
Notes payable to Fujitsu	40,000	40,000

The royalty expense due to Fujitsu represents the payments from Spansion LLC for its use of Fujitsu’s intellectual property. The distributor commission expense due to Fujitsu represents the compensation that Spansion LLC pays to Fujitsu in connection with Fujitsu’s distribution of Spansion™ Flash memory products.

The Company’s transactions with Fujitsu are based on terms that are consistent with those of similar arms-length transactions executed with third parties.

NOTE 4:    Financial Instruments

Available-for-sale securities held by the Company as of December 26, 2004 and December 28, 2003 are as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(In thousands)
2004
Cash equivalents:
Time deposits	$129,918	$—	$—	$129,918
Federal agency notes	17,429	—	—	17,429
Money market funds	281,000	—	—	281,000
Commercial paper	364,219	—	—	364,219
Total cash equivalents	$792,566	$—	$—	$792,566
Short-term investments:
Corporate notes	$2,879	$—	$(322)	$2,557
Auction rate preferred stocks	274,625	—	—	274,625
Total short-term investments	$277,504	$—	$(322)	$277,182
Long-term investments:
Equity investments	$3,492	$3,161	$—	$6,653
Total long-term investments (included in other assets)	$3,492	$3,161	$—	$6,653
Grand Total	$1,073,562	$3,161	$(322)	$1,076,401
2003
Cash equivalents:
Time deposits	$240,340	$—	$(7)	$240,333
Federal agency notes	16,218	—	(36)	16,182
Money market funds	575,614	590	—	576,204
Total cash equivalents	$832,172	$590	$(43)	$832,719
Short-term investments:
Bank notes	$2,728	$246	$—	$2,974
Corporate notes	8,516	—	(334)	8,182
Auction rate preferred stocks	100,774	86	—	100,860
Federal agency notes	15,474	73	—	15,547
Total short-term investments	$127,492	$405	$(334)	$127,563
Long-term investments:
Equity investments	$7,765	$9,080	$—	$16,845
Total long-term investments (included in other assets)	$7,765	$9,080	$—	$16,845
Grand Total	$967,429	$10,075	$(377)	$977,127

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

All contractual maturities of the Company’s available-for-sale marketable securities at December 26, 2004 are within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

The Company realized net gains from the sale of available-for-sale securities of $7.5 million in 2004, $3.7 million in 2003 and $5.3 million in 2002.

At December 26, 2004 and December 28, 2003, the Company had approximately $14 million and $12 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that are included in other assets. The fair market value of these investments approximates their cost at December 26, 2004 and December 28, 2003.

On November 2, 2004, AMD Saxony prepaid the full amount outstanding under the Dresden Term Loan plus accrued and unpaid interest and a prepayment premium, and the Dresden Term Loan and related security agreements were terminated. The Company recognized a charge of approximately $14 million (included in interest income and other, net) associated with the prepayment of the Dresden Term Loan, which included the pre-payment premium of approximately $8.5 million and write-off of remaining capitalized financing costs of approximately $5.3 million.

Due to our repayment of amounts outstanding under the Dresden Term Loan on November 2, 2004 and the related termination of the Dresden Loan Agreements effective December 23, 2004, we are no longer required to maintain a compensating cash balance. Therefore, as of December 26, 2004, the Company’s compensating cash balance was zero as compared to $218 million as of December 28, 2003.

Fair Value of Other Financial Instruments.    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2004		2003
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(in thousands)
Long-term debt and capital leases:
Capital leases	$184,853	$183,406	$245,958	$244,641
Long-term debt (excluding capital leases)	1,674,243	2,172,113	1,846,982	1,846,982
Total long-term debt and capital leases	1,859,096	2,355,519	2,092,940	2,091,623
Less: current portion	230,828	230,855	193,266	192,725
Total long-term debt and capital leases, less current portion	$1,628,268	$2,124,664	$1,899,674	$1,898,898

The fair value of the Company’s accounts receivable and accounts payable approximate carrying value based on existing payment terms.

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

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from Fujitsu accounted for approximately 23 percent and 33 percent of total consolidated accounts receivable balance for fiscal 2004 and fiscal 2003. (See Note 3). Accounts receivable from the Company’s next largest customer accounted for 16 percent and 11 percent of total consolidated accounts receivable balance for fiscal 2004 and fiscal 2003. However, the Company does not believe the receivable balance from these customers represents a credit risk based on past collection experience. The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or corporate guarantees or advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties, or approximately $30 million, at December 26, 2004.

NOTE 6:    Income Taxes

The provision (benefit) for income taxes consists of:

	2004	2003	2002
	(in thousands)
Current:
U.S. Federal	$14,436	$(20,288)	$—
U.S. State and Local	—	—	—
Foreign National and Local	20,216	20,253	9,159
Total	34,652	(35)	9,159
Deferred:
U.S. Federal	—	7,090	9,757
U.S. State and Local	—	—	24,602
Foreign National and Local	(28,814)	(4,119)	1,068
Total	(28,814)	2,971	35,427
Provision for income taxes	$5,838	$2,936	$44,586

Pre-tax loss from foreign operations was $30 million in 2004 after elimination of minority interest. Pre-tax income from foreign operations was $120 million in 2003 after elimination of minority interest. Pre-tax loss from foreign operations was $17 million in 2002. The current U.S. Federal provision includes $8.6 million of income tax expense for dividends from foreign controlled corporations repatriated under the special one-time repatriation provisions of the American Jobs Creation Act of 2004.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 26, 2004 and December 28, 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryovers	$359,352	$393,076
Deferred distributor income	45,097	36,513
Inventory valuation	66,638	75,979
Accrued expenses not currently deductible	140,641	108,773
Investments	27,920	34,958
Federal and state tax credit carryovers	301,721	269,462
Other	99,135	68,949
Total deferred tax assets	1,040,504	987,710
Less: valuation allowance	(693,619)	(731,006)
	346,885	256,704
Deferred tax liabilities:
Property, plant and equipment	(189,665)	(212,326)
Capitalized interest	(14,333)	(24,610)
Unrealized gain on investments	(10,570)	—
Unrealized gain on balance sheet translation	(90,009)	—
Unremitted foreign earnings	—	(30,400)
Other	(52,599)	(42,561)
Total deferred tax liabilities	(357,176)	(309,897)
Net deferred tax assets (liabilities)	$(10,291)	$(53,193)

As of December 26, 2004 and December 28, 2003, non-current deferred tax assets of approximately $6 million and $2 million, respectively, were included in Other Assets on the Company’s condensed consolidated balance sheets. The change in net deferred taxes will not equal the deferred portion of the current year’s provision as a result of minority interest.

In 2004, the net valuation allowance decreased by $37 million primarily due to the utilization of net operating loss carryforwards. In 2003, the valuation allowance for deferred tax assets increased by $164 million to continue providing a valuation allowance against all of the Company’s net deferred tax assets in the United States. In 2002, the valuation allowance for deferred tax assets increased by $542 million to provide a valuation allowance against all of the Company’s net deferred tax assets. Approximately $62 million and $33 million of the valuation allowance for deferred tax assets as of December 26, 2004 and December 28, 2003, respectively, is for the stock option deduction arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized.

As of December 26, 2004, the Company had federal and state net operating loss carryforwards of approximately $930 million and $45 million, respectively. The Company also has foreign loss carryforwards of approximately $88 million. The Company also had federal and state tax credit carry-forwards of approximately $246 million and $86 million, respectively. The net operating loss and tax credit carry-forwards will expire at various dates beginning in 2005 through 2024, if not utilized.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

(In thousands except percent)	Tax	Rate
2004
Statutory federal income tax expense	$33,948	35.0%
State taxes, net of federal benefit	—	0.0%
Foreign income at other than U.S. rates	(20,689)	-21.3%
Foreign losses not benefited	22,482	23.1%
Benefit for net operating losses utilized	(38,513)	-39.7%
Tax on repatriated dividends	8,610	8.9%
Other	—	—
	$5,838	6.0%
2003
Statutory federal income tax expense	$(97,113)	-35.0%
State taxes, net of federal benefit	—	0.0%
Foreign income at other than U.S. rates	(21,579)	-7.7%
Net operating losses not currently benefited	118,464	42.7%
Other	3,164	1.1%
	$2,936	1.1%
2002
Statutory federal income tax expense	$(442,611)	-35.0%
State taxes, net of federal benefit	24,602	1.9%
Net operating losses not currently benefited	462,595	36.6%
Other	—	—
	$44,586	3.5%

The Company has made no provision for U.S. income taxes on approximately $500 million of cumulative undistributed earnings of certain foreign subsidiaries through December 26, 2004 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $104 million.

NOTE 7:    Debt

Revolving Credit Facilities

AMD Revolving Credit Facility

The Company’s revolving credit facility provides for a secured revolving line of credit of up to $100 million that expires in July 2007. The Company can borrow, subject to amounts set aside by the lenders, up to 85 percent of the Company’s eligible accounts receivable from OEMs and 50 percent of its eligible accounts receivable from distributors. As of December 26, 2004, no borrowings were outstanding under this revolving credit facility.

Pursuant to the terms of this revolving credit facility, the Company has to comply, among other things, with the following financial covenants if its net domestic cash (as defined in the revolving credit facility) declines below $125 million:

•	restrictions on the Company’s ability to pay cash dividends on its common stock;

•	maintain an adjusted tangible net worth (as defined in the revolving credit facility) as follows:

Measurement Date	Amount
(in millions)
Last day of each fiscal quarter in 2004	$1,425
Last day of each fiscal quarter in 2005	$1,850
Last day of each fiscal quarter thereafter	$2,000

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) according to the following schedule:

Period	Amount
(in millions)
Four fiscal quarters ending December 31, 2004	$950
Four fiscal quarters ending March 31, 2005 and on each fiscal quarter thereafter	$1,050

As of December 26, 2004, net domestic cash, as defined, totaled $831 million and the preceding financial covenants were not applicable. The Company’s obligations under the revolving credit facility are secured by all of its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion LLC’s accounts receivable, inventory and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan Limited, a subsidiary of Spansion LLC, entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $145 million as of December 26, 2004). Spansion Japan can draw under the facility until March 24, 2005.

The revolving facility consists of two tranches: tranche A, in the aggregate amount of up to nine billion yen (approximately $87 million as of December 26, 2004), and tranche B, in the aggregate amount of up to six billion yen (approximately $58 million as of December 26, 2004). However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders. As of December 26, 2004, there were no borrowings outstanding under this facility.

Amounts borrowed under tranche A bear interest at a rate of TIBOR plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A before drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2005.

Pursuant to the terms of the revolving facility agreement, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $579 million as of December 26, 2004) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of $213 million as of the last day of fiscal year 2004; and

•	ensure that, as of the last day of each of the third and fourth quarter of 2004, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120%.

As of December 26, 2004, Spansion Japan was in compliance with these financial covenants.

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

Amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $2 million as of December 26, 2004), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: filings or proceedings in bankruptcy, default by Fujitsu with respect to payments to Spansion Japan or other obligations under their purchase and sale agreement, or default by Fujitsu with respect to other third-party indebtedness where such debt exceeds one billion yen (approximately $10 million as of December 26, 2004). As of December 26, 2004, the amount of accounts receivable held in the trust was approximately $166 million.

Because most amounts under the Spansion Japan Revolving Loan are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. The Company used the exchange rate at December 26, 2004 of 103.62 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations for the years ended 2004 and 2003 consist of:

	2004	2003
	(in thousands)
4.75% Debentures	$500,000	$500,000
4.50% Notes	201,500	402,500
7.75% Notes	600,000	—
Term loan under the Dresden Loan Agreement	—	664,056
Repurchase Obligations to Fab 36 Partners	121,931	—
July 2003 Spansion Term Loan	44,599	72,500
Spansion Japan Term Loan	127,389	167,926
Fujitsu Cash Note (see Note 3)	40,000	40,000
AMD Penang Term Loan	6,325	—
Spansion China Loan	32,499	—
Obligations under capital leases	184,853	245,958
	1,859,096	2,092,940
Less: current portion	230,828	193,266
Less: Fujitsu cash note	30,000	40,000
Long-term debt and capital lease obligations, less current portion	$1,598,268	$1,859,674

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, the Company issued $500 million of its 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on August 1, 2008, August 1, 2011 and August 1, 2016 to a rate equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate will not be less than 4.75 percent and will not exceed 6.75 percent. Holders have the right to require the Company to repurchase all or a portion of its 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require the Company to repurchase the 4.75% Debentures in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into the Company’s common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of the Company’s common stock. Issuance costs incurred in the amount of approximately $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by the Company for cash at its option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that the Company may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of its common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

The Company may elect to purchase or otherwise retire its 4.75% Debentures with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes that market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, the Company issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes are redeemable by the Company at the Company’s option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that the Company may not redeem the 4.50% Notes unless the last reported sale price of its common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on December 4, 2005 through November 30, 2006	101.800%
Beginning on December 1, 2006 through November 30, 2007	100.900%
On December 1, 2007	100.000%

The 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the 4.50% Notes will be convertible into approximately 135 shares of its common stock. Issuance costs incurred in the amount of approximately $12 million are amortized ratably, over the term of the 4.50% Notes, as interest expense, approximating the effective interest method.

Holders have the right to require the Company to repurchase all or a portion of its 4.50% Notes in the event that the Company undergoes specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

On October 22, 2004, the Company exchanged $70 million of its 4.50% Notes plus accrued and unpaid interest, for 10,550,000 shares of the Company’s common stock. On November 8, 2004, the Company exchanged $60 million of its 4.50% Notes for 8,748,612 shares of the Company’s common stock. On November 18, 2004, the Company exchanged $71 million of its 4.50% Notes for 10,092,649 shares of the Company’s common stock. As a result of these transactions, the Company recognized a charge of approximately $32 million, which represented the difference between the fair value of the shares issued in the transactions and the fair value of shares issuable pursuant to the original conversion terms of the 4.50% Notes (see Note 8).

The Company may elect to purchase or otherwise retire the remainder of its 4.50% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes that market conditions are favorable to do so. Such purchases may have a material effect on its liquidity, financial condition and results of operations.

7.75% Senior Notes Due 2012

On October 29, 2004, the Company issued $600 million of 7.75% Senior Notes due 2012 (the 7.75% Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company used the net proceeds from the sale of the 7.75% Notes plus existing cash to prepay the full amount outstanding under the Dresden Term Loan, including accrued and unpaid interest and a prepayment premium. See “Dresden Term Loan and Dresden Term Loan Guarantee,” below. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, the Company may redeem some or all of the 7.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the agreement. Thereafter, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

Holders have the right to require the Company to repurchase all or a portion of its 7.75% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 7.75% Notes at a repurchase price of 101% of the principal amount plus accrued and unpaid interest.

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries, which include all of the Company’s subsidiaries except Spansion LLC and its subsidiaries, from:

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

The Company also entered into a registration rights agreement with the initial purchasers of the 7.75% Notes, which granted the holders certain exchange and registration rights with respect to the 7.75% Notes. The Company agreed to:

•	file a registration statement within 90 days after October 29, 2004 enabling holders to exchange 7.75% Notes for publicly registered notes with substantially identical terms;

•	use commercially reasonable efforts to cause the registration statement to become effective within 180 days after October 29, 2004;

•	use commercially reasonable efforts to effect an exchange offer of the 7.75% Notes for registered notes within 225 days after October 29, 2004; and

•	file a shelf registration statement for the resale of the 7.75% Notes if the Company cannot effect the exchange offer within the time periods listed above.

If the Company does not meet these deadlines, additional interest of 0.25% per instance will be paid on the 7.75% Notes until the obligations under the registration rights agreement are fulfilled. On January 20, 2005, the Company filed a registration statement on Form S-4 in order to enable holders to exchange the outstanding 7.75% Notes for publicly registered notes with substantially identical terms.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

Dresden Term Loan and Subsidy

AMD Saxony Limited Liability Company & Co. KG, (AMD Saxony, formerly known as AMD Saxony Manufacturing GmbH), an indirect wholly owned German subsidiary of AMD, continues to facilitize Fab 30, which began production in the second quarter of 2000. AMD, the Federal Republic of Germany, the State of Saxony, and a consortium of banks are providing financing for the project.

In March 1997, AMD Saxony entered into a loan agreement and other related agreements (the Dresden Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, in order to finance the project.

Because most of the amounts under the Dresden Loan Agreements are denominated in deutsche marks (converted to euros), the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate that was permanently fixed on January 1, 1999, of 1.95583 deutsche marks to one euro for the conversion of deutsche marks to euros, and then used exchange rate as of December 26, 2004, of 0.739 euro to one U.S. dollar to translate the amounts denominated in deutsche marks into U.S. dollars.

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

The Dresden Loan Agreements require that the Company partially fund Fab 30 project costs in the form of subordinated and revolving loans to, or equity investments in, AMD Saxony. In accordance with the terms of the

Dresden Loan Agreements, as of December 26, 2004 the Company had provided $192 million of subordinated loans and $286 million of equity investments in AMD Saxony. These amounts have been eliminated in our consolidated financial statements.

In addition to support from the Company, the consortium of banks referred to above made available approximately $1.0 billion in loans to AMD Saxony to help fund Fab 30 project costs. The loans have been fully drawn. On November 2, 2004, AMD Saxony prepaid the full amount outstanding under the Dresden Term Loans plus accrued and unpaid interest and a prepayment premium. The Dresden Loan Agreements were terminated effective December 23, 2004. The Company recognized an approximately $14 million loss (included in interest income and other, net) associated with the prepayment of the Dresden Term Loan, which included the prepayment premium of approximately $8.5 million and write-off of remaining capitalized financing costs of approximately $5.3 million.

Under the Dresden Loan Agreements, AMD Saxony and its limited partners were prevented from paying dividends or making other payments to us. In addition, the Dresden Loan Agreements, as amended, also required that the Company:

•	provide interim funding to AMD Saxony if either the remaining capital investment grants and allowances or the remaining interest subsidies are delayed, such funding to be repaid to AMD, as AMD Saxony receives the investment grants and allowances or subsidies from the State of Saxony and the Federal Republic of Germany;

•	fund shortfalls in government subsidies resulting from any default under the Subsidy Agreement caused by AMD Saxony or its affiliates; and

•	guarantee up to 50 percent of AMD Saxony’s obligations under the Dresden Loan Agreements, which guarantee must not be less than $151 million or more than $406 million, until the bank loans are repaid in full.

Due to the full repayment of the outstanding amount under the Dresden Term Loan on November 2, 2004 and the termination of the Dresden Loan Agreements effective December 23, 2004, the above restrictions were no longer effective as of December 26, 2004.

Pursuant to a Subsidy Agreement the Federal Republic of Germany and the State of Saxony are supporting the Fab 30 project, in accordance with the Dresden Loan Agreements, in the form of:

•	guarantees equal to 65 percent of the amount outstanding under the Dresden Term Loan, which was zero as of December 26, 2004;

•	capital investment grants and allowances totaling approximately $493 million as of December 26, 2004; and

•	interest subsidies totaling $208 million as of December 26, 2004.

Of these amounts, AMD Saxony received approximately $411 million in capital investment grants and allowances and $153 million in interest subsidies through December 26, 2004. AMD Saxony also received $58 million in research and development subsidies through December 26, 2004. Amounts received under the Subsidy Agreement are recorded as a long-term liability on the Company’s financial statements and are amortized to operations ratably over the contractual life of the Subsidy Agreement as a reduction to operating expenses. As of December 26, 2004, these amounts were being amortized ratably through December 2007. AMD Saxony has received substantially all investment grants and allowances and interest subsidies to which it is entitled. Noncompliance with the conditions of the grants, allowances and subsidies contained in the Subsidy Agreement could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

Under the original Subsidy Agreement, AMD Saxony undertook to attain a certain employee headcount by December 2003 and to maintain such headcount until December 2008. In April 2004, the German governmental authorities advised AMD Saxony that rather than maintaining employee headcount attained by December 2003 through December 2008, it would be required to maintain employee headcount attained as of December 2002 through December 2007. Beginning in April 2004, the Company adjusted the quarterly amortization of the grants and allowances until December 2007.

In December 2002, AMD Saxony reduced its anticipated employment levels as a result of the 2002 Restructuring Plan. Consequently, as of December 26, 2004, headcount was below the level agreed to by AMD Saxony at which AMD Saxony would be entitled to receive the maximum amount of capital investment grants and allowances available. Although the maximum amount of capital investment grants and allowances available under the Subsidy Agreement was reduced from $563 million to approximately $493 million, this reduction did not result in a repayment of capital investment grants and allowances already received. The Company adjusted the quarterly amortization of these amounts accordingly.

Sachsische Aufbaubank GmbH, (the SAB) an entity acting on behalf of the Free State of Saxony, requested that AMD Saxony exchange investment grants that it had previously received in the amount of approximately $101 million for an equivalent amount of investment allowances. AMD Saxony has agreed to repay these investment grants in 2005. AMD Saxony will receive the corresponding amount of investment allowances from the German tax authorities. There is no right of setoff between these two amounts because investment grants are co-financed by the State of Saxony and the Federal Republic of Germany whereas investment allowances are financed only by the Federal Republic of Germany. Accordingly, as of December 26, 2004, the Company recorded a receivable for the investment allowances and a payable in a corresponding amount for the investment grants. The receivable and payable are included in prepaid expenses and other current assets and accrued liabilities on the consolidated balance sheets. The Company believes that the exchange will not have an impact on its operating results and cash flows.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

The Company is facilitizing its new 300-millimeter wafer fabrication facility, Fab 36, in Dresden, Germany, which is located adjacent to Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. The Company controls the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. Accordingly, AMD Fab 36 KG is an indirect consolidated subsidiary of the Company. The Company expects that Fab 36 will produce future generations of its microprocessor products, and that it will be in volume production in 2006. AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. The Company also anticipates receiving up to approximately $735 million in grants and allowances from federal and state German authorities for the Fab 36 project. The Company expects that capital expenditures for Fab 36 through 2007 will be approximately $2.5 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	Equity contributions from the Company of $792 million under the partnership agreements, revolving loans from the Company of up to approximately $1.0 billion, a guarantee from the Company for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of up to approximately $433 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $947 million from a consortium of banks;

•	up to approximately $735 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 26, 2004, the Company had contributed $248 million of equity in AMD Fab 36 KG and no loans were outstanding. These amounts have been eliminated in its consolidated financial statements.

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of the Company’s limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of the Company’s limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership has been established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $947 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.4 billion. The Company currently anticipates that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, the Company pledged its equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. (See Note 12). AMD also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of the Company’s and its subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of December 26, 2004, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $792 million, Leipziger Messe agreed to provide an aggregate of $271 million and Fab 36 Beteiligungs agreed to provide an aggregate of $162 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.7 million to Leipziger Messe and a premium of $2.8 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $108 million in annual 25 percent installments commencing one year after Leipziger Messe has completed its limited partnership and silent partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $81 million in annual 20 percent installments commencing in October 2005.

For accounting and financial reporting purposes under U.S. generally accepted accounting principles, the Company classified the silent partnership contributions as debt, based on their fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, the Company increases the carrying value of this debt towards its ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. The Company is classifying this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs are subject to the put and call provisions referenced above. These contributions are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, the Company initially recorded these contributions as minority interest, based on their fair value. Each accounting period, the Company increases the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company is classifying this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 26, 2004, AMD Fab 36 KG received $122 million of silent partnership contributions and $128 million of limited partnership contributions from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from the Company and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $735 million.

As of December 26, 2004, AMD Fab 36 KG received cash allowances of $5 million for investments made in 2003 and cash grants of $25 million for investments made in 2003 and 2004.

The Fab 36 Loan Agreements also require that the Company:

•	provides funding to AMD Fab 36 KG if cash shortfalls occur, including funding shortfalls in government subsidies resulting from any defaults caused by AMD Fab 36 KG or its affiliates; and

•	guarantees 100 percent of AMD Fab 36 KG’s obligations under the Fab 36 Loan Agreements until the bank loans are repaid in full.

Under the Fab 36 Loan Agreements, AMD Fab 36 KG, AMD Fab 36 Holding and AMD Fab 36 Admin are generally prevented from paying dividends or making other payments to the Company. In addition, AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if the Company or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

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

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under our loan agreements, including the indentures governing the Company’s 4.75% Debentures, 4.50% Notes and 7.75% Notes. The Company cannot assure that it would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on the Company.

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, the Company reports these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. The Company used the exchange rate at December 26, 2004, of 0.739 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts for limited partnership and other equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through December 26, 2004, the Company used historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

July 2003 Spansion Term Loan and Guarantee

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 5.98 percent at December 26, 2004. Repayment occurs in equal, consecutive, quarterly principal and interest installments ending in September 2006. As of December 26, 2004, $45 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for its guarantee obligations, the Company granted a security interest in certain of its assets, including its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Pursuant to the terms of the July 2003 Spansion Term Loan, Spansion LLC is required to comply with the following financial covenants during an enhanced covenant period, which occurs if either Spansion LLC’s net domestic cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $130 million:

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

In addition, during an enhanced covenant period, Spansion LLC is restricted in its ability to pay cash dividends to the Company or Fujitsu.

As of December 26, 2004, Spansion LLC’s net domestic cash balance was $119 million and its net worldwide cash balance was $196 million. Because Spansion LLC was not in an enhanced covenant period, the preceding financial covenants were not applicable.

Spansion Japan Term Loan and Guarantee

As a result of the formation of Spansion LLC (see Note 3), the third-party loans of the Manufacturing Joint Venture were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.98 percent as of December 26, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of December 26, 2004, $127 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement. Also, Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. The Company agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. Pursuant to the terms of the Spansion Japan Term Loan, Spansion Japan is required to comply with the following financial covenants:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $579 million based on the exchange rate as of December 26, 2004);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in millions)
Fiscal year 2004	$221
Fiscal year 2005	$204
Fiscal year 2006	$188

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than:

Period	Percentage
Third and fourth fiscal quarters of 2004	120%
Fiscal year 2005	120%
Fiscal year 2006	120%

As of December 26, 2004, Spansion Japan was in compliance with these financial covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rate as of December 26, 2004 of 103.62 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

AMD Penang Term Loan

On January 29, 2004, the Company’s subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of December 26, 2004) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 26, 2004 was approximately $6 million.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion LLC, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $14.5 million as of December 26, 2004). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each drawdown. As of December 26, 2004, Spansion China had fully drawn on the loans.

Capital Lease and Sale Leaseback Transactions

On July 16, 2003, Spansion Japan entered into a sale-leaseback transaction for certain equipment with a third-party financial institution in the amount of 12 billion yen (approximately $100 million on July 16, 2003) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $168 million. As the term on the leaseback transaction was more than 75 percent of the remaining estimated economic lives of the equipment, the Company is accounting for the transaction as a capital lease. The Company recognized an immediate loss of $16 million on the transaction due to the fact that the estimated fair market value of the equipment was less than its net book value at the time of the transaction. The Company also recorded a deferred loss of approximately $52 million, which is being amortized over the term of the lease in proportion to the amortization of the underlying leased assets. The Company guaranteed 50 percent of the outstanding obligations under the lease arrangement (see Note 12). As of December 26, 2004, the outstanding lease obligation under this agreement was approximately $60 million. In addition, Spansion LLC and its subsidiaries also entered into other capital lease and leaseback transactions. These transactions did not result in significant gain or loss. Accordingly, as of December 26, 2004, Spansion LLC had aggregate outstanding capital lease obligations of approximately $184 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2007. Leased assets consist principally of machinery and equipment. The Company has guaranteed approximately $87 million of Spansion LLC’s aggregate outstanding capital lease obligations as of December 26, 2004 (see Note 12).

The gross amount of assets recorded under capital leases totaled approximately $361 million and $335 million as of December 26, 2004 and December 28, 2003, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $158 million and $83 million as of December 26, 2004 and December 28, 2003.

For each of the next five years and beyond, the Company’s debt and capital lease payment obligations are:

	Long-term debt (Principal only)	Capital leases	Total
	(in thousands)
2005	$134,081	$103,205	$237,286
2006	121,362	84,698	206,060
2007	264,183	4,861	269,044
2008	27,941	212	28,153
2009	26,676	—	26,676
Beyond 2010	1,100,000	—	1,100,000
Total	1,674,243	192,976	1,867,219
Less: amount representing interest	—	8,123	8,123
Total at present value	$1,674,243	$184,853	$1,859,096

NOTE 8:    Interest Income and Other, Net & Interest Expense

Interest Income and Other, Net

	2004	2003	2002
	(in thousands)
Interest income	$18,013	$19,702	$35,390
Other income (loss), net	(49,163)	1,414	(3,258)
	$(31,150)	$21,116	$32,132

Other income (loss), net in 2004 included a charge of approximately $32 million related to a series of transactions pursuant to which the Company exchanged $201 million of its 4.50% Notes for its common stock. The charge represented the difference between the fair value of the common stock issued in the transactions and the fair value of the common stock issuable pursuant to the original conversion terms of the 4.50% Notes. In addition, other income (loss), net in 2004 included a charge of approximately $14 million in connection with the prepayment of the Dresden Term Loan. Other income (loss), net, in 2004 also included a loss of approximately $6 million during the second quarter of 2004 as a result of the mark-to-market of certain of foreign currency forward contracts being used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges. In addition, other income (loss), net, in 2004 included a gain of $7.5 million from sale of available-for-sale investments, compared to a gain of $3.7 million in 2003.

Other income (loss), net, in 2003 included a gain of approximately $6 million resulting from the partial sale of assets in connection with the formation of Spansion LLC (see Note 3), and $2.3 million in charges for other-than-temporary declines in the Company’s equity investments as compared to $4.7 million in 2002.

Interest Expense

	2004	2003	2002
	(in thousands)
Total interest charges	$121,726	$111,433	$82,060
Less: interest capitalized	(9,398)	(1,473)	(10,711)
Interest expense	$112,328	$109,960	$71,349

In 2004 and 2003, interest expense consisted primarily of interest incurred under the Dresden Loan Agreements, interest on the Company’s 4.75% Debentures issued in January 2002 and 4.50% Notes issued in

November 2002, interest on the July 2003 Spansion Term Loan and interest on other Spansion LLC’s long-term debt and capital lease obligations. In 2002, interest expense consisted primarily of interest incurred under the Dresden Loan Agreements and interest on the Company’s 4.75% Debentures issued in January 2002. The Company also capitalized interest during 2004 of $9 million in connection with its Fab 36 construction activities in Dresden, Germany.

NOTE 9:    Segment Reporting

Management reviews and assesses operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment. Prior to the third quarter of 2003, the Company had two reportable segments, the Core Products and Foundry Services segments. Primarily as a result of the formation of Spansion LLC, during the third quarter of 2003, the Company re-evaluated its reportable segments under SFAS 131.

The Company changed its reportable segments to: the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products. In addition, in the fourth quarter of 2004, the Company began presenting its Personal Connectivity Solutions operating segment as a separate reportable segment because the operating loss from this operating segment exceeded 10 percent of the combined profit of all its operating segments, and therefore this operating segment became a reportable segment under the requirements of Statement of Financial Standards 131, “Segment Reporting.” Previously, the Company included the Personal Connectivity Solutions operating segment in its All Other category. The Personal Connectivity Solutions segment includes primarily low power, high performance x86 and MIPS architecture-based embedded microprocessors. In addition to these three reportable segments, the Company also has the All Other category, which is not a reportable segment and includes certain operating expenses and credits that are not allocated to the operating segments. All other revenues in 2003 and 2002 were derived from foundry services which were discontinued in 2002.

Prior period segment information has been reclassified to conform to the current period presentation. However, because Spansion LLC did not exist prior to June 30, 2003, the Company’s results of operations for prior periods did not include the consolidation of Spansion LLC’s operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 26, 2004 is not comparable to the reclassified segment information for the prior periods presented.

The following table is a summary of operating income (loss) by segment and category for 2004, 2003 and 2002.

	2004	2003	2002
	(in thousands)
Computation Products
Net sales	$2,527,674	$1,959,759	$1,756,016
Operating income (loss)	302,798	(23,194)	(660,596)
Memory Products
Net sales	2,342,542	1,418,948	740,895
Operating income (loss)	34,906	(189,552)	(159,585)
Personal Connectivity Solutions Products
Net sales	131,219	140,359	165,953
Operating income (loss)	(71,632)	(14,283)	(25,453)
All Other
Net sales	—	102	34,165
Operating income (loss)	(44,263)	(6,355)	(379,752)
Total
Net sales	5,001,435	3,519,168	2,697,029
Operating income (loss)	221,809	(233,384)	(1,225,386)
Interest income and other, net	(31,150)	21,116	32,132
Interest expense	(112,328)	(109,960)	(71,349)
Minority interest in loss of subsidiary	18,663	44,761	—
Provision for income taxes	5,838	2,936	44,586
Equity in net income of Manufacturing Joint Venture	—	5,913	6,177
Net income (loss)	$91,156	$(274,490)	$(1,303,012)

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

The following table summarizes sales for each of the three years ended December 26, 2004 and long-lived assets by geographic areas as of the two years ended December 26, 2004:

	2004	2003		2002
	(in thousands)
Sales to external customers:
United States(1)	$1,037,924	$720,679		$736,566
Japan	1,084,465	575,479		251,673
Korea	167,130	316,893		339,740
China	464,373	—	(2)	—	(2)
Europe	1,312,613	1,179,474		945,836
Other Countries	934,930	726,643		423,214
	$5,001,435	$3,519,168		$2,697,029
Long-lived assets:
United States	$982,191	$1,045,194
Germany	1,983,032	1,530,687
Japan	882,109	974,473
Other Countries	386,475	298,138
	$4,233,807	$3,848,492
(1)	Includes an insignificant amount of sales in Canada.
(2)	Breakdown was not available in 2002 and 2003. Sales to China in 2002 and 2003 were included in sales to Other Countries.

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers comprising distributors and OEMs of computer and communications equipment. In 2004, gross sales to one of the Company’s distributors was approximately $631 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from this customer was primarily attributable to the Computation Products segment. In 2004, gross sales to Fujitsu were approximately $1.1 billion, which accounted for approximately 22 percent of the Company’s consolidated gross sales. The revenue from Fujitsu was primarily attributable to the Memory Products segment, although Fujitsu is also an OEM customer with respect to the Company’s Computation Products segment. In 2003, gross sales to one of the Company’s distributors was approximately $458 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from this customer was primarily attributable to the Computation Products segment. In 2003, gross sales to Fujitsu were approximately $449 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from Fujitsu was primarily attributable to the Memory Products segment, although Fujitsu is also an OEM customer with respect to the Company’s Computation Products segment. No distributor accounted for ten percent or more of consolidated gross sales in 2002. Other than Fujitsu who is both an OEM and distributor customer, no OEM customer accounted for more than ten percent of consolidated gross sales in 2003 and 2002.

NOTE 10:    Stock-Based Incentive Compensation Plans

Equity Incentive Program Description.    The Company’s stock option programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by its Board of Directors. Stock options available for grant under the Company’s equity compensation plans that were in effect before April 29, 2004, (the Prior Plans), including those that were not approved by the Company’s stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards are made only from the 2004 Plan. Under the Company’s Prior Plans key employees generally were, and under the 2004 Plan key employees generally are, granted nonqualified stock options (NSOs) to purchase its common stock. Generally, options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. Any incentive stock options (ISOs) granted under the Prior Plans or the 2004 Plans have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant. Under the 2004 Plan, the Company has also granted awards of restricted stock. The purchase price for an award of restricted stock is $0.01 per share. Restricted stock can be granted to any employee or consultant. Restricted stock that vests based on continued service does not fully vest for three years from the date of grant. Restricted stock that vests based on performance does not vest for at least one year from the date of grant.

On June 27, 2003, the Company filed a Tender Offer Statement with the SEC and made an offer, which was approved by the Company’s stockholders to exchange certain stock options to purchase shares of common stock outstanding under eligible option plans and held by eligible employees, for replacement options to be granted no sooner than six months and one day from the cancellation of the surrendered options. The offer to exchange expired on July 25, 2003. Options to purchase approximately 19 million shares of the Company’s common stock were tendered for exchange and cancelled on July 28, 2003. On January 30, 2004, the Company granted options to purchase approximately 12 million shares of the Company’s common stock at an exercise prices which represented the closing price of the Company’s common stock on that date, in exchange for options cancelled. The Company did not record compensation expense as a result of the exchange.

The following table summarizes stock option activity and related information for the fiscal years presented:

	2004		2003		2002
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(Shares in thousands)
Options:
Outstanding at beginning of year	40,969	$12.92	60,408	$18.58	52,943	$20.44
Granted	26,121	14.54	5,575	9.46	11,829	5.62
Canceled	(3,425)	23.20	(22,642)	27.69	(3,413)	20.34
Exercised	(9,981)	10.08	(2,372)	7.86	(951)	6.23
Outstanding at end of year	53,684	$13.58	40,969	$12.92	60,408	$18.58
Exercisable at end of year	32,250	$13.72	28,624	$13.66	33,807	$19.55
Available for grant at beginning of year	29,613		13,019		21,146
Available for grant at end of year	23,901		29,613		13,019

The following table summarizes information about options outstanding as of December 26, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(Shares in thousands)
$ 0.01 – $ 9.56	14,609	5.41	$7.57	11,511	$7.73
$ 9.57 – $ 14.64	15,842	7.21	12.88	6,153	12.47
$14.65 – $ 15.50	14,653	6.50	14.98	8,063	14.87
$15.55 – $ 45.50	8,580	6.03	22.69	6,523	24.03
$ 0.01 – $ 45.50	53,684	6.34	$13.58	32,250	$13.72

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. As of December 26, 2004, 4,603,182 common shares remained available for issuance under the plan. A summary of stock purchased under the plan for the specified fiscal years is shown below:

	2004	2003	2002
	(in thousands)
Aggregate purchase price	$24,345	$17,060	$23,488
Shares purchased	2,151	3,414	3,177

The weighted-average fair value of rights granted under the Company’s ESPP during 2004, 2003 and 2002 were $2.66, $4.86 and $2.26 per share.

Restricted Stock Awards.    In 1998, the Company adopted the 1998 Stock Incentive Plan under which the Company was authorized to issue two million shares of common stock to employees who are not covered by Section 16 of the Securities Exchange Act of 1934, as amended, subject to terms and conditions determined at the discretion of the Company’s Board of Directors. As of December 26, 2004, the Company canceled agreements covering 48,291 shares without issuance and the Company had issued 370,524 shares pursuant to prior agreements. As of December 26, 2004, there are no awards outstanding and no shares available for future grants. Activity under this plan is included in the accompanying tables summarizing activity under the Company’s employee stock plans.

Under its 2004 Plan, the Company is authorized to issue nine million shares of common stock to employees as restricted stock or as stock options with an exercise price of no less than 85% of fair market value on the date of grant. As of December 26, 2004, the Company issued 43,000 shares of restricted stock under this plan. Compensation expense recognized for these shares is not significant.

Shares Reserved for Issuance.    The Company had a total of approximately 28,504,077 shares of common stock reserved as of December 26, 2004 for issuance under employee stock option plans and the ESPP, including restricted stock awards.

Stock-Based Compensation—Pro Forma Disclosures.    For pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2004	2003	2002	2004	2003	2002
Expected life (years)	3.68	3.27	3.17	0.25	0.25	0.25
Expected stock price volatility	78.33%	82.91%	84.68%	45.21%	63.66%	99.00%
Risk-free interest rate	2.74%	1.99%	2.93%	1.69%	1.49%	1.87%

The Company granted a total of 25,999,480 stock-based awards during 2004 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $14.56 and $8.20. The Company granted a total of 80,265 stock-based awards during 2004 with exercise prices greater than the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $14.54 and $6.34. The Company granted 41,000 stock-based awards in 2004 at less than the closing price of its common stock on the grant date, excluding 43,000 shares of restricted stock granted in 2004 at less than closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $1.39 and $13.61.

The Company granted a total of 5,566,484 stock-based awards during 2003 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.46 and $5.67. The Company granted a total of 8,745 stock-based awards during 2003 with exercise prices greater than the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.54 and $4.05. The Company did not grant stock-based awards during 2003 with exercise prices less than the closing price of its common stock on the grant date.

The Company granted a total of 11,527,551 stock-based awards during 2002 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $9.86 and $5.48. The Company granted a total of 114,980 stock-based awards during 2002 with exercise prices greater than the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $12.73 and $5.89. The Company granted a total of 186,157 stock-based awards during 2002 with exercise prices less than the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $0.08 and $13.70.

NOTE 11:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Board of Directors may authorize quarterly contributions. All employees who have worked with the Company for three months or more are eligible to participate in this program. Profit sharing expense was approximately $14 million in 2004 and $4 million in 2003. There was no profit sharing expense in 2002.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $12 million in 2004, $10 million in 2003 and $14 million in 2002.

NOTE 12:    Commitments and Guarantees

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements that expire at various dates through 2032. The Company also leases certain of its manufacturing and office equipment for terms ranging from one to five years. Rent expense was approximately $63 million, $53 million and $65 million in 2004, 2003 and 2002, respectively.

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including facilities vacated in connection with restructuring activities, and unconditional commitments to construct the 300-millimeter wafer fabrication facility and purchase manufacturing supplies and services are as follows:

	Operating leases	Purchase commitments
	(in thousands)
2005	$76,865	$281,662
2006	63,812	205,951
2007	51,007	209,301
2008	44,547	183,774
2009	39,071	43,074
Beyond 2009	155,552	357,438
	$430,854	$1,281,200

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 26, 2004, were approximately $431 million, of which $106 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 14.)

The Company, in the normal course of business, entered into purchase commitments for manufacturing supplies and services. Total non-cancelable purchase commitments as of December 26, 2004, were approximately $1.3 billion for periods through 2020. These purchase commitments include approximately $546 million related to contractual obligations to purchase energy and gas for Fab 30 and Fab 36 and $250 million representing future payments to IBM pursuant to the joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, the Company expenses the payments as incurred. The Company’s non-cancelable purchase commitments also include approximately $141 million to M+W Zander for the design and construction of Fab 36 and other related services. These payments will be made to M+W Zander as services are performed. In addition, unconditional purchase commitments also include approximately $68 million for software maintenance agreements that require periodic payments through 2009. As a result, the Company has not recorded any liabilities relating to these agreements. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the total amount.

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 26, 2004 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheet as of December 26, 2004 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s consolidated balance sheet for these guarantees:

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
July 2003 Spansion term loan guarantee (see Note 7)	$26,759	$16,500	$10,259	$—	$—	$—	$—
Spansion Japan term loan guarantee (see Note 7)	76,433	27,794	27,794	20,845	—	—	—
Spansion capital lease guarantees	87,303	49,557	34,475	3,271	—	—	—
Repurchase Obligations to Fab 36 partners(2)	121,931	16,242	26,422	26,422	26,422	26,423	—
Total guarantees	$312,426	$110,093	$98,950	$50,538	$26,422	$26,423	$—
(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This is the amount of silent partnership contributions received by AMD Fab 36 KG, as of December 26, 2004 from the unaffiliated limited partners under the Fab 36 partnership agreements. Assuming certain milestones are met by AMD Fab 36 KG, the Company expects to receive a total of up to $189 million of silent partnership contributions. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase each partner’s silent partnership contribution in annual installments one year after the partner has contributed the full amount required under the partnership agreements. The Company guaranteed these obligations. As of December 26, 2004, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to the Company’s repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” in Note 7.

Guarantees of Indebtedness not Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 26, 2004 for which the related underlying liabilities are not recorded on the Company’s consolidated balance sheets as of December 26, 2004 and their expected expiration dates.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$24,414	$13,267	$8,069	$2,052	$1,026	$—	$—
AMTC revolving loan guarantee	43,308	—	—	43,308	—	—	—
AMTC rental guarantee(2)	153,489	—	—	—	—	—	153,489
Other	5,629	1,813	3,816	—	—	—	—
Total guarantees	$226,840	$15,080	$11,885	$45,360	$1,026	$—	$153,489
(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $24 million as of December 26, 2004. The amounts guaranteed are reduced by the lease payments paid by Spansion LLC over the lease term. Under the provision of FIN 45, the Company has not recorded any liability in its consolidated financial statements associated with these guarantees because they are for its subsidiary’s performance obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. The results of operations of AMTC, which the Company accounts for following the equity method of accounting, are immaterial to the Company’s consolidated financial statements. To finance the project, BAC and AMTC entered into a $162 million revolving credit facility and a $102 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 26, 2004, the Company guaranteed up to approximately $43 million plus interest and expenses under the revolving loan, and up to approximately $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $153 million. As of December 26, 2004, $80 million was drawn under the revolving credit facility, and $78 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Warranties and Indemnities

The Company offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers for all other microprocessor, Flash memory and embedded processor products. Under limited circumstances, the Company may offer an extended limited warranty to direct purchasers of Flash memory products or of microprocessor products that are intended for systems targeted at the commercial and embedded end markets.

Changes in the Company’s potential liability for product warranty during the years ended December 26, 2004 and December 28, 2003:

	Year Ended
	December 26, 2004	December 28, 2003
	(in thousands)
Balance, beginning of period	$24,668	$19,369
New warranties issued during the period	42,471	40,011
Settlements during the period	(16,482)	(24,560)
Changes in liability for pre-existing warranties during the period, including expirations	(28,614)	(10,152)
Balance, end of period	$22,043	$24,668

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

NOTE 13:    Other Long-term Liabilities

The Company’s other long-term liabilities at December 26, 2004 and December 28, 2003 consisted of:

	December 26, 2004	December 28, 2003
	(in thousands)
Dresden deferred grants and subsidies (see Note 7)	$274,150	$262,941
Customer deposits	—	17,500
Deferred gain on sale leaseback of building (see Note 12)	21,807	23,488
Restructuring accrual (see Note 14)	86,680	98,590
Spansion LLC pension liability (see Note 3)	25,890	26,242
Other	6,099	—
	$414,626	$428,761

NOTE 14:    Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

As part of this plan, and as a result of the Company’s agreement with IBM to jointly develop future generations of the Company’s microprocessor manufacturing process technology, the Company ceased microprocessor-related research and development in the Submicron Development Center (SDC) in Sunnyvale, California and eliminated most of the related resources, including the sale or abandonment of certain equipment used in the SDC.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at the Company’s Sunnyvale, California site and at sales offices worldwide. The Company vacated, and is attempting to sublease, certain facilities currently occupied under long-term operating leases through 2011. The Company also terminated the implementation of certain partially completed enterprise resource planning (ERP) software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

Pursuant to the 2002 Restructuring Plan, the Company recorded restructuring costs and other special charges of $330.6 million in the fourth quarter of 2002, consisting primarily of $68.8 million of anticipated severance and fringe benefit costs, an asset impairment charge of $32.5 million relating to a license that has no future use because of its association with discontinued microprocessor process development activities, asset impairment charges of $30.6 million resulting from the abandonment of equipment previously used in microprocessor process development and manufacturing activities, anticipated exit costs of $138.9 million almost wholly related to vacating and consolidating the Company’s facilities and a charge of $55.5 million resulting from the abandonment of partially completed ERP software and other information technology implementation activities.

During 2003, management approved the sale of additional equipment primarily used in the SDC that was identified as no longer useful in the Company’s operations. As a result, the Company recorded approximately $11 million of asset impairment charges in the first quarter of 2003, including $3.3 million of charges for decommission costs necessary to complete the sale of the equipment.

During 2003, the Company revised its estimates of the number of positions to be eliminated pursuant to the 2002 Restructuring Plan from 2,000 to 1,800 in response to the additional resources required due to the Spansion LLC transaction. As a result, the Company reversed $8.9 million of the estimated severance and fringe benefit accrual. As of December 26, 2004, 1,786 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of $60 million in severance and employee benefit costs.

During 2004, the Company adjusted the restructuring accrual related to the 2002 Restructuring Plan, which resulted in an additional $5.2 million restructuring charge for the period. The adjustment was primarily related to a change in the Company’s estimate of potential sublease opportunities associated with abandoned facilities located in Sunnyvale, California.

With the exception of the exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income that are payable through 2011, the Company has completed the activities associated with the 2002 Restructuring Plan.

The following table summarizes activities under the 2002 Plan through December 26, 2004:

	Severance and Employee Benefits	Asset Impairment	Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
	(in thousands)
2002 provision	$68,770	$118,590	$138,900	$4,315	$330,575
Non-cash charges	—	(118,590)	—	—	(118,590)
Cash charges	(14,350)	—	(795)	—	(15,145)
Accruals at December 29, 2002	$54,420	$—	$138,105	$4,315	$196,840
2003 Provision	—	7,791	3,314	—	11,105
Cash charges	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustments	(8,864)	—	—	(15)	(8,879)
Accruals at December 28, 2003	$6,740	$—	$120,623	$—	$127,363
Cash charges	(6,789)		(20,150)		(26,939)
Non-cash adjustments	49		5,203		5,252
Accruals at December 26, 2004	$—	$—	$105,676	$—	$105,676

2001 Restructuring Plan

In 2001, in response to the continued slowdown in the semiconductor industry and a resulting decline in revenues, the Company implemented a restructuring plan (the 2001 Restructuring Plan). The Company completed its execution of the 2001 Restructuring Plan as of December 26, 2004.

During 2003, the Company reduced the estimated accrual of the facility and equipment decommission costs by $12.2 million based on the most current information available and the Company realized a recovery of approximately $3.9 million for the excess of the sale price over the estimated fair value of equipment that the Company determined was impaired as a result of the 2001 Restructuring Plan. Both amounts were included in restructuring and other special charges (recoveries), net.

The following table summarizes activity under the 2001 Restructuring Plan from December 30, 2001 through December 26, 2004:

	Severance and Employee Benefits	Facilities and Equipment Decommission Costs	Other Facilities Exit Costs	Total
	(in thousands)
Accruals at December 30, 2001	$26,622	$15,500	$646	$42,768
Cash charges	(26,622)	(445)	—	(27,067)
Accruals at December 29, 2002	$—	$15,055	$646	$15,701
Non-cash adjustments	—	(11,574)	(646)	(12,220)
Cash charges	—	(2,485)	—	(2,485)
Accruals at December 28, 2003	$—	$996	$—	$996
Cash charges	—	(991)	—	(991)
Non-cash adjustments	—	(5)	—	(5)
Accruals at December 26, 2004	$—	$—	$—	$—

As of December 26, 2004 and December 28, 2003, $87 million and $99 million of the total restructuring accruals of $106 million and $128 million were included in other liabilities (long-term) on the balance sheets. (See Note 13.)

NOTE 15:    Contingencies

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

In 1991, the Company received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. The Company has entered into settlement agreements with other responsible parties on two of the orders. Under these agreements other parties have assumed most of the costs as well as the primary role in conducting remediation activities under the orders. The Company remains responsible for these costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.7 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. The Company believes that the potential future liability, if any, in excess of amounts already accrued will not have a material adverse effect on the Company’s financial condition or results of operations.

Other Matters

The Company is a defendant or plaintiff in various other actions, which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. as of December 26, 2004 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 21, 2005

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included immediately following this report.

Hector de. J. Ruiz

Chairman of the Board, President and Chief Executive Officer

Robert J. Rivet

Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanced Micro Devices, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Advanced Micro Devices, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2004 of Advanced Micro Devices, Inc. and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 21, 2005

Supplementary Financial Information

2004 and 2003 by Quarter

(Unaudited)

	2004				2003
	Dec. 26(1)	Sep. 26(1)	Jun. 27(1)	Mar. 28(1)	Dec. 28(1)	Sep. 28(1)	Jun. 29	Mar. 30
Net sales	$1,263,706	$1,239,459	$1,261,837	$1,236,433	$1,205,593	$953,759	$645,261	$714,555
Expenses:
Cost of sales	742,650	738,026	783,069	768,840	778,506	626,880	425,085	496,592
Research and development	252,767	230,896	224,821	226,090	226,503	213,997	208,513	203,062
Marketing, general and administrative	245,622	202,179	178,993	180,217	162,807	151,111	135,161	138,228
Restructuring and other special charges	2,942	—	2,514	—	(8,039)	(8,000)	—	2,146
	1,243,981	1,171,101	1,189,397	1,175,147	1,159,777	983,988	768,759	840,028
Operating income (loss)	19,725	68,358	72,440	61,286	45,816	(30,229)	(123,498)	(125,473)
Interest and other income (expense), net	(42,430)	2,502	(2,203)	10,981	8,912	493	4,971	6,740
Interest expense	(29,070)	(25,148)	(27,956)	(30,154)	(30,943)	(26,848)	(26,364)	(25,805)
Income (loss) before income taxes, equity in net income of joint venture	(51,775)	45,712	42,281	42,113	23,785	(56,584)	(144,891)	(144,538)
Minority interest in loss of subsidiary	16,831	3,008	(6,527)	5,351	19,408	25,353	—	—
Provision (benefit) for income taxes	(4,981)	4,872	3,574	2,373	—	—	—	2,936
Income (loss) before equity in net income of joint venture	(29,963)	43,848	32,180	45,091	43,193	(31,231)	(144,891)	(147,474)
Equity in net income (loss) of joint venture	—	—	—	—	—	—	4,795	1,118
Net income (loss)	$(29,963)	$43,848	$32,180	$45,091	$43,193	$(31,231)	$(140,096)	$(146,356)
Net income (loss) per share
Basic	(0.08)	0.12	0.09	0.13	0.12	(0.09)	(0.40)	(0.42)
Diluted	(0.08)	0.12	0.09	0.12	0.12	(0.09)	(0.40)	(0.42)
Shares used in per share calculation
Basic	375,308	355,254	353,655	351,328	357,090	347,334	346,320	345,012
Diluted	375,308	417,576	420,053	417,963	416,190	347,334	346,320	345,012
Common stock market price range
High	$24.95	$16.00	$17.60	$17.50	$18.50	$12.87	$8.59	$7.79
Low	$12.22	$10.76	$13.65	$13.60	$10.52	$6.25	$5.80	$4.78
(1)	Includes consolidated Spansion LLC results and is not comparable to periods prior to the quarter ended September 28, 2003.
(2)	Includes a charge of approximately $32 million associated with the Company’s exchange of $201 million of its 4.50% Notes for common stock and a charge of approximately $14 million in connection with the prepayment of the Dresden Term Loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of December 26, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth on page 117 in Item 8, Financial Statements and Supplementary Data, immediately following the financial statement audit report of Ernst & Young LLP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions, “Item 1—Election of Directors,” “Corporate Governance,” “Committees and Meetings of the Board of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Committees and Meetings of the Board of Directors—Compensation Committee,” “Directors’ Compensation and Benefits,” “Executive Compensation,” “2004 Option Grants,” “Aggregated Option Exercises in 2004 and Fiscal Year-End Option Values,” “Long-Term Incentive Awards,” “Special Retirement Benefits,” “Employment Agreements” and “Change in Control Arrangements” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption, “Certain Relationships and Related Transactions” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Auditors—Independent Auditor’s Fees” in our 2005 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2005 Proxy Statement, our 2005 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Compensation Committee Report on Executive Compensation,” “Board Audit Committee Report” and “Performance Graph” in our 2005 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements are set forth in Item 8 of this report on Form 10-K

Other than Schedule II, Valuation and Qualifying Accounts, attached to this Form 10-K, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

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

4.2

Indenture governing 4.75% Convertible Senior Debentures due 2022, dated January 29, 2002, between AMD and The Bank of New York, filed as Exhibit 4.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

4.3	Form of 4.75% Convertible Senior Debenture due 2022, filed as Exhibit 4.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.
4.4

Indenture governing 4.50% Convertible Senior Notes due 2007, dated November 25, 2002, between AMD and The Bank of New York, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated November 26, 2002, is hereby incorporated by reference.

4.5	Form of 4.50% Convertible Senior Note due 2007, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K dated November 26, 2002, is hereby incorporated by reference.
4.6

Indenture governing 7.75% Senior Notes due 2012, dated October 29, 2004, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

4.7	Form of 7.75% Senior Note due 2012, filed as Exhibit 4.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.
4.8

Registration Rights Agreement, dated October 29, 2004, by and among Advanced Micro Devices, Inc. and Citigroup Global Markets Inc., filed as Exhibit 10.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

*10.1	AMD 1986 Stock Option Plan, as amended, filed as Exhibit 10.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
*10.2	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.
*10.3	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
*10.4	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
*10.5

Resolution of Board of Directors on September 9, 1981, regarding acceleration of vesting of all outstanding stock options and associated limited stock appreciation rights held by officers under certain circumstances, filed as Exhibit 10.10 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 31, 1985, is hereby incorporated by reference.

*10.6

Amended and Restated Employment Agreement, dated as of November 3, 2000, between AMD and W. J. Sanders III, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.7	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
*10.8

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.9	Vice President Performance Recognition Program.

Exhibit Number	Description of Exhibits
*10.10	AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.
*10.11	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.
*10.12	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
*10.13	Form of Management Continuity Agreement, filed as Exhibit 10.18 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.
*10.14

AMD’s Stock Option Program for Employees Outside the U.S. for options granted after April 25, 2000, filed as Exhibit 10.24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.15

AMD’s U.S. Stock Option Program for options granted after April 24, 2001, filed as Exhibit 10.23(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

10.16

Patent License Agreement, dated as of December 3, 1998, between AMD and Motorola, Inc., filed as Exhibit 10.26 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is hereby incorporated by reference.

*10.17

Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.18

AMD Executive Savings Plan (Amendment and Restatement, effective as of August 1, 1993), filed as Exhibit 10.30 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.18(a)

First Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.18(b)

Second Amendment to the AMD Executive Savings Plan (as amended and restated, effective as of August 1, 1993), filed as Exhibit 10.28(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.18(c)	Amendment Number Three to the AMD Executive Savings Plan, effective as of April 1, 1998.
*10.19	Form of Split Dollar Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
*10.20	Form of Collateral Security Assignment Agreement, filed as Exhibit 10.32 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, is hereby incorporated by reference.
*10.21	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.
*10.22	1992 United Kingdom Share Option Scheme, filed as Exhibit 4.2 to AMD’s Registration Statement on Form S-8 (No. 33-46577), is hereby incorporated by reference.
*10.23	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
*10.24

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.25	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.34 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
10.26

Contract for Transfer of the Right to the Use of Land between AMD (Suzhou) Limited and China-Singapore Suzhou Industrial Park Development Co., Ltd., filed as Exhibit 10.39 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

**10.27

C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.27(a)

Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.27(b)

Letter Agreement, effective as of September 13, 2004, between Advanced Micro Devices, Inc. and International Business Machines Corp. filed as Exhibit 10.36(b) to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

**10.28

Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.28(a)

Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.29(a)

AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(b)

Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(c-1)

AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(c-2)

First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.29(d)

AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.29(e-1)

AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(e-2)

First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

**10.29(e-3)

Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.29(e-4)

Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.29(e-5)

Fourth Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 24, 2004, between AMD Saxony Holding GmbH and AMD Saxony Limited Liability and Co. KG, filed as Exhibit 10.38(l-5) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is hereby incorporated by reference.

**10.29(f)

AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.29(g)

License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(h-1)

ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29(h-2)

Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

10.30

Amended and Restated Loan and Security Agreement, dated as of July 7, 2003, among AMD, AMD International Sales and Service, Ltd. and Bank of America NT&SA as agent, filed as Exhibit 10.44 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.30(a)

First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 3, 2003, among AMD, AMD International Sales & Service, Ltd. and Bank of America NT&SA, as agent, filed as Exhibit 10.44(a-1) to AMD’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.30(b)

Second Amendment to Amended and Restated Loan and Security Agreement dated April 19, 2004, by and among AMD, AMD International Sales & Service Ltd., the several financial institutions party thereto as Lenders, Bank of America, N.A., as administrative agent and a Lender, Congress Financial Corporation as syndication agent, The CIT Group/Business Credit, Inc. as documentation agent and a Lender, and Wells Fargo Foothill, LLC, as collateral agent and a Lender, filed as Exhibit 10.39(a-2) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.30(c)

Third Amendment to Amended and Restated Loan and Security Agreement by and between Advanced Micro Devices, Inc., AMD International Sales & Service, Ltd., and the several financial institutions party thereto, dated September 20, 2004, filed as Exhibit 10.39(a-3) to AMD’s Form 8-K dated September 21, 2004, is hereby incorporated by reference.

*10.31

Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz, filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.31(a)

Amendment to Employment Agreement between Advanced Micro Devices, Inc. and Hector Ruiz, dated as of October 27, 2004, filed as Exhibit 10.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

*10.32

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.33

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.34

Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.35

Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation, filed as Exhibit 10.52 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, is hereby incorporated by reference.

**10.36

Amended and Restated “S” Process Development Agreement, effective as of December 28, 2002, between Advanced Micro Devices, Inc. and International Business Machines Corp., filed as Exhibit 10.47 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

**10.37

Term Loan Agreement, dated as of July 11, 2003, among FASL LLC, General Electric Capital Corporation, as agent, and the financial institutions named therein, filed as Exhibit 10.51 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.37(a)

First Amendment to Amended and Restated Term Loan Agreement dated as of March 29, 2004, by and among FASL LLC, General Electric Capital Corporation and the Majority Lenders party thereto, filed as Exhibit 10.48(a-1) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

***10.38	Amended and Restated Limited Liability Company Operating Agreement of FASL LLC dated as of June 30, 2003.

Exhibit Number	Description of Exhibits
10.39

Contribution and Assumption Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holdings, Inc., and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.53 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

10.40

Asset Purchase Agreement by and among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC dated as of June 30, 2003, filed as Exhibit 10.54 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.

***10.41	AMD-FASL Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003.
***10.42	AMD Distribution Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003.
***10.43	Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, Fujitsu Microelectronics Holding, Inc. and FASL LLC dated as of June 30, 2003.
*10.44	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.
**10.45

Loan Agreement, dated as of September 25, 2003, among FASL JAPAN LIMITED, Mizuho Corporate Bank, Ltd., and the bank party thereto, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is hereby incorporated by reference.

10.46

Master Rental Agreement, dated July 16, 2003, among GE Capital Leasing Corporation, as Lessor, FASL JAPAN LIMITED, as Lessee, and Advanced Micro Devices, Inc. as Guarantor, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, is hereby incorporated by reference.

***10.47	Agreement between SI Investment Limited Liability Company & Co KG and M+W Zander Facility Engineering GmbH, dated November 20, 2003.
***10.48	Cooperation Agreement between Advanced Micro Devices, Inc., the Free State of Saxony and M+W Zander Fünfte Verwaltungsgesellschaft mbH, dated November 20, 2003.
**10.49(a)

Revolving Line Agreement (A) dated March 25, 2004 among FASL Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.60(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, is hereby incorporated by reference.

**10.49(b)

Revolving Line Agreement (B) dated March 25, 2004 among FASL Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.60(b) to AMD’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, is hereby incorporated by reference.

**10.49(c)

Accounts Receivables Trust Agreement between FASL Japan Limited and Mizuho Trust and Banking Co., Ltd., filed as Exhibit 10.60(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, is hereby incorporated by reference.

10.49(d)

Floating Pledge Agreement dated March 25, 2004 among FASL Japan Limited and Mizuho Corporate Bank, Ltd. and the financial institutions specified therein, filed as Exhibit 10.60(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.50

EUR 700,000,000 Term Loan Facility Agreement dated April 21, 2004, between AMD Fab 36 Limited Liability Company & Co. KG, ABN AMRO Bank N.V., Commerzbank Aktiengesellschaft, Deutsche Bank Luxembourg S.A., Dresdner Kleinwort Wasserstein, the investment banking division of Dresdner Bank AG, Landesbank Hessen-Thüringen, Girozentrale, Landesbank Sachsen Girozentrale, Dresdner Bank Luxembourg S.A., Dresdner Bank AG and the financial institutions specified in Schedule 1, filed as Exhibit 10.61 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.51

Subordination Agreement dated April 20, 2004, between AMD, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 LLC and LM Beteiligungsgesellschaft mbH, AMD Fab 36 Limited Liability Company & Co. KG, ABN AMRO Bank N.V., Commerzbank Aktiengesellschaft, Deutsche Bank Luxembourg S.A., Dresdner Kleinwort Wasserstein, KFW, Landesbank Hessen-Thüringen, Girozentrale and Landesbank Sachsen Girozentrale, as Mandated Lead Arrangers, Dresdner Bank Luxembourg S.A., as Facility Agent, with Dresdner Bank AG as Security Agent, and the financial institutions specified therein, filed as Exhibit 10.62 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.52

Guarantee Agreement dated April 21, 2004, between AMD, AMD Fab 36 Limited Liability Company & Co. KG, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.63 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.53

License Agreement dated April 21, 2004, between AMD, AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

**10.54

Limited Partnership Agreement of AMD Fab 36 Limited Liability Company & Co. KG dated April 21, 2004, by and between AMD Fab 36 LLC, LM Beteiligungsgesellschaft mbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, Leipziger Messe GmbH, and Fab 36 Beteiligungs GmbH, filed as Exhibit 10.65 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

**10.55

Agreement on the Formation of a Silent Partnership dated April 21, 2004, by and between AMD Fab 36 Limited Liability Company & Co. KG, Leipziger Messe GmbH, and Fab 36 Beteiligungs GmbH, filed as Exhibit 10.66 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.56

Agreement of Purchase and Sale of Limited Partner’s Interests dated April 21, 2004, by and between Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD, filed as Exhibit 10.67 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.57

Agreement of Purchase and Sale of Silent Partner’s Interests dated April 21, 2004, by and between AMD, Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.68 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.58

AMD Fab 36 Holding Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD, filed as Exhibit 10.69 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.59

AMD Fab 36 Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.70 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.60

Management Service Agreement dated October 31, 2003, between AMD Saxony Limited Liability Company & Co. KG, SI Investment Limited Liability Company & Co. KG, SI Investment Holding GmbH and AMD, filed as Exhibit 10.71 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.61	Master Lease Agreement dated January 5, 2005, between SumiCrest Leasing Ltd. and Spansion Japan Limited.
10.62	Master Purchase Agreement dated January 5, 2005, between Spansion Japan Limited and SumiCrest Leasing Ltd.
21	List of AMD subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2005	ADVANCEDMICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Hector de. J. Ruiz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2005

/s/ ROBERT J. RIVET Robert J. Rivet	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2005

* W. Michael Barnes	Director	February 24, 2005

* Charles M. Blalack	Director	February 24, 2005

* R. Gene Brown	Director	February 24, 2005

* Bruce Claflin	Director	February 24, 2005

* H. Paulett Eberhart	Director	February 24, 2005

* David J. Edmondson	Director	February 24, 2005

* Robert B. Palmer	Director	February 24, 2005

* Leonard Silverman	Director	February 24, 2005

* Morton L. Topfer	Director	February 24, 2005

By: /s/ ROBERT J. RIVET (Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

ADVANCED MICRO DEVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended

December 29, 2002, December 28, 2003 and December 26, 2004

(In thousands)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 29, 2002	19,270	1,456	(1,820)	18,906
December 28, 2003	18,906	23,541	(21,789)	20,658
December 26, 2004	20,658	8,763	(11,584)	17,837

(1)	Accounts (written off) recovered, net.