Form 10-Q
period 2005-03-27
ADVANCED MICRO DEVICES INC
filed 2005-05-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-07882

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 2, 2005: 394,944,096.

PA RT I. FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

Financial Statements

Condensed C onsolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands except per share amounts)
Net sales	$1,018,769	$931,851
Net sales to related party (see Note 3)	207,859	304,582

Total net sales	1,226,628	1,236,433

Expenses:
Cost of sales	807,449	768,840
Research and development	253,122	226,090
Marketing, general and administrative	211,714	180,217

	1,272,285	1,175,147

Operating income (loss)	(45,657)	61,286

Interest income and other, net	3,974	10,981
Interest expense	(24,245)	(30,154)

Income (loss) before minority interest and income taxes	(65,928)	42,113
Minority interest in loss of subsidiary	46,853	5,351

Income (loss) before income taxes	(19,075)	47,464
(Benefit) provision for income taxes	(1,652)	2,373

Net income (loss)	$(17,423)	$45,091

Net income (loss) per common share:
Basic	$(0.04)	$0.13

Diluted	$(0.04)	$0.12

Shares used in per share calculation:
Basic	393,077	351,328

Diluted	393,077	417,963

See accompanying notes.

Condensed Consolidated Balance Sheets

	March 27, 2005	December 26, 2004*
	(Unaudited)
	(In thousands except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$661,984	$918,377
Short-term investments	422,825	277,182

Total cash and cash equivalents and short-term investments	1,084,809	1,195,559
Accounts receivable	539,090	564,538
Accounts receivable from related party (see Note 3)	174,678	172,871
Allowance for doubtful accounts	(15,460)	(17,837)

Total accounts receivable, net	698,308	719,572
Inventories:
Raw materials	48,262	63,875
Work-in-process	579,946	571,651
Finished goods	217,944	239,264

Total inventories	846,152	874,790
Deferred income taxes	76,499	87,836
Prepaid expenses and other current assets	421,706	350,240

Total current assets	3,127,474	3,227,997
Property, plant and equipment:
Land	63,050	64,401
Buildings and leasehold improvements	2,433,489	2,462,965
Equipment	7,908,440	7,920,517
Construction in progress	877,229	589,700

Total property, plant and equipment	11,282,208	11,037,583
Accumulated depreciation and amortization	(6,965,660)	(6,803,776)

Property, plant and equipment, net	4,316,548	4,233,807
Other assets	377,752	382,406

Total assets	$7,821,774	$7,844,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679,362	$636,229
Accounts payable to related party (see Note 3)	31,235	18,894
Accrued compensation and benefits	189,072	191,431
Accrued liabilities	440,622	437,161
Accrued royalties to related party (see Note 3)	3,522	8,180
Restructuring accruals, current portion	18,997	18,997
Income taxes payable	19,779	47,145
Deferred income on shipments to distributors	144,590	141,738
Current portion of long-term debt and capital lease obligations	228,085	220,828
Current portion of long-term debt payable to related party (see Note 3)	20,000	10,000
Other current liabilities	128,210	115,773

Total current liabilities	1,903,474	1,846,376
Deferred income taxes	85,209	104,246
Long-term debt and capital lease obligations, less current portion	1,602,046	1,598,268
Long-term debt payable to related party (see Note 3)	20,000	30,000
Other long-term liabilities	488,035	414,626
Minority interest	788,313	840,641
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 401,456,171 on March 27, 2005 and 398,505,543 on December 26, 2004; shares outstanding: 394,704,114 on March 27, 2005 and 391,738,648 on December 26, 2004	3,947	3,917
Capital in excess of par value	2,443,161	2,407,770
Treasury stock, at cost (6,752,057 shares on March 27, 2005 and 6,766,895 shares on December 26, 2004)	(91,029)	(91,101)
Retained earnings	290,917	308,497
Accumulated other comprehensive income	287,701	380,970

Total stockholders’ equity	2,934,697	3,010,053

Total liabilities and stockholders’ equity	$7,821,774	$7,844,210

*	Amounts as of December 26, 2004 were derived from the December 26, 2004 audited financial statements.

See accompanying notes.

Conden sed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(17,423)	$45,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in loss of subsidiary	(46,853)	(5,351)
Depreciation	318,796	287,023
Amortization	14,085	10,957
Provision for doubtful accounts	(2,377)	(541)
Benefit for deferred income taxes	(7,329)	(833)
Foreign grant and subsidy income	(29,713)	(18,870)
Net (gain) loss on disposal of property, plant and equipment	5,896	(2,488)
Net gain realized on sale of available-for-sale securities	—	(7,188)
Compensation recognized under employee stock plans	146	331
Recognition of deferred gain on sale of building	(420)	(421)
Tax benefit on minority interest in loss of subsidiary	4,793	516
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	25,448	(16,637)
Increase in accounts receivable from related party	(1,807)	(52,348)
Decrease in inventories	28,638	5,070
(Increase) decrease in prepaid expenses and other current assets	(53,022)	9,406
(Increase) decrease in other assets	(9,803)	11,318
Decrease in income taxes payable	(27,366)	(12,503)
Refund of customer deposits under long-term purchase agreements	(17,500)	(20,500)
Net increase (decrease) in payables and accrued liabilities	59,455	(3,269)
Increase (decrease) in accounts payables to related party	12,341	(4,720)
Increase (decrease) in accrued liabilities to related party	(4,658)	(3,594)

Net cash provided by operating activities	251,327	220,449

Cash flows from investing activities:
Purchases of property, plant and equipment	(518,472)	(202,047)
Proceeds from sale of property, plant and equipment	216	6,058
Purchases of available-for-sale securities	(233,406)	(29,935)
Proceeds from sale and maturity of available-for-sale securities	87,675	18,197
Other	(5,625)	—

Net cash used in investing activities	(669,612)	(207,727)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	6,653
Repayments of debt and capital lease obligations	(54,332)	(74,392)
Proceeds from foreign grants and subsidies	99,043	—
Proceeds from sale leaseback transactions	78,145	27,614
Proceeds from issuance of stock	35,191	19,620

Net cash provided by (used in) financing activities	158,047	(20,505)

Effect of exchange rate changes on cash and cash equivalents	3,845	(2,977)

Net decrease in cash and cash equivalents	(256,393)	(10,760)
Cash and cash equivalents at beginning of period	918,377	968,183

Cash and cash equivalents at end of period	$661,984	$957,423

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$11,237	$23,318
Income taxes	$25,280	$19,719

Non-cash financing activities
Equipment sale leaseback transaction	$78,145	$27,451

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDA TED FINANCIAL STATEMENTS (UNAUDITED)

March 27, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 25, 2005. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 27, 2005 and March 28, 2004 each consisted of 13 weeks. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its 2004 Equity Incentive Plan and its prior stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effects on net income (loss) and net income (loss) per share are as follows for the quarters ended March 27, 2005 and March 28, 2004.

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands except per share amounts)
Net income (loss) - as reported	$(17,423)	$45,091
Plus: compensation expense recorded under APB 25	143	331
Less: SFAS 123 compensation expenses	(26,200)	(65,728)

Net income (loss) - pro forma	$(43,480)	$(20,306)

Basic net income (loss) per share—as reported	$(0.04)	$0.13
Diluted net income (loss) per share—as reported	$(0.04)	$0.12
Basic net income (loss) per share—pro forma	$(0.11)	$(0.06)
Diluted net income (loss) per share—pro forma	$(0.11)	$(0.06)

In December 2004, the Financial Accounting Standard Board issued a revision to SFAS 123 (SFAS 123R). SFAS 123R requires companies to record on their statements of operations, instead of pro forma disclosures in the financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R was to be effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) modified the effective date of SFAS 123R to be at the beginning of a registrant’s next fiscal year. For the Company, SFAS 123R will be effective for the first quarter of fiscal 2006. The SEC’s modification of the effective date did not change the accounting required by SFAS 123R. The Company is currently evaluating the requirements of SFAS 123R and plans to adopt the standard at the new effective date. Although the effect of SFAS 123R has not yet been determined, the Company expects that the adoption of SFAS 123R will have a material effect on its financial statements.

3. Related-Party Transactions

Fujitsu became a related party of the Company effective June 30, 2003 as a result of its 40 percent investment in Spansion LLC, the Company’s majority-owned consolidated subsidiary. The following tables present the significant transactions between the Company and Fujitsu, directly and through its subsidiaries, including Spansion LLC and certain of Spansion’s subsidiaries, and balances receivable from or payable to Fujitsu as of, and for the periods, presented:

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Net sales to Fujitsu	$207,859	$304,582
Royalty expenses due to Fujitsu	3,522	4,070
Service fees due to Fujitsu	5,731	8,657
Other purchases of goods and services from Fujitsu	16,557	15,744
Subcontract manufacturing purchases from Fujitsu	10,569	22,800
Commercial die purchases from Fujitsu	19,192	28,435
Cost of employees seconded from Fujitsu	2,639	3,225
Rental expense to Fujitsu	600	564

	As of
	March 27, 2005	December 26, 2004
	(In thousands)
Accounts receivable from Fujitsu	$174,678	$172,871
Accounts payable to Fujitsu	31,235	18,894
Accrued royalties to Fujitsu	3,522	8,180
Notes payable to Fujitsu	40,000	40,000

The royalty payable to Fujitsu represents the payments made by Spansion LLC to Fujitsu for the use of specified intellectual property of Fujitsu. The service fees to Fujitsu represent amount paid by Spansion LLC in exchange for services provided by Fujitsu, including information technology, research and development, quality assurance, insurance procurement, facilities, environmental and human resources services. These services are provided primarily to Spansion Japan Limited, Spansion LLC’s wholly owned subsidiary (Spansion Japan). Other purchases of goods and services primarily relate to purchases of power supply from Fujitsu. Fujitsu also provides test and assembly services to Spansion LLC on a contract basis. In addition, Spansion LLC purchases commercial die from Fujitsu, which is packaged together with the Spansion Flash memory products. Fujitsu also seconds certain employees to Spansion Japan. Spansion LLC pays the employees seconded from Fujitsu directly.

In addition to the above transactions with Fujitsu, certain of Spansion Japan’s employees are enrolled in either a defined benefit pension plan or a lump-sum retirement benefit plan sponsored by Fujitsu, but for which Spansion is required to fund those proportional benefit obligations attributable to the employees of Spansion Japan enrolled in these plans as of June 30, 2003. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the three-month period ended March 27, 2005, the Company recorded pension cost of approximately $1 million, and as of March 27, 2005, the Company recorded a pension benefit obligation liability of approximately $25 million.

Through agreement with Fujitsu, Spansion Japan will withdraw from the plans by no later than the end of 2005 and assume the pension obligation associated with its own employees. In connection with the withdrawal, Fujitsu will assign a portion of the pension assets to Spansion Japan based on the relative portion of Spansion Japan’s pension benefit obligation to the total pension benefit obligation of the Fujitsu plans.

Historically, the Fujitsu pension plans included a substitutional portion, which is based on the pay-related part of old-age pension benefits prescribed by the Japan Welfare Pension Insurance Law (JWPIL) and is similar to social security benefits in the United States. In 2001, the JWPIL was amended to allow employers to transfer the substitutional portion of employer pension plans back to the Japanese government. Fujitsu has announced that they will separate the substitutional portion from the Fujitsu pension plans and transfer the obligation and related plan assets to the Japanese government. The Company expects the transfer of assets and liabilities by Fujitsu to the Japanese government will be completed later this year. Spansion Japan plans to establish its separate pension plan immediately following this transfer and believes that this transfer will reduce the amount of assets and liabilities that would otherwise be transferred to Spansion Japan from the Fujitsu pension plans. The Company does not have sufficient data at this time to quantify the impact of the pending transfer.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of March 27, 2005:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(In thousands)
Cash equivalents:
Commercial paper	$438,435	$—	$—	$438,435
Money market funds	57,000	—	—	57,000
Time deposits	41,657	—	—	41,657

Total cash equivalents	$537,092	$—	$—	$537,092

Short-term investments:
Auction rate preferred stocks	$279,275	$—	$—	$279,275
Commercial paper	113,901	—	—	113,901
Corporate notes	2,879	—	(410)	2,469
Federal agency notes	27,180	—	—	27,180

Total short-term investments	$423,235	$—	$(410)	$422,825

Long-term investments:
Equity investments	$3,942	$3,079	$—	$7,021

Total long-term investments (included in other assets)	$3,942	$3,079	$—	$7,021

Grand Total	$964,269	$3,079	$(410)	$966,938

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The Company does not have any short-term investments with maturities greater than one year from March 27, 2005.

The Company did not realize any gain or loss from the sale of available-for-sale securities in the first quarter of 2005 compared to a net gain of approximately $7 million in the first quarter of 2004.

At March 27, 2005 and December 26, 2004, the Company had approximately $14 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, which are classified as other long-term assets. The fair market value of these investments approximated their cost at March 27, 2005 and December 26, 2004.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any potential dilutive securities, if dilutive. Potential dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(17,423)	$45,091

Effect of assumed conversion of 4.50% convertible notes:
Interest expense	—	5,116
Profit sharing expense adjustment	—	(512)

Numerator for diluted income (loss) per common share	$(17,423)	$49,695

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	393,077	351,328
Effect of dilutive securities:
Employee stock options	—	12,021
4.50% convertible notes	—	54,614

Dilutive potential common shares	—	66,635

Denominator for diluted income (loss) per common share - adjusted weighted-average shares	393,077	417,963

Net income (loss) per common share:
Basic	$(0.04)	$0.13

Diluted	$(0.04)	$0.12

Potential dilutive common shares of approximately 62 million and 21 million for the quarter ended March 27, 2005 and March 28, 2004 were not included in the net income (loss) per common share calculation, as their inclusion would have been antidilutive.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company’s reportable segments include the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, and the Memory Products segment, which includes Flash memory products. In addition, in the fourth quarter of 2004, the Company began presenting its Personal Connectivity Solutions operating segment as a separate reportable segment because the operating loss from this operating segment exceeded 10 percent of the combined profit of all its operating segments, and therefore this operating segment became a reportable segment under the requirements of Statement of Financial Standards 131, “Segment Reporting.” Previously, the Company included the Personal Connectivity Solutions operating segment in its All Other category. The Personal Connectivity Solutions segment includes primarily low-power, high-performance x86 and MIPS® architecture-based embedded microprocessors. In addition to these three reportable segments, the Company also has the All Other category, which is not a reportable segment and includes certain operating expenses and credits that are not allocated to the operating segments because the CODM does not consider them in evaluating the operating performance of the Company’s business segments.

Prior period segment information has been reclassified to conform to the current period presentation.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters ended March 27, 2005 and March 28, 2004:

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Computation Products
Net sales	$749,601	$571,101
Operating income (loss)	91,506	67,283

Memory Products
Net sales	447,356	627,718
Operating income (loss)	(109,844)	13,812

Personal Connectivity Solutions Products
Net sales	29,671	37,614
Operating income (loss)	(17,091)	(7,066)

All Other
Net sales	—	—
Operating income (loss)	(10,228)	(12,743)
Total
Net sales	1,226,628	1,236,433
Operating income (loss)	(45,657)	61,286
Interest income and other, net	3,974	10,981
Interest expense	(24,245)	(30,154)
Minority interest in loss of subsidiary	46,853	5,351
Provision (benefit) for income taxes	(1,652)	2,373

Net income (loss)	$(17,423)	$45,091

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Net income (loss)	$(17,423)	$45,091
Net change in cumulative translation adjustments	(67,212)	(19,947)
Net change in unrealized gains/(losses) on cash flow hedges	(25,954)	(29,415)
Net change in unrealized gains/(losses) on available-for-sale securities	(103)	(3,472)

Other comprehensive loss	(93,269)	(52,834)

Total comprehensive loss	$(110,692)	$(7,743)

8. Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 27, 2005 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet as of March 27, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s unaudited consolidated balance sheet for these guarantees.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
July 2003 Spansion term loan guarantee	$22,634	$12,375	$10,259	$—	$—	$—	$—
Spansion Japan term loan guarantee	67,723	20,317	27,089	20,317	—	—	—
Spansion capital lease guarantees	74,642	37,186	34,168	3,288	—	—	—
Repurchase Obligations to Fab 36 partners(2)	116,271	15,261	25,218	25,264	25,264	25,264	—

Total guarantees	$281,270	$85,139	$96,734	$48,869	$25,264	$25,264	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, a wholly-owned subsidiary of AMD, as of March 27, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $181 million of the partners’ silent partnership contribution in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. The Company guaranteed these obligations. As of March 27, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to the Company’s repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, the Company assumed that Leipziger Messe will have contributed the full amount by December 2005.

July 2003 Spansion Term Loan Guarantee

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 6.56 percent at March 27, 2005. Repayment occurs in, consecutive, quarterly principal and interest installments ending in June 2006. As of March 27, 2005, $38 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by the Company and 40 percent is guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for its guarantee obligations, the Company granted a security interest in certain of its assets, including its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Spansion Japan Term Loan Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing joint venture between AMD and Fujitsu, or the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of March 27, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of March 27, 2005, $113 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. The Company agreed to reimburse Fujitsu up to 60 percent of amounts paid by Fujitsu under its guarantee of this loan. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for AMD’s reimbursement obligation.

Spansion Capital Lease Guarantees

The Company has guaranteed certain capital lease obligations of Spansion LLC and its subsidiaries totaling approximately $75 million as of March 27, 2005. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms.

Fab 36 Term Loan Guarantee

Pursuant to the terms of the partnership agreements, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase up to $181 million of Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $104 million of Leipziger Messe’s silent partnership contributions in four installments of approximately $26 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $77 million in annual 20 percent installments commencing in October 2005.

Guarantees of Indebtedness Not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 27, 2005, for which the related underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheet as of March 27, 2005 and their expected expiration dates.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$18,579	$7,495	$8,009	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	41,459	—	—	41,459	—	—	—
AMTC rental guarantee(2)	142,129	—	—	—	—	—	142,129
Other	5,032	1,360	3,672	—	—	—	—

Total guarantees	$207,199	$8,855	$11,681	$43,509	$1,025	$—	$142,129

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $19 million as of March 27, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $155 million revolving credit facility and a $97 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 27, 2005, the Company guaranteed up to approximately $41 million plus interest and expenses under the revolving loan, and up to approximately $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $142 million. As of

March 27, 2005, $89 million was drawn under the revolving credit facility, and $72 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

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

Changes in the Company’s liability for product warranty during the quarters ended March 27, 2005 and March 28, 2004 were as follows:

	Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Balance, beginning of period	$22,043	$24,668
New warranties issued during the period	9,572	11,073
Settlements during the period	(7,959)	(4,556)
Changes in liability for pre-existing warranties during the period, including expirations	(2,641)	(6,843)

Balance, end of period	$21,015	$24,342

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

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, the Company has completed the activities associated with the 2002 Restructuring Plan. As a result of the 2002 Restructuring Plan, 1,786 employees had been terminated pursuant to the 2002 Restructuring Plan resulting in cumulative cash payments of approximately $60 million in severance and employee benefit costs.

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through March 27, 2005:

Exit Costs
(In thousands)
Accruals at December 26, 2004	$105,676
First quarter 2005 cash charges	(5,243)

Accruals at March 27, 2005	$100,433

As of March 27, 2005 and December 26, 2004, $81 million and $87 million of the total restructuring accruals of $100 million and $106 million were included in Other Liabilities (long-term) on the consolidated balance sheets. (See Note 10.)

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at March 27, 2005 and December 26, 2004 consisted of:

	March 27, 2005	December 26, 2004
	(in thousands)
Fab 30/Fab 36 deferred grants and subsidies	$341,972	$274,150
Deferred gain on sale leaseback of building	21,387	21,807
Restructuring accrual (see Note 9)	81,437	86,680
Spansion LLC pension liability (see Note 3)	25,412	25,890
Other	17,827	6,099

	$488,035	$414,626

11. Subsequent Events

Spansion LLC - Proposed Initial Public Offering

On April 13, 2005, Spansion filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock. The number of shares to be offered and the estimated price range for the common stock have not been determined. The Company does not know when, or if, an initial public offering will occur.

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and the Company’s ownership in Spansion would be reduced from its current ownership of 60 percent. At this time, the Company does not have enough information to quantify the potential financial impact of the proposed initial public offering, but the Company expects that it would have a material effect on the Company’s financial condition and results of operations, including the following:

•	The Company expects that its aggregate ownership interest in Spansion would be less than 50 percent and that it would no longer consolidate Spansion’s results of operations and financial position in its consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, the Company would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group;”

•	As of March 27, 2005, the Company guaranteed certain indebtedness of Spansion and its subsidiaries totaling approximately $184 million. Of this amount, approximately $165 million relates to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for the Company’s majority-owned subsidiary. However, because the Company expects that it would no longer consolidate Spansion’s results of operations and financial position, the Company would be required to record on its consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, the Company does not have enough information to evaluate the fair value of these guarantees;

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of the Company’s interest in Spansion at the time of the initial public offering, the Company would realize either a gain or a loss upon the initial public offering, reflecting the reduction of its ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by the Company; and

•	Spansion currently operates as a Delaware limited liability company that elected to be treated as a partnership for U.S. federal tax reporting and, therefore, is not a taxable entity in the United States. The Company expects that Spansion would be converted into a Delaware corporation, Spansion Inc. As a result of this conversion, Spansion would be required to record a charge of approximately $20 million to $25 million to establish net deferred tax liabilities on its consolidated balance sheet during the quarter in which it is converted to a corporation. The Company would be required to record its share of the charge based on its proportional ownership interest in Spansion at that time;

Completion of the proposed initial public offering is subject to many conditions, including the approval of the Company and Fujitsu as members of Spansion, the final approval of the Spansion Board of Managers, and the AMD and Fujitsu Boards of Directors, market conditions and governmental approvals. Market conditions and other factors could result in, among other things, a delay in or withdrawal of the initial public offering or pursuit of alternative transactions.

Concurrent with and as a condition to consummating the proposed initial public offering, Spansion also currently intends to consummate a debt offering pursuant to which it would issue notes and apply the net proceeds from the sale of the notes to repay a portion of its outstanding indebtedness. To the extent that such repaid indebtedness was guaranteed by the Company or Fujitsu, the amount of Spansion debt guaranteed by the Company and Fujitsu would be reduced accordingly. Spansion has not determined the aggregate principal amount of the notes or the terms upon which the notes would be issued.

Acceleration of Vesting of Stock Options

On April 27, 2005, the Company accelerated the vesting of all stock options outstanding under the Company’s 2004 Equity Incentive Plan and the Company’s prior equity compensation plans that have exercise prices per share higher than the closing price of the Company’s common stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration.

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statement of operations upon implementation of SFAS 123R is approximately $33 million. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the potential initial public offering of Spansion’s Class A common stock; our sales, operating results and anticipated cash flows; capital expenditures; research and development expenses; marketing, general and administrative expenses; the development and timing of the introduction of new products and technologies, including our dual-core microprocessors, and ORNAND architecture; customer and market acceptance of our microprocessor products; customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology, including the ORNAND architecture; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers; the ability to produce our microprocessor and Flash memory products in the volumes and mix required by the market; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; the process technology transitions in our wafer fabrication facilities; and our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 26, 2004 and December 28, 2003, and for each of the three years in the period ended December 26, 2004 as filed in our Annual Report on Form 10-K for the year ended December 26, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Sempron and Geode are trademarks of Advanced Micro Devices, Inc. Spansion and MirrorBit are trademarks of Spansion LLC. Microsoft, Windows, Windows NT and MS-DOS are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

Overview

We design, manufacture and market industry-standard digital integrated circuits, or ICs, that are used in diverse product applications such as desktop and mobile personal computers, or PCs, workstations, servers, communications equipment, such as mobile phones, and automotive and consumer electronics. Our products consist primarily of microprocessors and Flash memory devices. We also sell embedded microprocessors for personal connectivity devices and other consumer markets.

We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment.

We have three reportable business segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which includes Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which includes primarily low-power, high- performance x86 and MIPS architecture-based embedded microprocessors.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment. It includes certain operating expenses and credits that are not allocated to the operating segments because our Chief Executive Officer, who is our Chief Operating Decision Maker, does not consider these operating expenses and credits in evaluating the operating performance of our business segments.

Prior period segment information has been reclassified to conform to the current period presentation.

We are in extremely competitive businesses and face new and established competitors regularly. The first quarter of 2005 was a continuation of the two themes that defined our fourth quarter of 2004. Our Computation Products segment experienced strong momentum while our Memory Products segment experienced continued challenges. In particular, Computation Products net sales increased compared to the fourth quarter of 2004. Demand for our microprocessors was especially strong in high growth markets such as greater China, which includes Hong Kong and Taiwan. Conversely, our Memory Products business continued to experience aggressive pricing by competitors in the first quarter of 2005. This aggressive pricing contributed to lower average selling prices, which adversely affected Memory Products net sales in the first quarter of 2005.

Total net sales for the first quarter of 2005 decreased three percent compared to the fourth quarter of 2004. This decrease in total net sales was primarily due to a decline in Memory Products net sales of 11 percent from the fourth quarter of 2004 primarily due to a decrease in average selling prices of 18 percent. Memory Products average selling prices declined because of aggressive pricing by competitors due primarily to oversupply in the NOR Flash memory market. The impact of the decline in Memory Products net sales was partially offset by an increase of three percent in Computation Products net sales. Computation Products net sales increased primarily as a result of an increase in microprocessor average selling prices of three percent. In particular, sales of our AMD64-based microprocessors increased approximately 30 percent from the fourth quarter of 2004 and represented 63 percent of our Computation Products net sales during the first quarter of 2005. Operating loss in the first quarter of 2005 was $46 million, as compared to operating income of $20 million in the fourth quarter of 2004, and operating income of $61 million in the first quarter of 2004. The decline in operating results in the first quarter of 2005 compared with the fourth quarter of 2004 and the first quarter of 2004 was due primarily to the increased operating loss in our Memory Products segment.

In order to address the challenges faced by the Memory Products business, Spansion is undertaking a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion Flash memory. However, we cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions.

Spansion LLC - Proposed Initial Public Offering

On April 13, 2005, Spansion, our majority-owned consolidated subsidiary, filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of Class A common stock. The number of shares to be offered and the estimated price range for the common stock have not been determined. We do not know when, or if, an initial public offering will occur.

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and our ownership interest in Spansion would be reduced from our current ownership interest, which is 60 percent. We do not have enough information at this time to quantify the potential financial impact of the proposed initial public offering, but we expect that it would have a material effect on our financial condition and results of operations, including the following:

•	We expect that our aggregate ownership interest in Spansion would be less than 50 percent and that we would no longer consolidate Spansion’s results of operations and financial position in our consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, we would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group;”

•	As of March 27, 2005, we guaranteed certain indebtedness of Spansion and its subsidiaries totaling approximately $184 million. Of this amount, approximately $165 million relates to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for the indebtedness of our majority-owned subsidiary. However, because we expect that we would no longer consolidate Spansion’s results of operations and financial position, we would be required to record on our consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, we do not have enough information to evaluate the fair value of these guarantees;

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of our interest in Spansion at the time of the initial public offering, we would realize either a gain or a loss upon the initial public offering, reflecting the reduction of our ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by us; and

•	Spansion currently operates as a Delaware limited liability company that elected to be treated as a partnership for U.S. federal tax reporting and therefore is not a taxable entity in the United States. We expect that Spansion would be converted into a Delaware corporation, Spansion Inc. As a result of this conversion, Spansion would have to record a charge of approximately $20 million to $25 million to establish net deferred tax liabilities on its consolidated balance sheet during the quarter in which it is converted to a corporation. We would be required to record our share of the charge based on our proportional ownership interest in Spansion at that time.

Completion of the proposed initial public offering is subject to many conditions, including our and Fujitsu’s final approval as members of Spansion, the final approval of the Spansion Board of Managers and the AMD and Fujitsu Boards of Directors, market conditions and governmental approvals. Market conditions and other factors could result in, among other things, a delay in the initial public offering or pursuit of alternative transactions.

Concurrent with and as a condition to consummating the proposed initial public offering, Spansion also currently intends to consummate a debt offering pursuant to which it would issue notes and apply the net proceeds from the sale of the notes to repay a portion of its outstanding indebtedness. To the extent that such repaid indebtedness was guaranteed by us or Fujitsu, the amount of Spansion debt guaranteed by us and Fujitsu would be reduced accordingly. Spansion has not determined the aggregate principal amount of the notes or the terms upon which the notes would be issued.

Critical Success Factors for 2005

In the near term, we believe critical success factors for AMD include our ability to:

•	continue to increase market acceptance of our AMD64 technology, particularly among enterprises;

•	successfully introduce our next generation products to the market in a timely manner;

•	strengthen our relationships with key customers and establish relationships with new customers that are industry leaders in their markets;

•	successfully develop and continue to transition to the latest manufacturing process technologies for both our microprocessor and Flash memory products;

•	develop and introduce new microprocessor products for the PC, mobile, server and workstation markets, on a timely basis and achieve efficient and timely volume production of these products;

•	develop and introduce new Flash memory products on a timely basis and achieve efficient and timely volume production of these products;

•	control costs;

•	increase the adoption of products incorporating MirrorBit technology; and

•	expand our participation in high-growth global markets, including China, Latin America, India and Eastern Europe.

We intend the discussion of our financial condition and results of operations that follows, including results of operations by reportable segment, to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, asset impairments, restructuring charges, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been materially consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended March 27, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 27, 2005, December 26, 2004 and March 28, 2004 each included 13 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended
	March 27, 2005	December 26, 2004	March 28, 2004
	(in millions)
Net sales
Computation Products	$750	$730	$571
Memory Products	447	504	628
Personal Connectivity Solutions	30	30	37
All Other	—	—	—

Total Net Sales	$1,227	$1,264	$1,236

Operating income (loss)
Computation Products	$92	$89	$67
Memory Products	(110)	(39)	14
Personal Connectivity Solutions	(17)	(20)	(7)
All Other	(11)	(10)	(13)

Total Operating Income (Loss)	$(46)	$20	$61

Computation Products

Computation Products net sales of $750 million in the first quarter of 2005 increased three percent compared to net sales of $730 million in the fourth quarter of 2004. The increase in net sales was primarily attributable to a three percent increase in average selling prices. Average selling prices increased due to increased sales of AMD64-based microprocessors, which increased approximately 30 percent from the fourth quarter of 2004. Sales of our AMD64-based microprocessors represented 63 percent of Computation Products net sales.

Computation Products net sales of $750 million in the first quarter of 2005 increased 31 percent compared to net sales of $571 million in the first quarter of 2004, primarily as a result of a 28 percent increase in unit shipments. Unit shipments increased due to improving market conditions across all geographic regions and increased market acceptance of AMD64-based microprocessors.

Computation Products operating income of $92 million in the first quarter of 2005 improved $3 million from operating income of $89 million in the fourth quarter of 2004, primarily as a result of a decrease of $18 million in marketing expenses from the fourth quarter of 2004, partially offset by an increase of $13 million in start up costs for our new 300-millimeter wafer fabrication facility in Dresden, Germany, which we refer to as Fab 36.

Computation Products operating income of $92 million in the first quarter of 2005 improved by $25 million compared to operating income of $67 million in the first quarter of 2004, primarily as a result of improving market conditions across all geographic regions, which contributed to the 28 percent increase in unit shipments referenced above.

Memory Products

Memory Products net sales of $447 million in the first quarter of 2005 decreased 11 percent compared to net sales of $504 million in the fourth quarter of 2004. The decrease in net sales was primarily attributable to a decrease of 18 percent in average selling prices, partially offset by an increase of eight percent in unit shipments. Average selling prices decreased as a result of aggressive pricing by competitors due primarily to oversupply in the NOR Flash memory market.

Memory Products net sales of $447 million in the first quarter of 2005 decreased 29 percent compared to net sales of $628 million in the first quarter of 2004. The decrease in net sales was primarily attributable to a 29 percent decrease in average selling prices. Average selling prices decreased from the first quarter of 2004 as a result of aggressive pricing by competitors due primarily to oversupply in the NOR Flash memory market. Another factor was a delay in qualifying and introducing into the market a product based on our second-generation MirrorBit technology. In addition, in the first quarter of 2004, we were not able to meet demand for certain of our lower density embedded Flash memory products, which we believe adversely impacted our relationship with customers who received reduced or no allocations of these embedded products. We believe our competitors were able to take advantage of this situation in the second half of 2004 and in the first quarter of 2005.

Memory Products operating loss of $110 million in the first quarter of 2005 increased by $71 million compared to operating loss of $39 million in the fourth quarter of 2004. The increase in operating loss was due to a decrease of 18 percent in the average selling prices of Memory Products.

Memory Products operating loss in the first quarter of 2005 was $110 million compared to operating income of $14 million in the first quarter of 2004. The decline in operating results from the first quarter of 2004 was due to net sales decreasing by 29 percent while operating expenses remained relatively flat.

Personal Connectivity Solutions

Personal Connectivity Solutions net sales of $30 million in the first quarter of 2005 were flat compared to the fourth quarter of 2004. A decrease in sales of networking products of approximately $3 million was offset by an increase in sales of AMD Geode™ products.

Personal Connectivity Solutions net sales of $30 million in the first quarter of 2005 decreased 21 percent compared to net sales of $37 million in the first quarter of 2004. The decrease in net sales was primarily attributable to a decrease in sales of certain end-of-life embedded microprocessors.

Personal Connectivity Solutions operating loss of $17 million in the first quarter of 2005 decreased by $3 million compared to an operating loss of $20 million in the fourth quarter of 2004. The decrease in operating loss was primarily due to sales of products that had been previously written off.

Personal Connectivity Solutions operating loss of $17 million in the first quarter of 2005 increased by $10 million compared to operating loss of $7 million in the first quarter of 2004. The increase in the operating loss was primarily due to the decrease in net sales discussed above and an increase in marketing, sales and administration expenses of approximately $4 million.

All Other Category

All Other operating loss of $11 million in the first quarter of 2005 was relatively flat compared to the fourth quarter of 2004.

All Other operating loss of $11 million in the first quarter of 2005 decreased by $2 million compared to an operating loss of $13 million in the first quarter of 2004, primarily due to the absence of corporate profit sharing expenses in the first quarter of 2005.

Comparison of Gross Margin; Expenses; Interest Income and Other, Net; Interest Expense and Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 27, 2005	December 26, 2004	March 28, 2004
	(in millions except for percentages)
Cost of sales	$807	$743	$769
Gross margin percentage	34%	41%	38%
Research and development	$253	$253	$226
Marketing, general and administrative	212	246	180
Restructuring and other special charges, net	—	3	—
Interest income and other, net	4	(42)	11
Interest expense	24	29	30
Income tax provision (benefit)	(2)	(5)	2

Gross Margin

Gross margin of 34 percent in the first quarter of 2005 declined from 41 percent in the fourth quarter of 2004 and from 38 percent in the first quarter of 2004. The decline in gross margin from the fourth quarter of 2004 was primarily due to a decrease in average selling prices of 18 percent for our Flash memory products. The decline in gross margin from the first quarter of 2004 was primarily due to a decrease of 29 percent in average selling prices for our Flash memory products.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36, and we recorded the interest subsidies we received for Fab 30, as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $18 million in the first quarter of 2005, $19 million in the fourth quarter of 2004 and $14 million in the first quarter of 2004. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and development expenses of $253 million in the first quarter of 2005 remained flat compared to the fourth quarter of 2004 and increased 12 percent compared to $226 million in the first quarter of 2004. The increase from the first quarter of 2004 was primarily due to costs associated with the Fab 36 project.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $14 million in the first quarter of 2005, $3 million in the fourth quarter of 2004 and $5 million in the first quarter of 2004.

Marketing, general and administrative expenses of $212 million in the first quarter of 2005 decreased 14 percent compared with $246 million in the fourth quarter of 2004. This decrease was primarily due to our phasing-out of certain corporate advertising and branding efforts that were in effect during the fourth quarter of 2004, including those for our AMD Athlon™ 64 and AMD Opteron™ brands, as well as the absence of $12 million in costs associated with compliance with Section 404 of the Sarbanes-Oxley Act. Marketing, general and administrative expenses of $212 million in the first quarter of 2005 increased 17 percent compared to $180 million in the first quarter of 2004. This increase was primarily due to additional marketing and branding efforts for our AMD Opteron and AMD Athlon 64 microprocessor products during first quarter of 2005 compared to first quarter of 2004.

Effects of Our 2002 Restructuring Plan

In December 2002, we began implementing the 2002 Restructuring Plan to further align our cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory

With the exception of the facility exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, which are payable through 2011, we have completed the activities associated with the 2002 Restructuring Plan. As a result of the 2002 Restructuring Plan, 1,786 employees had been terminated resulting in cumulative cash payments of approximately $60 million in severance and employee benefit costs.

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through March 27, 2005:

Exit Costs
(In thousands)
Accruals at December 26, 2004	$105,676
First quarter 2005 cash charges	(5,243)

Accruals at March 27, 2005	$100,433

Interest Income and Other, Net

Interest income and other, net, of approximately $4 million in the first quarter of 2005, improved from a net expense of $42 million in the fourth quarter of 2004. Interest income and other, net, in the fourth quarter of 2004 included an inducement charge of approximately $32 million related to a series of transactions pursuant to which we exchanged $201 million of our 4.50% Convertible Senior Notes due 2007 for our common stock and a charge of approximately $14 million in connection with the prepayment of the previously outstanding term loan associated with Fab 30 held by our subsidiary, AMD Saxony Limited Liability Company & Co. KG. Interest income and other, net, in the first quarter of 2005 decreased from $11 million in the first quarter of 2004 primarily due to a gain of $7 million in the first quarter of 2004 from sales of third-party securities that we held as equity investments.

Interest Expense

Interest expense of $24 million in the first quarter of 2005 decreased from $29 million in the fourth quarter of 2004 primarily due to an additional $3 million of interest expense that was capitalized rather than recognized as expense in the first quarter of 2005 in connection with our Fab 36 project. Interest expense of $24 million in the first quarter of 2005 decreased from $30 million in the first quarter of 2004 for the following reasons: we capitalized an additional $8 million of interest expense in the first quarter of 2005 in connection with our Fab 36 project, the absence of interest expense of approximately $8 million for the Fab 30 term loan referenced above that we prepaid in November 2004, and the reduction of interest expense of approximately $3 million because of the exchange of $201 million of our 4.50% Notes for our common stock during the fourth quarter of 2004, offset by interest expense of $12 million incurred on the 7.75% Senior Notes due 2012 that we sold in October 2004.

Income Taxes

We recorded income tax benefits of approximately $2 million, or 9 percent of pre-tax loss, in the first quarter of 2005 and $5 million, or 14 percent of pre-tax loss, in the fourth quarter of 2004 and an income tax provision of $2 million, or 5 percent of pre-tax income, in the first quarter of 2004. The income tax benefits recorded in the first quarter of 2005 and fourth quarter of 2004 were primarily for foreign tax benefits on losses in certain foreign jurisdictions. The income tax provision recorded in the first quarter of 2004 was primarily for taxes due on income generated in certain foreign jurisdictions.

Other Items

International net sales as a percent of net sales were 78 percent in the first quarter of 2005 and the fourth quarter of 2004 and 82 percent in the first quarter of 2004. During the first quarter of 2005, approximately 17 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 16 percent during the fourth quarter of 2004 and 27 percent during the first quarter of 2004. Sales denominated in foreign currencies consist primarily of sales by Spansion to Fujitsu, which are denominated in yen.

As a result of our foreign operations, we have net sales, costs, assets and liabilities that are denominated in foreign currencies. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain of our fixed asset purchases are denominated in euro and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	a significant amount of costs of our Fab 36 project is denominated in euro.

As a consequence, movements in exchange rates could cause our expenses to increase as a percentage of net sales, affecting our profitability and cash flows. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. The net impact on our operating results from changes in foreign currency rates individually and in the aggregate has not been material, principally as a result of our foreign currency forward contracts and option contracts referenced above.

FINANCIAL CONDITION

We have a substantial amount of indebtedness. As of March 27, 2005, we had consolidated debt of approximately $1.9 billion.

Our cash, cash equivalents and short-term investments at March 27, 2005 totaled approximately $1.1 billion, which included approximately $225 million in cash, cash equivalents and short-term investments held by Spansion. Spansion’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third-party loan agreements, Spansion must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion’s outstanding debt to us and Fujitsu. Any remaining cash after these distributions is distributed at the discretion of Spansion’s Board of Managers to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent for AMD and 40 percent for Fujitsu.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarter of 2005 was approximately $251 million. Our net loss for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The increase in prepaid and other current assets included an increase of approximately $41 million in value added tax, or VAT, and receivables related to purchases of equipment for Fab 36. The net changes in other liabilities in the first quarter of 2005 included refunds to customers of deposits totaling $17.5 million under long-term purchase agreements. Accounts payable and accrued liabilities increased in the first quarter of 2005 primarily due to purchases of equipment for Fab 36.

Net cash provided by operating activities in the first quarter of 2004 was approximately $220 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes of other liabilities in the first quarter of 2004 included refunds to customers of deposits totaling $21 million under long-term purchase agreements and $16 million in royalty payments under a cross-license agreement.

Net Cash Used in Investing Activities

Net cash used in investing activities was $670 million in the first quarter of 2005. Cash was used primarily to purchase short-term investments and property, plant and equipment, including approximately $356 million for completing the construction and continuing with the facilitization of Fab 36.

Net cash used in investing activities was $208 million in the first quarter of 2004. Cash was used primarily to purchase property, plant and equipment, including approximately $53 million related to our continuing construction of Fab 36.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $158 million in the first quarter of 2005, primarily from proceeds from an equipment sale leaseback transaction, capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, purchases of stock under our Employee Stock Purchase Plan and upon employee stock option exercises, partially offset by payments on outstanding debt and capital lease obligations.

Net cash used in financing activities was $21 million in the first quarter of 2004, primarily for payments on debt and capital lease obligations, offset by proceeds from an equipment sale and leaseback transaction, purchases of stock under our Employee Stock Purchase Plan and upon employee stock option exercises.

Liquidity

We believe that cash flows from operations and current cash balances, together with currently available credit facilities (see “Revolving Credit Facilities,” below) and external financing, will be sufficient to fund operations and capital investments in the short-term and long-term. We also believe we have sufficient financing arrangements in place to fund the Fab 36 project through 2007. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings, or from issuances of additional debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to us.

Revolving Credit Facilities

AMD Revolving Credit Facility

Our revolving credit facility provides for a secured revolving line of credit of up to $100 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of March 27, 2005, no borrowings were outstanding under our revolving credit facility.

Pursuant to the terms of our revolving credit facility, we have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in our revolving credit facility) declines below $125 million:

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

As of March 27, 2005, net domestic cash, as defined, totaled $774 million and the preceding financial covenants were not applicable. Our obligations under our revolving credit facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan, a subsidiary of Spansion, entered into a revolving credit facility agreement with certain Japanese financial institutions. On March 25, 2005, Spansion Japan amended this agreement and renewed it for an additional one-year period under substantially the same terms. The amended and extended revolving facility credit agreement, which is comprised of two tranches, provides for an aggregate loan amount of up to 15 billion yen (approximately $141 million as of March 27, 2005). Tranche A provides for an aggregate amount of up to six billion yen (approximately $56 million as of March 27, 2005) and tranche B provides for an aggregate amount of up to nine billion yen (approximately $85 million as of March 27, 2005). Spansion Japan can draw under the facility until March 24, 2006. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders. As of March 27, 2005, there were no borrowings outstanding under this facility.

Amounts borrowed under tranche A bear interest at a rate equal to the Tokyo Interbank Offered Rate, or TIBOR, plus 0.55 percent. Amounts borrowed under tranche B bear interest at a rate of TIBOR plus 1.2 percent. Spansion Japan must first fully draw under tranche A prior to drawing amounts under tranche B. Borrowings must be used for working capital purposes and must be repaid no later than April 24, 2006. As of March 27, 2005, TIBOR was 0.09 percent.

Pursuant to the terms of the revolving facility credit agreement, Spansion Japan is not permitted to make distributions, including declaring any dividends other than those to be declared after the end of each fiscal quarter and is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $564 million as of March 27, 2005) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of 21.125 billion yen (approximately $199 million as of March 27, 2005) as of the last day of fiscal year 2005; and

•	ensure that as of each of the last day of the third and fourth quarter of fiscal 2005, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus maintenance capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120 percent.

In addition, Spansion Japan cannot, without the consent of the majority lenders (as defined in the agreement), enter into any consolidation or merger, or transfer, lease or otherwise dispose of all or substantially all of its assets or business, or remove any equipment from its Aizu-Wakamatsu facilities or transfer or otherwise dispose of these facilities, in a manner that may substantially affect Spansion Japan’s ability to make repayments under this agreement. Spansion Japan cannot obtain any loans from a third party or provide a guarantee or any loans to a third party that may substantially affect Spansion Japan’s ability to make repayments under this agreement.

As of March 27, 2005, Spansion Japan was in compliance with these covenants.

In addition, if Spansion Japan’s minimum cash balance is less than one billion yen (approximately $9.4 million as of March 27, 2005), Spansion Japan is prohibited from:

•	subject to ordinary course of business and certain other exceptions, entering into any merger, reorganization or consolidation, or transferring, leasing or otherwise disposing of all or any part of its assets, or entering into any agreement concerning such transactions;

•	making certain distributions, including declaring any dividends other than those to be declared after the end of each fiscal quarter, and redeeming, repurchasing, retiring or otherwise acquiring its capital stock or any option for such capital stock; or

•	changing its capital structure (including capital reduction) in a way that may substantially affect Spansion Japan’s ability to meet its obligations under the agreement.

Because during the term of this agreement Spansion Japan has maintained a cash balance that has been greater than one billion yen, these covenants have not been applicable.

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

Amounts outstanding under the revolving credit facility may be accelerated and become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $1.9 million as of March 27, 2005), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: suspension of any payment by Fujitsu, filings or proceedings in bankruptcy or corporate reorganization, failure of any check or note issued by Fujitsu to clear for payment, default by Fujitsu with respect to payments to Spansion Japan or other obligations under the distribution agreement with us, and default by Fujitsu with respect to other third-party indebtedness where such debt exceeds 1.0 billion yen (approximately $9.4 million as of March 27, 2005). As of March 27, 2005, the amount of accounts receivable held in trust was approximately $163 million.

Because borrowings under the Spansion Japan revolving loan agreement are denominated in yen, the U.S. dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of March 27, 2005 of 106.315 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at March 27, 2005, and is supplemented by the discussion following the table.

Principal contractual cash obligations at March 27, 2005 were:

	Total	2005	2006	2007	2008	2009	2010 and beyond
	(in thousands)
4.75% Debentures	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Notes	201,500	—	—	201,500	—	—	—
7.75% Notes	600,000	—	—	—	—	—	600,000
Repurchase Obligations to Fab 36 Partners (1)	116,271	15,261	25,218	25,264	25,264	25,264	—
July 2003 Spansion Term Loan	37,724	20,625	17,099	—	—	—	—
Spansion Japan Term Loan	112,873	33,862	45,149	33,862	—	—	—
Fujitsu Cash Note	40,000	10,000	30,000	—	—	—	—
AMD Penang Term Loan	5,946	1,139	1,518	1,518	1,518	253	—
Spansion China Loan	31,774	31,774	—	—	—	—	—
Capital Lease Obligations	224,043	80,834	99,011	43,986	212	—	—
Operating Leases(2)	428,704	57,457	66,418	54,833	46,772	39,109	164,115
Unconditional Purchase Commitments (2)(3)	1,354,187	170,197	305,315	300,284	181,023	43,470	353,898

Total principal contractual cash obligations	$3,653,022	$421,149	$589,728	$661,247	$254,789	$108,096	$1,618,013

(1)	This amount represents the silent partnership contributions received by our subsidiary AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, as of March 27, 2005 from the unaffiliated limited partners, Fab 36 Beteiligungs and Leipziger Messe, under the Fab 36 partnership agreements. AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG are required to repurchase up to $181 million of the unaffiliated limited partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. As of March 27, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	Lease obligations and commitments that are cancelable upon notice and without significant penalties are not included in the amounts above.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on the volume or the types of services we require. In those cases, we only included the minimum volume or purchase commitment in the table above.

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

Beginning on February 5, 2005, the 4.75% Debentures are redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice. As of March 27, 2005, we would not have been able to redeem the 4.75% Debentures because the requirement set forth above was not met.

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. During the fourth quarter of 2004, we exchanged an aggregate of $201 million of these 4.50% Notes for 29,391,261 shares of our common stock. Accordingly, as of March 27, 2005, $201.5 million of our 4.50% Notes were outstanding. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the remaining 4.50% Notes are redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on December 4, 2005 through November 30, 2006	101.800%
Beginning on December 1, 2006 through November 30, 2007	100.900%
On December 1, 2007	100.000%

The remaining 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the remaining 4.50% Notes will be convertible into approximately 135 shares of our common stock. Approximately $6 million of the original issuance costs associated with the remaining 4.50% Notes continue to be amortized ratably over the term of the 4.50% Notes, as interest expense, approximating the effective interest method.

Holders have the right to require us to repurchase all or a portion of our remaining 4.50% Notes in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.50% Notes plus accrued and unpaid interest.

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

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875%
Beginning on November 1, 2009 through October 31, 2010	101.938%
Beginning on November 1, 2010	100.000%

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

On March 23, 2005, our registration statement on Form S-4 with respect to the 7.75% Notes was declared effective by the Securities and Exchange Commission. This Registration Statement enabled holders to exchange the outstanding 7.75% Notes, or the old notes, for publicly registered notes, the new notes, with substantially identical terms. The exchange offer commenced on March 23, 2005 and was consummated on April 22, 2005. One hundred percent of the old notes were tendered in exchange for the new notes and the old notes were cancelled. The new notes have substantially identical terms as the old notes except that the new notes are registered under the Securities Act of 1933 and, therefore, do not contain legends restricting their transfer.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million are being amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

We may elect to purchase or otherwise retire our 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

We are facilitizing Fab 36, which is located adjacent to Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. Accordingly, AMD Fab 36 KG is our indirect consolidated subsidiary. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in volume production in 2006.

AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH & Co. KG, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving up to approximately $703 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36, from commencement of the project through 2007, will be approximately $2.5 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of approximately $758 million under the partnership agreements, revolving loans from us of up to approximately $972 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to approximately $415 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $907 million from a consortium of banks;

•	up to approximately $703 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of March 27, 2005, we had contributed $248 million of equity in AMD Fab 36 KG and $238 million of revolving loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their capital contributions in AMD Fab 36 KG. The partnership has been established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $907 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Pursuant to the terms of the guarantee between us and the lenders, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of March 27, 2005, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $758 million, Leipziger Messe agreed to provide an aggregate of $259 million and Fab 36 Beteiligungs agreed to provide an aggregate of $155 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions, collectively referred to as the partnership contributions or interests. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total partnership contributions depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by approximately $65 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed its capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.5 million to Leipziger Messe and a premium of $2.7 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. However, this mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $104 million of Leipziger Messe’s silent partnership contributions in four installments of approximately $26 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership contributions of $77 million in annual 20 percent installments commencing in October 2005.

For accounting and financial reporting purposes under United States generally accepted accounting principles, we classified the portion of the silent partnership contribution that is mandatorily redeemable as debt, based on its fair value because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the carrying value of this debt towards our ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. We classify this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs plus the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward our ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

As of March 27, 2005, AMD Fab 36 KG received $116 million of silent partnership contributions and $128 million of limited partnership contributions from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $703 million.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our financial statements and amortize them to operations ratably starting from December 2004 through December 2012. Currently, we amortize these amounts as a reduction to research and development expenses. At such time as Fab 36 begins to manufacture products, which we expect to be in 2006, we will amortize these amounts as a reduction to cost of sales. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of March 27, 2005, AMD Fab 36 KG received cash allowances of $5 million for investments made in 2003 and cash grants of $130 million consisting of both grants for investments made in 2003 and 2004 and a prepayment for investments planned in 2005 and the first half of 2006.

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

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at March 27, 2005, of 0.772 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of limited partnership and other equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through March 27, 2005, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

July 2003 Spansion Term Loan and Guarantee

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 6.56 percent at March 27, 2005. Repayment occurs in consecutive, quarterly principal and interest installments ending in June 2006. As of March 27, 2005, approximately $38 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. Spansion granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Under the terms of the July 2003 Spansion Term Loan, Spansion enters into an enhanced covenant period if either its net domestic cash balance (as defined in the July 2003 Spansion Term Loan) as of the last day of any fiscal quarter is below $60 million or if its net worldwide cash balance (as defined in the March 2004 amendment) as of the last day of any fiscal quarter is below $130 million.

During an enhanced covenant period, Spansion is, among other things, restricted in its ability to pay cash dividends. In addition, during an enhanced covenant period, Spansion is also required to comply with the following financial covenants:

•	refrain from entering into any merger transaction, reorganization or consolidation;

•	refrain from the transfer, sale, assignment, lease or disposition of our property except for sales of certain inventory and equipment in the ordinary course of business and the sale of certain assets that do not exceed certain threshold amounts;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Spansion Term Loan) of not less than $850 million;

•	achieve EBITDA according to the following schedule:

Period	Amount
(in thousands)
For each of the four quarters ending in 2005	$640,000
For each of the four quarters ending in 2006	$800,000

•	maintain a fixed charge coverage ratio (as defined in the July 2003 Spansion Term Loan) according to the following schedule:

Period	Ratio
Fiscal 2005	1.0 to 1.00
Fiscal 2006	0.9 to 1.00

Amounts outstanding under the July 2003 Spansion Term Loan may be accelerated and become due and payable upon the occurrence of an event of default. An event of default would occur if Spansion does not meet various obligations or if various events occur. These include, among other things, any failure to pay loan amounts when due, a breach of any representation or warranty made under the agreement, the filing of voluntary bankruptcy proceedings, the dissolution, winding-up or liquidation of Spansion, and the expropriation or condemnation of our property by any legal authority.

As of March 27, 2005, Spansion’s net domestic cash balance was $156 million and its net worldwide cash balance was $225 million. Because Spansion was not in an enhanced covenant period, the preceding financial covenants were not applicable.

Spansion Japan Term Loan and Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing venture between us and Fujitsu which we refer to as the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of March 27, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of March 27, 2005, $113 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu up to 60 percent of amounts paid by Fujitsu under its guarantee. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for AMD’s reimbursement obligation.

Under this loan agreement, Spansion Japan is prevented from making distributions or dividends in certain situations. In addition, Spansion Japan is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $564 million based on the exchange rate as of March 27, 2005);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in thousands)
Fiscal 2005	$204,000
Fiscal 2006	$188,000

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than 120 percent.

In addition, Spansion Japan is subject to other covenants, including those that are applicable when Spansion Japan’s minimum cash balance is less than one billion yen and events of default that would cause all of the amounts outstanding under this agreement to become immediately due and payable that are substantially similar to the covenants and events of default in the Spansion Japan Revolving Loan Agreement described above.

As of March 27, 2005, Spansion Japan was in compliance with these covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the U.S. dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of March 27, 2005 of 106.315 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Fujitsu Cash Note

In connection with the Spansion reorganization in June 2003, Fujitsu loaned Spansion $40 million pursuant to the terms of an unsecured promissory note. Payments are comprised of four equal principal payments due on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The note bears interest at LIBOR plus four percent, to be paid quarterly. The interest rate cannot exceed seven percent. The interest rate adjusts each calendar quarter based on the LIBOR rate. All amounts outstanding under this note become due and payable upon the occurrence of a payment default. As of March 27, 2005, the interest rate was 6.56 percent and the remaining principal balance on this note was $40 million. The proceeds from this note were used to fund Spansion’s working capital needs.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang was eligible to borrow up to 30 million Malaysian Ringgit (approximately $8 million as of March 27, 2005). The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of March 27, 2005 was approximately $6 million. However, the undrawn amount was cancelled.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $14.5 million as of March 27, 2005). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each draw-down. As of March 27, 2005, Spansion China had fully drawn on the loans. These loans are secured by Spansion China’s assembly and test facility and its land use rights.

Capital Lease Obligations

As of March 27, 2005, we had aggregate outstanding capital lease obligations of approximately $224 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2008. Leased assets consist principally of machinery and equipment. We guaranteed approximately $75 million of Spansion’s and its subsidiaries’ aggregate outstanding capital lease obligations as of March 27, 2005.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of March 27, 2005, were approximately $429 million, of which $103 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of March 27, 2005, were approximately $1.4 billion for periods through 2020. These purchase commitments include approximately $524 million related to contractual obligations to purchase energy and gas for Fab 30 and Fab 36 and $240 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Our non-cancelable purchase commitments also include approximately $17 million to M+W Zander for the design and construction of Fab 36 and other related services. These payments will be made to M+W Zander as services are performed. In addition, unconditional purchase commitments also include approximately $61 million for software maintenance agreements that require periodic payments through 2009. As a result, we have not recorded any liabilities relating to these agreements. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Other Long-Term Liabilities

The only component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of approximately $81 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of approximately $342 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $21 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 27, 2005 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet as of March 27, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on our unaudited condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
July 2003 Spansion term loan guarantee	$22,634	$12,375	$10,259	$—	$—	$—	$—
Spansion Japan term loan guarantee	67,723	20,317	27,089	20,317	—	—	—
Spansion capital lease guarantees	74,642	37,186	34,168	3,288	—	—	—
Repurchase Obligations to Fab 36 partners(2)	116,271	15,261	25,218	25,264	25,264	25,264	—

Total guarantees	$281,270	$85,139	$96,734	$48,869	$25,264	$25,264	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, as of March 27, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $181 million of the partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. We guaranteed these obligations. As of March 27, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005.

Guarantees of Indebtedness Not Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 27, 2005 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheet as of March 27, 2005 and their expected expiration dates:

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$18,579	$7,495	$8,009	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	41,459	—	—	41,459	—	—	—
AMTC rental guarantee(2)	142,129	—	—	—	—	—	142,129
Other	5,032	1,360	3,672	—	—	—	—

Total guarantees	$207,199	$8,855	$11,681	$43,509	$1,025	$—	$142,129

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling approximately $19 million as of March 27, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. To finance the project, BAC and AMTC entered into a $155 million revolving credit facility and a $97 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 27, 2005, we guaranteed up to approximately $41 million plus interest and expenses under the revolving loan, and up to approximately $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $142 million. As of March 27, 2005, $89 million was drawn under the revolving credit facility, and $72 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Other Financial Matters

Spansion LLC

During the four-year period commencing on June 30, 2003, we are obligated to provide Spansion with additional funding to finance operations shortfalls, if any. Generally, Spansion is first required to seek any required financing from external sources, either on a non-recourse basis to us or with guarantees based on our pro-rata ownership interest. However, if such third-party financing is not available, we must provide funding to Spansion equal to our pro-rata ownership interest in Spansion, which is currently 60 percent. At this time, we believe that Spansion will be able to obtain external financing when needed. However, there is no assurance that external financing will be available when needed and currently we cannot estimate the amount of additional funding, if any, that we will be required to provide during this four-year period.

In the event the initial public offering of Spansion is consummated, AMD and Fujitsu will no longer be obligated to provide Spansion with additional funding.

Outlook

For the second quarter of 2005, we expect Computation Products net sales to be flat or down slightly compared with the first quarter of 2005.

In addition, for the second quarter of 2005, we expect marketing, general and administrative expenses and research and development expenses to increase by approximately five percent, primarily due to additional start up costs related to Fab 36.

We currently expect that capital expenditures for fiscal 2005 will be approximately $1.5 billion. A significant portion of these expenditures will be in connection with the Fab 36 project.

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

Section II. General Option and Award Information

The following is a summary of stock option activity for the quarter ended March 27, 2005 and fiscal year ended December 26, 2004:

	Quarter Ended March 27, 2 005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands except exercise price)
Options:
Outstanding at beginning of period	53,684	$13.58	40,969	$12.92
Granted	2,661	$16.85	26,121	$14.54
Canceled	(349)	$13.44	(3,425)	$23.20
Exercised	(2,496)	$8.35	(9,981)	$10.08

Outstanding at end of period	53,500	$13.99	53,684	$13.58

Exercisable at end of period	31,732	$14.05	32,250	$13.72
Available for grant at beginning of period	23,901		29,613
Available for grant at end of period	21,320		23,901

In-the-money and out-of-the-money stock option and award information as of March 27, 2005, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(in thousands except exercise price)
In-the-Money	25,604	$11.54	18,262	N/A	(3)	43,866		$12.19
Out-of-the-Money(1)	6,128	$24.57	3,506	N/A	(3)	9,634		$22.19

Total Options Outstanding	31,732	$14.05	21,768	N/A	(3)	53,500	(2)	$13.99

(1)	Out-of-the-money stock options have an exercise price equal to or above $16.12, the closing price of AMD’s common stock, on March 24, 2005, the last trading day of the first quarter of 2005.
(2)	Includes options for 208,083 shares outstanding from treasury stock, which were issued as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III. Distribution and Dilutive Effect of Options and Awards

Options and awards granted to employees, including officers, and non-employee directors were as follows:

	YTD 2005	2004	2003
Net grants(1) during the period as % of outstanding shares(2)	0.59%	5.79%	-4.87%
Grants to listed officers(3) during the period as % of total options granted	8.93%	3.59%	11.77%
Grants to listed officers during the period as % of outstanding shares	0.06%	0.24%	0.19%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	12.08%	11.94%	22.90%

(1)	Options grants are net of options canceled.
(2)	Outstanding shares as of March 27, 2005, December 26, 2004 and December 28, 2003.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2005, 2004 and 2003.

Section IV. Executive Options and Awards

Options and awards granted to listed officers for the quarter ended March 27, 2005 were as follows:

	2005 Option and Award Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees as of March 27, 2005	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000	4.70%	$16.60	2/3/2012	$847,787	$1,975,703
Henri Richard	31,250	1.17%	$16.60	2/3/2012	$211,947	$493,926
Robert Rivet	31,250	1.17%	$16.60	2/3/2012	$211,947	$493,926
Derrick R. Meyer	37,500	1.41%	$16.60	2/3/2012	$254,336	$592,711
Iain Morris	12,500	0.47%	$16.60	2/3/2012	$84,779	$197,570

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.

Option exercises during the quarter ended March 27, 2005 and option values for listed officers for this period were as follows:

Name(1)	Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options at March 27, 2005		Values of Unexercised In-the Money Options at March 27, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	145,837	$1,557,540	2,559,731	1,994,432	$272,876	$3,158,508
Henri Richard	—	$—	112,966	187,034	$301,329	$441,359
Robert Rivet	25,000	$204,800	548,611	276,389	$1,702,162	$1,081,525
Derrick R. Meyer	—	$—	462,250	223,700	$1,674,631	$646,222
Iain Morris	—	$—	20,000	80,000	$35,200	$144,175

(1)      The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.

(2)      Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date, which is either the date of exercise or fiscal year-end, and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance under our 2004 Plan as of March 27, 2005, are summarized in the following table:

	Quarter Ended March 27, 2005
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands except exercise price)
Equity compensation plans approved by stockholders	33,250		$15.28	21,320
Equity compensation plans not approved by stockholders	20,250	(1)	$11.87	—

TOTAL	53,500			21,320

(1)	Includes 208,803 shares granted from treasury stock as non-plan grants.

On April 27, 2005, we accelerated the vesting of all stock options outstanding under our 2004 Equity Incentive Plan and our prior equity compensation plans that have exercise prices per share higher than the closing price of our common stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of our common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration.

The primary purpose of the accelerated vesting was to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for us beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in our consolidated financial statements. The estimated future compensation expense associated with these accelerated options that would have been recognized in our statement of operations upon implementation of SFAS 123R is approximately $33 million. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles.

Risk Factors

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations to Fab 36 or Spansion.

In fiscal 2005, we plan to make approximately $1.5 billion in capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, under the partnership agreement for AMD Fab 36 KG, our German subsidiaries, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to invest approximately $758 million into AMD Fab 36 KG. In addition, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to approximately $972 million to AMD Fab 36 KG. Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

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

As of March 27, 2005, we had consolidated debt of approximately $1.9 billion. In addition, we guaranteed approximately $207 million of obligations, which are not reflected on our balance sheet. Our substantial indebtedness may:

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

Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, as of March 27, 2005, we and our subsidiaries would have had the following additional borrowings available:

•	Up to $100 million under our revolving credit facility. Amounts borrowed under this facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

•	Spansion Japan had up to 15 billion yen (approximately $141 million as of March 27, 2005) available under a revolving credit facility.

•	AMD Fab 36 KG will have the ability, subject to achieving certain milestones, to borrow up to $907 million (based on an exchange rate of 0.772 euro to one U.S. dollar as of March 27, 2005) from a consortium of banks under the Fab 36 Loan Agreements during 2006 and 2007.

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

The indenture governing our 7.75% Notes contains various covenants that limit our ability to:

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

In addition, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness that results in acceleration of the maturity date or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indenture governing our 7.75% Notes. Similarly, a default with respect to any indebtedness in excess of $25 million would cause a cross-default under the indentures governing our 4.75% Debentures and 4.50% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable and would permit the lenders to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. For example, we have granted a security interest in substantially all of our inventory and accounts receivable under our revolving credit facility, and in certain property, plant and equipment under the July 2003 Spansion Term Loan Agreement. If the lenders under any of the credit facilities or the note holders or the trustee under the indentures governing our 4.75% Debentures, 4.50% Notes and 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

We designed our AMD64-based processors to provide users with the ability to take advantage of 64-bit applications while preserving their ability to run existing 32-bit applications on servers and workstations and on desktop and mobile PCs. Market acceptance of these processors is subject to risks and uncertainties including:

•	the support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications;

•	the willingness of users to purchase products with 64-bit capability prior to the availability of software applications that take full advantage of our AMD64 technology;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors.

If we are unable to achieve further market acceptance of our AMD64 technology, we would be materially adversely affected.

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

For example, we have a joint development agreement with IBM, pursuant to which we work together to develop new process technologies. We anticipate that from March 27, 2005 through December 2008, we would pay fees to IBM of between approximately $210 million and $240 million in connection with joint development projects. In addition, from the beginning of 2002 through March 27, 2005, we paid approximately $275 million to IBM in connection with agreements and services related to license grants and research and development activities.

If this agreement were to be terminated, we would either have to resume research and development activities for microprocessors internally or find an alternative partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in the joint development agreement are critical to our AMD64-based processors and to our ability to commence operations at Fab 36 in accordance with our planned schedule.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in connection with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	substantial declines in average selling prices, most recently for our Spansion Flash memory products due to aggressive pricing by competitors.

For example, in 2001 and 2002, we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. Similarly, in the fourth quarter of 2004 and the first quarter of 2005, declining average selling prices contributed to a decline in our Memory Products net sales. If these conditions in the semiconductor industry occur, we would be materially adversely affected.

The demand for our products depends in part on continued growth in the industries into which they are sold. A market decline in any of these industries would have a material adverse effect on our results of operations.

The Computation Products segment of our business is dependent upon the market for computers, including mobile and desktop PCs, and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If demand for computers is below our expectations, we could be materially adversely affected. In addition, potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

The Memory Products segment of our business is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC peripheral equipment such as printers. Sales of Spansion products are also dependent upon the inclusion of increasing amounts of NOR Flash memory content in some of these products. In fiscal 2004, demand from the wireless category of the Flash memory market drove a substantial portion of sales for the Memory Products segment. If demand for these products, or NOR Flash memory content in these products, is below our expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, we would be materially adversely affected.

Intense competition in the microprocessor and Flash memory markets could materially adversely affect us.

The semiconductor industry is intensely competitive. With respect to our microprocessor products, our competitor is Intel Corporation. Microprocessor products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We may not be able to compete effectively if we fail to reduce our costs on existing products or fail to develop and introduce, on a cost-effective and timely basis, new products or enhanced versions of existing products with higher margins.

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. The basis of competition in the Flash memory market is cost, selling price, performance, quality and customer relationships. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of 2004 and the first quarter of 2005 and adversely impacted our results of operations. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Also, we and certain of our competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has similar characteristics to our MirrorBit technology which may allow these competitors to develop new Flash memory technology that is competitive with our MirrorBit technology. To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices. We expect competition in the Flash memory market to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share.

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

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server segment of the microprocessor market and a significant competitor in the Flash memory market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	pricing and allocation strategies and actions, including aggressive pricing for Flash memory products and microprocessors to increase market share;

•	anti-competitive business practices, including those recently identified in the Fair Trade Commission of Japan’s March 8, 2005 ruling, which found, among other things, that Intel conditioned its pricing based on customers not doing business with competitors;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	strong brand, and marketing and advertising expenditures in support of the brand.

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

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We also expect competition from Intel to increase to the extent Intel reduces prices on its microprocessor and/or Flash memory products and introduces new competitive products. For example, in 2004 Intel introduced a 64-bit processor for servers and workstations that runs existing 32-bit software applications. This processor competes with our AMD Opteron microprocessor. In addition, in April 2005 Intel introduced dual-core 64-bit processors for the desktop market. We plan to introduce competitive products in the second half of 2005. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 90-nanometer process technology, which can result in products that are higher performing, use less power and cost less to manufacture. We are currently completing our transition to 90-nanometer process technology for microprocessor manufacturing, and we expect to transition to 300-millimeter wafers in 2006. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor customers (including Fujitsu) accounted for approximately 46 percent of our total gross revenues in the first quarter of 2005. In addition, our Flash memory product sales growth is dependent to a large extent on demand for mobile telephones and our sales in the wireless market have been concentrated in a limited group of customers. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

If Spansion’s cost reduction efforts are not effective, we could be materially adversely affected.

The operating loss for our Memory Products segment was $110 million for the first quarter of 2005. As a result, Spansion is undertaking a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion Flash memory products. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, we could be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of 2004 we experienced a delay in qualifying and introducing a new Spansion Flash memory product based on MirrorBit technology for wireless applications. Although we introduced this product in the first quarter of 2005, the delay contributed to lower than anticipated Flash memory product revenues and caused us to lose market share in the wireless category of the Flash memory market. We are also in the process of transitioning a majority of our Flash memory products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we would be materially adversely affected.

In addition, we expect to introduce our dual-processors for PCs in the second half of 2005. If we are not able to introduce these dual-core processors on a timely basis or if our dual-core processors do not achieve market acceptance, we would be materially adversely affected.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on us.

Market acceptance of products based on our MirrorBit technology is a critical factor impacting our ability to increase revenues and market share as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. For example, in the first quarter of 2005 we introduced a new Spansion Flash memory product based on MirrorBit technology for wireless applications. If we do not achieve market acceptance of this product, we would be materially adversely affected.

Spansion Flash memory products are based on NOR architecture, and a significant market shift to NAND architecture could materially adversely affect us.

Flash memory products are generally based either on NOR architecture, or “Not And,” or NAND, architecture. To date, our Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. During 2003 and 2004, industry sales of NAND-based products grew at higher rates than sales of NOR-based products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. Moreover, the removable storage category of the Flash memory market, which is currently the second largest category after wireless, and is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based products over NOR-based products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

If we fail to successfully develop products based on our new ORNAND architecture, or if there is a lack of market acceptance of products based on our ORNAND architecture, our future operating results would be materially adversely affected.

As mobile phones become more advanced, they will require higher density Flash memory to meet increased data storage requirements. We intend to position ourselves to address the increasing demand for higher density Flash memory within the wireless category of the Flash memory market by offering products based on our ORNAND architecture, which we are currently developing. The success of our ORNAND architecture requires that we timely and cost effectively develop, manufacture and market ORNAND-based products that are competitive with NAND-based Flash memory products in the wireless category of the Flash memory market. We expect to begin commercial shipments of ORNAND-based products to customers in 2006. However, if we fail to develop and commercialize our ORNAND architecture on a timely basis or if our ORNAND-based products fail to achieve acceptance in the wireless market, our future operating results would be materially adversely affected.

If we are unable to timely and efficiently implement 300-millimeter wafer capacity for the manufacture of our Spansion Flash memory products, our business, results of operations or financial condition could be materially adversely affected.

We intend to develop manufacturing capacity on 300-millimeter wafers for our Spansion Flash memory products. Our goal is to have this capacity in place in 2007. The timing for developing 300-millimeter capacity will depend in part on the demand for our Flash memory products. If we are delayed in developing this capability or are unable to timely and efficiently ramp production on 300-millimeter wafers, we would not achieve anticipated cost savings associated with this technology and we could be materially adversely affected.

We are required to reach agreement with Fujitsu regarding certain actions of Spansion, and our interests may not be aligned.

We own 60 percent of the equity interest in Spansion while Fujitsu owns the remaining 40 percent. Although we are entitled to appoint a majority of the board of managers, which generally manages the affairs of Spansion, certain actions by Spansion require Fujitsu’s consent for as long as Fujitsu maintains specific levels of equity ownership in Spansion. In addition, based upon designated thresholds of Fujitsu’s percentage interest in Spansion, certain actions require the affirmative vote of at least a majority of the managers appointed by Fujitsu. These actions, which primarily represent protective rights for Fujitsu as a minority member, include:

•	major investments, acquisitions and dispositions of assets;

•	a merger or consolidation resulting in the transfer of more than 50% of the equity interests;

•	settlement of major legal proceedings and other actions;

•	approval of certain material contracts between us and Spansion;

•	changes to the equity capital structure of the Spansion, including the potential initial public offering of Spansion common stock; and

•	winding-up Spansion or one of its material subsidiaries.

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

Manufacturing capacity constraints and manufacturing capacity utilization rates may have a material adverse affect on us.

There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on us. For example, in the first half of fiscal 2004, we were not able to meet demand for certain of our lower density embedded Spansion Flash memory products We believe this adversely impacted our relationships with customers who received reduced or no allocations of our embedded products and we believe our competitors were able to take advantage of this situation to increase their market share. If we cannot meet demand for our products in the future, we would be materially adversely affected.

Industry overcapacity could cause us to under-utilize our manufacturing facilities and have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and are expected to continue to do so. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities. This may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate. In addition, during periods of industry overcapacity, such as was recently experienced by our Memory Products business, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. We are substantially increasing our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

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

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced product and process technologies;

•	successfully transition to advanced process technologies;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities; and

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies.

We are currently transitioning the manufacture of certain Flash memory products to 90-nanometer process technology. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

If we lose Microsoft Corporation’s support for our products, our ability to sell our microprocessors could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. If we fail to retain the support of Microsoft, our ability to market our microprocessors would be materially adversely affected.

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

One or more of our products may be found to be defective after the product has been shipped to customers in volume. The cost of product replacements or product returns may be substantial, and our reputation with our customers would be damaged. In addition, we could incur substantial costs to implement modifications to fix defects. Any of these problems could materially adversely affect us.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers.

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although there are alternative sources available, we have not qualified these sources and we do not believe that they currently have sufficient capacity to meet our requirements for SOI wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM and pSRAM, from third-party suppliers and incorporate these die into Spansion MCP products. Our production was constrained in first half of fiscal 2004 because of difficulties in procuring adequate supply of pSRAM. Some of these suppliers are also our competitors in the Flash memory market. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, we currently rely on Fujitsu to act as the sole distributor of our Flash memory products in Japan. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors would materially adversely affect us because our revenue would decline.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

All of our wafer fabrication capacity for microprocessors is located in Germany and a majority of our wafer fabrication capacity for Spansion Flash memory is located in Japan. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia, Singapore and Thailand and by third parties in Taiwan and Japan. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales were approximately 78 percent in the first quarter of 2005 and the fourth quarter of 2004 and 82 percent in the first quarter of 2004.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws; trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Any conflict or uncertainty in the countries in which we operate, including public health or safety concerns, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

Worldwide economic conditions may adversely affect demand for our products. For example, China’s economy has been growing at a fast pace over the past several years, and the Chinese government has recently introduced various measures to slow down the pace of economic growth. We believe some of these measures negatively impacted demand for our Flash memory products in the second half of 2004. If Chinese authorities are not able to stage an orderly slowdown of the economic growth, China’s economy may suffer. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

The occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. Terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, and our supply chain. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us and also may result in volatility of the market price for our securities.

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

As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we cover a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. If we cannot adequately protect our technology or other intellectual property in the United States and abroad, we would be materially adversely affected.

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

We are subject to a variety of environmental laws that could result in liabilities.

Our operations and properties are subject to various U.S. and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. From time to time, our facilities are subject to investigation by governmental regulators. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities or other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Two of our manufacturing sites are, or are located within, a federal Superfund site. Although we have not yet been, we could be named a potentially responsible party at these or other Superfund or other contaminated sites in the future. The costs associated with such sites could be material. In addition, contamination that has not yet been identified could exist at our other facilities.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union recently began imposing stricter requirements regarding reduced lead content in semiconductor packaging. While we have budgeted for foreseeable environmental expenditures, we cannot assure you that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California and three of our four wafer fabrication facilities for Spansion Flash memory products are located near major earthquake fault lines in Japan. Our assembly and test facilities are located in China, Malaysia, Singapore and Thailand. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We experienced no significant changes in market risk during the first quarter of 2005. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of March 27, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

**10.49(a)	Revolving Line Agreement (A), dated March 25, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto.

**10.49(b)	Revolving Line Agreement (B), dated March 25, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto.

10.49(d)	Floating Pledge Agreement, dated March 25, 2005, among Spansion Japan Limited and Mizuho Corporate Bank, Ltd. and the financial institutions specified therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested as to certain portions of this Exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 6, 2005	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer