Form 10-Q
period 2005-06-26
ADVANCED MICRO DEVICES INC
filed 2005-08-04
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 1, 2005: 398,357,368.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands except per share amounts)
Net sales	$1,037,737	$956,288	$2,056,506	$1,888,139
Net sales to related party (see Note 3)	222,181	305,549	430,040	610,131

Total net sales	1,259,918	1,261,837	2,486,546	2,498,270

Expenses:
Cost of sales	765,954	783,069	1,573,403	1,551,909
Research and development	272,584	224,821	525,706	450,911
Marketing, general and administrative	228,511	178,993	440,225	359,210
Restructuring and other special charges, net	—	2,514	—	2,514

	1,267,049	1,189,397	2,539,334	2,364,544

Operating income (loss)	(7,131)	72,440	(52,788)	133,726

Interest income and other, net	3,098	(2,203)	7,072	8,778
Interest expense	(25,653)	(27,956)	(49,898)	(58,110)

Income (loss) before minority interest and income taxes	(29,686)	42,281	(95,614)	84,394
Minority interest in net loss (income) of subsidiaries	37,905	(6,527)	84,758	(1,176)

Income (loss) before income taxes	8,219	35,754	(10,856)	83,218
(Benefit) provision for income taxes	(3,100)	3,574	(4,752)	5,947

Net income (loss)	$11,319	$32,180	$(6,104)	$77,271

Net income (loss) per common share:
Basic	$0.03	$0.09	$(0.02)	$0.22

Diluted	$0.03	$0.09	$(0.02)	$0.21

Shares used in per share calculation:
Basic	395,414	353,655	394,245	352,491

Diluted	405,739	420,053	394,245	419,008

See accompanying notes.

Condensed Consolidated Balance Sheets

	June 26, 2005	December 26, 2004*
	(Unaudited)
	(In thousands except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$711,221	$918,377
Short-term investments	508,843	277,182

Total cash and cash equivalents and short-term investments	1,220,064	1,195,559

Accounts receivable	569,089	564,538
Accounts receivable from related party (see Note 3 and Note 12)	180,242	172,871
Allowance for doubtful accounts	(13,644)	(17,837)

Total accounts receivable, net	735,687	719,572
Inventories:
Raw materials	40,824	63,875
Work-in-process	659,152	571,651
Finished goods	211,187	239,264

Total inventories	911,163	874,790
Deferred income taxes	71,656	87,836
Prepaid expenses and other current assets	309,491	350,240

Total current assets	3,248,061	3,227,997
Property, plant and equipment:
Land	56,121	64,401
Buildings and leasehold improvements	2,372,319	2,462,965
Equipment	7,758,458	7,920,517
Construction in progress	1,005,653	589,700

Total property, plant and equipment	11,192,551	11,037,583
Accumulated depreciation and amortization	(7,047,068)	(6,803,776)

Property, plant and equipment, net	4,145,483	4,233,807
Other assets	379,018	382,406

Total assets	$7,772,562	$7,844,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank under revolving loan	$50,412	$—
Accounts payable	726,056	636,229
Accounts payable to related party (see Note 3)	31,218	18,894
Accrued compensation and benefits	163,063	191,431
Accrued liabilities	454,221	437,161
Accrued royalties to related party (see Note 3)	7,375	8,180
Restructuring accruals, current portion	20,077	18,997
Income taxes payable	17,971	47,145
Deferred income on shipments to distributors	148,625	141,738
Current portion of long-term debt and capital lease obligations	224,233	220,828
Current portion of long-term debt payable to related party (see Note 3)	30,000	10,000
Other current liabilities	124,433	115,773

Total current liabilities	1,997,684	1,846,376
Deferred income taxes	68,131	104,246
Long-term debt and capital lease obligations, less current portion	1,581,584	1,598,268
Long-term debt payable to related party (see Note 3)	10,000	30,000
Other long-term liabilities	462,314	414,626
Minority interest	806,240	840,641
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 403,020,914 on June 26, 2005 and 398,505,543 on December 26, 2004; shares outstanding: 396,332,500 on June 26, 2005 and 391,738,648 on December 26, 2004	3,963	3,917
Capital in excess of par value	2,460,515	2,407,770
Treasury stock, at cost (6,688,414 shares on June 26, 2005 and 6,766,895 shares on December 26, 2004)	(90,176)	(91,101)
Retained earnings	302,208	308,497
Accumulated other comprehensive income	170,099	380,970

Total stockholders’ equity	2,846,609	3,010,053

Total liabilities and stockholders’ equity	$7,772,562	$7,844,210

*	Amounts as of December 26, 2004 were derived from the December 26, 2004 audited financial statements.

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 26, 2005	June 27, 2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,104)	$77,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in net income (loss) of subsidiaries	(84,758)	1,175
Depreciation	624,400	568,123
Amortization	26,936	22,250
Provision (reduction in provision) for doubtful accounts	(4,193)	991
Benefit for deferred income taxes	(20,550)	(5,322)
Restructuring and other special charges, net	—	2,514
Foreign grant and subsidy income	(54,904)	(40,033)
Net loss on disposal of property, plant and equipment	1,297	1,914
Net gain realized on sale of available-for-sale securities	—	(7,188)
Compensation recognized under employee stock plans	466	607
Recognition of deferred gain on sale of building	(840)	(841)
Tax benefit on minority interest in net loss of subsidiaries	9,756	1,356
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,551)	(69,362)
Increase in accounts receivable from related party	(7,371)	(61,145)
Increase in inventories	(35,335)	(31,368)
(Increase) decrease in prepaid expenses and other current assets	(9,978)	31,320
(Increase) decrease in other assets	(8,091)	11,909
Decrease in income taxes payable	(29,174)	(26,810)
Refund of customer deposits under long-term purchase agreements	(17,500)	(20,500)
Net increase in payables and accrued liabilities	125,465	9,014
Increase (decrease) in accounts payable to related party	12,324	(7,666)
Increase (decrease) in accrued royalties to related party	(805)	2,729

Net cash provided by operating activities	516,490	460,938

Cash flows from investing activities:
Purchases of property, plant and equipment	(821,737)	(563,010)
Proceeds from sale of property, plant and equipment	5,789	7,217
Purchases of available-for-sale securities	(541,688)	(172,586)
Proceeds from sale and maturity of available-for-sale securities	309,939	68,575
Other	(9,125)	—

Net cash used in investing activities	(1,056,822)	(659,804)
Cash flows from financing activities:
Proceeds from borrowings	36,267	22,457
Borrowings under revolving loan	50,528	—
Repayments of debt and capital lease obligations	(100,490)	(160,868)
Proceeds from foreign grants and subsidies	159,932	20
Proceeds from sale leaseback transactions	78,145	27,614
Proceeds from limited partners’ contribution	54,401	—
Proceeds from issuance of stock	53,065	44,681

Net cash provided by (used in) financing activities	331,848	(66,096)

Effect of exchange rate changes on cash and cash equivalents	1,328	(4,971)

Net decrease in cash and cash equivalents	(207,156)	(269,933)
Cash and cash equivalents at beginning of period	918,377	968,183

Cash and cash equivalents at end of period	$711,221	$698,250

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$38,634	$41,810
Income taxes	$31,873	$26,532

Non-cash financing activities
Equipment sale leaseback transaction	$78,145	$27,451

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 26, 2005

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and six months ended June 26, 2005 and June 27, 2004 each consisted of 13 weeks and 26 weeks. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its 2004 Equity Incentive Plan and its prior stock option plans and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effects on net income (loss) and net income (loss) per share are as follows for the quarters and six months ended June 26, 2005 and June 27, 2004.

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands except per share amounts)
Net income (loss) - as reported	$11,319	$32,180	$(6,104)	$77,271
Plus: compensation expense recorded under APB 25	313	265	456	596
Less: SFAS 123 compensation expenses	(72,320)	(40,195)	(98,520)	(105,923)

Net income (loss) - pro forma	$(60,688)	$(7,750)	$(104,168)	$(28,056)

Basic net income (loss) per share—as reported	$0.03	$0.09	$(0.02)	$0.22
Diluted net income (loss) per share—as reported	$0.03	$0.09	$(0.02)	$0.21
Basic net income (loss) per share—pro forma	$(0.15)	$(0.02)	$(0.26)	$(0.08)
Diluted net income (loss) per share—pro forma	$(0.15)	$(0.02)	$(0.26)	$(0.08)

On April 27, 2005, the Company accelerated the vesting of all employee stock options outstanding under the Company’s 2004 Equity Incentive Plan and the Company’s prior equity compensation plans that had exercise prices per share higher than the closing price of the Company’s common stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $65 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the pro forma table above for the quarter and six months ended June 26, 2005. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25.

The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense in the Company’s statement of operations associated with these options as measured under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is required to be adopted by the Company effective the beginning of the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than only being disclosed in a pro forma footnote in the Company’s consolidated financial statements.

The Company is currently evaluating the requirements of SFAS 123R and does not plan to adopt the new accounting standard prior to its required effective date. Although the effect of the adoption of SFAS 123R has not yet been determined, the Company expects that the adoption of SFAS 123R will have a material effect on its financial statements.

3. Related-Party Transactions

Fujitsu became a related party of the Company effective June 30, 2003 as a result of its 40 percent ownership interest in Spansion LLC, the Company’s majority-owned consolidated subsidiary. The following tables present the significant transactions between the Company and Fujitsu, directly and through its subsidiaries, including Spansion LLC and certain of Spansion’s subsidiaries, and balances receivable from or payable to Fujitsu as of, and for the periods, presented:

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)		(In thousands)
Net sales to Fujitsu	$222,181	$305,549	$430,040	$610,131
Royalty fees due to Fujitsu	3,853	5,855	7,375	9,925
Service fees due to Fujitsu	5,654	8,127	11,385	16,796
Other purchases of goods and services from Fujitsu	16,139	15,513	32,696	31,257
Purchases of manufacturing services from Fujitsu	8,687	21,614	19,256	44,414
Commercial die purchases from Fujitsu	21,791	51,520	40,983	79,955
Cost of employees seconded from Fujitsu	4,284	3,308	6,923	6,533
Rental expense payments to Fujitsu	540	527	1,140	1,091

	As of
	June 26, 2005	December 26, 2004
	(In thousands)
Accounts receivable from Fujitsu (see Note 12)	$180,242	$172,871
Accounts payable to Fujitsu	31,218	18,894
Accrued royalties to Fujitsu	7,375	8,180
Notes payable to Fujitsu	40,000	40,000

Effective April 1, 2005, Spansion and Fujitsu amended the Fujitsu Distribution Agreement to reduce the distribution margin earned by Fujitsu on the sale of Spansion Flash memory products from a margin of generally 6.5 percent to a margin of generally 4.3 percent. The distribution margin is accounted for as a reduction to net sales. Accordingly, the decrease in the distribution margin resulted in an increase to the line item, net sales to Fujitsu. Previously, Spansion and Fujitsu amended the Fujitsu Distribution Agreement to reduce the distribution margin from 7 percent to 6.5 percent, effective as of December 27, 2004.

The royalty payable to Fujitsu represents the payments made by Spansion LLC to Fujitsu for the use of specified intellectual property of Fujitsu.

The service fees to Fujitsu represent amounts paid by Spansion LLC in exchange for services provided by Fujitsu, including information technology, research and development, quality assurance, insurance procurement, facilities, environmental and human resources services. These services are provided primarily to Spansion Japan Limited, Spansion LLC’s wholly owned subsidiary (Spansion Japan).

Other purchases of goods and services primarily relate to purchases of power supply from Fujitsu. Fujitsu also provides manufacturing test and assembly services to Spansion LLC on a contract basis. In addition, Spansion LLC purchases commercial die from Fujitsu, which are packaged together with Spansion Flash memory products.

As of June 26, 2005, Fujitsu seconded certain employees to Spansion Japan. Spansion LLC paid the employees seconded from Fujitsu directly.

In addition to the above transactions with Fujitsu, certain of Spansion Japan’s employees are enrolled in either a defined benefit pension plan or a lump-sum retirement benefit plan sponsored by Fujitsu, or both. By agreement with Fujitsu, Spansion is required to fund those proportional benefit obligations attributable to the employees of Spansion Japan enrolled in these plans as of June 30, 2003. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the six-month period ended June 26, 2005, the Company recorded pension cost of approximately $3 million, and as of June 26, 2005, the Company recorded a pension benefit obligation liability of approximately $24 million. Although the Company believes that the estimates and assumptions it has used to record the pension cost and the related pension liability are reasonable, the actual amounts recorded could change when a full actuarial valuation is completed. The Company expects that a full actuarial valuation will be completed by the end of 2005 when the withdrawal from the plans discussed below occurs.

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

Historically, the Fujitsu pension plans included a substitutional portion, which is based on the pay-related part of old-age pension benefits prescribed by the Japan Welfare Pension Insurance Law (JWPIL) and is similar to social security benefits in the United States. In 2001, the JWPIL was amended to allow employers to transfer the substitutional portion of employer pension plans back to the Japanese government. Fujitsu has announced that they will separate the substitutional portion from the Fujitsu pension plans and transfer the obligation and related plan assets to the Japanese government. The Company expects that the transfer of assets and liabilities by Fujitsu to the Japanese government will be completed later this year. Spansion Japan plans to establish its separate pension plan immediately following this transfer and believes that this transfer will reduce the amount of assets and liabilities that would otherwise be transferred to Spansion Japan from the Fujitsu pension plans. The Company does not have sufficient data at this time to quantify the impact of the pending transfer.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of June 26, 2005:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(In thousands)
Cash equivalents:
Commercial paper	$365,866	$—	$—	$365,866
Money market funds	36,013	—	—	36,013
Time deposits	172,879	—	—	172,879

Total cash equivalents	$574,758	$—	$—	$574,758

Short-term investments:
Auction rate preferred stocks	$336,875	$—	$—	$336,875
Commercial paper	135,017	—	—	135,017
Federal agency notes	36,951	—	—	36,951

Total short-term investments	$508,843	$—	$—	$508,843

Long-term investments:
Equity investments	$3,942	$2,626	$—	$6,568

Total long-term investments (included in other assets)	$3,942	$2,626	$—	$6,568

Grand Total	$1,087,543	$2,626	$—	$1,090,169

Long-term equity investments consist of marketable equity securities that, while available for sale, the Company does not intend to use to fund current operations.

The Company did not realize any gain or loss from the sale of available-for-sale securities in the first six months of 2005 compared to a net gain of approximately $7 million in the first six months of 2004.

At June 26, 2005 and December 26, 2004, the Company had approximately $13 million and $14 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, which are classified as other long-term assets. The fair market value of these investments approximated their cost at June 26, 2005 and December 26, 2004.

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

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$11,319	$32,180	$(6,104)	$77,271

Effect of assumed conversion of 4.50% convertible notes:
Interest expense, net of tax	—	4,912	—	10,027
Profit sharing expense adjustment, net of tax	—	(492)	—	(1,002)

Numerator for diluted income (loss) per common share	$11,319	$36,600	$(6,104)	$86,296

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	395,414	353,655	394,245	352,491
Effect of dilutive securities:
Employee stock options	10,325	11,785	—	11,904
4.50% convertible notes	—	54,613	—	54,613

Dilutive potential common shares	10,325	66,398	—	66,517

Denominator for diluted income (loss) per common share - adjusted weighted-average shares	405,739	420,053	394,245	419,008

Net income (loss) per common share:
Basic	$0.03	$0.09	$(0.02)	$0.22

Diluted	$0.03	$0.09	$(0.02)	$0.21

Potential dilutive common shares totaling approximately 49 million and 21 million for the quarters ended June 26, 2005 and June 27, 2004 and 59 million and 21 million for the six months ended June 26, 2005 and June 27, 2004 were not included in the net income (loss) per common share calculation, as their inclusion would have been anti-dilutive.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company’s reportable segments include the Computation Products Group, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, the Memory Products Group, which includes Flash memory products, and the Personal Connectivity Solutions Group, which includes primarily low-power, high-performance x86 and MIPS® architecture-based embedded microprocessors. In addition to these three reportable segments, the Company also has the All Other category, which is not a reportable segment and includes certain operating expenses and credits that are not allocated to the operating segments because the CODM does not consider them in evaluating the operating performance of the Company’s business segments.

Prior period segment information has been reclassified to conform to the current period presentation.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and six months ended June 26, 2005 and June 27, 2004:

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Computation Products Group
Net sales	$767,197	$554,148	$1,516,798	$1,125,249
Operating income (loss)	110,209	57,504	201,715	124,787

Memory Products Group
Net sales	462,367	673,259	909,723	1,300,977
Operating income (loss)	(89,505)	45,163	(199,349)	58,975

Personal Connectivity Solutions Group
Net sales	30,354	34,430	60,025	72,044
Operating income (loss)	(14,336)	(14,028)	(31,427)	(21,094)

All Other
Net sales	—	—	—	—
Operating income (loss)	(13,499)	(16,199)	(23,727)	(28,942)

Total
Net sales	1,259,918	1,261,837	2,486,546	2,498,270
Operating income (loss)	(7,131)	72,440	(52,788)	133,726

Interest income and other, net	3,098	(2,203)	7,072	8,778
Interest expense	(25,653)	(27,956)	(49,898)	(58,110)
Minority interest in net loss (income) of subsidiaries	37,905	(6,527)	84,758	(1,176)
Provision (benefit) for income taxes	(3,100)	3,574	4,752	(5,947)

Net income (loss)	$11,319	$32,180	$(6,104)	$77,271

7. Comprehensive Income (Loss)

The total comprehensive loss for the quarter and six months ended June 26, 2005 was $106 million and $217 million. The total comprehensive income for the quarter and six months ended June 27, 2004 was $44 million and $36 million. The total comprehensive loss during 2005 was primarily as a result of the net change in cumulative translation adjustments due to strengthening of the U.S. dollar against the European euro and the Japanese yen.

8. Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of June 26, 2005 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet as of June 26, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s unaudited consolidated balance sheet for these guarantees.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(In thousands)

July 2003 Spansion term loan guarantee	$18,509	$8,250	$10,259	$—	$—	$—	$—
Spansion Japan term loan guarantee	59,395	13,199	26,398	19,798	—	—	—
Spansion capital lease guarantees	61,616	24,723	33,616	3,277	—	—	—
Repurchase Obligations to Fab 36 partners(2)	144,734	14,234	32,625	32,625	32,625	32,625	—

Total guarantees	$284,254	$60,406	$102,898	$55,700	$32,625	$32,625	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, a wholly owned subsidiary of AMD, as of June 26, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $169 million of the partners’ silent partnership contribution in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. The Company guaranteed these obligations. As of June 26, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to the Company’s repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, the Company assumed that Leipziger Messe will have contributed the full amount by December 2005.

July 2003 Spansion Term Loan Guarantee

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 7.09 percent at June 26, 2005. Repayment occurs in, consecutive, quarterly principal and interest installments ending in June 2006. As of June 26, 2005, $31 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent was guaranteed by the Company and 40 percent was guaranteed by Fujitsu. Spansion LLC granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for its guarantee obligations, the Company granted a security interest in certain of its assets, including its accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

Spansion Japan Term Loan Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing joint venture between AMD and Fujitsu, or the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of June 26, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of June 26, 2005, $99 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. The Company agreed to reimburse Fujitsu up to 60 percent of amounts paid by Fujitsu under its guarantee of this loan. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for the loan.

Spansion Capital Lease Guarantees

The Company has guaranteed certain capital lease obligations of Spansion LLC and its subsidiaries totaling approximately $62 million as of June 26, 2005. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion LLC over the terms of the leases.

Fab 36 Term Loan Guarantee

Pursuant to the terms of the partnership agreements, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase up to $169 million of Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $97 million of Leipziger Messe’s silent partnership contributions in four installments of approximately $24 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $73 million in annual 20 percent installments commencing in October 2005. AMD has guaranteed these obligations.

Guarantees of Indebtedness Not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of June 26, 2005, for which the related underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheet as of June 26, 2005 and their expected expiration dates.

	AmountsGuaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$16,080	$4,997	$8,008	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	38,667	—	—	38,667	—	—	—
AMTC rental guarantee(2)	125,388	—	—	—	—	—	125,388
Other	4,362	907	3,455	—	—	—	—

Total guarantees	$184,497	$5,904	$11,463	$40,717	$1,025	$—	$125,388

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion LLC and its subsidiaries totaling approximately $16 million as of June 26, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion LLC over the lease terms. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. To finance the project, BAC and AMTC entered into a $145 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by

BAC and AMTC, as of June 26, 2005, the Company guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $18 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is approximately $125 million. As of June 26, 2005, $83 million was drawn under the revolving credit facility, and $65 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

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

Changes in the Company’s liability for product warranty during the six months ended June 26, 2005 and June 27, 2004 were as follows:

	Six Months Ended
	June 26, 2005	June 27, 2004
	(In thousands)
Balance, beginning of period	$22,043	$24,668
New warranties issued during the period	18,834	21,111
Settlements during the period	(19,565)	(8,257)
Changes in liability for pre-existing warranties during the period, including expirations	(651)	(10,064)

Balance, end of period	$20,661	$27,458

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

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through June 26, 2005:

Exit Costs
(In thousands)

Accruals at December 26, 2004	$105,676
First quarter 2005 cash payments	(5,243)

Accruals at March 27, 2005	$100,433
Second quarter 2005 cash payments	(5,338)

Accruals at June 26, 2005	$95,095

As of June 26, 2005 and December 26, 2004, $75 million and $87 million of the total restructuring accruals of $95 million and $106 million were included in Other Liabilities (long-term) on the consolidated balance sheets. (See Note 10.)

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at June 26, 2005 and December 26, 2004 consisted of:

	June 26, 2005	December 26, 2004
	(in thousands)
Fab 30/Fab 36 deferred grants and subsidies	$304,940	$274,150
Restructuring accrual (see Note 9)	75,019	86,680
Spansion LLC pension liability (see Note 3)	24,495	25,890
Deferred gain on sale leaseback of building	20,967	21,807
Other	36,893	6,099

	$462,314	$414,626

11. Spansion LLC - Proposed Initial Public Offering

On April 13, 2005, Spansion filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock. The number of shares to be offered and the estimated price range for the common stock have not been determined. The Company does not know when, or if, an initial public offering will occur.

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and the Company’s ownership in Spansion would be reduced from its current ownership interest of 60 percent. At this time, the Company does not have enough information to quantify the potential financial impact of the proposed initial public offering, but the Company expects that it would have a material effect on the Company’s financial condition and results of operations, including the following:

•	The Company expects that its aggregate ownership interest in Spansion would be less than 50 percent and that it would no longer consolidate Spansion’s results of operations and financial position in its consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, the Company would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group;”

•	As of June 26, 2005, the Company guaranteed certain indebtedness of Spansion and its subsidiaries totaling approximately $156 million. Of this amount, approximately $140 million relates to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for the Company’s majority-owned subsidiary. However, because the Company expects that it would no longer consolidate Spansion’s results of operations and financial position, the Company would be required to record on its consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, the Company does not have enough information to evaluate the fair value of these guarantees; and

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of the Company’s interest in Spansion at the time of the initial public offering, the Company would realize either a gain or a loss upon the initial public offering, reflecting the reduction of its ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by the Company.

Completion of the proposed initial public offering is subject to many conditions, including the approval of the Company and Fujitsu as members of Spansion, the final approval of the Spansion Board of Managers, market conditions and governmental approvals. Market conditions and other factors could result in, among other things, a delay in or withdrawal of the initial public offering or pursuit of alternative transactions.

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

12. Spansion Japan Revolving Loan Agreement

On June 24, 2005, Spansion Japan borrowed approximately $50 million under tranche A of its outstanding Spansion Japan Revolving Loan. This amount bears interest at the rate of 0.63 percent and must be repaid by September 26, 2005. The amount is reflected as Notes Payable on the condensed consolidated balance sheet.

As security for amounts outstanding under this revolving facility, Spansion Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, Spansion Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. The trustee collects payments from Fujitsu into a separate trust account and releases these amounts to Spansion Japan less the specified threshold amounts that are required to be maintained.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the potential initial public offering of Spansion’s Class A common stock; our sales, operating results and anticipated cash flows; capital expenditures; research and development expenses; marketing, general and administrative expenses; the development and timing of the introduction of new products and technologies, including the ORNAND architecture; Spansion’s ability to implement 300-millimeter wafer manufacturing capacity; continued customer and market acceptance of our microprocessor products; continued customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology, including the ORNAND architecture; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers; the ability to produce our microprocessor and Flash memory products in the volumes and mix required by the market, either in our own facilities or at foundries; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies, including 65-nanometer for microprocessors and 90-nanometer for Flash memory, in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; the timing of our process technology transitions in our wafer fabrication facilities, including Fab 36; and our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe.

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

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Sempron, AMD Turion and AMD Geode are trademarks of Advanced Micro Devices, Inc. Spansion and MirrorBit are trademarks of Spansion LLC. Microsoft and Windows are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

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

During the second quarter of 2005, we continued to improve our performance in the Computation Products segment. Computation Products net sales increased two percent compared to the first quarter of 2005 and 38 percent compared to the second quarter of 2004 primarily due to increased demand for our AMD64-based processors.

In Memory Products, we experienced an increase of three percent in net sales compared to the first quarter of 2005, but net sales decreased 31 percent compared to the second quarter of 2004.We also continued to experience significant operating losses in our Memory Products segment because of the competitive Flash memory market. Memory Products net sales increased moderately compared to the first quarter of 2005 due in part to increased unit shipments. In addition, sales of Spansion Flash memory products based on MirrorBit technology increased from the previous quarter to more than 20 percent of total Memory Products net sales, and we experienced increased demand for second-generation MirrorBit products on 110-nanometer technology. However, average selling prices for Spansion Flash memory products decreased eight percent compared to the first quarter of 2005 and 35 percent compared to the second quarter of 2004 as a result of adverse market conditions.

In the near term, we believe critical success factors for AMD include our ability to:

•	continue to increase market acceptance of our AMD64 technology, particularly our AMD Opteron and AMD Turion processors;

•	strengthen our relationships with key customers and establish relationships with new customers that are industry leaders in their markets;

•	successfully develop and transition to the latest manufacturing process technologies, including 65-n65-nanometers for our microprocessors and 90-nanometers for our Flash memory products;

•	begin production at Fab 36 and at a foundry on a timely basis;

•	develop and introduce new products on a timely basis and achieve efficient and timely volume production of these products;

•	control costs;

•	increase the adoption of products incorporating MirrorBit technology; and

•	expand our participation in high-growth global markets, including China, Eastern Europe, India and Latin America.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue reserves, inventories, asset impairments, restructuring charges, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been materially consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended June 26, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended June 26, 2005, March 27, 2005 and June 27, 2004 each included 13 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended			Six Months Ended
	June 26, 2005	March 27, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(in millions)
Net sales
Computation Products Group	$767	$750	$554	$1,517	$1,125
Memory Products Group	463	447	673	910	1,301
Personal Connectivity Solutions Group	30	30	35	60	72
All Other	—	—	—	—	—

Total Net Sales	$1,260	$1,227	$1,262	$2,487	$2,498

Operating income (loss)
Computation Products Group	$110	$92	$57	$202	$125
Memory Products Group	(90)	(110)	45	(200)	59
Personal Connectivity Solutions Group	(14)	(17)	(14)	(31)	(21)
All Other	(13)	(11)	(16)	(24)	(29)

Total Operating Income (Loss)	$(7)	$(46)	$72	$(53)	$134

Computation Products Group

Computation Products Group (CPG) net sales of $767 million in the second quarter of 2005 increased two percent compared to net sales of $750 million in the first quarter of 2005. The increase in net sales was attributable to a six percent increase in average selling prices, partially offset by a four percent decrease in unit shipments. Average selling prices increased due to increased demand for our AMD64-based server and mobile processors, including our new dual-core AMD Opteron processors, which we introduced in April 2005, and our AMD Turion processors, which we introduced in March 2005.

Computation Products Group net sales of $767 million in the second quarter of 2005 increased 38 percent compared to net sales of $554 million in the second quarter of 2004 as a result of a 14 percent increase in average selling prices and a 22 percent increase in unit shipments. Average selling prices and unit shipments increased due to greater demand for our AMD64-based processors, including our dual-core AMD Opteron processors, our AMD Turion processors, and our AMD Sempron processors, which we introduced in July 2004.

Computation Products Group net sales of $1,517 million in the first six months of 2005 increased 35 percent compared to net sales of $1,125 million in the first six months of 2004 as a result of a nine percent increase in average selling prices and a 25 percent increase in unit shipments. Average selling prices and unit shipments increased due to greater demand across all geographic regions.

Computation Products Group operating income of $110 million in the second quarter of 2005 improved by $18 million from operating income of $92 million in the first quarter of 2005, primarily as a result of an increase in average selling prices of six percent, partially offset by an increase in research and development expenses of $18 million due primarily to higher start up costs for our 300-millimeter wafer fabrication facility in Dresden, Germany, which we refer to as Fab 36.

Computation Products Group operating income of $110 million in the second quarter of 2005 improved by $53 million compared to operating income of $57 million in the second quarter of 2004, primarily as a result of increased demand for our AMD64-based processors, which contributed to the 14 percent increase in average selling prices and the 22 percent increase in unit shipments referenced above.

Computation Products Group operating income of $202 million in the first six months of 2005 improved by $77 million compared to operating income of $125 million in the first six months of 2004, primarily as a result of increased demand for our AMD64-based processors, which contributed to a nine percent increase in average selling prices.

Memory Products Group

Memory Products Group net sales of $463 million in the second quarter of 2005 increased three percent compared to net sales of $447 million in the first quarter of 2005. The increase in net sales was primarily attributable to an increase of 12 percent in unit shipments and a reduction from generally 6.5 percent to generally 4.3 percent in the distribution margin payable by Spansion to Fujitsu under the Fujitsu Distribution Agreement, which added approximately $4 million to Memory Products net sales in the second quarter of 2005, partially offset by a decrease of eight percent in average selling prices. The distribution margin earned by Fujitsu on the sale of Spansion Flash memory products was reduced from a margin of generally 6.5 percent to a margin of generally 4.3 percent as of April 1, 2005. Unit shipments increased due to increased demand. Average selling prices decreased as a result of adverse market conditions.

Memory Products Group net sales of $463 million in the second quarter of 2005 decreased 31 percent compared to net sales of $673 million in the second quarter of 2004. The decrease in net sales was primarily attributable to a 35 percent decrease in average selling prices, partially offset by an increase of five percent in unit shipments. The decrease in net sales was also mitigated by a decrease in the distribution margin payable by Spansion to Fujitsu under the Fujitsu Distribution Agreement, which added approximately $5 million to Memory Products net sales in the second quarter of 2005. The distribution margin earned by Fujitsu on the sale of Spansion Flash memory products was reduced from a margin of generally seven percent to a margin of generally 6.5 percent as of December 27, 2004. The distribution margin was subsequently reduced further from generally 6.5 percent to generally 4.3 percent as of April 1, 2005. Average selling prices decreased from the second quarter of 2004 as a result of adverse market conditions.

Memory Products Group net sales of $910 million in the first six months of 2005 decreased 30 percent compared to net sales of $1.3 billion in the first six months of 2004. The decrease in net sales was primarily attributable to a 32 percent decrease in average selling prices, partially offset by an increase of three percent in unit shipments. Average selling prices decreased from the first six months of 2004 as a result of adverse market conditions. The decrease in net sales for the period was mitigated by the reduction in the distribution margin payable by Spansion to Fujitsu under the Fujitsu Distribution Agreement in the first quarter of 2005, which added approximately $1 million to Memory Products net sales and the further reduction in the distribution margin payable by Spansion to Fujitsu in the second quarter of 2005, which added approximately $5 million to Memory Products net sales. The distribution margin payable in the first quarter of 2005 was generally 6.5 percent while the distribution margin payable in the first quarter of 2004 was generally seven percent. The distribution margin payable in the second quarter of 2005 was generally 4.3 percent while the distribution margin payable in the second quarter of 2004 was generally seven percent.

Memory Products Group operating loss of $90 million in the second quarter of 2005 decreased by $20 million compared to operating loss of $110 million in the first quarter of 2005. The decrease in operating loss was due primarily to the 12 percent increase in unit shipments discussed above, partially offset by the eight percent decrease in average selling prices discussed above. In addition, the decrease in the distribution margin payable to Fujitsu described above added approximately $4 million to Memory Products operating income in the second quarter of 2005.

Memory Products Group operating loss in the second quarter of 2005 was $90 million compared to operating income of $45 million in the second quarter of 2004. The decline in operating results compared to the second quarter of 2004 was due primarily to a decrease of average selling prices of 35 percent partially offset by an increase of five percent in unit shipments and the reduction in the distribution margin payable to Fujitsu described above.

Memory Products Group operating loss in the first six months of 2005 was $200 million compared to operating income of $59 million in the first six months of 2004. The decline in operating results was primarily due to a decrease in average selling prices of 32 percent partially offset by the reductions in the distribution margin payable to Fujitsu set forth above.

Personal Connectivity Solutions Group

Personal Connectivity Solutions Group net sales of $30 million in the second quarter of 2005 were flat compared to the first quarter of 2005. Increased sales of embedded processors and MIPS products were offset by decreased sales of networking products.

Personal Connectivity Solutions Group net sales of $30 million in the second quarter of 2005 decreased 12 percent compared to net sales of $35 million in the second quarter of 2004. The decrease in net sales was primarily attributable to a decrease in sales of AMD GeodeTM microprocessors and networking products.

Personal Connectivity Solutions Group net sales of $60 million in the first six months of 2005 decreased 17 percent compared to net sales of $72 million in the first six months of 2004. The decrease in net sales was primarily attributable to a decrease in sales of AMD Geode microprocessors and certain “end of life” embedded and networking products.

Personal Connectivity Solutions Group operating loss of $14 million in the second quarter of 2005 decreased by $3 million compared to an operating loss of $17 million in the first quarter of 2005. The decrease in operating loss was primarily due to increased sales of higher margin products.

Personal Connectivity Solutions Group operating loss of $14 million in the second quarter of 2005 was flat compared to the second quarter of 2004.

Personal Connectivity Solutions Group operating loss of $31 million in the first six months of 2005 increased compared to $21 million in the first six months of 2004 primarily due to the decrease in net sales described above.

All Other Category

All Other operating loss of $13 million in the second quarter of 2005 increased by $2 million compared to the first quarter of 2005 primarily due to increased corporate branding expenses in the second quarter of 2005.

All Other operating loss of $13 million in the second quarter of 2005 decreased by $3 million compared to an operating loss of $16 million in the second quarter of 2004, primarily due to the absence of restructuring charges in the second quarter of 2005.

All Other operating loss of $24 million in the first six months of 2005 decreased from $29 million in the first six months of 2004 primarily due to the absence of restructuring charges in the first six months of 2005.

Comparison of Gross Margin; Expenses; Interest Income and Other, Net; Interest Expense and Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 26, 2005	March 27, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(in millions except for percentages)
Cost of sales	$766	$807	$783	$1,573	$1,552
Gross margin percentage	39%	34%	38%	37%	38%
Research and development	$273	$253	$225	$526	$451
Marketing, general and administrative	229	212	179	441	359
Restructuring and other special charges (recoveries), net	—	—	3	—	3
Interest income and other, net	3	4	(2)	7	9
Interest expense	26	24	28	50	58
Income tax provision (benefit)	(3)	(2)	4	(5)	6

Gross Margin

Gross margin of 39 percent in the second quarter of 2005 improved from 34 percent in the first quarter of 2005 and was relatively flat compared to 38 percent in the second quarter of 2004. The improvement in gross margin from the first quarter of 2005 was primarily due to an increase in average selling prices of six percent for our microprocessor products and the 12 percent increase in unit shipments of our Flash memory products, partially offset by an eight percent decrease in average selling prices for our Flash memory products. Gross margin of 37 percent in the first six months of 2005 was relatively flat compared to 38 percent in the first six months of 2004.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36, and we recorded the interest subsidies we received for Fab 30, as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $18 million in the second quarter of 2005, $18 million in the first quarter of 2005 and $17 million in the second quarter of 2004. The credit to cost of sales totaled $36 million in the first six months of 2005 and $31 million in the first six months of 2004. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

We are currently capitalizing construction and facilitization costs related to Fab 36. Once Fab 36 begins producing revenue-generating products, which we anticipate will be in the first quarter of 2006, we will begin depreciating these costs to cost of sales.

Expenses

Research and development expenses of $273 million in the second quarter of 2005 increased eight percent compared to $253 million in the first quarter of 2005 and increased 21 percent compared to $225 million in the second quarter of 2004. Research and development expenses of $526 million in the first six months of 2005 increased 17 percent compared to $451 million in the first six months of 2004. Research and development expenses in the second quarter of 2005 increased from the first quarter of 2005 and second quarter of 2004 primarily due to start-up costs associated with the Fab 36 project. Research and development expenses in the first six months of 2005 increased from the first six months of 2004 primarily due to product engineering costs for new generations of our microprocessors and start-up costs associated with the Fab 36 project, which increased by approximately $42 million.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses was $7 million in the second quarter of 2005, $14 million in the first quarter of 2005 and $4 million in the second quarter of 2004. The credit to research and development expenses totaled $21 million in the first six months of 2005 and $10 million in the first six months of 2004.

Marketing, general and administrative expenses of $229 million in the second quarter of 2005 increased eight percent compared with the first quarter of 2005 and increased 28 percent compared with the second quarter of 2004. The increases were primarily due to higher investments in corporate sponsorships and an increase in marketing development funds, which we provide to our customers under our market development programs, to support the increased demand for our microprocessor products. Marketing, general and administrative expenses of $441 million in the first six months of 2005 increased 23 percent compared to $359 million in the first six months of 2004. This increase was also primarily due to higher investments in corporate sponsorships and an increase in marketing development funds.

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

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through June 26, 2005:

Exit Costs
(In thousands)
Accruals at December 26, 2004	$105,676
First quarter 2005 cash payments	(5,243)

Accruals at March 27, 2005	$100,433
Second quarter 2005 cash payments	(5,338)

Accruals at June 26, 2005	$95,095

Interest Income and Other, Net

Interest income and other, net, of approximately $3 million in the second quarter of 2005 decreased from $4 million in the first quarter of 2005 and improved from a net expense of $2 million in the second quarter of 2004. Interest income from our cash and investments in the second quarter of 2005 was approximately $7 million and was relatively flat compared with the first quarter of 2005 and increased by approximately $4 million from the second quarter of 2004 primarily as a result of higher interest rates and higher average investment balances.

Interest income and other, net, in the second quarter of 2005 included an expense of approximately $4 million for quarterly commitment fees payable to the lenders under the Fab 36 Loan Agreements. Interest income and other, net, in the second quarter of 2004 included a loss of approximately $6 million as a result of the mark-to-market of certain of our foreign currency forward contracts that we entered into as economic hedges for our then-forecasted capital contributions to AMD Fab 36 KG, which did not qualify as accounting hedges.

Interest income and other, net, in the first six months of 2005 of $7 million decreased from $9 million in the first six months of 2004. Interest income from our cash and investments in the first six months of 2005 was $14 million compared with $7 million in the first six months of 2004 primarily as a result of higher interest rates and higher average investment balances. Interest income and other, net, in the first six months of 2004 included a gain of $7 million from sales of third-party securities that we held as equity investments, offset by the $6 million loss in connection with our foreign currency forward contracts referenced above.

Interest Expense

Interest expense of $26 million in the second quarter of 2005 increased from $24 million in the first quarter of 2005 primarily due to an additional $1.6 million of interest expense that was capitalized rather than recognized as expense in the first quarter of 2005 in connection with our Fab 36 project. Interest expense of $26 million in the second quarter of 2005 decreased from $28 million in the second quarter of 2004 due to an additional $5 million of interest expense that was capitalized rather than recognized as expense in the second quarter of 2005 in connection with our Fab 36 project. Interest expense of $50 million in the first six months of 2005 decreased from $58 million in the first six months of 2004 for the following reasons: we capitalized an additional $13 million of interest expense in the first six months of 2005 in connection with our Fab 36 project, the absence of interest expense of approximately $16 million in connection with our previous term loan for Fab 30, which we prepaid in November 2004, and the reduction of interest expense of approximately $5 million because of the exchange of $201 million of our 4.50% Notes for our common stock during the fourth quarter of 2004, offset by interest expense of $24 million incurred on the 7.75% Senior Notes due 2012 that we sold in October 2004.

Income Taxes

We recorded income tax benefits of approximately $3 million, or 38 percent of pre-tax income, in the second quarter of 2005 and $2 million, or 9 percent of pre-tax loss, in the first quarter of 2005 and an income tax provision of approximately $4 million, or 10 percent of pre-tax income, in the second quarter of 2004. The income tax benefits recorded in the first and second quarters of 2005 were primarily for foreign tax benefits on losses by certain foreign subsidiaries. The income tax provision recorded in the second quarter of 2004 was primarily for taxes due on income generated by certain foreign subsidiaries. For 2005, the effective tax rate method was used for all taxable subsidiaries except Spansion Japan. Spansion Japan used the cut-off method for 2005. Use of the cut-off method for Spansion Japan resulted in a larger credit provision as a result of reductions in deferred tax liabilities during the second quarter of 2005. For 2004, the effective tax rate method was used by all material subsidiaries.

The effective tax benefit rate for the six months ended June 26, 2005 was approximately 44 percent. The $5 million tax benefit for the six months ended June 26, 2005 was primarily for foreign tax benefits on losses by certain foreign subsidiaries. The effective tax rate for the six months ended June 24, 2004 was approximately 7 percent. The $6 million tax provision for the six months ended June 27, 2004 was primarily for taxes due on income generated by certain foreign subsidiaries.

Other Items

Foreign Operations

International net sales were 76 percent of total net sales in the second quarter of 2005, 78 percent in the first quarter of 2005 and 80 percent in the second quarter of 2004. During the second quarter of 2005, approximately 16 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 17 percent during the first quarter of 2005 and 28 percent during the second quarter of 2004. Sales denominated in foreign currencies consist primarily of sales by Spansion to Fujitsu, which are denominated in yen.

As a result of our foreign operations, we have net sales, costs, assets and liabilities that are denominated in foreign currencies. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	certain manufacturing costs for both our Spansion Flash memory products and our microprocessor products are denominated in Chinese yuan renminbi as well as other foreign currencies such as the Thai baht and the Singapore dollar;

•	certain of our fixed asset purchases are denominated in euro and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	a significant amount of costs of our Fab 36 project is denominated in euro.

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

Stock Option Acceleration

On April 27, 2005, we accelerated the vesting of all employee stock options outstanding under our 2004 Equity Incentive Plan and our prior equity compensation plans that had exercise prices per share higher than the closing price of our common stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of our common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration.

The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense in our statement of operations associated with these options as measured under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). We are required to adopt SFAS 123R effective as of the beginning of the first quarter of 2006. At that time we will be required to recognize the compensation expense associated with stock options in the statement of operations, rather than only disclosing such amount in a pro forma footnote in our consolidated financial statements. .

We are currently evaluating the requirements of SFAS 123R and do not plan to adopt the new accounting standard prior to its required effective date. Although we are still evaluating the effect of SFAS 123R on us, we expect that the adoption of SFAS 123R will have a material effect on our financial statements.

FINANCIAL CONDITION

We have a substantial amount of indebtedness. As of June 26, 2005, we had consolidated debt of approximately $1.9 billion.

Our cash, cash equivalents and short-term investments at June 26, 2005 totaled approximately $1.2 billion, which included approximately $171 million in cash, cash equivalents and short-term investments held by Spansion. Spansion’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third-party loan agreements, Spansion must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion’s outstanding debt to us and Fujitsu. Any remaining cash after these distributions is distributed at the discretion of Spansion’s Board of Managers to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent for AMD and 40 percent for Fujitsu.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2005 was approximately $516 million. Our net loss for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. Inventory increased in the first six months of 2005 by approximately $35 million in anticipation of increased demand for our AMD64-based processors during the second half of 2005. Accounts payable and accrued liabilities increased in the first six months of 2005 primarily due to purchases of equipment for Fab 36.

Net cash provided by operating activities in the first six months of 2004 was approximately $461 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes in payables and accrued liabilities in the first six months of 2004 included refunds of approximately $21 million of customer deposits under long-term purchase agreements and $27 million in royalty payments under a cross-license agreement. In addition, inventories increased in the first six months of 2004 by approximately $31 million in anticipation of increased seasonal demand during the second half of 2004. Substantially all of the increase in inventories was related to AMD64-based processors.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,057 million in the first six months of 2005. Cash was used primarily to purchase short-term investments and property, plant and equipment, including approximately $485 million for completing the construction and continuing with the facilitization of Fab 36.

Net cash used in investing activities was $660 million in the first six months of 2004. Cash was used primarily to purchase short-term investments and property, plant and equipment, including approximately $173 million for the continuing construction of Fab 36.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $332 million in the first six months of 2005, primarily from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, proceeds from an equipment sale leaseback transaction, proceeds from amounts borrowed pursuant to the Spansion Japan Revolving Loan Agreement, sale of stock under our Employee Stock Purchase Plan and upon employee stock option exercises, partially offset by payments on outstanding debt and capital lease obligations.

Net cash used by financing activities was $66 million in the first six months of 2004, primarily for payments on debt and capital lease obligations, offset by proceeds from amounts borrowed by our subsidiaries under short-term loans, an equipment sale leaseback transaction, sale of stock under our Employee Stock Purchase Plan and upon employee stock option exercises.

Liquidity

We believe that cash flows from operations and current cash balances, together with currently available credit facilities (see “Revolving Credit Facilities,” below) and external financing, will be sufficient to fund operations and currently planned capital investments in the short-term and long-term. We also believe we have sufficient financing arrangements in place to fund the Fab 36 project through 2007. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through bank borrowings, or from issuances of additional debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available in quantities or on terms favorable to us.

Revolving Credit Facilities

AMD Revolving Credit Facility

Our revolving credit facility provides for a secured revolving line of credit of up to $100 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of June 26, 2005, no borrowings were outstanding under our revolving credit facility.

Pursuant to the terms of our revolving credit facility, we have to comply with, among other things, the following financial covenants if our net domestic cash (as defined in our revolving credit facility) declines below $125 million:

•	restrictions on our ability to pay cash dividends on our common stock;

•	maintain an adjusted tangible net worth (as defined in our revolving credit facility) as follows:

Measurement Date	Amount
(in millions)
Last day of each fiscal quarter in 2005	$1,850
Last day of each fiscal quarter thereafter	$2,000

•	achieve EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,050 million, measured at the end of each fiscal quarter on a rolling four-fiscal quarter basis.

As of June 26, 2005, net domestic cash, as defined, totaled $846 million and the preceding financial covenants were not applicable. Our obligations under our revolving credit facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan, a subsidiary of Spansion, entered into a revolving credit facility agreement with certain Japanese financial institutions. On March 25, 2005, Spansion Japan amended this agreement and renewed it for an additional one-year period under substantially the same terms. The revolving facility, which is comprised of two tranches, provides for an aggregate loan amount of up to 15 billion yen (approximately $137 million as of June 26, 2005). Tranche A provides for an aggregate amount of up to six billion yen (approximately $55 million as of June 26, 2005) and tranche B provides for an aggregate amount of up to nine billion yen (approximately $82 million as of June 26, 2005). Spansion Japan can draw under the facility until March 24, 2006. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

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

As of June 26, 2005, $50 million was outstanding under tranche A and no amount was outstanding under tranche B. The amount outstanding under tranche A bears interest at a rate of 0.63 percent and must be repaid by September 26, 2005.

Pursuant to the terms of the revolving facility credit agreement, Spansion Japan is not permitted to make distributions, including declaring any dividends other than those to be declared after the end of each fiscal quarter and is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen (approximately $550 million as of June 26, 2005) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of 21.125 billion yen (approximately $194 million as of June 26, 2005) as of the last day of fiscal year 2005; and

•	ensure that as of each of the last day of the third and fourth quarter of fiscal 2005, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus maintenance capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120 percent.

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

As of June 26, 2005, Spansion Japan was in compliance with these covenants.

In addition, if Spansion Japan’s minimum cash balance is less than one billion yen (approximately $9 million as of June 26, 2005), Spansion Japan is prohibited from:

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

As security for amounts outstanding under the revolving facility, Spansion Japan pledged its accounts receivable from Fujitsu. The accounts receivable are held in trust pursuant to the terms of a trust agreement. Under the trust agreement, Spansion Japan is required to maintain the value of its accounts receivable at specified thresholds (as defined by the trust agreement), based upon the amounts outstanding under tranche A and tranche B. The trustee collects payments from Fujitsu into a separate trust account and releases these amounts to Spansion Japan, subject to the specified threshold amounts required to be maintained by Spansion Japan. At any time when the accounts receivable balance in the trust account is less than the required threshold amount, Spansion Japan is required to do one of the following to cure the shortfall:

•	provide additional cash to the trust; or

•	repay a specified portion of the outstanding loans.

Amounts outstanding under the revolving credit facility may be accelerated and become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen (approximately $1.8 million as of June 26, 2005), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: suspension of any payment by Fujitsu, filings or proceedings in bankruptcy or corporate reorganization, failure of any check or note issued by Fujitsu to clear for payment, default by Fujitsu with respect to payments to Spansion Japan or other obligations under the distribution agreement with us, and default by Fujitsu with respect to other third-party indebtedness where such debt exceeds 1.0 billion yen (approximately $9 million as of June 26, 2005). As of June 26, 2005, the amount of accounts receivable held in trust was approximately $162 million.

Because borrowings under the Spansion Japan revolving loan agreement are denominated in yen, the U.S. dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of June 26, 2005 of 109.1 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations as of June 26, 2005, and is supplemented by the discussion following the table.

Principal contractual cash obligations as of June 26, 2005 were:

	Total	2005	2006	2007	2008	2009	2010 and beyond
	(in thousands)
4.75% Debentures	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Notes	201,500	—	—	201,500	—	—	—
7.75% Notes	600,000	—	—	—	—	—	600,000
Repurchase Obligations to Fab 36 Partners (1)	144,734	14,234	32,625	32,625	32,625	32,625	—
July 2003 Spansion Term Loan	30,849	13,750	17,099	—	—	—	—
Spansion Japan Term Loan	98,991	21,998	43,996	32,997	—	—	—
Spansion Japan Revolving Loan	50,412	50,412	—	—	—	—	—
Fujitsu Cash Note	40,000	10,000	30,000	—	—	—	—
AMD Penang Term Loan	5,566	759	1,518	1,518	1,518	253	—
Spansion China Loan	28,131	28,131	—	—	—	—	—
Capital Lease Obligations	196,044	56,072	93,600	46,154	218	—	—
Other Long-term Liabilities	18,877	—	3,191	3,997	3,997	2,064	5,627
Operating Leases (2)	409,069	37,951	68,154	55,349	46,621	38,595	162,399
Unconditional Purchase Commitments (2)(3)	1,277,091	117,139	304,557	296,130	177,219	42,061	339,985

Total principal contractual cash obligations	$3,601,264	$350,446	$594,740	$670,270	$262,198	$115,598	$1,608,011

(1)	This amount represents the silent partnership contributions received by our subsidiary AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, as of June 26, 2005 from the unaffiliated limited partners, Fab 36 Beteiligungs and Leipziger Messe, under the Fab 36 partnership agreements. AMD Fab 36 Holding GmbH, our wholly owned subsidiary that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, our indirect wholly owned subsidiary that owns the remainder of our limited partnership interest in AMD Fab 36 KG, are required to repurchase up to $169 million of the unaffiliated limited partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. As of June 26, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	Lease and purchase obligations that are cancelable upon notice and without significant penalties are not included in the amounts above.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on the volume or the types of services we require. In those cases, where determinable, we only included the minimum volume or purchase commitment in the table above.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002 we issued $500 million of our 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on August 1, 2008, August 1, 2011 and August 1, 2016 to a rate equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate cannot be less than 4.75 percent and cannot exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require us to repurchase the 4.75% Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75% Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

Since February 5, 2005, the 4.75% Debentures have been redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice. As of June 26, 2005, we would not have been able to redeem the 4.75% Debentures because the requirement set forth above was not met.

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. During the fourth quarter of 2004, we exchanged an aggregate of $201 million of these 4.50% Notes for 29,391,261 shares of our common stock. Accordingly, as of June 26, 2005, $201.5 million of our 4.50% Notes were outstanding. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the remaining 4.50% Notes will be redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

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

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes (the 7.75% Notes) are registered under the Securities Act of 1933 and, therefore, do not contain legends restricting their transfer.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

We are facilitizing Fab 36, which is located adjacent to Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary. We expect that Fab 36 will produce future generations of our microprocessor products, and that it will be in production in the first quarter of 2006.

AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH & Co. KG, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving up to approximately $656 million in grants and allowances from federal and state German authorities for the Fab 36 project, depending on the level of capital investments by AMD Fab 36. We expect that capital expenditures for Fab 36, from commencement of the project through 2007, will be approximately $2.5 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of a total of approximately $707 million under the partnership agreements, of which approximately $212 million remains to be contributed as of June 26, 2005; revolving loans from us of up to approximately $906 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to a total of approximately $387 million from Leipziger Messe and Fab 36 Beteiligungs, of which $59 million remains to be invested as of June 26, 2005;

•	loans of up to approximately $846 million from a consortium of banks;

•	up to approximately $656 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36, of which $196 million of cash has been received as of June 26, 2005; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of June 26, 2005, we had contributed $495 million of equity in AMD Fab 36 KG and no loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, our wholly owned subsidiary that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, our indirect wholly owned subsidiary that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their capital contributions in AMD Fab 36 KG. The partnership has been established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination would not be effective before December 31, 2015.

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $846 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

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

As of June 26, 2005, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $707 million, of which approximately $212 million remains to be contributed as of June 26, 2005, Leipziger Messe agreed to provide an aggregate of $242 million and Fab 36 Beteiligungs agreed to provide an aggregate of $145 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions, collectively referred to as the partnership contributions or interests. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total partnership contributions depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by approximately $60 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed its capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.2 million to Leipziger Messe and a premium of $2.5 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase approximately $97 million of Leipziger Messe’s silent partnership contributions in four installments of approximately $24 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership contributions of approximately $73 million in annual 20 percent installments commencing in October 2005.

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

The limited partnership contributions that AMD Fab 36 KG expects to receive from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward our ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

As of June 26, 2005, AMD Fab 36 KG received $145 million of silent partnership contributions and $183 million of limited partnership contributions, which includes a New Silent Partnership Amount of $48 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances of up to approximately $656 million, depending on the level of capital investments by AMD Fab 36.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our financial statements and amortize them to operations ratably starting from December 2004 through December 2012. Currently, we amortize these amounts as a reduction to research and development expenses. At such time as Fab 36 begins to producing revenue-generating products, which we expect to be in the first quarter of 2006, we will amortize these amounts as a reduction to cost of sales. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of June 26, 2005, AMD Fab 36 KG received cash allowances of $66 million for investments made in 2003 and 2004 as well as cash grants of $130 million consisting of both grants for investments made in 2003 and 2004 and a prepayment for investments planned in 2005 and the first half of 2006.

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

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. We report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at June 26, 2005, of 0.828 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of limited partnership and other equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through June 26, 2005, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

July 2003 Spansion Term Loan and Guarantee

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent, which was 7.09 percent at June 26, 2005. Repayment occurs in consecutive, quarterly principal and interest installments ending in June 2006. As of June 26, 2005, approximately $31 million was outstanding under the July 2003 Spansion Term Loan, of which 60 percent is guaranteed by us and 40 percent is guaranteed by Fujitsu. Spansion granted a security interest in certain property, plant and equipment as security under the July 2003 Spansion Term Loan. In addition, as security for our guarantee obligations, we granted a security interest in certain of our assets, including our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds.

In June 2005, Spansion amended the July 2003 Spansion Term Loan to amend its reporting obligations, eliminate the requirement that it maintain a specified net domestic cash balance and decrease the net worldwide cash balance required to be maintained in order for Spansion to avoid being subject to the enhanced covenants described below. Pursuant to the agreement as amended, Spansion would enter into an enhanced covenant period if its net worldwide cash balance (as defined) as of the last day of any fiscal quarter is below the amount then outstanding under the agreement plus $6 million, which would have been $37 million as of June 26, 2005. As of June 26, 2005, Spansion’s net worldwide cash balance was $171 million, and therefore Spansion was not required to comply with the financial covenants set forth below.

During an enhanced covenant period, Spansion is, among other things, restricted in its ability to pay cash dividends. In addition, during an enhanced covenant period, Spansion is also required to comply with the following financial covenants:

•	refrain from entering into any merger transaction, reorganization or consolidation;

•	refrain from the transfer, sale, assignment, lease or disposition of our property except for sales of certain inventory and equipment in the ordinary course of business and the sale of certain assets that do not exceed certain threshold amounts;

•	maintain an adjusted tangible net worth (as defined in the July 2003 Spansion Term Loan) of not less than $850 million as of the last day of each fiscal quarter;

•	achieve EBITDA according to the following schedule:

Period	Amount
(in thousands)
For each of the four quarters ending in 2005	$640,000
For each of the four quarters ending in 2006	$800,000

•	maintain a fixed charge coverage ratio (as defined in the July 2003 Spansion Term Loan) according to the following schedule:

Period	Ratio
Fiscal 2005	1.0 to 1.00
Fiscal 2006	0.9 to 1.00

Amounts outstanding under the July 2003 Spansion Term Loan may be accelerated and become due and payable upon the occurrence of an event of default. An event of default would occur if Spansion does not meet various obligations or if various events occur. These include, among other things, any failure to pay loan amounts when due, a breach of any representation or warranty made under the agreement, the filing of voluntary bankruptcy proceedings, the dissolution, winding-up or liquidation of Spansion, and the expropriation or condemnation of Spansion’s property by any legal authority.

Spansion Japan Term Loan and Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing venture between us and Fujitsu which we refer to as the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.99 percent as of June 26, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of June 26, 2005, $99 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu up to 60 percent of the amount paid by Fujitsu under its guarantee. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for the loan. The net book value of the pledged assets as of June 26, 2005 was approximately $297 million.

Under this loan agreement, Spansion Japan is prevented from making distributions or dividends in certain situations. In addition, Spansion Japan is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $550 million based on the exchange rate as of June 26, 2005);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in thousands)
Fiscal 2005	$204,000
Fiscal 2006	$188,000

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than 120 percent.

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

As of June 26, 2005, Spansion Japan was in compliance with these covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the U.S. dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of June 26, 2005 of 109.1 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Fujitsu Cash Note

In connection with the Spansion reorganization in June 2003, Fujitsu loaned Spansion $40 million pursuant to the terms of an unsecured promissory note. Payments are comprised of four equal principal payments due on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The note bears interest at LIBOR plus four percent, to be paid quarterly. The interest rate cannot exceed seven percent. The interest rate adjusts each calendar quarter based on the LIBOR rate. All amounts outstanding under this note become due and payable upon the occurrence of a payment default. As of June 26, 2005, the interest rate was seven percent and the remaining principal balance on this note was $40 million. The proceeds from this note were used to fund Spansion’s working capital needs.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang was eligible to borrow up to 30 million Malaysian Ringgit (approximately $8 million as of June 26, 2005). The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of June 26, 2005 was approximately $6 million.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China could borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China could borrow up to RMB 120 million (approximately $14.5 million as of June 26, 2005). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each draw-down. As of June 26, 2005, Spansion China had $12 million outstanding on the RMB denominated loans and $16 million on the USD denominated loans. These amounts must be repaid by December 2005. These loans are secured by Spansion China’s assembly and test facility and its land use rights.

Capital Lease Obligations

As of June 26, 2005, we had aggregate outstanding capital lease obligations of approximately $196 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2008. Leased assets consist principally of machinery and equipment. We guaranteed approximately $62 million of Spansion’s and its subsidiaries’ aggregate outstanding capital lease obligations as of June 26, 2005.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Total future non-cancelable lease obligations as of June 26, 2005, were approximately $409 million, of which $99 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of June 26, 2005, were approximately $1.3 billion for periods through 2020. These purchase commitments include approximately $498 million related to contractual obligations to purchase energy and gas for Fab 30 and Fab 36, $370 million in purchase commitments for wafers for Fab 30 and Fab 36 and up to $230 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Our non-cancelable purchase commitments also include approximately $14 million to M+W Zander for the design and construction of Fab 36 and other related services. These payments are made to M+W Zander as services are performed. In addition, unconditional purchase commitments also include approximately $56 million for software maintenance agreements that require periodic payments through 2009. As a result, we have not recorded any liabilities relating to the software maintenance agreements. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of approximately $75 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of approximately $305 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $21 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of June 26, 2005 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet as of June 26, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on our unaudited condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
July 2003 Spansion term loan guarantee	$18,509	$8,250	$10,259	$—	$—	$—	$—
Spansion Japan term loan guarantee	59,395	13,199	26,398	19,798	—	—	—
Spansion capital lease guarantees	61,616	24,723	33,616	3,277	—	—	—
Repurchase Obligations to Fab 36 partners(2)	144,734	14,234	32,625	32,625	32,625	32,625	—

Total guarantees	$284,254	$60,406	$102,898	$55,700	$32,625	$32,625	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, as of June 26, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $169 million of the partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. We guaranteed these obligations. As of June 26, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005.

Guarantees of Indebtedness Not Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of June 26, 2005 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheet as of June 26, 2005 and their expected expiration dates:

	Amounts Guaranteed(1)	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Spansion LLC operating lease guarantees	$16,080	$4,997	$8,008	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	38,667	—	—	38,667	—	—	—
AMTC rental guarantee(2)	125,388	—	—	—	—	—	125,388
Other	4,362	907	3,455	—	—	—	—

Total guarantees	$184,497	$5,904	$11,463	$40,717	$1,025	$—	$125,388

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion LLC Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling approximately $16 million as of June 26, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms. No liability has been recognized for these guarantees under the provisions of FIN 45 because the guarantees are for the performance obligations of a subsidiary.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. To finance the project, BAC and AMTC entered into a $145 million revolving credit facility and a $91 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of June 26, 2005, we guaranteed up to approximately $39 million plus interest and expenses under the revolving loan, and up to approximately $18 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is approximately $125 million. As of June 26, 2005, $83 million was drawn under the revolving credit facility, and $65 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

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

Other

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

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and our ownership in Spansion would be reduced from our current ownership of 60 percent. At this time, we do not have enough information to quantify the potential financial impact of the proposed initial public offering, but we expect that it would have a material effect on our financial condition and results of operations, including the following:

•	We expect that our aggregate ownership interest in Spansion would be less than 50 percent and that we would no longer consolidate Spansion’s results of operations and financial position in our consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, we would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group;”

•	As of June 26, 2005, we guaranteed certain indebtedness of Spansion and its subsidiaries totaling approximately $156 million. Of this amount, approximately $140 million relates to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for our majority-owned subsidiary. However, because we expect that we would no longer consolidate Spansion’s results of operations and financial position, we would be required to record on our consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, we do not have enough information to evaluate the fair value of these guarantees; and

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of our interest in Spansion at the time of the initial public offering, we would realize either a gain or a loss upon the initial public offering, reflecting the reduction of our ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by us.

Completion of the proposed initial public offering is subject to many conditions, including our approval and Fujitsu’s approval as members of Spansion, the final approval of the Spansion Board of Managers, market conditions and governmental approvals. Market conditions and other factors could result in, among other things, a delay in or withdrawal of the initial public offering or pursuit of alternative transactions.

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

Outlook

For the third quarter of 2005, we expect Computation Products net sales to increase compared with the second quarter of 2005, exceeding normal third quarter seasonal patterns.

In addition, for the third quarter of 2005, we expect marketing, general and administrative expenses and research and development expenses to increase by approximately eight percent in the aggregate, primarily due to the continued ramp of Fab 36 development activities and additional marketing and legal expenses. We continue to expect that capital expenditures for fiscal 2005 will be approximately $1.5 billion.

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

Under the 2004 Plan, we can also grant up to a total of 9 million shares where the exercise price is less than the fair market value of our common stock on the date of grant. These types of grants can consist of the following awards:

Restricted Stock. Restricted stock can be granted to any employee or consultant. Restricted stock that vests based on continued service does not fully vest for three years from the date of grant. Restricted stock that vests based on performance does not vest for at least one year from the date of grant.

Restricted Stock Units. Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock in the future if the vesting terms and conditions are satisfied and may be payable in cash or in shares of our common stock. Restricted stock units based on continued service may not vest for three years from the date of grant. Restricted stock units that are performance based may not vest for at least one year from the date of grant.

Discount Stock Options. Discount stock options may be subject to the same requirements and conditions as are applicable to regular NSOs described above except that the fixed exercise price may be granted at up to 85 percent of fair market value on the date of grant, if the discount is in lieu of a portion of salary or cash bonus. Options cannot be exercised until they become vested. Options expire not later than 10 years after the date of grant. We have not granted any discount stock options under the 2004 Plan.

Section II. General Option and Award Information

The following is a summary of stock option activity for the quarter ended June 26, 2005 and fiscal year ended December 26, 2004:

	Six Months Ended June 26, 2005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands except share price)
Options:
Outstanding at beginning of period	53,684	$13.58	40,969	$12.92
Granted	4,690	$15.91	26,121	$14.54
Canceled	(697)	$14.02	(3,425)	$23.20
Exercised	(3,537)	$9.04	(9,981)	$10.08

Outstanding at end of period	54,140	$14.05	53,684	$13.58

Exercisable at end of period	45,215	$14.51	32,250	$13.72
Available for grant at beginning of period	23,901		29,613
Available for grant at end of period	19,670		23,901

In-the-money and out-of-the-money stock option and award information as of June 26, 2005, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(in thousands except share price)
In-the-Money	40,163	$12.96	8,771	N/A	(3)	48,934		$12.71
Out-of-the-Money(1)	5,052	$26.89	154	N/A	(3)	5,206		$26.65

Total Options Outstanding	45,215	$14.51	8,925	N/A	(3)	54,140	(2)	$14.05

(1)	Out-of-the-money stock options have an exercise price equal to or above $17.17, the closing price of AMD’s common stock, on June 24, 2005, the last trading day of the second quarter of 2005.
(2)	Includes 107,338 shares outstanding from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III. Distribution and Dilutive Effect of Options and Awards

Options and awards granted to employees, including officers, and non-employee directors were as follows:

	YTD 2005	2004	2003
Net grants(1) during the period as % of outstanding shares(2)	1.01%	5.79%	-4.87%
Grants to listed officers(3) during the period as % of total awards granted	10.68%	3.59%	11.77%
Grants to listed officers during the period as % of outstanding shares	0.13%	0.24%	0.19%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	12.43%	11.94%	22.90%

(1)	Grants are net of canceled awards.
(2)	Outstanding shares as of June 26, 2005, December 26, 2004 and December 28, 2003.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2005, 2004 and 2003.

Section IV. Executive Options and Awards

Options and awards granted to listed officers for the quarter ended June 26, 2005 were as follows:

	2005 Option and Award Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Awards Per Grant	Percent of Total Awards Granted to Employees as of June 26, 2005	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000	2.75%	$16.66	2/3/2012	$847,787	$1,975,703
Hector de J. Ruiz	125,000	2.75%	$14.16	4/28/2012	$720,568	$1,679,229
Henri Richard	31,250	0.69%	$16.66	2/3/2012	$211,947	$493,926
Henri Richard	16,250	0.36%	$14.16	4/28/2012	$93,673	$218,299
Henri Richard	37,500	N/A	$0.01	N/A	N/A	N/A
Robert Rivet	31,250	0.69%	$16.66	2/3/2012	$211,947	$493,926
Robert Rivet	30,000	0.66%	$14.16	4/28/2012	$172,936	$403,015
Derrick R. Meyer	37,500	0.82%	$16.66	2/3/2012	$254,336	$592,711
Derrick R. Meyer	37,500	0.82%	$14.16	4/28/2012	$216,170	$503,769
Iain Morris	12,500	0.27%	$16.66	2/3/2012	$84,779	$197,570
Iain Morris	17,500	0.38%	$14.16	4/28/2012	$100,879	$235,092

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.

Option exercises during the quarter ended June 26, 2005 and option values for listed officers for this period were as follows:

Name(1)	Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options at June 26, 2005		Values of Unexercised In-the Money Options at June 26, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	145,837	$1,557,540	4,193,070	486,093	$3,767,672	$2,591,833
Henri Richard	—	$—	245,357	70,893	$719,829	$369,896
Robert Rivet	25,000	$204,800	665,975	189,025	$2,314,828	$1,146,035
Derrick R. Meyer	—	$—	607,306	116,144	$2,409,095	$593,380
Iain Morris	—	$—	54,028	63,472	$123,128	$207,172

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date, which is either the date of exercise or fiscal year-end, and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance under our 2004 Plan as of June 26, 2005, are summarized in the following table:

	Six Months Ended June 26, 2005
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands except share price)
Equity compensation plans approved by stockholders	34,572		$15.26	19,670
Equity compensation plans not approved by stockholders	19,568	(1)	$11.92	—

TOTAL	54,140			19,670

(1)	Includes 107,338 shares granted from treasury stock as non-plan grants.

Risk Factors

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations.

In the second half of 2005, we plan to make approximately $680 million in capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, as of June 26, 2005, under the partnership agreement for AMD Fab 36 KG, our German subsidiaries, AMD Fab 36 Holding and AMD Fab 36 Admin were obligated to invest approximately $212 million into AMD Fab 36 KG. In addition, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to approximately $906 million to AMD Fab 36 KG. Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

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

As of June 26, 2005, we had consolidated debt of approximately $1.9 billion. In addition, we guaranteed approximately $184 million of obligations, which are not reflected on our balance sheet. Our substantial indebtedness may:

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

Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, as of June 26, 2005, we and our subsidiaries would have had the following additional borrowings available:

•	Up to $100 million under our revolving credit facility. Amounts borrowed under this facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

•	Spansion Japan had up to 10 billion yen (approximately $87 million as of June 26, 2005) available under a revolving credit facility.

•	AMD Fab 36 KG will have the ability, subject to achieving certain milestones, to borrow up to $846 million (based on an exchange rate of 0.828 euro to one U.S. dollar as of June 26, 2005) from a consortium of banks under the Fab 36 Loan Agreements during 2006 and 2007.

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Notes contains various covenants that limit our ability to:

•	incur additional indebtedness;

•	pay dividends and make other restricted payments;

•	make certain investments, including investments in our unrestricted subsidiaries (which consists of Spansion and its subsidiaries);

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate or merge or sell our assets as an entirety or substantially as an entirety.

In addition:

•	The Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments, and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts.

•	Our revolving credit facility contains restrictive covenants, including a prohibition on our ability to pay dividends, and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts.

•	The July 2003 Spansion Term Loan, as amended, contains restrictive covenants, including a prohibition on Spansion’s ability to pay dividends and also requires Spansion to maintain specified financial ratios and satisfy other financial condition tests when its net worldwide cash is below specified amounts.

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

Our AMD Opteron processors are critical to our strategy of increasing market share in the server category of the microprocessor market. Similarly, our AMD Turion processors are critical to our strategy of increasing market share in the mobile category of the microprocessor market, and particularly the “thin and light” category. Accordingly, we are making substantial investments in our roadmaps and our platforms for our processors for mobile and server computers. Increasing market acceptance of these processors, our AMD Athlon 64 processors for desktops and the AMD64 technology on which they are based is subject to risks and uncertainties including:

•	the continued support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit applications;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors.

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

For example, we have a joint development agreement with IBM, pursuant to which we work together to develop new process technologies. We anticipate that from June 26, 2005 through December 2008, we would pay fees to IBM of between approximately $200 million and $230 million in connection with joint development projects. In addition, from the beginning of 2002 through June 26, 2005, we paid approximately $290 million to IBM in connection with agreements and services related to license grants and research and development activities.

If this agreement were to be terminated, we would either have to resume certain research and development activities internally or find an alternative partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in the joint development agreement are critical to our ability to timely commence manufacturing at Fab 36 using 65-nanometer process technology.

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

The semiconductor industry is highly cyclical and has experienced significant downturns, often in connection with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	substantial declines in average selling prices, most recently for our Spansion Flash memory products.

For example, in 2001 and 2002, we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. Similarly, in the fourth quarter of 2004 and the first and second quarters of 2005, declining average selling prices contributed to lower than expected Memory Products net sales. If these conditions in the semiconductor industry occur, we would be materially adversely affected.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. A market decline in any of these industries would have a material adverse effect on our results of operations.

The Computation Products segment of our business is dependent upon the market for computers, including mobile and desktop PCs, and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If demand for computers is below our expectations, we could be materially adversely affected. In addition, potential market share increases by customers who exclusively purchase microprocessors from Intel Corp., such as Dell, Inc., could further materially adversely affect us.

The Memory Products segment of our business is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC peripheral equipment such as printers. Sales of Spansion products also depend on OEMs including increasing amounts of NOR Flash memory content in their products. In fiscal 2004, demand from the wireless category of the Flash memory market drove a substantial portion of sales for the Memory Products segment. If demand for these products, or NOR Flash memory content in these products, is below our expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, we would be materially adversely affected.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. In the first half of 2005, sales of our products to high-growth markets such as China, Latin America, Eastern Europe and India increased compared with the first half of 2004, and these markets are an important area of growth for us. If demand from these markets is below our expectations, sales of our products may not grow, and may even decrease, which would have a material adverse effect on us.

Intense competition in the microprocessor and Flash memory markets could materially adversely affect us.

With respect to our microprocessor products, our competitor is Intel Corp. Microprocessor products compete on performance, quality, reliability, cost, selling price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale.

Our principal competitors in the Flash memory market are Intel Corp., Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. The basis of competition in the Flash memory market is cost, selling price, performance, quality and customer relationships. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products and adversely impacted our results of operations. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Also, we and certain of our competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has similar characteristics to our MirrorBit technology which may allow these competitors to develop new Flash memory technology that is competitive with our MirrorBit technology.

We may not be able to compete effectively if we fail to reduce our manufacturing costs and develop, introduce and sell on a timely basis, new products or enhanced versions of existing products at competitive prices.

Intel Corporation’s dominance of the microprocessor market, its position in the Flash memory market and its business practices may limit our ability to compete effectively.

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server category of the microprocessor market and a significant competitor in the Flash memory market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including pricing and allocation strategies and actions, such as aggressive pricing for Flash memory products and microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	strong brand, and marketing and advertising expenditures in support of the brand.

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

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers whereas we expect to begin to manufacture revenue-generating products on 300-millimeter wafers in the first quarter of 2006. We also expect Intel to ship products manufactured using 65-nanometer process technology before we do. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

We depend on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Accordingly, we depend on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components that support our microprocessor offerings. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. If we are unable to secure sufficient support for our microprocessor products from these designers and manufacturers, our business would be materially adversely affected.

If we are ultimately unsuccessful in any of our antitrust lawsuits against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, collectively, Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that in effect limit the ability and/or incentive of Intel’s customers’ in dealing with AMD. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act.

If our antitrust lawsuits against Intel are ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected. For additional information regarding our antitrust lawsuits against Intel, see Item 1 “Legal Proceedings” in Part II of this report.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor customers (including Fujitsu) accounted for approximately 45 percent of our total gross revenues in the second quarter of 2005. Excluding Fujitsu, our top five OEM and distributor customers accounted for approximately 30 percent of our total gross revenues in the second quarter of 2005. In addition, sales of Spansion Flash memory products in the wireless market have historically been concentrated in a limited group of customers. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

If Spansion’s cost reduction efforts are not effective, we could be materially adversely affected.

The operating loss for our Memory Products segment was approximately $200 million for the first six months of 2005. As a result, Spansion is undertaking a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion Flash memory products. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, we could be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of 2004 and the first half of 2005 we experienced a delay in qualifying and introducing a new Spansion Flash memory product based on MirrorBit technology for wireless applications. The delay was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions. Although we introduced a version of this product in the first quarter of 2005 and a higher performance version of this product in the second quarter of 2005, the delay contributed to lower than anticipated Memory Products net sales and caused us to lose market share in the wireless category of the Flash memory market. We are also in the process of transitioning a majority of our Flash memory products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we would be materially adversely affected.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on us.

Market acceptance of products based on our MirrorBit technology is a critical factor impacting our ability to increase revenues and market share as well as to enter new markets. MirrorBit technology enables a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. For example, in the first quarter of 2005 we introduced a new Spansion Flash memory product based on second-generation MirrorBit technology for wireless applications and in the second quarter of 2005 we introduced a higher performance version of this product. If we do not achieve market acceptance of this product and subsequent versions, we would be materially adversely affected.

Spansion Flash memory products are based on NOR architecture, and a significant market shift to NAND architecture could materially adversely affect us.

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, our Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. During 2003 and 2004, industry sales of NAND-based products grew at higher rates than sales of NOR-based products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in the first and second quarters of fiscal 2005. Moreover, the removable storage category of the Flash memory market, which is currently the second largest category after wireless, and is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based products over NOR-based products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

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

We intend to implement manufacturing capacity on 300-millimeter wafers for our Spansion Flash memory products in 2007. The timing for implementing 300-millimeter capacity will depend in part on the demand for our Flash memory products and our ability to either construct and/or facilitize such a facility or to engage in a relationship with a third party foundry. If we are delayed in having this capacity or are unable to timely and efficiently ramp production on 300-millimeter wafers, we would not achieve anticipated cost savings and capacity associated with this technology and we could be materially adversely affected.

We are required to reach agreement with Fujitsu regarding certain actions of Spansion, and our interests may not be aligned.

We own 60 percent of Spansion while Fujitsu owns the remaining 40 percent. Although we are entitled to appoint a majority of the board of managers, which generally manages the affairs of Spansion, certain actions by Spansion require Fujitsu’s consent for as long as Fujitsu maintains specific levels of ownership in Spansion. In addition, based upon designated thresholds of Fujitsu’s percentage interest in Spansion, certain actions require the affirmative vote of at least a majority of the managers appointed by Fujitsu. These actions, which primarily represent protective rights for Fujitsu as a minority member, include:

•	major investments, acquisitions and dispositions of assets, and any public offering of Spansion’s equity interests;

•	a merger or consolidation resulting in the transfer of more than 50% of the equity interests;

•	settlement of major legal proceedings and other actions;

•	approval of certain material contracts between us and Spansion;

•	changes to the equity capital structure of the Spansion, including the potential initial public offering of Spansion common stock; and

•	winding-up Spansion or one of its material subsidiaries.

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

There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on us. For example, in the first half of fiscal 2004, we were not able to meet demand for certain of our lower density embedded Spansion Flash memory products. We believe this adversely impacted our relationships with customers who received reduced or no allocations of our embedded products and we believe our competitors were able to take advantage of this situation to increase their market share.

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become an additional manufacturing source of our AMD64-based microprocessors. We expect that Chartered will begin production in 2006. The ability of Chartered to begin production on a timely basis depends on several factors beyond our control, including obtaining the necessary governmental permits to transfer the required technology to Singapore and Chartered’s ability to implement our technology at their facilities on a timely basis. If we cannot obtain sufficient manufacturing capacity to meet demand for our products, either in our own facilities or through foundry or similar arrangements we could be materially adversely affected.

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

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate. We intend to migrate the manufacture of our AMD64-based processors from Fab 30 to Fab 36 and Chartered. Accordingly, our ability to fully utilize the capacity of Fab 30 will depend on demand for our low-power embedded microprocessors for the embedded and consumer electronics markets, which historically has not grown in line with the demand for our AMD64-based processors.

In addition, during periods of industry overcapacity, such as was recently experienced by our Memory Products business, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. We are substantially increasing our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and larger wafers and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

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

If we are unable to comply with the covenants in the subsidy grant documents that we receive from the State of Saxony, the Federal Republic of Germany and/or the European Union for Fab 30, Fab 36 or other research and development projects we may undertake in Germany, we may forfeit or have to repay our subsidies, which could materially adversely affect us.

We receive capital investment grants and allowances from the State of Saxony and the Federal Republic of Germany for Fab 36. We have also received capital investment grants and allowances as well as interest subsidies from these governmental entities for Fab 30. From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects at Fab 30 and Fab 36. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with all of the covenants in the grant documents, we may be materially adversely affected.

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

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although there are alternative sources available, we have not qualified these sources and we do not believe that they currently have sufficient capacity to meet our requirements for SOI wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial non-Flash memory die, such as SRAM and pSRAM, from third-party suppliers and incorporate these die into Spansion MCP products. Our production of Spansion Flash memory products was constrained in first half of fiscal 2004 because of difficulties in procuring adequate supply of pSRAM. Some of these suppliers are also our competitors in the Flash memory market. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. Currently, we rely on Fujitsu to act as the sole distributor of Spansion Flash memory products in Japan. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products in certain high growth global markets. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors would materially adversely affect us because our revenue would decline.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

All of our wafer fabrication capacity for microprocessors is located in Germany and a majority of our wafer fabrication capacity for Spansion Flash memory is located in Japan. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia, Singapore and Thailand and by third parties in Taiwan and Japan. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks that we intend to use in the manufacture of our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales were approximately 76 percent in the second quarter of 2005, 78 percent in the first quarter of 2005 and 80 percent in the second quarter of 2004.

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

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	certain manufacturing costs for both our Spansion Flash memory products and our microprocessor products are denominated in Chinese yuan renminbi as well as other foreign currencies such as the Thai baht and the Singapore dollar;

•	some fixed asset purchases are denominated in euro and yen;

•	sales of our Flash memory products in Japan are denominated in yen; and

•	certain costs of our Fab 36 project are denominated in euro.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We experienced no significant changes in market risk during the first six months of 2005 except as follows: During the first six months of 2005, the U.S dollar has strengthened against the European euro and Japanese yen. As a result, the cumulative translation adjustment balance has been reduced significantly for the period. Such decrease is primarily due to the translation impact of the functional currency used to account for the net assets of our subsidiaries in Germany and Japan to our reporting currency, which is the U.S. dollar. However, this translation impact does not affect our earnings or our cash flows as this is recorded as a component of stockholders’ equity in our balance sheet. As foreign currencies move relative to the U.S. dollar, we expect to continue to have this translation adjustment impact, which will either increase or decrease our total stockholders’ equity balance. In addition, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of June 26, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

AMD v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel Kabushiki Kaisha, collectively “Intel,” in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. The complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that in effect limit Intel’s customers’ ability and/or incentive to deal with AMD. The complaint alleges anti-competitive business practices, including:

•	Forcing major customers into Intel-exclusive deals in return for outright cash payments, discriminatory pricing or marketing subsidies conditioned on the exclusion of AMD;

•	Forcing other major customers into partial exclusivity agreements by conditioning rebates, allowances and market development funds on customers’ agreement to severely limit or forego entirely purchases from AMD;

•	Establishing a system of discriminatory and retroactive incentives triggered by purchases at such high levels as to have the intended effect of denying customers the freedom to purchase any significant volume of processors from AMD;

•	Establishing and enforcing quotas among key retailers, effectively requiring them to stock overwhelmingly or exclusively computers with Intel microprocessors, and thereby artificially limiting consumer choice;

•	Forcing PC makers and technology partners to boycott AMD product launches or promotions;

•	Abusing its market power by forcing on the industry technical standards and products that have as their main purpose the handicapping of AMD in the marketplace.

We have requested the following findings and remedies:

•	A finding that Intel is wrongfully maintaining its monopoly in the x86 microprocessor market in violation of Section 2 of the Sherman Act and treble damages to AMD in an amount to be proven at trial, pursuant to Section 4 of the Clayton Act, 15 U.S.C. § 15(a);

•	A finding that Intel has made secret payments and allowance of rebates and discounts, and that Intel secretly and discriminatorily extended to certain purchasers special services or privileges, all in violation of California Business & Professions Code § 17045, and treble damages for AMD’s resulting lost profits in an amount to be proven at trial;

•	A finding that Intel has intentionally interfered with valuable business relationships of AMD to AMD’s economic detriment and damages to AMD in an amount to be proven at trial for its resulting losses, as well as punitive damages, as permitted by law;

•	Injunctive relief prohibiting Intel from engaging in any further conduct unlawful under Section 2 of the Sherman Act or Section 17045 of the California Business and Professions Code;

•	An award to AMD of such other, further and different relief as may be necessary or appropriate to restore and maintain competitive conditions in the x86 microprocessor market; and

•	An award of attorneys’ fees and costs.

Intel has not yet responded to the complaint.

Other Related Proceedings

On June 30, 2005, our Japanese subsidiary, AMD Japan K.K., or AMD Japan, filed an action in Japan against Intel Corporation’s Japanese subsidiary, Intel Kabushiki Kaisha, or Intel K.K., in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act.

Through its suit in the Tokyo High Court, AMD Japan seeks US$50 million in damages, following on the Japan Fair Trade Commission’s (JFTC) findings in its March 8, 2005 Recommendation, or the JFTC Recommendation, that Intel K.K. committed violations of Japan’s Antimonopoly Act. The JFTC Recommendation concluded that Intel K.K. interfered with AMD Japan’s business activities by providing large amounts of funds to five Japanese PC manufacturers (NEC, Fujitsu, Toshiba, Sony, and Hitachi) on the condition that they refuse to purchase AMD’s microprocessors. The suit alleges that as a result of these illegal acts, AMD Japan suffered serious damages, losing all of its sales of microprocessors to Toshiba, Sony, and Hitachi, while sales of microprocessors to NEC and Fujitsu also fell precipitously.

Through its suit in the Tokyo District Court, AMD Japan seeks US$55 million in damages for various anticompetitive acts in addition to those covered in the scope of the JFTC Recommendation. The suit alleges that these anticompetitive acts also had the effect of interfering with AMD Japan’s right to engage in normal business and marketing activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

AMD’s annual meeting of stockholders was held on April 28, 2005. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
Hector de J. Ruiz	330,414,489	5,635,525
W. Michael Barnes	332,072,356	3,977,658
Bruce L. Claflin	321,089,780	14,960,234
H. Paulett Eberhart	331,916,522	4,133,492
David J. Edmondson	331,905,637	4,144,377
Robert B. Palmer	320,603,005	15,447,009
Leonard M. Silverman	319,768,748	16,281,266
Morton L. Topfer	331,988,398	4,061,616

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year was approved.

For: 331,519,279

Against: 2,173,597

Abstain: 2,353,138

Proposal No. 3: The stockholder proposal to amend our corporate governance documents to provide that director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of stockholders was approved.

For: 132,100,035

Against: 92,205,348

Abstain: 3,303,176

ITEM 5. OTHER INFORMATION

On August 3, 2005, we entered into a Retention Payment Agreement with Henri Richard, our Executive Vice President and Chief Sales and Marketing Officer. Per the terms of the agreement, we will pay Mr. Richard a retention payment in the amount of $1,000,000, less required taxes and withholdings. The payment will be paid in a lump sum within 30 days of the date of the agreement. If Mr. Richard’s employment with us terminates within three years of the date of the agreement, Mr. Richard will be required to repay the full amount of the payment less 33.33 percent for each full year of employment completed during the three year period. Mr. Richard’s repayment obligation is not reduced by completion of partial years of employment.

ITEM 6. EXHIBITS.

Exhibits

10.37(a-2)	Second Amendment to Amended and Restated Term Loan Agreement by and among Spansion LLC (f/k/a FASL LLC), General Electric Capital Corporation and the Majority Lenders party thereto, dated as of June 10, 2005.

10.38(a)	First Amendment to Amended and Restated Limited Liability Company Operating Agreement of Spansion LLC dated as of June 30, 2003.

*10.63(a)	2004 Equity Incentive Plan, as amended, April 28, 2005.

*10.64	AMD Executive Investment Account Plan dated as of November 11, 2003.

*10.64(a)	First Amendment to AMD Executive Investment Account Plan dated as of February 24, 2004.

*10.64(b)	Second Amendment to AMD Executive Investment Account Plan dated as of May 25, 2004.

*10.65	Retention Payment Agreement between AMD and Henri Richard dated as of August 3, 2005.

*10.66	Form of AMD Executive Savings Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 4, 2005	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer