Form 10-Q
period 2005-09-25
ADVANCED MICRO DEVICES INC
filed 2005-11-03
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2005: 404,068,688.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands except per share amounts)
Net sales	$1,263,866	$988,560	$3,320,372	$2,876,699
Net sales to related party (see Note 3)	258,889	250,899	688,929	861,030

Total net sales	1,522,755	1,239,459	4,009,301	3,737,729

Expenses:
Cost of sales	896,261	738,026	2,469,663	2,289,935
Research and development	289,018	230,896	814,724	681,807
Marketing, general and administrative	258,748	202,179	698,974	561,389
Restructuring and other special charges, net	—	—	—	2,514

	1,444,027	1,171,101	3,983,361	3,535,645

Operating income	78,728	68,358	25,940	202,084

Interest income and other, net	6,054	2,502	13,126	11,280
Interest expense	(30,615)	(25,148)	(80,513)	(83,258)

Income (loss) before minority interest and income taxes	54,167	45,712	(41,447)	130,106
Minority interest in net loss of subsidiaries	21,227	3,008	105,985	1,832

Income before income taxes	75,394	48,720	64,538	131,938
(Benefit) provision for income taxes	(606)	4,872	(5,358)	10,819

Net income	$76,000	$43,848	$69,896	$121,119

Net income per common share:
Basic	$0.19	$0.12	$0.18	$0.34

Diluted	$0.18	$0.12	$0.17	$0.32

Shares used in per share calculation:
Basic	399,025	355,254	395,839	353,412

Diluted	443,681	417,576	409,586	418,531

See accompanying notes.

Condensed Consolidated Balance Sheets

	September 25, 2005	December 26, 2004*
	(Unaudited)
	(In thousands except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$806,115	$918,377
Short-term investments	536,052	277,182

Total cash and cash equivalents and short-term investments	1,342,167	1,195,559

Accounts receivable	673,211	564,538
Accounts receivable from related party (see Note 3 and Note 12)	204,383	172,871
Allowance for doubtful accounts	(15,795)	(17,837)

Total accounts receivable, net	861,799	719,572
Inventories:
Raw materials	49,738	63,875
Work-in-process	677,991	571,651
Finished goods	204,034	239,264

Total inventories	931,763	874,790
Deferred income taxes	54,232	87,836
Prepaid expenses and other current assets	263,878	350,240
Other receivable from related party (see Note 3)	8,564	—

Total current assets	3,462,403	3,227,997
Property, plant and equipment:
Land and land improvements	68,792	77,977
Buildings and leasehold improvements	2,471,263	2,449,389
Equipment	7,774,795	7,920,517
Construction in progress	1,168,906	589,700

Total property, plant and equipment	11,483,756	11,037,583
Accumulated depreciation and amortization	(7,162,372)	(6,803,776)

Property, plant and equipment, net	4,321,384	4,233,807
Other assets	376,169	382,406

Total assets	$8,159,956	$7,844,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank under revolving loans	$75,656	$—
Accounts payable	901,708	636,229
Accounts payable to related party (see Note 3)	39,943	18,894
Accrued compensation and benefits	232,446	191,431
Accrued liabilities	390,213	437,161
Accrued royalties payable to related party (see Note 3)	4,118	8,180
Amounts payable to Spansion Pension Trust (see Note 3)	8,564	—
Restructuring accruals, current portion	21,355	18,997
Income taxes payable	12,245	47,145
Deferred income on shipments to distributors	163,652	141,738
Current portion of long-term debt and capital lease obligations	184,872	220,828
Current portion of long-term debt payable to related party (see Note 3)	40,000	10,000
Other current liabilities	137,583	115,773

Total current liabilities	2,212,355	1,846,376
Deferred income taxes	50,630	104,246
Long-term debt and capital lease obligations, less current portion	1,708,872	1,598,268
Long-term debt payable to related party (see Note 3)	—	30,000
Other long-term liabilities	436,802	414,626
Minority interest	777,052	840,641
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 408,618,229 on September 25, 2005 and 398,505,543 on December 26, 2004; shares outstanding: 401,964,057 on September 25, 2005 and 391,738,648 on December 26, 2004	4,020	3,917
Capital in excess of par value	2,528,219	2,407,770
Treasury stock, at cost (6,654,172 shares on September 25, 2005 and 6,766,895 shares on December 26, 2004)	(89,715)	(91,101)
Retained earnings	378,067	308,497
Accumulated other comprehensive income	153,654	380,970

Total stockholders’ equity	2,974,245	3,010,053

Total liabilities and stockholders’ equity	$8,159,956	$7,844,210

*	Amounts as of December 26, 2004 were derived from the December 26, 2004 audited financial statements.

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 25, 2005	September 26, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$69,896	$121,119
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net loss of subsidiaries	(105,985)	(1,832)
Depreciation	900,948	860,763
Amortization	41,138	34,341
Reduction in provision for doubtful accounts	(2,042)	(2,270)
Benefit for deferred income taxes	(21,121)	(14,946)
Restructuring and other special charges, net	—	2,514
Foreign grant and subsidy income	(82,660)	(66,242)
Net loss (gain) on disposal of property, plant and equipment	1,395	(6,294)
Net gain realized on sale of available-for-sale securities	—	(7,188)
Compensation recognized under employee stock plans	743	835
Recognition of deferred gain on sale of building	(1,260)	(1,261)
Tax benefit on minority interest in net loss of subsidiaries	9,054	1,749
Changes in operating assets and liabilities:
Increase in accounts receivable	(108,673)	(219,870)
Increase in accounts receivable from related party	(31,512)	(1,723)
Increase in inventories	(55,935)	(112,422)
Decrease in prepaid expenses and other current assets	20,883	43,468
Increase in other receivable from related party	(8,564)	—
Increase in other assets	(5,044)	(15,179)
Decrease in income taxes payable	(34,900)	(17,655)
Refund of customer deposits under long-term purchase agreements	(17,500)	(20,500)
Net increase in payables and accrued liabilities	351,164	143,621
Increase in accounts payable to related party	21,049	6,948
Decrease in accrued royalties payable to related party	(4,062)	(3,643)
Increase in amounts payable to Spansion Pension Trust	8,564	—

Net cash provided by operating activities	945,576	724,333

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,184,033)	(969,758)
Proceeds from sale of property, plant and equipment	7,132	24,347
Purchases of available-for-sale securities	(819,729)	(197,187)
Proceeds from sale and maturity of available-for-sale securities	560,771	130,807
Other	(9,125)	—

Net cash used in investing activities	(1,444,984)	(1,011,791)

Cash flows from financing activities:
Proceeds from borrowings	93,978	105,184
Borrowings under revolving loans	77,489	—
Repayments of debt and capital lease obligations	(185,420)	(204,078)
Proceeds from foreign grants and subsidies	159,932	4,910
Proceeds from sale leaseback transactions	78,145	44,141
Proceeds from limited partners’ contribution	54,401	90,888
Proceeds from issuance of stock	120,870	57,841
Other	(8,013)	—

Net cash provided by financing activities	391,382	98,886

Effect of exchange rate changes on cash and cash equivalents	(4,236)	(3,023)

Net decrease in cash and cash equivalents	(112,262)	(191,595)
Cash and cash equivalents at beginning of period	918,377	968,183

Cash and cash equivalents at end of period	$806,115	$776,588

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$52,231	$61,174
Income taxes	$38,588	$30,369

Non-cash financing activities
Equipment sale leaseback transaction	$78,145	$34,366

Capital lease	$119,002	$—

See accompanying notes.

ADVANCED MICRO DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 25, 2005

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters and nine months ended September 25, 2005 and September 26, 2004 each consisted of 13 weeks and 39 weeks. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Stock-Based Incentive Compensation Plans

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” to account for stock options issued to its employees under its 2004 Equity Incentive Plan and its prior stock option plans and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effects on net income (loss) and net income (loss) per share are as follows for the quarters and nine months ended September 25, 2005 and September 26, 2004.

	Quarter Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands except per share amounts)
Net income - as reported	$76,000	$43,848	$69,896	$121,119
Plus: compensation expense recorded under APB 25	271	224	728	820
Less: SFAS 123 compensation expenses	(8,768)	(27,078)	(107,288)	(133,001)

Net income (loss) - pro forma	$67,503	$16,994	$(36,664)	$(11,062)

Basic net income per share—as reported	$0.19	$0.12	$0.18	$0.34
Diluted net income per share—as reported	$0.18	$0.12	$0.17	$0.32
Basic net income (loss) per share—pro forma	$0.17	$0.05	$(0.09)	$(0.03)
Diluted net income (loss) per share—pro forma	$0.16	$0.05	$(0.09)	$(0.03)

On April 27, 2005, the Company accelerated the vesting of all employee stock options outstanding under the Company’s 2004 Equity Incentive Plan and the Company’s prior equity compensation plans that had exercise prices per share higher than the closing price of the Company’s common stock on April 27, 2005, which was $14.51. Options to purchase 12 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In connection with the modification of the terms of these options to accelerate their vesting, $65 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the pro forma table above for the nine months ended September 25, 2005. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25.

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

The Company is currently evaluating the requirements of SFAS 123R and does not plan to adopt the new accounting standard prior to its required effective date. Although the effect of the adoption of SFAS 123R has not yet been determined, given the Company’s historical SFAS 123 footnote disclosures the Company expects that the adoption of SFAS 123R will have a material effect on its financial statements. However, the Company has not yet finalized the valuation method to be used or the number of options to be used as a calculation base.

3. Related-Party Transactions

Fujitsu became a related party of the Company effective June 30, 2003 as a result of its 40 percent ownership interest in Spansion, the Company’s majority-owned consolidated subsidiary. The following tables present the significant transactions between the Company and Fujitsu, directly and through its subsidiaries, including Spansion and certain of Spansion’s subsidiaries, and balances receivable from or payable to Fujitsu as of, and for the periods, presented:

	Quarter Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)		(In thousands)
Net sales to Fujitsu	$258,889	$250,899	$688,929	$861,030
Royalty fees due to Fujitsu	4,118	4,137	11,493	14,062
Service fees due to Fujitsu	4,566	8,158	15,952	25,400
Other purchases of goods and services from Fujitsu	17,845	17,084	50,536	48,341
Purchases of manufacturing services from Fujitsu	8,895	18,709	28,150	63,123
Commercial die purchases from Fujitsu	31,057	45,362	72,041	125,316
Cost of employees seconded from Fujitsu	90	3,465	7,012	9,997
Rental expense payments to Fujitsu	522	536	1,662	1,627

	As of
	September 25, 2005	December 26, 2004
	(In thousands)
Accounts receivable from Fujitsu	$204,383	$172,871
Other receivable from Fujitsu	8,564	—
Accounts payable to Fujitsu	39,943	18,894
Accrued royalties payable to Fujitsu	4,118	8,180
Notes payable to Fujitsu	40,000	40,000

Effective December 27, 2004, Spansion and Fujitsu amended the Fujitsu Distribution Agreement to reduce the distribution margin from 7 percent to 6.5 percent. Effective April 1, 2005, Spansion and Fujitsu further amended the Fujitsu Distribution Agreement to reduce the distribution margin earned by Fujitsu on the sale of Spansion Flash memory products from a margin of generally 6.5 percent to a margin of generally 4.3 percent. The distribution margin earned by and payable to Fujitsu is accounted for as a reduction to net sales. Accordingly, the decrease in the distribution margin resulted in an increase in revenue from net sales to Fujitsu.

The royalty payable to Fujitsu represents the payments made by Spansion to Fujitsu for the use of specified intellectual property of Fujitsu.

The service fees to Fujitsu represent amounts paid by Spansion in exchange for services provided by Fujitsu, including information technology, research and development, quality assurance, insurance procurement, facilities, environmental and human resources services. These services are provided primarily to Spansion Japan Limited, Spansion’s wholly owned subsidiary (Spansion Japan).

Other purchases of goods and services primarily relate to Spansion’s purchases of power from Fujitsu in order to supply its wafer fabrication facilities in Japan. Fujitsu also provides manufacturing test and assembly services to Spansion on a contract basis. In addition, Spansion purchases commercial die from Fujitsu, which are packaged together with Spansion Flash memory products.

Prior to July 1, 2005, Fujitsu seconded certain employees to Spansion Japan. Spansion paid the employees seconded from Fujitsu directly.

In addition to the above transactions with Fujitsu, certain of Spansion Japan’s employees were enrolled prior to September 1, 2005, in either a defined benefit pension plan or a lump-sum retirement benefit plan sponsored by Fujitsu. By agreement with Fujitsu, Spansion is required to fund those proportional benefit obligations attributable to the employees of Spansion Japan enrolled in these plans as of June 30, 2003. Until September 1, 2005, Spansion accounted for Spansion Japan’s participation in these plans as multiemployer plans wherein the expense recorded for the plans was equal to the annual cash contributions. In addition, the Company also recorded an estimated accrued pension expense on its balance sheet based on the best available data and its understanding of the assets and liabilities that would be assigned to Spansion Japan when the withdrawal from the Fujitsu plans discussed below occurs.

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

Through an arrangement with Fujitsu, Spansion Japan was scheduled to withdraw from the Fujitsu plans by no later than the end of 2005 and assume the pension obligation associated with its own employees. On June 29, 2005, Spansion Japan filed an application to form its own corporate pension plan with the Japanese Ministry of Health, Labor and Welfare. On September 1, 2005, Spansion Japan adopted the new Spansion Japan pension plan and changed the formula to a cash balance formula. On September 9, 2005, the plan was approved by the Japanese government. Spansion Japan transitioned into a non-contributory defined benefit pension plan for its employees.

The effective date of the plan is September 1, 2005. Assets and obligations have been transferred from the Fujitsu Group Employee Pension Fund (“EPF”) to the newly adopted Spansion Japan pension plan.

Based on the preliminary actuarial valuation using a measurement date of September 1, 2005, as of September 25, 2005, the new Spansion Japan pension plan had Accumulated Benefit Obligation and Projected Benefit Obligation of $82 million. As part of the transfer of benefits from the EPF, the new Spansion Japan pension plan also received $49 million in pension assets directly from the EPF trust. In addition, Spansion Japan expects to contribute $15 million to the new Spansion Japan pension plan during the fourth quarter of 2005.

The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements. For the nine-month period ended September 25, 2005, the Company recorded pension cost of $4 million, and as of September 25, 2005, the Company recorded a pension benefit obligation liability of $35 million. Although the Company believes that the estimates and assumptions it has used in the preliminary actuarial valuation to record the pension cost and the related pension liability are reasonable, the actual amounts recorded could change when a full actuarial valuation is completed, which is expected to occur by end of 2005. However, the Company does not believe that such change would be material to its consolidated financial statements.

4. Financial Instruments

The following is a summary of the available-for-sale securities held by the Company as of September 25, 2005:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(In thousands)
Cash equivalents:
Commercial paper	$518,057	$—	$—	$518,057
Money market funds	86,027	—	—	86,027
Time deposits	64,958	—	—	64,958

Total cash equivalents	$669,042	$—	$—	$669,042

Short-term investments:
Auction rate preferred stocks	$267,250	$—	$—	$267,250
Commercial paper	231,956	—	—	231,956
Federal agency notes	36,846	—	—	36,846

Total short-term investments	$536,052	$—	$—	$536,052

Long-term investments:

Equity investments (included in other assets)	$3,942	$2,680	$—	$6,622

Grand Total	$1,209,036	$2,680	$—	$1,211,716

Long-term equity investments consist of marketable equity securities that, while available for sale, the Company does not intend to use to fund current operations.

The Company did not realize any gain or loss from the sale of available-for-sale securities in the first nine months of 2005 compared to a net gain of $7 million in the first nine months of 2004.

At September 25, 2005 and December 26, 2004, the Company had $13 million and $14 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, which are classified as other long-term assets. The fair market value of these investments approximated their cost at September 25, 2005 and December 26, 2004.

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

	Quarter Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands except per share data)
Numerator:
Numerator for basic income per common share	$76,000	$43,848	$69,896	$121,119

Effect of assumed conversion of 4.50% convertible notes:
Interest expense, net of tax	2,514	5,014	—	15,042
Profit sharing expense adjustment, net of tax	(251)	(501)	—	(1,504)

Numerator for diluted income per common share	$78,263	$48,361	$69,896	$134,657

Denominator:
Denominator for basic income per share - weighted-average shares	399,025	355,254	395,839	353,412
Effect of dilutive securities:
Employee stock options	17,315	7,709	13,747	10,506
4.50% convertible notes	27,341	54,613	—	54,613

Dilutive potential common shares	44,656	62,322	13,747	65,119

Denominator for diluted income per common share-adjusted weighted-average shares	443,681	417,576	409,586	418,531

Net income per common share:
Basic	$0.19	$0.12	$0.18	$0.34

Diluted	$0.18	$0.12	$0.17	$0.32

Potential dilutive common shares totaling 21 million for the quarters ended September 25, 2005 and September 26, 2004 and 49 million and 21 million for the nine months ended September 25, 2005 and September 26, 2004 were not included in the net income per common share calculation, as their inclusion would have been anti-dilutive.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The Company’s reportable segments include the Computation Products Group, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products, the Memory Products Group, which includes Flash memory products, and the Personal Connectivity Solutions Group, which includes primarily low-power, high-performance x86 and MIPS® architecture-based embedded microprocessors and products for global commercial and consumer markets. In addition to these three reportable segments, the Company also has the All Other category, which is not a reportable segment. It includes an operating segment as well as certain operating expenses and credits that are not allocated to any of the Company’s operating segments because the CODM does not consider them in evaluating the operating performance of the Company’s operating segments.

Beginning from the third quarter of 2005, the Company’s All Other category also includes Personal Internet Communicator (PIC) products. From the third quarter of 2005, the CODM reviews the PIC operating segment separately. PIC is not a reportable segment because the operating results for the PIC operating segment constitute less than 10 percent of the combined profit of all the Company’s operating segments. Prior to 2005, the Company did not generate revenues from sales of PIC products.

Prior period segment information has been reclassified to conform to the current period presentation because the Company previously included sales of PIC products in the Personal Connectivity Solutions Group.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and nine months ended September 25, 2005 and September 26, 2004:

	Quarter Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Computation Products Group
Net sales	$969,468	$672,518	$2,486,266	$1,797,767
Operating income	208,706	89,479	410,421	214,266

Memory Products Group
Net sales	515,639	537,608	1,425,362	1,838,585
Operating income (loss)	(49,581)	15,226	(248,930)	74,201

Personal Connectivity Solutions Group
Net sales	35,432	29,333	94,771	101,377
Operating loss	(14,250)	(19,361)	(40,306)	(32,563)

All Other
Net sales	2,216	—	2,902	—
Operating loss	(66,147)	(16,986)	(95,245)	(53,820)

Total
Net sales	1,522,755	1,239,459	4,009,301	3,737,729
Operating income	78,728	68,358	25,940	202,084

Interest income and other, net	6,054	2,502	13,126	11,280
Interest expense	(30,615)	(25,148)	(80,513)	(83,258)
Minority interest in net income of subsidiaries	21,227	3,008	105,985	1,832
Provision (benefit) for income taxes	(606)	4,872	(5,358)	10,819

Net income	$76,000	$43,848	$69,896	$121,119

7. Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter and nine months ended September 25, 2005 was $60 million and ($157) million. The total comprehensive income for the quarter and nine months ended September 26, 2004 was $38 million and $74 million. The total comprehensive loss during nine months ended September 25, 2005 was due primarily to the net change in cumulative translation adjustments due to strengthening of the U.S. dollar against the European euro and the Japanese yen.

8. Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of September 25, 2005 related to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet as of September 25, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s unaudited condensed consolidated balance sheet for these guarantees.

	Amounts Guaranteed(1)	Remaining Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and Beyond
	(In thousands)
Spansion Japan term loan guarantee	$51,269	$6,409	$25,634	$19,226	$—	$—	$—
Spansion capital lease guarantees	48,621	12,249	33,108	3,264	—	—	—
Repurchase Obligations to Fab 36 partners(2)	144,388	14,199	32,547	32,547	32,547	32,548	—

Total guarantees	$244,278	$32,857	$91,289	$55,037	$32,547	$32,548	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, a wholly owned subsidiary of AMD, as of September 25, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $169 million of the partners’ silent partnership contribution in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. The Company guaranteed these obligations. As of September 25, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to the Company’s repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, the Company assumed that Leipziger Messe will have contributed the full amount by December 2005.

Spansion Japan Term Loan Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing joint venture between AMD and Fujitsu, or the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.86 percent as of September 25, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of September 25, 2005, $85 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. The Company agreed to reimburse Fujitsu for up to 60 percent of amounts paid by Fujitsu under its guarantee of this loan. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for the loan. The net book value of the pledged assets as of September 25, 2005 was $264 million. Under this loan agreement, Spansion Japan is prevented from making distributions for dividends to Spansion in certain circumstances.

Spansion Capital Lease Guarantees

The Company has guaranteed certain capital lease obligations of Spansion and its subsidiaries totaling $49 million as of September 25, 2005. The amount of the guarantees will be reduced by the actual amount of lease payments paid by Spansion over the terms of the leases.

Fab 36 Term Loan Guarantee

Pursuant to the terms of the partnership agreements, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase up to $169 million of Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $96 million of Leipziger Messe’s silent partnership contributions in four installments of $24 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership interest of $72 million in annual 20 percent installments commencing in October 2005. AMD has guaranteed these obligations.

Guarantees of Indebtedness Not Recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of September 25, 2005, for which the related underlying liabilities are not recorded on the Company’s unaudited condensed consolidated balance sheet as of September 25, 2005 and their expected expiration dates.

	Amounts Guaranteed(1)	Remaining Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and Beyond
	(in thousands)
Spansion operating lease guarantees	$11,879	$796	$8,008	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	38,574	—	—	38,574	—	—	—
AMTC rental guarantee(2)	125,988	—	—	—	—	—	125,988
Other	3,901	453	3,448	—	—	—	—

Total guarantees	$180,342	$1,249	$11,456	$40,624	$1,025	$—	$125,988

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $12 million as of September 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms. No liability has been recognized for this guarantee under the provisions of FIN 45 because the guarantee is for a subsidiary’s performance obligations.

Advanced Mask Technology Center and Maskhouse Building Administration Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. To finance the project, BAC and AMTC entered into a $145 million revolving credit facility and a $90 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of September 25, 2005, the Company guaranteed up to $39 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $126 million. As of September 25, 2005, $84 million was drawn under the revolving credit facility, and $63 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

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

Changes in the Company’s liability for product warranty during the nine months ended September 25, 2005 and September 26, 2004 were as follows:

	Nine Months Ended
	September 25, 2005	September 26, 2004
	(In thousands)
Balance, beginning of period	$22,043	$24,668
New warranties issued during the period	28,325	32,168
Settlements during the period	(23,838)	(12,131)
Changes in liability for pre-existing warranties during the period, including expirations	(7,544)	(15,944)

Balance, end of period	$18,986	$28,761

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

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through September 25, 2005:

Facility Exit Costs
(In thousands)
Accruals at December 26, 2004	$105,676
First quarter 2005 cash payments	(5,243)

Accruals at March 27, 2005	$100,433
Second quarter 2005 cash payments	(5,338)

Accruals at June 26, 2005	$95,095
Third quarter 2005 cash payments	(4,920)

Accruals at September 25, 2005	$90,175

As of September 25, 2005 and December 26, 2004, $69 million and $87 million of the total restructuring accruals of $90 million and $106 million were included in Other Liabilities (long-term) on the condensed consolidated balance sheets. (See Note 10)

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at September 25, 2005 and December 26, 2004 consisted of:

	September 25, 2005	December 26, 2004
	(In thousands)
Fab 30/Fab 36 deferred grants and subsidies	$275,789	$274,150
Restructuring accrual (see Note 9)	69,098	86,680
Spansion pension liability (see Note 3)	35,300	25,890
Deferred gain on sale leaseback of building	20,547	21,807
Other	36,068	6,099

	$436,802	$414,626

11. Spansion Proposed Initial Public Offering

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

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and the Company’s ownership in Spansion would be reduced from its current ownership interest of 60 percent. At this time, the Company does not have enough information to quantify the potential financial impact of the proposed initial public offering, but the Company expects that it would have a material effect on the Company’s financial condition and results of operations, including the following:

•	The Company expects that its aggregate ownership interest in Spansion would be less than 50 percent and that it would no longer consolidate Spansion’s results of operations and financial position in its consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, the Company would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group”;

•	As of September 25, 2005, the Company guaranteed certain indebtedness of Spansion and its subsidiaries totaling $112 million. Of this amount, $100 million relates to underlying liabilities that are already recorded on the Company’s unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for the Company’s majority-owned subsidiary. However, because the Company expects that it would no longer consolidate Spansion’s results of operations and financial position, the Company would be required to record on its consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, the Company has not finalized its evaluation of the fair value of these guarantees; and

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of the Company’s interest in Spansion at the time of the initial public offering, the Company would realize either a gain or a loss upon the initial public offering, reflecting the reduction of its ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by the Company.

Completion of the proposed initial public offering is subject to many conditions, including market conditions and regulatory approvals. Market conditions and other factors could result in, among other things, a delay in or withdrawal of the initial public offering or pursuit of alternative transactions.

Concurrent with and as a condition to consummating the proposed initial public offering, Spansion also currently intends to make a public offering of shares of mandatory convertible preferred stock and a debt offering pursuant to which senior unsecured notes in a private placement. Spansion intends to apply a portion of the net proceeds from the sale of the senior unsecured notes would be issued to repay a portion of its outstanding indebtedness, including certain indebtedness owed to the Company and to Fujitsu. To the extent that such repaid indebtedness was guaranteed by the Company or Fujitsu, the amount of Spansion debt guaranteed by the Company and Fujitsu would be reduced accordingly. Spansion has not determined the aggregate principal amount of the notes or the convertible preferred stock or the terms upon which the notes or the convertible preferred stock would be issued.

12. Debt and Capital Lease Obligation

Spansion Japan Revolving Loan Agreement

On September 20, 2005, Spansion Japan amended its revolving facility credit agreements with certain Japanese financial institutions and related ancillary agreements. The primary purpose of the amendment was to exclude Spansion Japan’s non-Japanese yen-denominated accounts receivable due from Fujitsu Limited from the amounts held in trust pursuant to the terms of the accounts receivable trust agreement among the parties. As a result, pursuant to the amendment, such accounts receivable do not secure the amounts outstanding under the Spansion Japan revolving credit agreement. As a result of the exclusion of the accounts receivable described above, the aggregate loan amount available under the Spansion Japan revolving credit agreement was decreased from up to 15 billion yen to up to 10.5 billion yen (or $93 million as of September 25, 2005). Specifically, Tranche A decreased from 6.0 billion yen to 4.2 billion yen (or $37 million as of September 25, 2005), and Tranche B decreased from 9.0 billion yen to 6.3 billion yen (or $56 million as of September 25, 2005). In addition, pursuant to the amendment, under certain circumstances, on December 24, 2005, either party can terminate the Spansion Japan revolving credit agreement or reduce the amounts available under Tranche A or Tranche B by giving the other party ten business days’ prior written notice. Spansion Japan can draw under the facility until March 24, 2006. However, as described in more detail below, the total amount that Spansion Japan can draw is limited based on the value of Spansion Japan’s accounts receivable from Fujitsu, which are pledged as security to the lenders.

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

As of September 25, 2005, 5.5 billion yen ($49 million based on the exchange rate as of September 25, 2005) was outstanding under tranche A and no amounts were outstanding under tranche B. The amount outstanding under tranche A bore interest at a rate of 0.63 percent and was repaid by September 26, 2005. The amount is reflected as Notes Payable to Bank Under Revolving Loans in the Company’s consolidated condensed balance sheet.

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

As of September 25, 2005, the amount of accounts receivable held in trust was $93 million. Eight million of cash was also held in trust because the accounts receivable balance in the trust account was below the required threshold. The cash amount held in trust is recorded as restricted cash and included in the Company’s Prepaid Expenses and Other Current Assets in the accompanying consolidated condensed balance sheet.

Spansion Japan Revolving Credit Facility

On September 20, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a Japanese financial institution in the aggregate principal amount of up to 5.0 billion yen ($45 million as of September 25, 2005). Amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.70 percent per annum. Borrowings must be used for working capital purposes, and each borrowing must be repaid one month after the initial drawdown date. The facility may be terminated by the financial institution with five days’ written notice if it experiences increased costs in connection to any borrowings by Spansion Japan or if Spansion Japan gives five days’ written notice of termination.

Pursuant to the terms of the facility, Spansion Japan agreed not to pledge any security to secure its obligations or any third party’s obligations until the facility is terminated and all obligations are fulfilled by Spansion Japan. Amounts outstanding under the facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: suspension of any payment by Spansion Japan; failure to pay any obligations under thereunder; filings or proceedings in bankruptcy; corporate reorganization procedures, corporate rearrangement, special liquidation or other similar legal procedures; a resolution for Spansion Japan’s dissolution; the winding up of Spansion Japan’s business; or if any attachment has been ordered with respect to Spansion Japan’s accounts receivables.

As of September 25, 2005, the amount outstanding under the revolving credit facility was 3.0 billion yen ($27 million based on the exchange rate as of September 25, 2005). This amount bears interest at the rate of 0.75 percent and was repaid on October 25, 2005. The amount is reflected as Notes Payable to Bank Under Revolving Loans in the Company’s consolidated condensed balance sheet.

Spansion Senior Secured Revolving Credit Facility

On September 19, 2005, Spansion entered into a new senior secured revolving credit facility with a certain domestic financial institution, as agent, and the lenders party thereto, in the aggregate amount of up to $175 million.

The actual amounts available for borrowing under the revolving credit facility are based on 85 percent of Spansion’s accounts receivable meeting eligibility requirements plus the lesser of 75 percent of the appraised fair market value of Spansions’s Fab 25 facility in Austin, Texas, and the maximum real estate loan amount (as defined in the agreement) minus reserves that limit the availability of credit under the agreement from time to time established by the agent in its reasonable credit judgment. Amounts borrowed under the revolving credit facility bear interest at a rate equal to the “base rate,” which is the prime rate publicly announced by the agent, or the London Interbank Offered Rate, or LIBOR, plus, in each case, a margin ranging from negative 0.25% to 0.50% for base rate loans and 1.25% to 2.0% for LIBOR loans. Borrowings under the revolving credit facility must be used to refinance existing indebtedness and for working capital purposes. The revolving credit facility will terminate and all outstanding borrowings must be repaid no later than September 19, 2010.

As of September 25, 2005, the amount outstanding under the revolving credit facility was $60 million. This amount bears interest at the rate of 6.75 percent. Spansion used a portion of the amounts drawn to pay off in full the term loan agreement by and between Spansion and General Electric Capital Corporation, as agent, and the financial institutions named therein, dated as of July 11, 2003 (“July 2003 Spansion Term Loan”).

Pursuant to the terms of the revolving credit facility agreement, and subject to certain exceptions, Spansion and its subsidiaries are not permitted, among other things, to:

•	enter into any mergers, consolidations or sales of property except for Spansion’s reorganization that would occur in connection with the proposed initial public offering, or sales of inventory, equipment and assets in the ordinary course of business;

•	make any distributions to security holders except in certain circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless Spansion and its subsidiaries meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $50 million prior to December 31, 2005 (or if earlier if Spansion consummates its proposed initial public offering) and $200 million thereafter, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the debt to be incurred concurrently with the proposed initial public offering (including the notes being offered in a private placement), capital leases, debt incurred by its foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and Spansion may prepay any debt as long as after such repayment, Spansion meets minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

If the availability under the revolving credit facility is less than or equal to $35 million during a fiscal quarter, Spansion will also be required to maintain EBITDA, as defined in the agreement, on a consolidated basis, on the last day of each of the fiscal quarter as follows:

Period Ending	EBITDA
(In thousands)
12/25/2005	$225,000
03/26/2006	$300,000
07/02/2006	$375,000
10/01/2006	$450,000
12/31/2006	$500,000

Beginning in 2007, the required EBITDA level will be determined by the agent based on current projections at that time of Spansion’s financial condition, results of operations and cash flows.

As security for amounts outstanding under the revolving credit facility, Spansion pledged the stock of its domestic subsidiaries, the Fab 25 facility (other than production equipment contained therein) and all of its personal property. Spansion’s equipment, inventory and intellectual property, as well as all assets and stock pledges of its foreign subsidiaries were excluded from the collateral securing the revolving credit facility.

Amounts outstanding under the revolving credit facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion, including, among other things: failure to pay any obligations under the revolving credit facility that have become due; breach of any representation or warranty; failure to report certain financial information to the agent; failure to execute a guaranty in favor of the agent after the consummation of Spansion’s proposed initial public offering and a joint agreement pursuant to which Spansion’s parent company will become a party to this agreement; any default on third-party debt of outstanding principal amount exceeding $25 million; filings or proceedings in bankruptcy; judgments or awards entered against Spansion of $10 million or more that remain for 30 days after the entry thereof; termination, revocation or voidance of any liens securing the obligations under the revolving credit facility, for any reason other than the failure by the agent to perfect its liens; a change of control by which a person or group would acquire more than 30 percent of the combined voting power of all then-issued and outstanding voting interests of Spansion; and foreclosure on the Fab 25 facility.

Fab 36 Capital Lease Obligations

The Company’s Dresden subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, entered into energy supply contracts to provide the Company’s manufacturing facility in Dresden, Germany, Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing needs. The Company accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13, “Accounting for Leases.” As of September 25, 2005, $118 million was outstanding related to these capital lease obligations, which is payable in monthly installments through 2020.

13. Subsequent Event

Redemption of the 4.50% Notes

On October 27, 2005, the Company issued a notice of redemption to the holders of the 4.50% Notes. The notice provides that the Company will redeem on December 5, 2005 all outstanding principal 4.50% Notes (which was $200 million as of October 26, 2005). Holders of the 4.50% Notes will receive 101.80% of principal amount of the 4.50% Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date unless previously converted at the option of the holder.

IBM “S” Process Development Agreement

On October 27, 2005, the Board of Directors of the Company approved entry by the Company into the Second Amended and Restated “S” Process Development Agreement (the “Development Agreement”) with International Business Machines Corporation (“IBM”), which the parties executed in August 2005. The rights and obligations set forth in the Development Agreement became effective upon approval by the Company’s Board of Directors. Under the Development Agreement, the Company and IBM agreed to continue to jointly develop new process technologies, including 32-nanometer, 22-nanometer and certain other advanced technologies, to be implemented on silicon wafers and to conduct laboratory-based research of emerging technologies. Furthermore, if the Company and IBM jointly develop bump technology, which is the technology associated with connecting an integrated circuit to a chip package, during the term of the Development Agreement, these technologies will be licensed to the Company under the terms of the Development Agreement.

In addition, the Development Agreement extends the licenses that have previously been granted to the Company with respect to 32-nanometer and more advanced technologies, grants the Company certain additional licenses to manufacture wafers for third parties and allows the Company to sublicense the jointly developed process technology in certain circumstances, including to a third-party foundry and a joint manufacturing facility owned by the Company and a third-party foundry.

The continuation of capital purchases by IBM necessary for process development projects under the Development Agreement past December 31, 2008 is conditioned upon the approval of IBM’s board of directors. If IBM’s board of directors does not approve this Development Agreement by September 30, 2007, either party has the right to terminate the Development Agreement effective December 31, 2008 without liability. In addition, the Development Agreement may be extended further by the mutual agreement of the parties, and can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control, or can be terminated by either party upon 30 days written notice upon a failure of the other party to perform a material obligation thereunder.

The Development Agreement also extends the joint development relationship for an additional three years, from December 31, 2008 to December 31, 2011. During the extended term, the Company will continue to pay fees for the additional joint development projects. Pursuant to the Development Agreement, from September 25, 2005 through the fiscal quarter ending December 25, 2011, the Company would pay IBM between $518 million and $578 million for its share of the costs of the development projects. The actual amounts to be paid to IBM are dependent upon the number of partners (including the Company and IBM) engaged in related development projects under the Development Agreement. The fees for the joint development projects are generally payable on a quarterly basis over the term of the Development Agreement. In addition, the Company agreed to pay IBM specified royalties upon the occurrence of certain events, including in the event the Company sublicenses the jointly developed process technologies to certain third parties or if the Company bumps wafers for a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the potential initial public offering of Spansion’s Class A common stock and related offering of shares of mandatory convertible preferred stock and debt offering; our sales, operating results and anticipated cash flows; capital expenditures; research and development expenses; marketing, general and administrative expenses; the development and timing of the introduction of new products and technologies, including the ORNAND architecture; Spansion’s ability to implement 300-millimeter wafer manufacturing capacity; continued customer and market acceptance of our microprocessor products; continued customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology, including the ORNAND architecture; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers; the ability to produce our microprocessor and Flash memory products in the volumes and mix required by the market, either in our own facilities or at foundries; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies, including 65-nanometers for microprocessors and 90-nanometers for Flash memory, in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; the timing of our process technology transitions in our wafer fabrication facilities, and the timing of the production ramp at these facilities and our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe.

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

AMD, the AMD Arrow logo, AMD Athlon 64 AMD Opteron, AMD Sempron, AMD Turion 64 and AMD Geode are trademarks of Advanced Micro Devices, Inc. Spansion and MirrorBit are trademarks of Spansion. Microsoft and Windows are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

Overview

We design, manufacture and market industry-standard digital integrated circuits, or ICs, that are used in diverse product applications such as desktop and mobile personal computers, or PCs, workstations, servers, communications equipment, such as mobile phones, and automotive and consumer electronics. Our products consist primarily of microprocessors and Flash memory devices. We also sell embedded microprocessors for personal connectivity devices and other consumer markets, including for the Personal Internet Communicator, or PIC, a consumer device that we believe will help provide affordable Internet access to first time technology users in high-growth markets such as Brazil, the Caribbean, China, India, Mexico and Russia. The PIC is manufactured by third-parties and is designed to be branded, marketed and sold by local service providers such as telecommunications companies and government-sponsored communications programs.

We review and assess operating performance using segment revenues and operating income before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management judgment.

We have three reportable business segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which includes Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which includes primarily low-power, high- performance x86 and MIPS architecture-based embedded microprocessors and products for global commercial and consumer markets.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment. It includes an operating segment as well as certain operating expenses and credits that are not allocated to any of our operating segments because our Chief Executive Officer, who is our Chief Operating Decision Maker, does not consider these operating expenses and credits in evaluating the operating performance of our operating segments.

Beginning from the third quarter of 2005, our All Other category also includes our PIC products. From the third quarter of 2005, our CODM reviews the PIC operating segment separately. PIC is not a reportable segment because the operating results for the PIC operating segment constitute less than 10 percent of the combined profit of all our operating segments. Prior to 2005, we did not generate revenues from sales of PIC products.

Prior period segment information has been reclassified to conform to the current period presentation because we previously included sales of PIC products in the Personal Connectivity Solutions Group.

During the third quarter of 2005, we continued to improve our performance in the Computation Products segment and improved both our net sales and our operating performance in the Memory Products segment. Computation Products net sales increased 26 percent compared to the second quarter of 2005 and 44 percent compared to the third quarter of 2004 primarily due to increased demand for our AMD64-based processors. In Memory Products, net sales increased 12 percent compared to the second quarter of 2005 and decreased 4 percent compared to the third quarter of 2004. The improvement in Memory Products net sales compared to the second quarter of 2005 was due primarily to increased unit shipments.

In the near term, we believe critical success factors for AMD include our ability to:

•	continue to increase market acceptance of our AMD64 technology;

•	strengthen our relationships with key customers and establish relationships with new customers that are industry leaders in their markets;

•	successfully develop and transition to the latest manufacturing process technologies, including 65-nanometers for our microprocessors and 90-nanometers for our Flash memory products;

•	begin production at Fab 36, our 300-millimeter manufacturing facility in Dresden, Germany, and at a foundry on a timely basis and accelerate the production ramp at these facilities in accordance with market requirements;

•	develop and introduce new products on a timely basis and achieve efficient and timely volume production of these products;

•	control costs;

•	Continue to increase market acceptance of products incorporating MirrorBit technology; and

•	expand our participation in high-growth global markets, including China, Eastern Europe, India and Latin America.

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

Management believes there have been no significant changes during the quarter ended September 25, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

RESULTS OF OPERATIONS

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended September 25, 2005, June 26, 2005 and September 26, 2004 each included 13 weeks. The nine months ended September 25, 2005 and September 26, 2004 each included 39 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 25, 2005	June 26, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(in millions)
Net sales
Computation Products Group	$969	$767	$672	$2,486	$1,797
Memory Products Group	516	463	538	1,425	1,839
Personal Connectivity Solutions Group	36	30	29	95	101
All Other	2	—	—	3	—

Total Net Sales	$1,523	$1,260	$1,239	$4,009	$3,737

Operating income (loss)
Computation Products Group	$209	$110	$89	$411	$214
Memory Products Group	(50)	(90)	15	(249)	74
Personal Connectivity Solutions Group	(14)	(12)	(19)	(40)	(33)
All Other	(66)	(15)	(17)	(96)	(53)

Total Operating Income (Loss)	$79	$(7)	$68	$26	$202

Computation Products Group

Computation Products Group (CPG) net sales of $969 million in the third quarter of 2005 increased 26 percent compared to net sales of $767 million in the second quarter of 2005 primarily as a result of a 27 percent increase in unit shipments. Unit shipments increased due to greater demand for our AMD64-based processors and our Sempron processors. Average selling prices remained relatively flat compared to the second quarter of 2005. Geographically, sales increased in Greater China, India and Russia.

Computation Products Group net sales of $969 million in the third quarter of 2005 increased 44 percent compared to net sales of $672 million in the third quarter of 2004 primarily as a result of a 41 percent increase in unit shipments. Unit shipments increased due to greater demand for our AMD64-based processors and our Sempron processors. Average selling prices remained relatively flat compared to the third quarter of 2004.

Computation Products Group net sales of $2,486 million in the first nine months of 2005 increased 38 percent compared to net sales of $1,797 million in the first nine months of 2004 as a result of a 31 percent increase in unit shipments and a six percent increase in average selling prices. Unit shipments increased due to greater demand for our AMD64-based processors and our Sempron processors. The increase in average selling prices was primarily due to increased sales of our higher priced AMD64-based processors, which contributed to a richer product mix.

Computation Products Group operating income of $209 million in the third quarter of 2005 improved by $99 million from operating income of $110 million in the second quarter of 2005, primarily as a result of a 26 percent increase in net sales.

Computation Products Group operating income of $209 million in the third quarter of 2005 improved by $120 million compared to operating income of $89 million in the third quarter of 2004, primarily as a result of a 44 percent increase in net sales, partially offset by a 32 percent increase in operating expenses.

Computation Products Group operating income of $410 million in the first nine months of 2005 improved by $196 million compared to operating income of $214 million in the first nine months of 2004, primarily as a result of a 38 percent increase in net sales, partially offset by a 31 percent increase in operating expenses.

Memory Products Group

Memory Products Group net sales of $516 million in the third quarter of 2005 increased 12 percent compared to net sales of $463 million in the second quarter of 2005. The increase in net sales was primarily attributable to an increase of 15 percent in unit shipments, partially offset by a three percent decrease in average selling prices. Unit shipments increased due to increased demand, especially for Flash memory products based on MirrorBit technology, which increased 35 percent from the second quarter of 2005 and represented 24 percent of Memory Product net sales in the third quarter of 2005.

Memory Products Group net sales of $516 million in the third quarter of 2005 decreased four percent compared to net sales of $538 million in the third quarter of 2004. The decrease in net sales was primarily attributable to a 32 percent decrease in average selling prices, partially offset by an increase of 40 percent in unit shipments. The decrease in net sales was also mitigated by a decrease in the distribution margin payable by Spansion to Fujitsu under the Fujitsu Distribution Agreement, which added $4 million to Memory Products net sales in the third quarter of 2005. The distribution margin earned by Fujitsu on the sale of Spansion Flash memory products during the third quarter of 2004 was generally seven percent. The distribution margin earned by Fujitsu on the sale of Spansion Flash memory products during the third quarter of 2005 was generally 4.3 percent. Average selling prices decreased from the third quarter of 2004 as a result of adverse market conditions, including aggressive pricing due in most cases to oversupply of products in the NOR Flash memory market.

Memory Products Group net sales of $1,425 million in the first nine months of 2005 decreased 23 percent compared to net sales of $1,839 million in the first nine months of 2004. The decrease in net sales was primarily attributable to a 32 percent decrease in average selling prices, partially offset by an increase of 14 percent in unit shipments. Average selling prices decreased from the first nine months of 2004 as a result of adverse market conditions, including aggressive pricing due in most cases to oversupply of products in the NOR Flash memory market. The decrease in net sales for the period was mitigated by the reductions in the distribution margin payable by Spansion to Fujitsu under the Fujitsu Distribution Agreement. The distribution margin was reduced from a margin of generally seven percent to a margin of generally 6.5 percent as of December 27, 2004, and was subsequently reduced further from generally 6.5 percent to generally 4.3 percent as of April 1, 2005. These reductions added $16 million to Memory Products net sales.

Memory Products Group operating loss of $50 million in the third quarter of 2005 decreased by $40 million compared to operating loss of $90 million in the second quarter of 2005. The decrease in operating loss was due primarily to a 12 percent increase in net sales.

Memory Products Group operating loss in the third quarter of 2005 was $50 million compared to operating income of $15 million in the third quarter of 2004. The decline in operating results was due primarily to a decrease in average selling prices of 32 percent partially offset by an increase in unit shipments of 40 percent.

Memory Products Group operating loss in the first nine months of 2005 was $249 million compared to operating income of $74 million in the first nine months of 2004. The decline in operating results was primarily due to a 23 percent decrease in net sales and a four percent increase in operating expenses partially offset by the reductions in the distribution margin payable to Fujitsu described above, which added $16 million to Memory Products net sales.

Personal Connectivity Solutions Group

Personal Connectivity Solutions Group net sales of $36 million in the third quarter of 2005 increased 20 percent compared to the second quarter of 2005 primarily due to increased sales of embedded processors.

Personal Connectivity Solutions Group net sales of $36 million in the third quarter of 2005 increased 24 percent compared to the third quarter of 2004 primarily due to increased sales of embedded processors, particularly our MIPS architecture-based embedded microprocessors.

Personal Connectivity Solutions Group net sales of $96 million in the first nine months of 2005 decreased five percent compared to net sales of $101 million in the first nine months of 2004. Increased sales of embedded processors, particularly our MIPS architecture-based embedded microprocessors, were more than offset by decreased sales of AMD Geode microprocessors and certain “end of life” embedded and networking products.

Personal Connectivity Solutions Group operating loss of $14 million in the third quarter of 2005 increased slightly compared to an operating loss of $12 million in the second quarter of 2005.

Personal Connectivity Solutions Group operating loss of $14 million in the third quarter of 2005 decreased by $5 million compared to $19 million in the third quarter of 2004. The decrease in operating loss was primarily due to the 24 percent increase in net sales described above.

Personal Connectivity Solutions Group operating loss of $40 million in the first nine months of 2005 increased by $7 million compared to $33 million in the first nine months of 2004 primarily due to the five percent decrease in net sales described above.

All Other Category

Beginning in the third quarter of 2005, our PIC products are included under the All Other category. In previous periods, our PIC products were included under our Personal Connectivity Solutions segment.

All Other net sales of $2 million in the third quarter of 2005 and $3 million in the first nine months of 2005 represented sales of PIC products. We did not have revenue from PIC products prior to 2005.

All Other operating loss of $66 million in the third quarter of 2005 increased by $51 million compared to an operating loss of $15 million in the second quarter of 2005 primarily due to an increase of $48 million in corporate bonus and profit sharing expenses in the third quarter of 2005.

All Other operating loss of $66 million in the third quarter of 2005 increased by $49 million compared to an operating loss of $17 million in the third quarter of 2004, primarily due to an increase of $38 million in corporate bonus and profit sharing expenses in the third quarter of 2005.

All Other operating loss of $96 million in the first nine months of 2005 increased from $53 million in the first nine months of 2004 primarily due to an increase in corporate bonus and profit sharing expenses in the first nine months of 2005 of $29 million.

Comparison of Gross Margin; Expenses; Interest Income and Other, Net; Interest Expense and Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 25, 2005	June 26, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(in millions except for percentages)
Cost of sales	$896	$766	$738	$2,470	$2,290
Gross margin percentage	41%	39%	40%	38%	39%
Research and development	$289	$273	$231	$815	$682
Marketing, general and administrative	259	229	202	699	561
Restructuring and other special charges (recoveries), net	—	—	—	—	3
Interest income and other, net	(6)	(3)	(3)	(13)	(11)
Interest expense	31	26	25	81	83
Income tax provision (benefit)	(1)	(3)	5	(5)	11

Gross Margin

Gross margin of 41 percent in the third quarter of 2005 improved from 39 percent in the second quarter of 2005. The improvement in gross margin was primarily due to an improvement in the gross margin for Memory Products. Gross margin for Memory Products increased in the third quarter of 2005 as compared to the second quarter of 2005 due to a 15 percent increase in unit shipments, partially offset by a three percent decrease in average selling prices. Gross margin for Memory Products also was favorably impacted by three factors: a greater percentage of MirrorBit products shipped; a greater percentage of higher density products shipped; and increased utilization of Spansion’s manufacturing facilities.

Gross margin of 41 percent in the third quarter of 2005 improved slightly from 40 percent in the third quarter of 2004. The improvement in gross margin from the third quarter of 2004 was primarily due to an improvement in the gross margin for Computation Products, partially offset by a decline in the gross margin for Memory Products. Gross margin for Computation Products increased due to an increase in unit shipments of 41 percent. Gross margin for Memory Products declined due primarily to a decrease of average selling prices of 32 percent partially offset by an increase of 40 percent in unit shipments.

Gross margin of 38 percent in the first nine months of 2005 declined slightly compared to 39 percent in the first nine months of 2004. The decline in the gross margin for Memory Products in the first nine months of 2005 was partially offset by an improvement in the gross margin for Computation Products. The decline in gross margin for Memory Products in the first nine months of 2005 was primarily due to a decrease in net sales of 23 percent relative to a decrease in cost of sales of only 7 percent. Cost of sales declined at a lower rate than net sales because many of our costs are fixed and cannot be reduced in proportion to the reduced revenues. The improvement in gross margin for Computation Products in the first nine months of 2005 was primarily due to a 38 percent increase in net sales described above.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36, and we recorded the interest subsidies we received for Fab 30, as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $18 million in the third quarter of 2005, $18 million in the second quarter of 2005 and $17 million in the third quarter of 2004. The credit to cost of sales totaled $54 million in the first nine months of 2005 and $48 million in the first nine months of 2004. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

We are currently capitalizing construction and facilitization costs related to Fab 36. Once Fab 36 begins producing revenue-generating products, which we anticipate will be in the first quarter of 2006, we will begin depreciating these costs to cost of sales.

Expenses

Research and development expenses of $289 million in the third quarter of 2005 increased 6 percent compared to $273 million in the second quarter of 2005 and increased 25 percent compared to $231 million in the third quarter of 2004. Research and development expenses of $815 million in the first nine months of 2005 increased 20 percent compared to $682 million in the first nine months of 2004.

Research and development expenses in the third quarter of 2005 increased from the second quarter of 2005 primarily due to an increase in corporate bonus and profit sharing expense payable to research and development personnel.

Research and development expenses in the third quarter of 2005 increased from the third quarter of 2004 primarily due to start-up costs of $27 million associated with the Fab 36 project, an increase in corporate bonus and profit sharing expense payable to research and development personnel of $7 million and increased product engineering costs for new generations of our microprocessors.

Research and development expenses in the first nine months of 2005 increased from the first nine months of 2004 primarily due to start-up costs of $70 million associated with the Fab 36 project, increased product engineering costs for new generations of our microprocessors and an increase of $16 million in research and development activities for Spansion Flash memory products.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses was $11 million in the third quarter of 2005, $7 million in the second quarter of 2005 and $9 million in the third quarter of 2004. The credit to research and development expenses totaled $33 million in the first nine months of 2005 and $18 million in the first nine months of 2004.

Marketing, general and administrative expenses of $259 million in the third quarter of 2005 increased 13 percent compared to $229 million in the second quarter of 2005 and increased 28 percent compared to $202 million in the third quarter of 2004. Marketing, general and administrative expenses of $699 million in the first nine months of 2005 increased 25 percent compared to $561 million in the first nine months of 2004.

Marketing, general and administrative expenses increased in the third quarter of 2005 compared to the second quarter of 2005 primarily due to an increase in corporate bonus and profit sharing expense of $12 million payable to marketing, general and administrative personnel and an increase in marketing development funds provided to our customers under our market development programs of $8 million.

Marketing, general and administrative expenses increased in the third quarter of 2005 compared to the third quarter of 2004 primarily due to an increase in marketing development funds of $23 million, increased spending for corporate sponsorships of $16 million, an increase in corporate bonus and profit sharing expense of $9 million payable to marketing, general and administrative personnel and an increase in legal expenses of $9 million.

Marketing, general and administrative expenses increased in the first nine months of 2005 compared to the first nine months of 2004 primarily due to an increase in marketing development funds of $81 million, increased spending for corporate sponsorships of $35 million, an increase in corporate bonus and profit sharing expense of $7 million payable to marketing, general and administrative personnel and an increase in legal expense of $16 million.

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

The following table summarizes activities under the 2002 Restructuring Plan from December 26, 2004 through September 25, 2005:

Facility Exit Costs
(In thousands)
Accruals at December 26, 2004	$105,676
First quarter 2005 cash payments	(5,243)

Accruals at March 27, 2005	$100,433
Second quarter 2005 cash payments	(5,338)

Accruals at June 26, 2005	$95,095
Third quarter 2005 cash payments	(4,920)

Accruals at September 25, 2005	$90,175

Interest Income and Other, Net

Interest income and other, net, of $6 million in the third quarter of 2005 increased from $3 million in the second quarter of 2005 and the third quarter of 2004. Interest income from our cash and investments in the third quarter of 2005 of $10 million increased from $7 million in the second quarter of 2005 and $4 million in the third quarter of 2004 primarily as a result of higher interest rates and higher average investment balances.

Interest income and other, net, in the first nine months of 2005 of $13 million increased from $11 million in the first nine months of 2004. Interest income from our cash and investments in the first nine months of 2005 was $24 million compared with $10 million in the first nine months of 2004 primarily as a result of higher interest rates and higher average investment balances. Interest income and other, net, in the first nine months of 2004 included a gain of $7 million from sales of third-party securities that we held as equity investments, offset by a loss of $6 million during the second quarter of 2004 in connection with our foreign currency forward contracts.

Interest Expense

Interest expense of $31 million in the third quarter of 2005 increased from $26 million in the second quarter of 2005 and $25 million in the third quarter of 2004. The increase was primarily due to $7 million of interest expense incurred in the third quarter of 2005 in connection with a capital lease between AMD Fab 36 Limited Liability Company and Co. KG and a local supplier for the supply of energy to Fab 36.

Interest expense of $81 million in the first nine months of 2005 decreased from $83 million in the first nine months of 2004 for the following reasons: we capitalized an additional $7 million of interest expense in the first nine months of 2005 in connection with our Fab 36 project, we prepaid our Fab 30 term loan in November 2004, which decreased interest expense by $23 million, and we exchanged $201 million of our 4.50% Notes for our common stock during the fourth quarter of 2004, which decreased interest expense by $8 million. These decreases in interest expense were offset by additional interest expense of $7 million on the Fab 36 capital lease mentioned above and $36 million of interest incurred on the 7.75% Senior Notes due 2012 which we issued in October 2004.

Income Taxes

We recorded income tax benefits of $0.6 million, or 1 percent of pre-tax income, in the third quarter of 2005 and $3 million, or 38 percent of pre-tax loss, in the second quarter of 2005 and an income tax provision of $5 million, or 10 percent of pre-tax income, in the third quarter of 2004. The income tax benefits recorded in the second and third quarters of 2005 were primarily for foreign tax benefits on losses by certain foreign subsidiaries. The income tax provision recorded in the third quarter of 2004 was primarily for taxes due on income generated by certain foreign subsidiaries. For 2005, the effective tax rate method was used for all taxable subsidiaries except Spansion Japan, where we used the cut-off method for 2005. Use of the cut-off method for Spansion Japan resulted in a smaller credit provision as a result of a valuation allowance recorded against Spansion Japan’s net operating losses during the third quarter of 2005. For 2004, the effective tax rate method was used for all material subsidiaries.

The effective tax benefit rate for the nine months ended September 25, 2005 was 8 percent. The tax benefit of $5 million for the nine months ended September 25, 2005 was primarily for foreign tax benefits on losses by certain foreign subsidiaries. The effective tax rate for the nine months ended September 26, 2004 was 8 percent. The tax provision of $11 million for the nine months ended September 26, 2004 was primarily for taxes due on income generated by certain foreign subsidiaries.

Other Items

Foreign Operations

International net sales were 78 percent in the third quarter of 2005, 76 percent in the second quarter of 2005 and 77 percent in the third quarter of 2004. During the third quarter of 2005, 15 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen, as compared to 16 percent during the second quarter of 2005 and 21 percent during the third quarter of 2004. Sales denominated in foreign currencies consist primarily of sales by Spansion to Fujitsu, which are denominated in yen.

As a result of our foreign operations, we have net sales, costs, assets and liabilities that are denominated in foreign currencies. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	certain manufacturing costs for both our Spansion Flash memory products and our microprocessor products are denominated in Chinese yuan renminbi as well as other foreign currencies such as the Thai baht and the Singapore dollar;

•	some fixed asset purchases are denominated in euro and yen;

•	some of the sales of our Flash memory products in Japan are denominated in yen; and

•	certain costs of our Fab 36 project is denominated in euro.

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

FINANCIAL CONDITION

We have a substantial amount of debt. As of September 25, 2005, we had consolidated debt of $2.0 billion.

Our cash, cash equivalents and short-term investments at September 25, 2005 totaled $1.3 billion, which included $119 million in cash, cash equivalents and short-term investments held by Spansion. Spansion’s operating agreement governs its ability to use this cash balance for operations or to distribute it to us and Fujitsu. Pursuant to the operating agreement, and subject to restrictions contained in third-party loan agreements, Spansion must first distribute any cash balance to us and Fujitsu in an amount sufficient to cover each party’s estimated tax liability, if any, related to Spansion’s taxable income for each fiscal year. Any remaining cash balance after the tax liability distribution would be used by Spansion to fund its operations in accordance with its budget. If any cash remains, it must be used to repay Spansion’s outstanding debt to us and Fujitsu. Any remaining cash after these distributions is distributed at the discretion of Spansion’s Board of Managers to us and Fujitsu, pro rata, based on each party’s membership interest at the time of distribution, which currently is 60 percent for AMD and 40 percent for Fujitsu.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2005 was $946 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. Accounts receivable increased in the first nine months of 2005 primarily due to the increase in net sales for Computation Products. Accounts payable and accrued liabilities increased in the first nine months of 2005 primarily due to purchases of equipment for Fab 36 and purchases of raw materials.

Net cash provided by operating activities in the first nine months of 2004 was $724 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. The net changes in accounts payables and accrued liabilities in the first nine months of 2004 included refunds of customer deposits under long-term purchase agreements of $21 million and royalty payments to a third party of $39 million under a cross-license agreement. Accounts receivable increased in the first nine months of 2004 by $236 million due to an increase in net sales of 62 percent. In addition, inventories increased in the first nine months of 2004 by $112 million in anticipation of increased seasonal demand for our microprocessor and Flash memory products during the remainder of 2004. Substantially all of the increase in inventories was related to Flash memory products based on 110-nanometer technology and AMD64-based microprocessors.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,445 million in the first nine months of 2005. Cash was used primarily to purchase short-term investments and property, plant and equipment, including $574 million for completing the construction and continuing with the facilitization of Fab 36.

Net cash used in investing activities was $1,012 million in the first nine months of 2004. Cash was used primarily to purchase short-term investments and property, plant and equipment, including $301 million for the continuing construction of Fab 36.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $391 million in the first nine months of 2005, primarily from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, proceeds from an equipment sale leaseback transaction, proceeds from amounts borrowed under various Spansion credit facilities and sales of stock under our Employee Stock Purchase Plan and upon employee stock option exercises. These amounts were partially offset by payments on outstanding debt and capital lease obligations.

Net cash provided by financing activities was $99 million in the first nine months of 2004, primarily from $74 million of silent partnership contributions and $91 million of limited partnership contributions in AMD Fab 36 KG from the unaffiliated limited partners, amounts borrowed by our subsidiaries under short-term loans, proceeds from an equipment sale leaseback transaction and sales of stock under our Employee Stock Purchase Plan and upon employee stock option exercises. These amounts were partially offset by payments on debt and capital lease obligations.

Liquidity

We believe that cash flows from operations and current cash balances, together with currently available credit facilities (see “Revolving Credit Facilities,” below) and external financing, will be sufficient to fund operations and currently planned capital investments in the short-term (next twelve months) and long-term. We also believe we have sufficient financing arrangements in place to fund the Fab 36 project through 2007. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through bank borrowings, or from issuances of additional debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot be certain that such funding will be available in quantities or on terms favorable to us.

Revolving Credit Facilities

AMD Revolving Credit Facility

Our revolving credit facility provides for a secured revolving line of credit of up to $100 million that expires in July 2007. We can borrow, subject to amounts set aside by the lenders, up to 85 percent of our eligible accounts receivable from OEMs and 50 percent of our eligible accounts receivable from distributors. As of September 25, 2005, no borrowings were outstanding under our revolving credit facility.

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

As of September 25, 2005, net domestic cash, as defined, totaled $1.1 billion and the preceding financial covenants were not applicable. Our obligations under our revolving credit facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations as of September 25, 2005, and is supplemented by the discussion following the table.

Principal contractual cash obligations as of September 25, 2005 were:

	Total	Remaining Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and beyond
	(in thousands)
4.75% Convertible Debentures	$500,000	$—	$—	$—	$—	$—	$500,000
4.50% Convertible Notes	201,500	—	—	201,500	—	—	—
7.75% Notes	600,000	—	—	—	—	—	600,000
Repurchase Obligations to Fab 36 Partners (1)	144,388	14,199	32,547	32,547	32,547	32,548	—
Spansion Senior Secured Revolving Credit Facility	60,015	—	—	—	—	—	60,015
Spansion Japan Term Loan	85,447	10,681	42,724	32,042	—	—	—
Spansion Japan Revolving Loan	48,954	48,954	—	—	—	—	—
Spansion Japan Revolving Facility	26,702	26,702	—	—	—	—	—
Fujitsu Cash Note	40,000	10,000	30,000	—	—	—	—
AMD Penang Term Loan	5,231	383	1,531	1,531	1,531	255	—
Spansion China Loan	19,630	19,630	—	—	—	—	—
Capital Lease Obligations	277,531	24,130	94,886	48,916	4,778	5,187	99,634
Other Long-term Liabilities	22,363	—	3,445	4,895	4,895	2,962	6,166
Operating Leases (2)	399,959	19,468	78,325	59,661	46,709	38,349	157,447
Unconditional Purchase Commitments (2)(3)	1,264,140	75,458	333,907	319,419	197,058	61,069	277,229

Total principal contractual cash obligations	$3,695,860	$249,605	$617,365	$700,511	$287,518	$140,370	$1,700,491

(1)	This amount represents the silent partnership contributions received by our subsidiary AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, as of September 25, 2005 from the unaffiliated limited partners, Fab 36 Beteiligungs and Leipziger Messe, under the Fab 36 partnership agreements. AMD Fab 36 Holding GmbH, our wholly owned subsidiary that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, our indirect wholly owned subsidiary that owns the remainder of our limited partnership interest in AMD Fab 36 KG, are required to repurchase up to $169 million of the unaffiliated limited partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. As of September 25, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount in accordance with the partnership agreements. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	Lease and purchase obligations that are cancelable upon notice and without significant penalties are not included in the amounts above.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on the volume or the types of services we require. In those cases, where determinable, we only included the minimum volume or purchase commitment in the table above.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002 we issued $500 million of our 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The interest rate payable on the 4.75% Debentures will reset on August 1, 2008, August 1, 2011 and August 1, 2016 to a rate equal to the interest rate payable 120 days prior to the reset dates on 5-year U.S. Treasury Notes, plus 43 basis points. The interest rate cannot be less than 4.75 percent and cannot exceed 6.75 percent. Holders have the right to require us to repurchase all or a portion of our 4.75% Debentures on February 1, 2009, February 1, 2012, and February 1, 2017. The holders of the 4.75% Debentures also have the ability to require us to repurchase the 4.75% Debentures in the event that we undergo specified fundamental changes, including a change of control. In each such case, the redemption or repurchase price would be 100 percent of the principal amount of the 4.75%

Debentures plus accrued and unpaid interest. The 4.75% Debentures are convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures will be convertible into 43 shares of our common stock. Issuance costs incurred in the amount of $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

Since February 5, 2005, the 4.75% Debentures have been redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of our common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice. As of September 25, 2005, we would not have been able to redeem the 4.75% Debentures because the requirement set forth above was not met.

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

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. During the fourth quarter of 2004, we exchanged an aggregate of $201 million of these 4.50% Notes for 29,391,261 shares of our common stock. Accordingly, as of September 25, 2005, $201.5 million of our 4.50% Notes were outstanding. Interest on the 4.50% Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the remaining 4.50% Notes will be redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we may not redeem the 4.50% Notes unless the last reported sale price of our common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on December 4, 2005 through November 30, 2006	101.800%
Beginning on December 1, 2006 through November 30, 2007	100.900%
On December 1, 2007	100.000%

The remaining 4.50% Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date of December 1, 2007, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $7.37 per share, subject to adjustment in certain circumstances. At this conversion price, each $1,000 principal amount of the remaining 4.50% Notes will be convertible into 135 shares of our common stock. Six million of the original issuance costs associated with the remaining 4.50% Notes continue to be amortized ratably over the term of the 4.50% Notes, as interest expense, approximating the effective interest method.

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

On October 27, 2005 we issued a notice of redemption to the holders of the 4.50% Notes. The notice provides that we will redeem on December 5, 2005 all outstanding principal 4.50% Notes (which was $200 million as of October 26, 2005). Holders of the 4.50% Notes will receive 101.80% of principal amount of the 4.50% Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date unless previously converted at the option of the holder.

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

Issuance costs incurred in connection with this transaction in the amount of $13 million are being amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method.

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

AMD, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH & Co. KG, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are the unaffiliated limited partners in AMD Fab 36 KG. We also anticipate receiving up to approximately $654 million in grants and allowances from federal and state German authorities for the Fab 36 project, depending on the level of capital investments by AMD Fab 36 KG. We currently expect that capital expenditures for Fab 36, from commencement of the project through 2007, will be approximately $2.5 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of a total of $705 million under the partnership agreements, of which $210 million remains to be contributed as of September 25, 2005; revolving loans from us of up to $904 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to a total of up to $386 million from Leipziger Messe and Fab 36 Beteiligungs, of which $58 million remains to be invested as of September 25, 2005;

•	loans of up to $844 million from a consortium of banks;

•	up to $654 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $198 million of cash has been received as of September 25, 2005; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of September 25, 2005, we had contributed $495 million of equity in AMD Fab 36 KG and $42 million of revolving loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

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

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $844 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of $1.2 billion. We currently anticipate that AMD Fab 36 KG will attain these milestones and first be able to draw on the loans in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

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

As of September 25, 2005, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $705 million, of which $210 million remains to be contributed as of September 25, 2005, Leipziger Messe agreed to provide an aggregate of $241 million and Fab 36 Beteiligungs agreed to provide an aggregate of $145 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions, collectively referred to as the partnership contributions or interests. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total partnership contributions depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $60 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed its capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments from the partners’ significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.2 million to Leipziger Messe and a premium of $2.5 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s and Fab 36 Beteiligungs’ silent partnership contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase $96 million of Leipziger Messe’s silent partnership contributions in four installments of $24 million each, commencing one year after Leipziger Messe has completed its aggregate partnership contributions, and Fab 36 Beteiligungs’ silent partnership contributions of $72 million in annual 20 percent installments commencing in October 2005. On September 30, 2005, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $14 million of Fab 36 Beteiligungs’ silent partnership contributions.

For accounting and financial reporting purposes under United States generally accepted accounting principles, we classified the portion of the silent partnership contribution that is mandatorily redeemable as debt, based on its fair value at the time of issuance because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the carrying value of this debt towards our ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. We classify this periodic accretion to redemption value as interest expense.

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

As of September 25, 2005, AMD Fab 36 KG received $145 million of silent partnership contributions and $183 million of limited partnership contributions, which includes a New Silent Partnership Amount of $48 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances of up to $654 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our financial statements and amortize them to operations ratably starting from December 2004 through December 2012. Currently, we amortize these amounts as a reduction to research and development expenses. At such time as Fab 36 begins producing revenue-generating products, which we expect to be in the first quarter of 2006, we will amortize these amounts as a reduction to cost of sales. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of September 25, 2005, AMD Fab 36 KG received cash allowances of $68 million for investments made in 2003 and 2004 as well as cash grants of $130 million consisting of both grants for investments made in 2003 and 2004 and a prepayment for investments planned in 2005 and the first half of 2006.

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

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. We report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at September 25, 2005, of 0.830 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of limited partnership and other equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through September 25, 2005, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

Spansion Japan Revolving Loan Agreement

On September 20, 2005, Spansion Japan amended its revolving credit facility agreements with certain Japanese financial institutions and related ancillary agreements. The primary purpose of the amendment was to exclude Spansion Japan’s non-Japanese yen-denominated accounts receivable due from Fujitsu Limited from the amounts held in trust pursuant to the terms of the accounts receivable trust agreement among the parties. As a result, pursuant to the amendment, such accounts receivable do not secure the amounts outstanding under the Spansion Japan revolving credit agreement. As a result of the exclusion of the accounts receivable described above, the aggregate loan amount available under the Spansion Japan revolving credit agreement was decreased from up to 15 billion yen to up to 10.5 billion yen (or $93 million as of September 25, 2005). Specifically, Tranche A decreased from 6.0 billion yen to 4.2 billion yen (or $37 million as of September 25, 2005), and Tranche B decreased from 9.0 billion yen to 6.3 billion yen (or $56 million as of September 25, 2005). In addition, pursuant to the amendment, under certain circumstances, on December 24, 2005 either party can terminate the Spansion Japan revolving credit agreement or reduce the amounts available under Tranche A or Tranche B by giving the other party ten business days prior written notice.

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

As of September 25, 2005, 5.5 billion yen ($49 million based on the exchange rate as of September 25, 2005) was outstanding under tranche A and no amount was outstanding under tranche B. The amount outstanding under tranche A bore interest at a rate of 0.63 percent and was repaid on September 26, 2005.

Pursuant to the terms of the revolving facility credit agreement, Spansion Japan is not permitted to make distributions, including declaring any dividends other than those to be declared after the end of each fiscal quarter and is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain an adjusted tangible net worth (as defined in the agreement) at an amount not less than 60 billion yen ($534 million as of September 25, 2005) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of 21.125 billion yen ($188 million as of September 25, 2005) as of the last day of fiscal year 2005; and

•	ensure that as of each of the last day of the third and fourth quarter of fiscal 2005, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of scheduled debt repayments plus maintenance capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period, is not less than 120 percent.

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

As of September 25, 2005, Spansion Japan was in compliance with these covenants.

In addition, if Spansion Japan’s minimum cash balance is less than one billion yen ($9 million as of September 25, 2005), Spansion Japan is prohibited from:

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

Amounts outstanding under the revolving credit facility may be accelerated and become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: filings or proceedings in bankruptcy, failure to pay any obligations under the revolving credit facility that have become due, failure to pay other third-party indebtedness where such debt exceeds 200 million yen ($2 million as of September 25, 2005), or if the value of the accounts receivable from Fujitsu held in trust is below the required thresholds and such shortfall is not remedied within three business days. In addition, amounts outstanding under the revolving credit facility may become automatically due and payable upon the occurrence of specified events with respect to Fujitsu including: suspension of any payment by Fujitsu, filings or proceedings in bankruptcy or corporate reorganization, failure of any check or note issued by Fujitsu to clear for payment, default by Fujitsu with respect to payments to Spansion Japan or other obligations under the distribution agreement with us, and default by Fujitsu with respect to other third-party indebtedness where such debt exceeds 1.0 billion yen ($9 million as of September 25, 2005).

As of September 25, 2005, the amount of accounts receivable held in trust was $93 million. Eight million of cash was also held in trust because the accounts receivable balance in the trust account was below the required threshold. The cash amount held in trust is recorded as restricted cash and included in our Prepaid Expenses and Other Current Assets in the accompanying consolidated condensed balance sheet.

Because borrowings under the Spansion Japan revolving loan agreement are denominated in yen, the U.S. dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rate as of September 25, 2005 of 112.35 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Spansion Japan Revolving Credit Facility

On September 20, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a Japanese financial institution in the aggregate principal amount of up to 5.0 billion yen ($45 million as of September 25, 2005). Amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.70 percent per annum. Borrowings must be used for working capital purposes and each borrowing must be repaid one month after the initial drawdown date. The facility may be terminated by the financial institution with five days’ written notice if it experiences increased costs in connection to any borrowings by Spansion Japan, or if Spansion Japan gives five days’ written notice of termination.

Pursuant to the terms of the facility, Spansion Japan agreed not to pledge any security to secure its obligations or any third party’s obligations until the facility is terminated and all obligations are fulfilled by Spansion Japan. Amounts outstanding under the facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: suspension of any payment by Spansion Japan; failure to pay any obligations under thereunder; filings or proceedings in bankruptcy; corporate reorganization procedures, corporate rearrangement, special liquidation or other similar legal procedures; a resolution for Spansion Japan’s dissolution; the winding up of Spansion Japan’s business; or if any attachment has been ordered with respect to Spansion Japan’s accounts receivables.

As of September 25, 2005, the amount outstanding under the revolving credit facility was 3.0 billion yen ($27 million based on the exchange rate as of September 25, 2005) . This amount bears interest at the rate of 0.75 percent and was repaid by October 25, 2005. The amount is reflected as Notes Payable to Bank Under Revolving Loans in our consolidated condensed balance sheet.

Spansion Japan Term Loan and Guarantee

In September 2003, the third-party loans of Fujitsu AMD Semiconductor Limited, the previous manufacturing venture between us and Fujitsu which we refer to as the Manufacturing Joint Venture, were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the Manufacturing Joint Venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. The interest rate was 0.86 percent as of September 25, 2005.

Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of September 25, 2005, $85 million was outstanding under this term loan agreement. Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu for up to 60 percent of the amount paid by Fujitsu under its guarantee. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for the loan. The net book value of the pledged assets as of September 25, 2005 was $264 million. Under this loan agreement, Spansion Japan is prevented from making distributions for dividends to Spansion in certain circumstances.

Under this loan agreement, Spansion Japan is prevented from making distributions or dividends in certain situations. In addition, Spansion Japan is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen ($534 million based on the exchange rate as of September 25, 2005);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in thousands)
Fiscal 2005	$188,000
Fiscal 2006	$174,000

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than 120 percent for fiscal 2005 and fiscal 2006.

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

As of September 25, 2005, Spansion Japan was in compliance with these covenants.

Because most amounts under the Spansion Japan Term Loan are denominated in yen, the U.S. dollar amounts are subject to change based on applicable exchange rates. We used the exchange rate as of September 25, 2005 of 112.35 yen to one U.S. dollar to translate the amounts denominated in yen into U.S. dollars.

Spansion Senior Secured Revolving Credit Facility

On September 19, 2005, Spansion entered into a new senior secured revolving credit facility with a certain domestic financial institution, as agent, and the lenders party thereto, in the aggregate amount of up to $175 million.

The actual amounts available for borrowing under the revolving credit facility are based on 85 percent of Spansion’s accounts receivable meeting eligibility requirements plus the lesser of 75 percent of the appraised fair market value of Spansion’s Fab 25 facility in Austin, Texas, and the maximum real estate loan amount (as defined in the agreement) minus reserves that limit the availability of credit under the agreement from time to time established by the agent in its reasonable credit judgment. Amounts borrowed under the revolving credit facility bear interest at a rate equal to the “base rate,” which is the prime rate publicly announced by the agent, or the London Interbank Offered Rate, or LIBOR, plus, in each case, a margin ranging from –negative 0.25% to 0.50% for base rate loans and 1.25% to 2.0% for LIBOR loans. Borrowings under the revolving credit facility must be used to refinance existing indebtedness and for working capital purposes. The revolving credit facility will terminate and all outstanding borrowings must be repaid no later than September 19, 2010.

As of September 25, 2005, the amount outstanding under the revolving credit facility was $60 million. This amount bears interest at the rate of 6.75 percent. Spansion used a portion of the amounts drawn to pay off in full the term loan agreement by and between Spansion and General Electric Capital Corporation, as agent, and the financial institutions named therein, dated as of July 11, 2003 (“July 2003 Spansion Term Loan.”).

Pursuant to the terms of the revolving credit facility agreement, and subject to certain exceptions, Spansion and its subsidiaries are not permitted, among other things, to:

•	enter into any mergers, consolidations or sales of property except for Spansion’s reorganization that would occur in connection with the proposed initial public offering, or sales of inventory, equipment and assets in the ordinary course of business;

•	make any distributions to its security holders except in certain circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless Spansion and its subsidiaries meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $50 million prior to December 31, 2005 (or earlier if Spansion consummates its proposed initial public offering) and $200 million thereafter, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the debt to be incurred concurrently with the proposed initial public offering (including the notes being offered in a private placement), capital leases, debt incurred by its foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and Spansion may prepay any debt as long as after such repayment, Spansion meets minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

If the availability under the revolving credit facility is less than or equal to $35 million during a fiscal quarter, Spansion will also be required to maintain EBITDA, as defined in the agreement, on a consolidated basis, on the last day of each of the fiscal quarter as follows:

Period Ending	EBITDA
(In thousands)
12/25/2005	$225,000
03/26/2006	$300,000
07/02/2006	$375,000
10/01/2006	$450,000
12/31/2006	$500,000

Beginning in 2007, the required EBITDA level will be determined by the agent based on current projections at that time of Spansion’s financial condition, results of operations and cash flows.

As security for amounts outstanding under the revolving credit facility, Spansion pledged the stock of its domestic subsidiaries, the Fab 25 facility (other than production equipment contained therein) and all of its personal property. Spansion’s equipment, inventory and intellectual property, as well as all assets and stock pledges of its foreign subsidiaries were excluded from the collateral securing the revolving credit facility.

Amounts outstanding under the revolving credit facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion, including, among other things: failure to pay any obligations under the revolving credit facility that have become due; breach of any representation or warranty; failure to report certain financial information to the agent; failure to execute a guaranty in favor of the agent after the consummation of Spansion’s proposed initial public offering and a joint agreement pursuant to which Spansion’s parent company will become a party to this agreement; any default on third-party debt of outstanding principal amount exceeding $25 million; filings or proceedings in bankruptcy; judgments or awards entered against Spansion of $10 million or more that remain for 30 days after the entry thereof; termination, revocation or voidance of any liens securing the obligations under the revolving credit facility, for any reason other than the failure by the agent to perfect its liens; a change of control by which a person or group would acquire more than 30 percent of the combined voting power of all then-issued and outstanding voting interests of Spansion; and foreclosure on the Fab 25 facility.

July 2003 Spansion Term Loan and Guarantee

On September 19, 2005, Spansion used funds from its new senior secured revolving credit facility (see “Spansion Senior Secured Revolving Credit Facilities” above for detail) to repay the outstanding principal and interest under the July 2003 Spansion Term Loan in full and the lenders released their security interest in Spansion’s property.

Fujitsu Cash Note

In connection with the Spansion reorganization in June 2003, Fujitsu loaned Spansion $40 million pursuant to the terms of an unsecured promissory note. The note bears interest at LIBOR plus four percent, to be paid quarterly. The interest rate cannot exceed seven percent. The interest rate adjusts each calendar quarter based on the LIBOR rate. All amounts outstanding under this note become due and payable upon the occurrence of a payment default. As of September 25, 2005, the interest rate was seven percent and the remaining principal balance on this note was $40 million. The proceeds from this note were used to fund Spansion’s working capital needs.

As of September 30, 2005, Spansion amended the payment terms of this note such that it is required to repay 75 percent of the principal amount on March 31, 2006 and any remaining amounts on June 30, 2006, provided that upon (i) its reorganization into Spansion Inc. prior to completion of its proposed initial public offering, Spansion is required to pay all accrued and unpaid interest and (ii) completion of the proposed initial public offering and the concurrent offerings, Spansion would pay the outstanding principal and interest on this note in full.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang was eligible to borrow up to 30 million Malaysian Ringgit ($8 million as of September 25, 2005). The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of September 25, 2005 was $5 million.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China could borrow in U.S. dollars up to an amount of $18 million to be secured by Spansion China’s land use right and buildings on the land. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China could borrow up to RMB 120 million ($15 million as of September 25, 2005) to be secured by Spansion China’s assembly and test facility and its land use rights. The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent or 5.022 percent depending on the period the borrowings occur. The maximum term of each loan is 12 months from the date of each draw-down. As of September 25, 2005, Spansion China had $7 million outstanding under the RMB-denominated loan agreement and $12 million outstanding under the USD-denominated loan agreement. These amounts must be repaid by December 2005.

Capital Lease Obligations

As of September 25, 2005, we had aggregate outstanding capital lease obligations of $278 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2020. Leased assets consist principally of machinery and equipment. We guaranteed $49 million of Spansion’s and its subsidiaries’ aggregate outstanding capital lease obligations as of September 25, 2005.

In addition, AMD Fab 36 KG entered into energy supply contracts to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing needs. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13, “Accounting for Leases.” As of September 25, 2005 $118 million was outstanding related to these capital lease obligations, which is payable in monthly installments through 2020.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of $69 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of $276 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $21 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of September 25, 2005, were $400 million, of which $90 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of September 25, 2005, were $1.3 billion for periods through 2020. These purchase commitments include $852 million related to contractual obligations for Fab 30 and Fab 36 related to wafer purchase and purchases of energy and gas and up to $220 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In October 2005, our Board of Directors approved an amendment of this agreement, which, among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. We anticipate that under this amended agreement, from September 25, 2005 through December 25, 2011, we would pay fees to IBM of between $518 million and $578 million in connection with joint development projects. In addition, unconditional purchase commitments also include $57 million for software maintenance agreements that require periodic payments through 2009. As a result, we have not recorded any liabilities relating to the software maintenance agreements. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Guarantees of Indebtedness Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of September 25, 2005 related to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet as of September 25, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on our unaudited condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed(1)	Remaining Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and Beyond
	(In thousands)
Spansion Japan term loan guarantee	$51,269	$6,409	$25,634	$19,226	$—	$—	$—
Spansion capital lease guarantees	48,621	12,249	33,108	3,264	—	—	—
Repurchase Obligations to Fab 36 partners(2)	144,388	14,199	32,547	32,547	32,547	32,548	—

Total guarantees	$244,278	$32,857	$91,289	$55,037	$32,547	$32,548	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions received by AMD Fab 36 KG, as of September 25, 2005 from the unaffiliated limited partners under the Fab 36 partnership agreements. AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase up to $169 million of the partners’ silent partnership contributions in annual installments beginning one year after the partner has contributed the full amount required under the partnership agreements. We guaranteed these obligations. As of September 25, 2005, Fab 36 Beteiligungs had contributed the full amount required under the partnership agreements, but Leipziger Messe had not contributed the full amount. Therefore, the condition precedent to our repurchase obligations with respect to Leipziger Messe’s silent partnership contribution had not been met. For purposes of this table, we assumed that Leipziger Messe will have contributed the full amount by December 2005. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreement,” above.

Guarantees of Indebtedness Not Recorded on Our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees outstanding as of September 25, 2005 for which the related underlying liabilities are not recorded on our unaudited condensed consolidated balance sheet as of September 25, 2005 and their expected expiration dates:

	Amounts Guaranteed(1)	Remaining Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and Beyond
	(in thousands)
Spansion operating lease guarantees	$11,879	$796	$8,008	$2,050	$1,025	$—	$—
AMTC revolving loan guarantee	38,574	—	—	38,574	—	—	—
AMTC rental guarantee(2)	125,988	—	—	—	—	—	125,988
Other	3,901	453	3,448	—	—	—	—

Total guarantees	$180,342	$1,249	$11,456	$40,624	$1,025	$—	$125,988

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $12 million as of September 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms. No liability has been recognized for these guarantees under the provisions of FIN 45 because the guarantees are for the performance obligations of a subsidiary.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. To finance the project, BAC and AMTC entered into a $145 million revolving credit facility and a $90 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of September 25, 2005, we guaranteed up to $39 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $126 million. As of September 25, 2005, $84 million was drawn under the revolving credit facility, and $63 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

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

Other

Spansion - Proposed Initial Public Offering

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

In the event the proposed initial public offering is consummated, Spansion would receive the net proceeds from the offering, and our ownership in Spansion would be reduced from our current ownership of 60 percent. At this time, we do not have enough information to quantify the potential financial impact of the proposed initial public offering, but we expect that it would have a material effect on our financial condition and results of operations, including the following:

•	We expect that our aggregate ownership interest in Spansion would be less than 50 percent and that we would no longer consolidate Spansion’s results of operations and financial position in our consolidated financial statements;

•	To the extent that Spansion’s employees continue to hold unvested options to purchase AMD common stock, we would be required to account for these unvested options at then-current fair value each reporting period until the options are fully vested because Spansion’s employees would no longer be considered employees of the “consolidated group”;

•	As of September 25, 2005, we guaranteed certain indebtedness of Spansion and its subsidiaries totaling $112 million. Of this amount, $100 million relates to underlying liabilities that are already recorded on our unaudited condensed consolidated balance sheet, and no incremental liabilities are recorded for these guarantees because these guarantees are for our majority-owned subsidiary. However, because we expect that we would no longer consolidate Spansion’s results of operations and financial position, we would be required to record on our consolidated financial statements the fair value of those guarantees that were entered into or amended subsequent to December 31, 2002, the effective date of FIN 45. At this time, we have not finalized our evaluation of the fair value of these guarantees; and

•	Depending on the valuation of Spansion’s Class A common stock and the carrying value of our interest in Spansion at the time of the initial public offering, we would realize either a gain or a loss upon the initial public offering, reflecting the reduction of our ownership interest in Spansion. The gain or loss would be calculated as the difference between Spansion’s book value per share before and after the initial public offering multiplied by the number of shares owned by us.

Completion of the proposed initial public offering is subject to many conditions, including market conditions and regulatory approvals. Market conditions and other factors could result in, among other things, a delay in or withdrawal of the initial public offering or pursuit of alternative transactions.

Concurrent with and as a condition to consummating the proposed initial public offering, Spansion also currently intends to make a public offering of shares of mandatory convertible preferred stock and a debt offering pursuant to which senior unsecured notes would be issued in a private placement. Spansion intends to apply a portion of the net proceeds from the sale of the senior unsecured notes to repay a portion of its outstanding indebtedness, including certain indebtedness owed to us and to Fujitsu. To the extent that such repaid indebtedness was guaranteed by us or Fujitsu, the amount of Spansion debt guaranteed by us and Fujitsu would be reduced accordingly. Spansion has not determined the aggregate principal amount of the notes or the convertible preferred stock or the terms upon which the notes or the convertible preferred stock would be issued.

Outlook

For the fourth quarter of 2005, we expect Computation Products net sales to increase between seven to 13 percent compared with the third quarter of 2005.

For the fourth quarter of 2005, we expect Memory Products net sales to increase significantly compared with the third quarter of 2005. In addition, for the fourth quarter of 2005, for Memory Products, we expect: gross margin to improve compared with the third quarter of 2005; research and development expenses in terms of gross dollars to be relatively stable or increase slightly compared with the third quarter of 2005; and marketing, general and administrative expenses to increase slightly in terms of gross dollars compared with the third quarter of 2005.

Assuming the completion of Spansion’s initial public offering, concurrent offering of mandatory convertible preferred stock and private placement of senior unsecured notes, Spansion expects its capital expenditures for fiscal 2006 would be between $800 million and $950 million and its anticipated effective tax rate for fiscal 2006 would be approximately 30 percent.

In addition, for the fourth quarter of 2005, we expect marketing, general and administrative expenses and research and development expenses to increase by approximately eight percent in the aggregate compared to the third quarter of 2005, primarily due to the continued ramp of Fab 36 development activities and additional seasonal marketing expenses.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I. Option Program Description

Our stock option programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under our equity compensation plans that were in effect before April 29, 2004, (the Prior Plans), including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards are made only from the 2004 Plan. Under our Prior Plans key employees generally were, and under the 2004 Plan key employees generally are, granted nonqualified stock options (NSOs) to purchase our common stock. Generally, options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. Any incentive stock options (ISOs) granted under the Prior Plans or the 2004 Plan have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs range from $0.01 to the fair market value of the common stock on the date of grant. Beginning in 2006, we plan to grant employees Restricted Stock Units.

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

Section II. General Option and Award Information

The following is a summary of stock option activity for the quarter ended September 25, 2005 and fiscal year ended December 26, 2004:

	Nine Months Ended September 25, 2005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands except share price)
Options:
Outstanding at beginning of period	53,684	$13.58	40,969	$12.92
Granted	6,621	$17.15	26,121	$14.54
Canceled	(919)	$14.91	(3,425)	$23.20
Exercised	(8,456)	$10.79	(9,981)	$10.08

Outstanding at end of period	50,930	$14.44	53,684	$13.58

Exercisable at end of period	41,371	$14.68	32,250	$13.72
Available for grant at beginning of period	23,901		29,613
Available for grant at end of period	17,840		23,901

In-the-money and out-of-the-money stock option and award information as of September 25, 2005, was as follows:

	Exercisable		Unexercisable			Total
As of End of Quarter	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(in thousands except share price)
In-the-Money	38,121	$13.32	9,530	N/A	(3)	47,651		$13.33
Out-of-the-Money(1)	3,250	$30.63	29	N/A	(3)	3,279		$30.57

Total Options Outstanding	41,371	$14.68	9,559	N/A	(3)	50,930	(2)	$14.44

(1)	Out-of-the-money stock options have an exercise price equal to or above $22.98, the closing price of AMD’s common stock, on September 23, 2005, the last trading day of the third quarter of 2005.
(2)	Includes 75,755 shares outstanding from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III. Distribution and Dilutive Effect of Options and Awards

Options and awards granted to employees, including officers, and non-employee directors were as follows:

Section III. Distribution and Dilutive Effect of Options
	YTD 2005	2004	2003
Net grants(1) during the period as % of outstanding shares(2)	1.42%	5.79%	-4.87%
Grants to listed officers(3) during the period as % of total awards granted	11.03%	3.59%	11.77%
Grants to listed officers during the period as % of outstanding shares	0.18%	0.24%	0.19%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	13.53%	11.94%	22.90%

(1)	Grants are net of canceled awards.
(2)	Outstanding shares as of September 25, 2005, December 26, 2004 and December 28, 2003.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2005, 2004 and 2003.

Section IV. Executive Options and Awards

Options and awards granted to listed officers for the quarter ended September 25, 2005 were as follows:

	2005 Option and Award Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (1)	Number of Securities Underlying Awards Per Grant		Percent of Total Awards Granted to Employees as of September 25, 2005	Exercise Price Per Share	Expiration Date	5%	10%
Hector de J. Ruiz	125,000		1.97%	$16.66	2/3/2012	$847,787	$1,975,703
	125,000		1.97%	$14.16	4/28/2012	$720,568	$1,679,229
	125,000		1.97%	$20.10	7/27/2012	$1,022,840	$2,383,652
Henri Richard	31,250		0.49%	$16.66	2/3/2012	$211,947	$493,926
	6,250		0.10%	$14.16	4/28/2012	$36,028	$83,961
	10,000		0.16%	$14.16	4/28/2012	$57,645	$134,338
	6,250		0.10%	$20.10	7/27/2012	$51,142	$119,182
	50,000	(2)	N/A	$0.00	N/A	N/A	N/A
Robert Rivet	31,250		0.49%	$16.66	2/3/2012	$211,947	$493,926
	30,000		0.47%	$14.16	4/28/2012	$172,936	$403,015
	30,000		0.47%	$20.10	7/27/2012	$245,481	$572,076
Derrick R. Meyer	37,500		0.59%	$16.66	2/3/2012	$254,336	$592,711
	37,500		0.59%	$14.16	4/28/2012	$216,170	$503,769
	37,500		0.59%	$20.10	7/27/2012	$306,852	$715,095
Iain Morris	12,500		0.20%	$16.66	2/3/2012	$84,779	$197,570
	17,500		0.28%	$14.16	4/28/2012	$100,879	$235,092
	17,500		0.28%	$20.10	7/27/2012	$143,197	$333,711

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.
(2)	The Awards represented by this grant consist of Restricted Stock Units.

Option exercises during the quarter ended September 25, 2005 and option values for listed officers for this period were as follows:

			Number of Securities Underlying Unexercised Options at September 25, 2005		Values of Unexercised In-the Money Options at September 25, 2005
Name(1)	Shares Acquired on Exercise	Value Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hector de J. Ruiz	145,837	$1,557,540	4,234,734	569,429	$27,466,525	$5,223,917
Henri Richard	18,760	$129,339	234,539	69,201	$2,070,457	$703,619
Robert Rivet	25,000	$204,800	676,391	208,609	$4,914,160	$2,195,652
Derrick R. Meyer	50,000	$644,090	572,150	138,800	$4,627,788	$1,187,681
Iain Morris	—	$—	56,110	78,890	$458,277	$605,097

(1)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statement for our annual meeting of stockholders held on April 28, 2005.
(2)	Value for these purposes is based solely on the difference between market value of underlying shares on the applicable date, which is either the date of exercise or fiscal year-end, and exercise price of options.

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance under our 2004 Plan as of September 25, 2005, are summarized in the following table:

	Nine Months Ended September 25, 2005
	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands except share price)
Equity compensation plans approved by stockholders	33,629		$15.71	17,840
Equity compensation plans not approved by stockholders	17,301	(1)	$11.96	—

TOTAL	50,930			17,840

(1)	Includes 75,755 shares to be granted from treasury stock as non-plan grants.

Risk Factors

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations.

For the nine months ended September 25, 2005 our capital expenditures were $1.2 billion and in the fourth quarter of 2005 we plan to make approximately $0.4 billion in capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, as of September 25, 2005, under the partnership agreement for AMD Fab 36 KG, our German subsidiaries, AMD Fab 36 Holding and AMD Fab 36 Admin, were obligated to invest $210 million into AMD Fab 36 KG. In addition, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to $904 million to AMD Fab 36 KG. Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

We are also obligated through June 30, 2007 to provide Spansion with additional funding to finance operational cash flow needs. Generally, Spansion must seek any required financing from external sources. However, if third-party financing is not available, either on a non-recourse basis to us or with guarantees based on our pro rata ownership interest, we must provide funding to Spansion equal to our pro rata ownership interest in Spansion, which is currently 60 percent. An inability to meet our funding obligations for Spansion could, among other things, result in additional equity in Spansion being issued to Fujitsu or third parties, which would reduce our ownership in and control over Spansion, Spansion’s curtailing its capital expenditure plans or abandoning projects.

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

As of September 25, 2005, we had consolidated debt of $2.0 billion. In addition, we guaranteed $180 million of obligations, which are not reflected on our balance sheet. Our substantial indebtedness may:

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

Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, as of September 25, 2005, we and our subsidiaries would have had the following additional borrowings available:

•	Up to $100 million under our revolving credit facility. Amounts borrowed under this facility are secured by all of our accounts receivable, inventory, general intangibles (excluding intellectual property) and the related proceeds, excluding Spansion’s accounts receivable, inventory and general intangibles.

•	Spansion Japan had up to 7 billion yen ($62 million as of September 25, 2005) available under credit facilities.

•	Spansion had up to $115 million available under its senior secured revolving credit facility, which it entered into on September 19, 2005.

•	AMD Fab 36 KG will have the ability, subject to achieving certain milestones, to borrow up to $844 million (based on an exchange rate of 0.830 euro to one U.S. dollar as of September 25, 2005) from a consortium of banks under the Fab 36 Loan Agreements.

Although the terms of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt due to a failure to meet drawdown conditions or due to borrowing base restrictions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Notes contains various covenants that limit our ability to:

•	incur additional indebtedness;

•	pay dividends and make other restricted payments;

•	make certain investments, including investments in our unrestricted subsidiaries (which consists of Spansion and its subsidiaries);

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate or merge or sell our assets as an entirety or substantially as an entirety.

In addition:

•	The Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments, and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts.

•	Our revolving credit facility contains restrictive covenants, including a prohibition on our ability to pay dividends, and also requires us to maintain specified financial ratios and satisfy other financial condition tests when our net domestic cash is below specified amounts.

•	The senior secured credit facility agreement among Spansion, Bank of America and the financial institutions party thereto contains restrictive covenants, including a prohibition on Spansion’s ability to pay dividends and also requires Spansion to maintain specified EBITDA if the availability under the revolving credit facility is less than or equal to $35 million during a fiscal quarter.

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

Our AMD Opteron processors are critical to our strategy of increasing market share in the server category of the microprocessor market. Similarly, our AMD Turion 64 processors are critical to our strategy of increasing market share in the mobile category of the microprocessor market, and particularly the “thin and light” category. Accordingly, we are making substantial investments in our roadmaps and our platforms for our processors for mobile and server computers. Increasing market acceptance of these processors, our AMD Athlon 64 processors for desktops, and the AMD64 technology on which they are based is subject to risks and uncertainties including:

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

For example, we have a joint development agreement with IBM, pursuant to which we work together to develop new process technologies. In October 2005, our Board of Directors approved an amendment of this agreement, which, among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. We anticipate that under this amended agreement, from September 25, 2005 through December 25, 2011, we would pay fees to IBM of between $518 million and $578 million in connection with joint development projects. In addition, from the beginning of 2002 through September 25, 2005, we paid $302 million to IBM in connection with agreements and services related to license grants and research and development activities.

If this agreement were to be terminated, we would either have to resume certain research and development activities internally or find an alternative partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the successful and timely development and implementation of silicon-on-insulator technology and the achievement of other milestones set forth in the joint development agreement are critical to our ability to timely commence manufacturing at Fab 36 using 65-nanometer and more advanced process technology.

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

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. A market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

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

The Memory Products segment of our business is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC peripheral equipment such as printers. Sales of Spansion products also depend on OEMs including increasing amounts of NOR Flash memory content in their products. In fiscal 2004 and in the first nine months of fiscal 2005, demand from the wireless category of the Flash memory market drove a majority of sales for the Memory Products segment. If demand for these products, or NOR Flash memory content in these products, is below our expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, we would be materially adversely affected.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. In the first nine months of fiscal 2005, sales of our products to high-growth markets such as China, Eastern Europe and India increased compared to the same period in 2004 and these markets are an important area of growth for us. If demand from these markets is below our expectations, sales of our products may not grow, and may even decrease, which would have a material adverse effect on us.

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

Intel Corporation’s dominance of the microprocessor market, its position in the Flash memory market and its aggressive business practices may limit our ability to compete effectively.

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

These aggressive activities can result in lower unit sales and average selling prices for our products, particularly microprocessors and Flash memory products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including pricing and allocation strategies and actions, such as aggressive pricing for Flash memory products and microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers and distribution channel partners;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers and other information technology companies; and

•	strong brand, and marketing and advertising expenditures in support of the brand.

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

We expect Intel to maintain its dominant position in the microprocessor market, to continue to be a significant competitor in the Flash memory market and to continue to invest heavily in research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers whereas we expect to make production shipments of products manufactured using 300-millimeter wafers in the first quarter of 2006. We also expect Intel to ship products manufactured using 65-nanometer process technology before we do. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

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

Collectively, our top five OEM and distributor customers (including Fujitsu) accounted for 45 percent of our total net revenues in the third quarter of 2005. Excluding Fujitsu, our top five OEM and distributor customers accounted for 31 percent of our total net revenues in the third quarter of 2005. In addition, sales of Spansion Flash memory products in the wireless market have historically been concentrated in a limited group of customers. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, such as high-performance, low-power processors, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005 we experienced a delay in qualifying and introducing a new Spansion Flash memory product based on MirrorBit technology for wireless applications. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated Memory Products net sales during the second half of fiscal 2004 and the first half of fiscal 2005 and caused us to lose market share in the wireless category of the Flash memory market. We are also in the process of transitioning a majority of our Flash memory products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we would be materially adversely affected.

If Spansion’s initial public offering is not consummated, we may be materially adversely affected.

Spansion, our majority-owned subsidiary, intends to reorganize into a corporate structure and conduct an initial public offering of its Class A common stock, as well as a concurrent offering of its mandatory convertible preferred stock and a private placement of senior unsecured notes, each of which is conditional upon the consummation of the others. The purpose of the reorganization and concurrent offerings is so that Spansion can establish itself as a standalone public company, access the public markets in order to raise capital for capital expenditures, which for fiscal 2006 are projected to be between $800 million and $950 million, working capital and other corporate purposes.

Upon consummation of Spansion’s proposed initial public offering and related offerings, we would no longer be obligated to provide funding to Spansion for capital expenditures and operational cash flow needs under its limited liability company operating agreement. In addition, Spansion’s results of operations would no longer be consolidated for financial reporting purposes with our financial statements.

Spansion’s ability to consummate the offerings is subject to, among other things, completion of regulatory review and favorable market conditions. If Spansion is unable to consummate the offerings, Spansion would be unable to access the public markets to raise needed capital for its planned capital expenditures, In this case, Spansion is first required to seek any required financing from external sources, either on a non-recourse basis to us or with guarantees based on our pro-rata ownership interest. However, if Spansion is unable to procure this capital from external third-party sources, we would remain obligated until June 30, 2007 to provide funding to Spansion equal to our pro-rata ownership interest in Spansion , which is currently 60 percent, for capital expenditures and operational cash flow needs in accordance with its limited liability company operating agreement. Such funding obligations would be a substantial drain on our cash flow and may decrease our cash balances. An inability to meet our funding obligations for Spansion could, among other things, result in additional equity in Spansion being issued to Fujitsu or third parties, Spansion’s curtailing its capital expenditure plans or abandoning projects, all of which could materially adversely affect Spansion and us.

Moreover, if Spansion is unable to consummate the offerings, we would continue to consolidate Spansion’s results of operations for financial reporting purposes, which may have a negative impact on the price of our common stock.

If Spansion’s cost reduction efforts are not effective, we could be materially adversely affected.

The operating loss for our Memory Products segment was $248 million for the first nine months of fiscal 2005. As a result, Spansion is undertaking a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion Flash memory products, controlling increasing testing costs and working with us and Fujitsu to reduce costs under services agreements. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, we would be materially adversely affected.

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

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, our Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. During 2003 and 2004, industry sales of NAND-based products grew at higher rates than sales of NOR-based products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend has continued in 2005. For the first six months of 2005, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. We expect this trend to continue in the future. Moreover, the removable storage category of the Flash memory market, which is currently the second largest category after wireless, and is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based products over NOR-based products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

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

If Spansion is unable to timely and efficiently implement 300-millimeter wafer capacity for the manufacture of Spansion Flash memory products, our business, results of operations or financial condition could be materially adversely affected.

Spansion intends to develop manufacturing capacity on 300-millimeter wafers for its Spansion Flash memory products. Their goal is to have this capacity in 2007. The timing for implementing 300-millimeter capacity will depend in part on the demand for Spansion Flash memory products and the ability to fund the construction of such a facility if Spansion chooses to develop capacity internally. If Spansion is delayed in having this capacity or is unable to timely and efficiently ramp production on 300-millimeter wafers, Spansion would not achieve anticipated cost savings and capacity associated with this technology and we could be materially adversely affected.

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

There can be no guarantee that our interests and those of Fujitsu will be aligned with respect to such decisions and we may be unable to take steps that we believe are desirable. In addition, a reduction in our percentage interest may result in our inability to appoint a majority of Spansion’s board of managers, which could result in the loss of effective control of Spansion, although the results of operations of Spansion may continue to impact significantly our results of operations for as long as Spansion is a consolidated subsidiary, and we still may be required to make loans to, and guarantee indebtedness of, Spansion prior to its proposed initial public offering.

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

There may be situations in which our manufacturing facilities are inadequate to meet the demand for certain of our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on us. For example, in the first half of fiscal 2004, we were not able to meet demand for certain of our lower density embedded Spansion Flash memory products because in fiscal 2003 we underestimated demand for these products and were unable to install additional wafer fabrication capacity on a timely basis. We believe this adversely impacted our relationships with customers who received reduced allocations, or did not receive allocations, of our embedded products and we believe our competitors were able to take advantage of this situation to increase their market share. More recently, in the third quarter of fiscal 2005, Spansion experienced capacity constraints for final test and assembly of certain products. While Spansion is working internally and with subcontractors to realign and increase capacity to meet anticipated demand, Spansion does not expect to be able to do so in the short term.

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

In addition, the additional capacity gained through the use of 300- millimeter wafers at Fab 36 plays a fundamental role in our growth plans for the next several years. We plan to add production output at Fab 36 on a steady year-to-year basis, thereby giving Fab 36 the potential to ship as many as 100 million units in 2008. If we are not able to achieve our production plans at Fab 36 on a timely basis, we may not have sufficient manufacturing capacity to meet demand for our products. If we cannot obtain sufficient manufacturing capacity to meet demand for our products, either in our own facilities or through foundry or similar arrangements we could be materially adversely affected.

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

For example, we plan to begin 65-nanometer production by the end of 2006. Our goal is to be substantially converted to 65-nanometer in Fab 36 by mid-2007. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

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

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although there are alternative sources available, we have not qualified these sources and we do not believe that they currently have sufficient capacity to meet our requirements for SOI wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of IC packages we purchase. Similarly, we purchase commercial memory die, such as SRAM, pSRAM, 1pSDRAM and NAND from third-party suppliers and incorporate these die into Spansion multi chip package products. Our production of Spansion Flash memory products was constrained in first half of fiscal 2004 because of difficulties in procuring adequate supply of pSRAM. Some of our major suppliers with respect to the Spansion Flash memory business, including Samsung, are also our competitors in the Flash memory market. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

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

All of our wafer fabrication capacity for microprocessors is located in Germany and a majority of our wafer fabrication capacity for Spansion Flash memory is located in Japan. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia, Singapore and Thailand and by third parties in Taiwan and Japan. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks for use in the manufacture of our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales were 78 percent in the third quarter of 2005, 76 percent in the second quarter of 2005, 78 percent in the first quarter of 2005 and 77 percent in the third quarter of 2004.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws; trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

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

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the European Union euro and the Japanese yen. For example:

•	a significant portion of our manufacturing costs for our microprocessor products is denominated in euro while sales of those products are denominated primarily in U.S. dollars;

•	certain manufacturing costs for our Spansion Flash memory products are denominated in yen;

•	certain manufacturing costs for both our Spansion Flash memory products and our microprocessor products are denominated in Chinese yuan renminbi as well as other foreign currencies such as the Thai baht and the Singapore dollar;

•	some fixed asset purchases are denominated in euro and yen;

•	some of the sales of our Flash memory products in Japan are denominated in yen; and

•	certain costs of our Fab 36 project are denominated in euro.

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

We are party to intellectual property litigation and may become a party to other intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time, we have been notified, or third parties may bring actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Tessera, Inc. recently filed a lawsuit against us and Spansion alleging infringement of certain of Tessera’s patents and has sought to enjoin such alleged infringement and to recover damages. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us and others can always be avoided or successfully concluded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We experienced no significant changes in market risk during the first nine months of 2005 except as follows: During the first nine months of 2005, the U.S dollar has strengthened against the European euro and Japanese yen. As a result, the cumulative translation adjustment balance has been reduced significantly for the period. Such decrease is primarily due to the translation impact of the functional currency used to account for the net assets of our subsidiaries in Germany and Japan to our reporting currency, which is the U.S. dollar. However, this translation impact does not affect our earnings or our cash flows as this is recorded as a component of stockholders’ equity in our balance sheet. As foreign currencies move relative to the U.S. dollar, we expect to continue to have this translation adjustment impact, which will either increase or decrease our total stockholders’ equity balance. In addition, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As of September 25, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Intel filed its answer on September 1, 2005.

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

The first hearing in the Tokyo High Court case is scheduled for December 16, 2005.

Through its suit in the Tokyo District Court, AMD Japan seeks US$55 million in damages for various anticompetitive acts in addition to those covered in the scope of the JFTC Recommendation. The suit alleges that these anticompetitive acts also had the effect of interfering with AMD Japan’s right to engage in normal business and marketing activities.

The first hearing in the Tokyo District case was held on September 8, 2005. The second hearing is scheduled for December 16, 2005.

Tessera, Inc. v. Advanced Micro Devices, Inc. and Spansion LLC, Civil Action No. 05-04063, in the United States District Court for the Northern District of California.

On October 7, 2005, Tessera, Inc., or Tessera, filed a complaint for patent infringement against us and Spansion in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion’s ball grid array and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893.

Tessera has requested the following findings and remedies:

•	a finding that Tessera’s patents are valid and enforceable and that we are deliberately and willfully infringing Tessera’s patents;

•	injunctive relief prohibiting us from engaging in any further conduct that would infringe Tessera’s patents;

•	an award to Tessera to recover all damages, including interest on damages, from the alleged infringement;

•	an award of treble damages for deliberate and willful conduct;

•	a finding that the case is exceptional in which attorney fees should be awarded to the prevailing party; and

•	an award of attorneys’ fees and costs.

We and Spansion believe that we have meritorious defenses against Tessera’s claims and intend to defend the lawsuit vigorously.

ITEM 6. EXHIBITS

Exhibits

*10.1	Second Amendment and Restatement of “S” Process Development Agreement between Advanced Micro Devices, Inc. and International Business Machines Corp.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 2, 2005	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer