Form 10-K
period 2005-12-25
ADVANCED MICRO DEVICES INC
filed 2006-02-27
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-07882

ADVANCED MICRO DEVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1692300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AMD Place, Sunnyvale, California	94088
(Address of principal executive offices)	(Zip Code)

(408) 749-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock per share $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

As of June 24, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,799,159,288 based on the reported closing sale price of $17.17 per share as reported on the New York Stock Exchange on June 24, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

480,887,662 shares of common stock, $0.01 par value per share, as of February 17, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2006, are incorporated into Part II and III hereof.

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

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 25, 2005

i

PART I

ITEM 1.    BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our sales; capital expenditures; depreciation and amortization expenses; the adequacy of resources to fund operations and capital expenditures; operating expenses; tax rate; the development and timing of the introduction of new products and technologies; customer and market acceptance of our microprocessors; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers and suppliers; the ability to produce our products in the volumes and mix required by the market either in our own facilities or at foundries, at acceptable yields and on a timely basis; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies in a timely and effective way; our ability to achieve cost reductions in the amounts and in the timeframes anticipated; the process technology transitions in our wafer fabrication facilities; our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe; Spansion’s ability to implement 300-millimeter wafer manufacturing capacity; and customer and market acceptance of Spansion™ Flash memory products based on MirrorBit™ and floating gate technology, including the ORNAND architecture.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 24 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a leading semiconductor company with manufacturing or testing facilities in the United States, Europe and Asia, and sales offices throughout the world. We design, manufacture and market microprocessor solutions for the computing, communications and consumer electronics markets. These solutions include embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the closing of the initial public offering, or IPO, of Spansion Inc. on December 21, 2005, which is described in more detail below, we also manufactured and sold Flash memory devices through our formerly consolidated, majority owned subsidiary, Spansion LLC.

Effective June 30, 2003, we and Fujitsu Limited, a company incorporated in Japan, formed a Delaware limited liability company named FASL LLC to integrate AMD’s and Fujitsu’s Flash memory businesses. On June 28, 2004, FASL LLC changed its name to Spansion LLC. As part of the new joint venture, we and Fujitsu each contributed various assets to Spansion LLC and became Spansion LLC’s two members. The contribution of assets included certain intellectual property, equipment and real estate. We owned 60 percent of the membership interests of Spansion LLC, and Fujitsu owned 40 percent of the membership interests of Spansion LLC. Because Spansion LLC was our majority owned subsidiary, its results of operations, financial position and cash flows were consolidated with ours.

On December 21, 2005, Spansion Inc. closed its initial public offering, or IPO, of 47,264,000 shares of its Class A common stock as well as offerings of senior notes to institutional investors with an aggregate principal amount of $250 million and senior subordinated notes to us with an aggregate principal amount of $175 million. Shortly prior to the pricing of the IPO, Spansion LLC was reorganized into a corporate structure and became an indirect wholly-owned subsidiary of Spansion Inc. Following the IPO, we own 48,529,403 shares, or approximately 37.9 percent, of Spansion’s outstanding common stock. As of December 21, 2005, Spansion Inc. is an independent company and is no longer our majority owned subsidiary. Therefore, its financial position, results of operations and cash flows have been consolidated with ours only through December 20, 2005. We currently report our interest in Spansion’s results of operations using the equity method of accounting. As a result, our share of Spansion’s net income (loss) will impact our net income (loss). Also, from December 21, 2005, our investment in Spansion is reflected on our consolidated balance sheet in the “Net Investment in Spansion” line item.

This report generally reflects our structure at December 25, 2005, which is after Spansion’s IPO. However, because Spansion’s results of operations are consolidated with our results of operations for substantially all of 2005, and because Spansion’s results of operations can materially affect our results of operations, we include a discussion of the Flash memory market and Spansion’s Flash memory operations under this section entitled, “Business,” a discussion of the results of operations of our Memory Products segment through December 20, 2005 under the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 24 below, and risks and uncertainties that Spansion faces that could affect Spansion’s results of operations and correspondingly our results of operations under the section entitled, “Risk Factors,” beginning on page 54 below.

In connection with Spansion’s IPO, we entered into a Stockholders Agreement as of December 21, 2005, with Fujitsu and Spansion, which imposes certain restrictions and obligations on us and Fujitsu and our respective shares of Spansion’s common stock and provides for certain matters pertaining to Spansion’s management and governance. Pursuant to the Stockholders Agreement, neither we nor Fujitsu can transfer any shares of Spansion’s common stock, except to majority owned subsidiaries, until the earlier of December 21, 2006 or the conversion of the Class D common stock, which is a class of common stock owned by Fujitsu, into Class A common stock. In addition, neither we nor Fujitsu can transfer shares in an amount equal to or greater than one percent of the then outstanding common stock to any entity whose principal business competes with Spansion, without first obtaining the consent of the non-transferring party, such consent not to be unreasonably withheld after June 30, 2007. With the exception of board observer rights and stock registration rights, the Stockholders Agreement will terminate when each party’s aggregate ownership interest in Spansion falls below ten percent.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “our,” or the “Company” means Advanced Micro Devices, Inc. and our consolidated subsidiaries, including, prior to December 21, 2005, Spansion Inc. (formerly Spansion LLC) and its subsidiaries.

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, One AMD Place, M/S 68, Sunnyvale, California 94088, or emailing us at:

Corporate.Secretary@amd.com. All these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

For financial information about geographic areas and for segment information with respect to sales and operating results, refer to the information set forth in Note 10 of our consolidated financial statements, beginning on page 107 below.

Our Industry

Semiconductors are critical components used in a variety of electronic products and systems. An integrated circuit, or IC, is a semiconductor device that consists of many interconnected transistors on a single chip. Since the invention of the transistor in 1948, improvements in IC process and design technologies have led to the development of smaller, more complex and more reliable ICs at a lower cost per function. In order to satisfy the demand for faster, smaller and lower-cost ICs, semiconductor manufacturers have continually developed improvements in manufacturing and process technology. For example, ICs are increasingly being manufactured using smaller geometries. In addition, the size of silicon wafers from which ICs are produced has increased, with some semiconductor manufacturers migrating from 200-millimeter wafers to 300-millimeter wafers. Use of smaller process geometries can result in products that are higher performing, use less power and cost less to manufacture on a per unit basis. Use of larger wafers can contribute further to a decrease in manufacturing costs per unit and increase capacity by yielding more chips per wafer.

The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors. Today, virtually all electronic products use semiconductors, including personal computers, or PCs, and related peripherals, wired and wireless voice and data communications and networking products including mobile telephones, facsimile and photocopy machines, home entertainment equipment, industrial control equipment and automobiles.

Within the global semiconductor industry, during 2005 we primarily participated in three markets:

•	Microprocessors, which are used for control and computing tasks;

•	Flash memory devices, which are used to store data and programming instructions; and

•	Embedded microprocessors for commercial and consumer markets.

As a result of Spansion’s IPO on December 21, 2005, we no longer directly participate in the Flash memory market. Moreover, we entered into a Non-Competition Agreement as of December 21, 2005, with Fujitsu and Spansion pursuant to which we agreed not to directly or indirectly engage in a business that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing only Flash memory. These non-competition obligations will last until the earlier of (i) the dissolution of Spansion, and (ii) two years after the date on which our ownership interest in Spansion is less than or equal to five percent.

Computation Products

The Microprocessor Market

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a PC and other similar devices. The principal indicators of microprocessor performance are work-per-cycle, or how many instructions are executed per cycle, and clock speed, representing the rate at which its internal logic operates, measured in units of hertz, or cycles per second. Other factors impacting microprocessor performance include memory size, data access speed and power consumption. Developments in circuit design and manufacturing process technologies have resulted in significant advances in microprocessor performance over the past two decades. We market our processors based on overall performance, which is a function of both architecture and clock speed.

The microprocessor market is characterized by short product life cycles and migration to ever-higher-performance microprocessors. To compete successfully in this market, we must transition to new process technologies at a fast pace and offer higher-performance microprocessors in significantly greater volumes. We also must achieve manufacturing yield and volume goals in order to sell microprocessors at competitive prices.

Our microprocessors currently are designed with both 32-bit and 64-bit processing capabilities. The bit rating of a microprocessor generally denotes the largest size of numerical data that a microprocessor can handle. For approximately the last ten years, microprocessors have had 32-bit computing capabilities. While 32-bit processors have historically been sufficient, we believe that they will face challenges as new data and memory-intensive consumer and enterprise software applications gain popularity. Microprocessors with 64-bit processing capabilities enable systems to have greater performance by allowing software applications and operating systems to access more memory. From applications for multimedia and gaming, to grid computing and extensive enterprise databases, we believe the demand for 64-bit computing will increase.

Improvements in the prices and performance characteristics of microprocessors as well as in software operating systems and applications, and computer components and systems generally have combined to increase the demand for microprocessors over time. The greatest demand for our microprocessors today is from PC manufacturers.

Microprocessor Products

We currently offer microprocessor products for desktop and mobile PCs, servers and workstations. Our microprocessors are based on the x86 instruction set architecture. In addition, we design them based on a superscalar reduced instruction set computer, or RISC, architecture. RISC architecture allows microprocessors to perform fewer types of computer instructions thereby allowing the microprocessor to operate at a higher speed. We also design our microprocessors to be compatible with operating system software such as Microsoft® Windows®, Linux, NetWare®, Solaris and UNIX.

Desktop PCs.    Our microprocessors for desktop PCs consist of the following tiered product brands: AMD Athlon™ 64 FX, AMD Athlon 64™ and AMD Sempron™ processors. We designed the AMD Athlon 64 FX processor specifically for gamers, PC enthusiasts and digital content creators who require processors that can perform graphic-intensive tasks. We designed our AMD Athlon 64 processors for enterprises and sophisticated PC users that seek to access large amounts of data and memory. For value-conscious consumers of desktop and notebook PCs, we offer the AMD Sempron microprocessors, which we designed to provide core computing needs at affordable prices. AMD Athlon 64 and AMD Athlon 64 FX processors are based on the AMD64 technology platform, which extends the industry-standard x86 instruction set architecture to 64-bit computing. We designed our AMD Athlon 64 processors to allow simultaneous 32-bit and 64-bit computing, enabling users to protect their information technology investments by continuing to use their 32-bit software applications while implementing 64-bit applications on the timetable of their choice.

In May 2005, we introduced our AMD Athlon 64 X2 dual-core processors for desktop PCs. These processors contain two CPU cores on one semiconductor die, which enables them to execute more operations simultaneously during each clock cycle. These processors offer users improved overall performance compared to single-core processors as well as improved performance-per-watt. The performance advantages of AMD Athlon 64 X2 dual-core processors are especially evident in multi-tasking environments where they can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously. For example, users are able to simultaneously download audio files such as MP3s, burn a CD, check and write e-mail, edit a digital photo and run virus protection without compromising the performance of their PC. AMD Athlon 64 X2 dual-core processors can also deliver performance improvements for “multithreaded” software applications by processing different parts of the software programs, or “threads,” simultaneously on two cores, thereby maximizing the performance of the application. We design the AMD Athlon 64 X2 dual-core processors for “prosumer” and digital media enthusiasts or other users who routinely run multiple processor-intensive software applications simultaneously. We expect sales of our AMD Athlon 64 X2 dual-core processors to increase as software applications designed to take advantage of the performance features of dual-core processors become increasingly available.

Mobile PCs.    Our microprocessors for the mobile computing market consist of mobile AMD Athlon 64 processors and mobile AMD Sempron processors. We designed our mobile processor products for high-performance computing and wireless connectivity. They feature advanced power management from AMD PowerNow!™ technology, which offers reduced power consumption and extended system battery life.

In March 2005, we introduced AMD Turion™ 64 mobile technology. Processors incorporating this technology represent our most advanced family of 32- and 64-bit Windows-compatible processors for notebook PCs, and provide performance improvements such as longer battery life, reduced heat generation, enhanced security and compatibility with current wireless and graphics solutions. We expect to introduce dual-core processors based on AMD Turion 64 mobile technology in mid-2006.

Servers and Workstations.    Our x86 microprocessors for servers and workstations consist primarily of AMD Opteron™ processors. A server is a powerful computer on a network, often with multiple microprocessors working together, that is dedicated to a particular purpose, stores large amounts of information and performs the critical functions for that purpose. A workstation is essentially a heavy-duty desktop, designed for tasks such as computer-aided design and digital content creation. We based our AMD Opteron processors for servers and workstations on the AMD64 technology and designed them to allow simultaneous 32-bit and 64-bit computing. These processors can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. They can also be used in workstation applications such as engineering and digital content creation software and other information technology infrastructure applications such as intensive Web serving and messaging.

We also offer AMD Opteron processors for high-end embedded designs that require low-power and high-performance. For these designs, our low-power AMD Opteron processors deliver the same performance as their corresponding full-power parts, while offering the added benefit of reduced power consumption and thermal output. The target markets for these processors include standard servers and blade servers where lower power is needed to enable dense designs and in embedded controllers like those found in networking, mass storage and telecommunications. A blade server is typically used for a single, dedicated application (such as serving Web pages) and can be inserted into a space-saving rack with many other similar servers.

In April 2005, we introduced our dual-core AMD Opteron processors. Like our AMD Athlon 64 X2 dual-core processors, our dual-core AMD Opteron processors offer improved overall performance such as improved multithreading and multitasking, and improved performance-per-watt, which can reduce the operational costs related to power usage.

Our AMD Opteron, AMD Athlon 64, AMD Turion 64 and certain AMD Sempron processors are based on AMD64 technology with direct connect architecture. Direct connect architecture connects an on-chip memory controller and I/O, or input/output, channels directly to one or more microprocessors cores. For dual-core processors, each core has its own dedicated cache, which is memory that is located on the semiconductor die. We believe this architecture, and in particular the integrated memory controller, enables substantially higher performance because memory can be accessed more directly rather than traversing a traditional front-side bus, which results in increased bandwidth and reduced memory latencies. We also designed the AMD64 architecture to enhance the security of a user’s computing environment by integrating security features that are designed to prevent the spread of certain viruses when enabled by the anti-virus features of current versions of certain operating systems, including Linux, Microsoft® Windows® and Solaris operating systems. In addition, these processors support HyperTransport™ technology, which is a high-bandwidth communications interface we initially developed, that enables substantially higher performance. We designed our AMD64-based processors to be fully compatible with the Microsoft Windows 64-bit operating system as well as other operating systems. We believe that the backward compatibility of our AMD64-based processors will allow users to migrate more easily from current 32-bit operating systems and applications to 64-bit operating systems and applications on a common hardware platform.

Chipsets.    We also sell chipset products primarily to support certain models of our AMD Opteron processors and make available motherboard reference design kits, designed to support our microprocessors for use in PCs and embedded products. A chipset provides the interface between all of a PCs subsystems and sends data from the microprocessor to input, display and storage devices, such as the keyboard, mouse, monitor and hard drive. The primary reason we offer these products to our customers is to provide them with a solution that will allow them to use our microprocessors and develop and introduce their products into the market more quickly.

Memory Products

The Flash Memory Market

Flash memory is an important semiconductor component used in electronic devices such as mobile phones, digital cameras, DVD players, set top boxes, MP3 players and automotive electronics such as navigation systems. Flash memory differs from other types of memory due to its ability to retain stored information after power is turned off. Most electronic products use Flash memory to store important program instructions, known as code, as well as multimedia content or other digital content known as data. Code storage allows the basic operating instructions, operating system software or program code to be retained, which allows an electronic product to function, while data storage allows digital content, such as multimedia files, to be retained. For example, Flash memory in camera phones retains the program code, which enables users to turn on and operate the phone, and also stores data such as digital photos.

The Flash memory market can be divided into three major categories based on application: wireless, embedded and removable storage. Portable, battery-powered communications applications are categorized as “wireless.” Solid-state removable memory applications are categorized as “removable storage.” All other applications are categorized as “embedded.” Applications within the wireless category include mobile phones and smart phones. Applications within the removable storage category include USB drives and memory cards. Applications within the embedded category include consumer electronics, automotive electronics, PC peripherals, networking and telecom equipment (excluding mobile phones) and industrial, medical and military products. Spansion participates in the wireless and embedded categories of the NOR Flash memory market.

There are two major architectures of Flash memory in the market today: NOR Flash memory, which is used for code and data storage in mobile phones and primarily for code storage in consumer electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as compact Flash cards and USB drives, and is increasingly being used in some high-end mobile phones and embedded applications. Within the Flash memory market, Spansion sells NOR Flash memory products.

Flash Memory Products

Spansion’s Flash memory products encompass a broad spectrum of densities and features and are primarily designed to support code, or mixed code and data storage applications in the wireless and embedded categories of the Flash memory market. Spansion’s products are used in mobile telephones, consumer electronics, automotive electronics, networking equipment and other applications that require memory to be non-volatile and electrically rewritten.

Spansion Flash memory products are based on two technologies today: single bit-per-cell floating gate technology and two bits-per-cell MirrorBit technology. Flash memory technology refers to the structure of an individual memory cell or transistor.

Floating Gate Technology.    Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. A memory cell comprises a transistor having a source, a drain and a control gate to regulate the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit by storing a charge in the cell storage medium. Floating gate is a memory cell technology in which the “floating gate” is a conductive storage medium between the control gate and the source and drain. It is referred to as a floating gate because it is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. Spansion’s products using floating gate are typically used for code storage for applications requiring very high read speeds, extreme temperatures and harsh environments such as automotive applications.

Floating gate technology has traditionally stored one bit of data per memory cell, referred to as single level cell floating gate technology, or SLC. To achieve higher densities and lower costs per bit, the industry has developed floating gate technology to store two bits of data per memory cell, referred to as floating gate multi-level cell, or MLC, technology. MLC floating gate stores one of four different quantities of charge, known as fractional charge storage, in the memory cell; these different quantities of charge are decoded as equivalent to two bits of information. Spansion has chosen not to use MLC floating gate to achieve two bits per cell in its products.

MirrorBit Technology.    Spansion’s Flash memory products also include devices based on MirrorBit technology, which is a proprietary technology that stores two bits of data in a single memory cell thereby doubling the density, or storage capacity, of each memory cell and enabling higher density products. However, unlike the conductive storage medium used by floating gate technology, MirrorBit technology stores charge in a non-conductive storage medium, silicon nitride, without the need for a floating gate. While electrons stored on a floating gate will diffuse, those stored in a particular location of a MirrorBit nitride cell will stay in place. This enables MirrorBit to store charge in two physically distinct locations, rather than having to use four levels of charge like MLC floating gate Flash memory. Storing charge in a silicon nitride layer and eliminating the requirement for a floating gate simplifies the manufacturing process, which results in higher yields. MirrorBit technology offers manufacturing cost advantages compared to MLC floating gate NOR technology.

Spansion’s product portfolio ranges from one megabit to 512 megabits. While historically Spansion’s products have been based on floating gate technology, the majority of its new product designs use MirrorBit technology. Spansion’s products have traditionally been designed to support code, or mixed code and data storage applications and serve the wireless and embedded categories of the Flash memory market. Some of its product families address both of these categories.

Personal Connectivity Solutions

The Embedded Processor Market

We also offer embedded microprocessors for personal connectivity devices and specific consumer markets. Personal connectivity devices can be classified into four main segments: computer devices such as thin clients, smart handheld devices and PDAs; access devices such as gateways and access points; entertainment devices such as media players and digital TVs; and automotive devices such as in-car navigation systems, telematics and media playback. The applications in these devices typically require highly integrated systems-on-chip, or SoCs, that include high-performance, low-power embedded processors and microcontrollers.

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

Our embedded microprocessor products consist of the AMD Geode™ family and the AMD Alchemy™ family of products. AMD Geode microprocessors are based on the x86 architecture and are optimized for high performance and low power. The Geode technology integrates complex functionality, such as processing, system logic, graphics, and audio and video decompression onto one integrated device. We target our AMD Geode processors at each of the market segments referenced above. With the AMD Geode family of microprocessors, we are able to extend the range of our x86-based product offerings to serve markets from embedded appliances to high-end servers.

Our AMD Geode processors exemplify our “x86 Everywhere” strategy, which is our goal for utilizing the x86 instruction set architecture to power a wide variety of devices in diverse places such as the home, office or car, in the supply chain, storage networks, and/or the data center. We believe that when a greater number of devices are standardized upon an x86-based platform, end-users can benefit from the ability to run their existing x86-based software on devices that interoperate with each other. This can accelerate and simplify the process of enabling faster, easier connectivity and data sharing between a wide range of products, from portable consumer electronics to PCs and servers.

We developed our AMD Alchemy embedded processors for portable media players, Internet access points, and gateways in which low power consumption is a key factor. All of these products have an architecture that provides a 32-bit MIPS instruction set. They support various Microsoft operating systems as well as Linux, VxWorks, and other operating systems.

We believe our personal connectivity solutions offer our customers high performance at low power, faster time to market and lower product costs. Our strategy is to continue providing cost-effective embedded microprocessors for personal connectivity devices that our customers can deploy quickly in their applications.

Other

In October 2004, we launched the Personal Internet Communicator (PIC), a consumer Internet access device that we believe will help provide affordable Internet access to first time technology users in high-growth markets. Through the PIC, end users are provided with access to a variety of communication and productivity tools such as an Internet browser, e-mail, word processing, spreadsheet applications and a presentation viewer. The PIC runs on an operating system powered by Microsoft Windows technology. The PIC is manufactured by third parties and is designed to be branded, marketed and sold by local service providers such as telecommunications companies and government-sponsored communications programs. We supply the embedded microprocessors for the PIC. We developed the PIC in support of our 50x15 initiative, which is our goal to deliver affordable, accessible Internet connectivity and computing capabilities to 50 percent of the world’s population by 2015. As of December 25, 2005, telecommunications companies and Internet service providers had introduced PIC products in countries such as Brazil, the Caribbean, India, Mexico, Panama and Turkey. We report sales of PIC products under our “All Other” category.

Marketing and Sales

We sell our products through our direct sales force and through third-party distributors and independent sales representatives in both domestic and international markets pursuant to non-exclusive agreements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products such as third-party claims that our products when used for their intended purpose(s) infringe the U.S. patent rights or certain other intellectual property rights of a third party. We also have various channel marketing programs pursuant to which we may provide product information, training, marketing materials and funds.

We market and sell our products under the AMD trademark. Our product brands for microprocessors include AMD Athlon 64, AMD Athlon 64 FX and AMD Sempron processor brands for desktop PCs, the AMD Opteron processor brand for servers and workstations and the AMD Turion 64 mobile technology and AMD Sempron and AMD Athlon 64 processor brands for notebook PCs. Our product brands for our embedded processors include AMD Alchemy solutions and AMD Geode processors. We market our products through our direct marketing and co-marketing programs. Our direct marketing activities include print and Web-based advertising as well as consumer and trade events and other industry and consumer communications. We also sponsor teams such as the Discovery Channel Pro Cycling Team and the Scuderia Formula One, and we also have established relationships with associations such as NASCAR, each of who is a leader in their domain of expertise. We work with these groups to determine their technology needs and how our AMD64 technology can help support those needs. The goal of these sponsorships is to increase awareness of our brand and technology. In addition, we have cooperative advertising and marketing programs with customers or third parties, including market development programs. Under our marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products, subject to meeting defined criteria. Market development funds are earned by customers based on purchases of our products.

We also have the AMD LIVE! brand, through which we promote film, broadcast and music professional artists that use AMD64 technology. In January 2006 we announced our intention to extend the AMD LIVE! professional brand to consumers through multimedia desktop and notebook PCs. We expect these PCs to be available in mid-2006 and to offer users enhanced digital entertainment experiences, including the ability to connect, store, distribute and access digital media content throughout their home.

Spansion markets and sells its Flash memory products under the Spansion trademark. Fujitsu acts as the sole distributor of Spansion Flash memory products in Japan and also as a distributor throughout the rest of the world, other than Europe and the Americas, with limited exceptions. Our sales force responsible for selling Spansion Flash memory products and related personnel was transferred to Spansion in the second quarter of 2005. The transition of some related support functions, including booking and billing is still underway. Therefore, we currently continue to provide support to Spansion for incremental administrative services related to sales of Spansion Flash memory products. In addition, because Spansion does not yet have the capability to ship products and invoice customers, we continue to act as Spansion’s agent to provide logistical support services in connection with the sale of Spansion Flash memory products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financial Matters—Spansion Agency Agreement.”

Customers

Our customers consist primarily of original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and third-party distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers. We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, we offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers of all other microprocessor and embedded processor products. Under limited circumstances, we may offer an extended limited warranty to direct purchasers of microprocessor products that are intended for systems targeted at the commercial end markets. Generally, our customers may cancel orders 30 days prior to shipment without incurring a penalty.

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers for microprocessors include numerous foreign and domestic manufacturers of servers and workstations, desktop and notebook PCs and PC motherboards. Generally, OEMs do not have a right to return our products other than pursuant to the standard limited warranty. However, from time to time we may agree to repurchase a portion of these products pursuant to negotiated terms.

In 2005, Hewlett-Packard Company accounted for approximately 12 percent of our consolidated net sales. Sales to Hewlett-Packard consisted primarily of products from our Computation Products segment.

Third-Party Distributors

Our authorized distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, including those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book or that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

In 2005, Fujitsu accounted for approximately 15 percent of our consolidated net sales. Fujitsu primarily distributed Spansion Flash memory products. Fujitsu is also an OEM customer with respect to products from our Computation Products segment.

Competition

The IC industry is intensely competitive. Products compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, brand recognition and availability. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our manufacturing costs.

Competition in the Microprocessor Market

Intel Corporation has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server category of the microprocessor market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	Business practices, including pricing and allocation strategies and actions, such as aggressive pricing for microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its OEM customers.

For example, Intel exerts substantial influence over PC manufacturers and their channels of distribution through various brand and marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictates the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the PC system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a PC system. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent cross-license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Therefore, we depend on third-party companies other than Intel for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components that support our microprocessor offerings. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. Our ability to compete with Intel in the market for microprocessors will depend on our continued success in developing and maintaining relationships with infrastructure providers in order to ensure that these third-party designers and manufacturers of motherboards, chipsets and other system components support our microprocessor offerings, particularly our AMD64-based microprocessors.

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

Competition With Respect to Our Personal Connectivity Solutions

With respect to our embedded processors for personal connectivity devices, our principal competitors are Freescale, Hitachi, Intel, NEC Corporation, Toshiba and Via Technologies. We expect competition in the market for these devices to increase as our principal competitors focus more resources on developing low-power embedded processor solutions.

Competition in the Flash Memory Market

Prior to the closing of Spansion’s IPO on December 21, 2005, we sold Spansion’s Flash memory products. With respect to Flash memory products, our principal competitors were Intel, Samsung Electronics Co., Ltd., STMicroelectronics N.V., Silicon Storage Technology, Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. In the future, Spansion’s principal competitors may also include the joint venture between Intel and Micron Technology. Most of these competitors market devices incorporating MLC floating gate technology. We believe many of Spansion’s other competitors plan to develop MLC technology. Some of these competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more broadly diversified than Spansion and may be able to sustain lower operating margins in their Flash memory business based on profitability of their other, non-Flash memory businesses.

Competition in the market for Flash memory devices is likely to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition may also increase if NOR memory vendors merge or otherwise consolidate their operations. Furthermore, Spansion faces increasing competition from NAND Flash memory vendors in some portions of the embedded and wireless market categories.

Moreover, competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as viable alternatives to Flash memory, these technologies could pose a competitive threat to Spansion. In addition, Spansion and certain of its competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has similar characteristics to MirrorBit technology, which may allow these competitors to develop Flash memory technology that is competitive with MirrorBit technology.

To the extent that these or other competitive conditions adversely effect Spansion’s results of operations, our results of operations could also be adversely affected.

Research and Development

We focus our research and development activities on product design and system and manufacturing process development. We have devoted significant resources to product design and to developing and improving manufacturing process technologies. We also work with other industry leaders as well as public foundations, universities and industry consortia to conduct early stage research and development. For example, we conduct our microprocessor manufacturing process development primarily through our joint development agreement with IBM. We are also a joint venture partner with Infineon Technologies AG and Toppan Printing Co., Ltd. for research and development related to optical photomasks that we use during microprocessor manufacturing. We are also a member with Infineon, the Fraunhofer-Gesellschaft research institution, the German Ministry of Education and Research and the Free State of Saxony in the Fraunhofer Center for Nanoelectronic Technology, the CNT, in Dresden, Germany. The CNT is a joint development effort that conducts research and development projects that focus on developing improvements in semiconductor processing technology particularly on 300-millimeter technology.

We are currently focusing on delivering the next generation of microprocessors and on advanced manufacturing process technologies, including implementing 65-nanometer technology and continuing development of our 45-nanometer technology. In order to remain competitive, we must continue to maintain our technology leadership. As of December 25, 2005, our total research and development staff consisted of approximately 2,700 employees. Because Spansion’s IPO closed on December 21, 2005, Spansion’s research and development staff is not included in the number of employees listed above. Our research and development expenses for 2005, 2004, and 2003 were $1,144 million, $935 million and $852 million. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Microprocessors

We conduct product and system research and development activities for our microprocessor products in the United States with additional design and development engineering teams located in Germany, China, Japan and India. In December 2005, we announced the opening of the Korea Technology Development Center. The center will focus on helping local customers and partners develop customized embedded processor platforms for various digital consumer devices, including WiBro terminals, digital media broadcast solutions, personal media players, HDTV and Internet access solutions.

We conduct our microprocessor manufacturing process development activities primarily through our joint development agreement with IBM. In August 2005, we and IBM executed the Second Amended and Restated “S” Process Development Agreement. Under this agreement, we agreed to continue to jointly develop new process technologies, including 32-nanometer, 22-nanometer and certain other advanced technologies, to be implemented on silicon wafers. Through this agreement, we expanded our alliance with IBM to also include laboratory-based research of emerging technologies such as new transistor, interconnect, lithography and die-to-package connection technologies. Furthermore, if we jointly develop bump technology, which is the technology associated with connecting an integrated circuit to a chip package, during the term of the agreement, these technologies will be licensed to us under the terms of the agreement.

The agreement also extended the joint development relationship for an additional three years, from December 31, 2008 to December 31, 2011. However, the continuation of capital purchases by IBM necessary for process development projects under the agreement past December 31, 2008 is conditioned upon the approval of IBM’s board of directors. If IBM’s board of directors does not approve this agreement by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. In addition, the agreement may be extended further by the mutual agreement of the parties and can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control or can be terminated by either party upon 30 days written notice upon a failure of the other party to perform a material obligation thereunder. Under this agreement, research and development takes place in IBM’s Watson Research Center in Yorktown Heights, New York, the Center for Semiconductor Research at Albany NanoTech, and at IBM’s 300 millimeter manufacturing facility in East Fishkill, N.Y.

Under the agreement, we agreed to pay fees to IBM for joint development projects. The actual amounts to be paid to IBM are dependent upon the number of partners, including us and IBM, engaged in related development projects under the agreement. The fees for the joint development projects are generally payable on a quarterly basis over the term of the agreement. In addition, we agreed to pay IBM specified royalties upon the occurrence of certain events, including in the event that we sublicense the jointly developed process technologies to certain third parties or if we bump wafers for a third party. For more information on the fees paid or payable to IBM, see “Unconditional Purchase Commitments,” and “Risk Factors—We cannot be certain that our substantial investments in research and development of process technologies will lead to timely improvements in technology and equipment used to fabricate our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.”

Flash Memory

Product and system research and development activities for Spansion Flash memory products is conducted primarily in Sunnyvale, California and in Japan, with additional design and development engineering teams located in the United States, Europe and Asia. Spansion’s primary development focus is on products based on MirrorBit technology for the wireless and embedded business markets. Research and development activities related to process development are conducted primarily at the Submicron Development Center in Sunnyvale, California, a manufacturing facility in Austin, Texas referred to as Fab 25 and at facilities in Aizu-Wakamatsu, Japan. Spansion is focusing on developing new non-volatile memory process technologies and has announced plans for development of 65-nanometer technology. Spansion is developing processes on 200-millimeter and 300-millimeter wafer technology. Spansion also participates in alliances or other arrangements with external partners in the area of product technology and systems solutions.

Manufacturing, Assembly and Test Facilities

We own and operate five manufacturing facilities, of which two are wafer fabrication facilities and three are assembly and test facilities.

Our microprocessor fabrication is conducted at the facilities described in the chart below:

Facility Location	Wafer Size (diameter in millimeters)	Principal Production Technology (in nanometers)	Approximate Clean Room Square Footage
Dresden, Germany
Fab 30	200	90	150,000
Fab 36	300	90	140,000

As of December 25, 2005, we manufactured our microprocessor products at Fab 30, on 90-nanometer process technology. We started production at Fab 36 in late 2005, and we intend to make production shipments of wafers manufactured using 90-nanometer technology in the first quarter of 2006. By the end of 2006, we intend to begin manufacturing using 65-nanometer technology. Our goal is to be substantially converted to 65-nanometer technology in Fab 36 by mid-2007. Use of 300-millimeter wafers can contribute to decreasing manufacturing costs per unit and helps increase capacity by yielding significantly more chips per wafer than 200-millimeter wafers. Use of smaller process geometries allows us to put more transistors on an equivalent size chip, which can result in products that are higher performing, use less power and/or cost less to manufacture. We currently plan to add production output on a steady year-to-year basis and to keep fab utilization at high levels.

In addition, we have sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing pursuant to which Chartered will become an additional manufacturing source for our AMD64-based microprocessors. We intend to use the additional capacity provided by Chartered to augment production at our manufacturing facilities. We expect that Chartered will commence production for us in 2006.

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

Our current assembly and test facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	112,000	Assembly & Test
Singapore	194,000	Test
Suzhou, China	44,310	Test, Mark & Packaging

Some assembly and final testing of our microprocessor and personal connectivity solutions products is also performed by subcontractors in the United States and Asia.

Prior to December 21, 2005, we also owned and operated eight Flash memory manufacturing facilities through Spansion. Four of these facilities were wafer fabrication facilities and four were assembly and test facilities. These facilities are described in the charts below:

Wafer Fabrication Facilities

Facility Location	Wafer Size (diameter in millimeters)	Production Technology (in nanometers)	Approximate Clean Room Square Footage
Austin, Texas
Fab 25	200	110	120,000
Aizu-Wakamatsu, Japan
JV1	200	230 and 320	70,000
JV2	200	200 and 230	91,000
JV3	200	110, 130 and 170	118,000

Assembly and Test Facilities

Facility Location	Approximate Clean Room Square Footage
Bangkok, Thailand	78,000
Kuala Lumpur, Malaysia	71,300
Penang, Malaysia	71,000
Suzhou, China	30,250

During 2005, Spansion’s products were manufactured on 110-, 130-, 170-, 200-, 230- and 320-nanometer process technologies. Process technologies at 200-nanometers and above were used to manufacture low to medium density products where improved cost structure is achieved by leveraging JV1 and JV2, which are substantially depreciated fabs. In 2005, 110-nanometer floating gate and MirrorBit technologies were deployed in production at Fab 25 and JV3. All of the manufacturing facilities produced 200-millimeter wafers. Spansion also has entered into an agreement with Taiwan Semiconductor Manufacturing Company to augment its internal production capacity.

Raw Materials

Our manufacturing processes require many raw materials, such as silicon wafers, IC packages, mold compound, substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Intellectual Property and Licensing

We rely on a combination of protections provided by contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 25, 2005, we had more than 5,500 U.S. patents and had over 1,250 patent applications pending in the United States. The number of issued patents and patent applications decreased from December 26, 2004 because we assigned a number of patents and patent applications to Spansion in connection with its IPO, as discussed below. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

In connection with the formation of Spansion LLC as of June 2003, we and Fujitsu transferred to Spansion various intellectual property rights pursuant to an Intellectual Property Contribution and Ancillary Matters Agreement, or IPCAAMA. Under the IPCAAMA, Spansion became the owner or joint owner with each of us and Fujitsu, of certain patents, patent applications, trademarks and other intellectual property rights and technology. We reserved rights, on a royalty free basis, to practice the contributed patents and to license these patents to our affiliates and successors-in-interest. We also have the right to use the jointly-owned intellectual property for our internal purposes and to license such intellectual property to others to the extent consistent with our non-competition obligations to Spansion.

In addition, for as long as our ownership interest in Spansion remains above a specific minimum level, Spansion is required to identify its technology to us and to provide copies of and training with respect to that technology. Spansion also granted a non-exclusive, perpetual, irrevocable, fully paid and royalty-free license of its rights in this technology to us. We may grant licenses under Spansion’s patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of our patents granted in connection with such license, and the recipient of such license grants to Spansion a license of similar scope under its patents.

Under the IPCAAMA, for as long as we continue to hold a majority of shares entitled to vote for the election of Spansion’s directors, we must enforce our applicable patents to minimize, to the extent reasonably possible, any of Spansion’s losses for the infringement of third party patents. However, the manner in which we enforce our patents, including which patents we enforce, is left to our discretion.

Effective with the closing of Spansion’s IPO, we and Fujitsu transferred additional patents and patent applications to Spansion. The patents that we transferred included patents and patent applications covering Flash memory products and technology, the processes necessary to manufacture Flash memory products, and the operation and control of Flash memory products.

We also have a patent cross-license agreement with Fujitsu whereby each party was granted a non-exclusive license under certain of the other party’s respective semiconductor-related patents. This patent cross-license agreement terminates on June 30, 2013, unless earlier terminated upon 30 days notice following a change of control of the other party. We also have a patent cross-license agreement with Spansion. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of the patent cross-license agreement. The agreement will automatically terminate on the later of June 30, 2013 and the date we sell our entire equity interest in Spansion. The agreements may be terminated by a party on a change in control of the other party or its semiconductor group.

In addition, as is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the patent cross-license agreement with Intel Corporation which is effective as of January 1, 2001. Under this agreement we granted each other a non-exclusive license under each party’s patents for the manufacture and sale of semiconductor products worldwide. We pay Intel a royalty for certain licensed microprocessor products sold by us or any AMD affiliate anywhere in the world. The license applies to each party’s patents that have a first effective filing date during the capture period, which is the period from January 1, 2001 through January 1, 2010. Either party may terminate the agreement if the other party commits a material breach of the agreement and does not correct the breach within 60 days after receiving written notice thereof, In addition, either party may terminate the agreement upon 60 days written notice in the event of a filing by the other party of a petition in bankruptcy or insolvency, or any adjudication thereof, the filing of any petition seeking reorganization under any law relating to bankruptcy, the appointment of a receiver, the making of any assignment for the benefit of creditors, the institution of any proceedings for the liquidation or winding up of the other party’s business, or in the event of a change of control. For purposes of our agreement with Intel, change of control means a transaction or a series of related transactions in which (i) one or more related parties who did not previously own at least a 50 percent interest in a party obtain at least a 50 percent interest in such party, and, in the reasonable business judgment of the other party, such change in ownership will have a material effect on the other party’s business, or (ii) a party acquires, by merger, acquisition of assets or otherwise, all or any portion of another legal entity such that either the assets or market value of such party after the close of such transaction are greater than one and one third of the assets or market value of such party prior to such transaction.

Backlog

We manufacture and market standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience and the fact that substantially our entire order backlog is cancelable, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

As of December 25, 2005, we had approximately 9,860 employees. Spansion’s employees are not included in the number of employees listed above. We believe that our relationship with our employees is good.

Environmental Regulations

Many aspects of our business operations and products are regulated by domestic and international environmental laws and regulations. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and requirements addressing treatment, transport, storage and disposal of solid and hazardous wastes. If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, import/export restrictions, sales limitations, and/or criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses to comply with environmental regulations. Any failure to adequately control the use, disposal or storage, or discharge of hazardous substances could expose us to future liabilities that could have a material adverse effect on our business. We believe we are in material compliance with applicable environmental requirements and do not expect those requirements to result in material expenditures in the foreseeable future.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union has enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products, which affects semiconductor packaging. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Risk Factors,” beginning on page 54 below.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have not received any written comments that were issued more than 180 days before December 25, 2005, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.    PROPERTIES

At December 25, 2005, we owned principal engineering, manufacturing, warehouse and administrative facilities located in the United States, Germany, Singapore and Malaysia. These facilities totaled approximately 2.8 million square feet. Of this amount, 2.2 million square feet were located in Dresden, Germany and were used primarily for wafer fabrication, research and development, and administrative offices.

In some cases, we lease all or a portion of the land on which these facilities are located. Specifically, we lease approximately 115,000 square feet of land in Singapore and 270,000 square feet of land in Suzhou, China for our microprocessor assembly and test facilities. In addition, Fab 30 and Fab 36 are located on approximately 9.7 million square feet of land. Of this amount, Fab 36 owns approximately 5.4 million square feet, and both the facility and the land are encumbered by a lien securing the obligations of our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG), the entity that owns the Fab 36 assets, under its EUR 700 million term loan facility agreement with a consortium of banks in connection with the Fab 36 project, (Fab 36 Loan Agreements.) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements.”

As of December 25, 2005, we also leased approximately 1.8 million square feet of space for engineering, manufacturing, warehouse and administrative use, including 26 sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 270,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2011. We are actively marketing this space for sublease. We anticipate that Spansion will lease approximately 71,000 square feet of this building space in 2006.

In April 2005, we announced plans for a new campus for design and administrative functions to be developed on approximately 58 acres in Austin, Texas. We expect that the campus will consist of approximately 825,000 square feet and will include four office buildings, garage structures and a common building to be used for an employee cafeteria, fitness center and conference space. We intend to incorporate advanced environmentally sensitive building techniques and materials during the design, development and construction process and to concentrate development to approximately 33 of the available 58 acres. The remainder of the land would remain undeveloped. We expect construction of the new campus to begin in 2006 with relocation to occur during 2007.

We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or replacing them with equivalent facilities. We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as discussed above, the productive capacity of such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS

AMD v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel Kabushiki Kaisha, collectively “Intel,” in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. The complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that in effect limit Intel’s customers’ ability and/or incentive to deal with AMD. The complaint alleges anti-competitive business practices, including:

•	Forcing major customers into Intel-exclusive deals in return for outright cash payments, discriminatory pricing or marketing subsidies conditioned on the exclusion of AMD;

•	Forcing other major customers into partial exclusivity agreements by conditioning rebates, allowances and market development funds on customers’ agreement to severely limit or forego entirely purchases from AMD;

•	Establishing a system of discriminatory and retroactive incentives triggered by purchases at such high levels as to have the intended effect of denying customers the freedom to purchase any significant volume of processors from AMD;

•	Establishing and enforcing quotas among key retailers, effectively requiring them to stock overwhelmingly or exclusively computers with Intel microprocessors, and thereby artificially limiting consumer choice;

•	Forcing PC makers and technology partners to boycott AMD product launches or promotions;

We have requested the following findings and remedies:

•	A finding that Intel is abusing its market power by forcing on the industry technical standards and products that have as their main purpose the handicapping of AMD in the marketplace.

•	A finding that Intel is wrongfully maintaining its monopoly in the x86 microprocessor market in violation of Section 2 of the Sherman Act and treble damages to AMD in an amount to be proven at trial, pursuant to Section 4 of the Clayton Act, 15 U.S.C. § 15(a);

•	A finding that Intel has made secret payments and allowance of rebates and discounts, and that Intel secretly and discriminatorily extended to certain purchasers special services or privileges, all in violation of California Business & Professions Code § 17045, and treble damages for AMD’s resulting lost profits in an amount to be proven at trial;

•	A finding that Intel has intentionally interfered with valuable business relationships of AMD to AMD’s economic detriment and damages to AMD in an amount to be proven at trial for its resulting losses, as well as punitive damages, as permitted by law;

•	Injunctive relief prohibiting Intel from engaging in any further conduct unlawful under Section 2 of the Sherman Act or Section 17045 of the California Business and Professions Code;

•	An award to AMD of such other, further and different relief as may be necessary or appropriate to restore and maintain competitive conditions in the x86 microprocessor market; and

•	An award of attorneys’ fees and costs.

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

In 1991, we received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We have entered into settlement agreements with other responsible parties on two of the orders during the term of such agreements. Under these agreements other parties have assumed most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. We remain responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $4.2 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

Other Matters

We are a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 17, 2006, there were 7,330 registered holders of our common stock. The following tables sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal year ended December 26, 2004
First quarter	$17.50	13.60
Second quarter	17.60	13.65
Third quarter	16.00	10.76
Fourth quarter	24.95	12.22

	High	Low
Fiscal year ended December 25, 2005
First quarter	$22.37	14.63
Second quarter	18.34	14.08
Third quarter	24.03	16.63
Fourth quarter	30.65	20.22

We have never paid any cash dividends on our common stock and have no present plans to do so. In addition, AMD Fab 36 KG, is restricted by its borrowing arrangement from paying cash dividends to AMD, or providing loans or advances to AMD, in certain circumstances, without the prior written consent of the lenders.

The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2006 (2006 Proxy Statement) is incorporated herein by reference.

During the period covered by this report, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the fourth quarter of 2005, we did not repurchase any of our equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 25, 2005

(In thousands except per share amounts)

	2005(1)		2004(2)		2003(2)	2002	2001
Net sales	$5,847,577		$5,001,435		$3,519,168	$2,697,029	$3,891,754
Expenses:
Cost of sales	3,455,812		3,032,585		2,327,063	2,105,661	2,589,747
Research and development	1,144,025		934,574		852,075	816,114	650,930
Marketing, general and administrative	1,016,085		807,011		587,307	670,065	620,030
Restructuring and other special charges (recoveries), net	—		5,456		(13,893)	330,575	89,305
	5,615,922		4,779,626		3,752,552	3,922,415	3,950,012
Operating income (loss)	231,655		221,809		(233,384)	(1,225,386)	(58,258)
Interest income and other income (expense), net	13,571		(31,150	)(3)	21,116	32,132	25,695
Interest expense	(104,960)		(112,328)		(109,960)	(71,349)	(61,360)
Income (loss) before minority interest, loss on dilution of equity interest in Spansion Inc., equity in net income of unconsolidated investee and income taxes	140,266		78,331		(322,228)	(1,264,603)	(93,923)
Minority interest in net loss of consolidated subsidiaries	125,151		18,663	(2)	44,761 (2)	—	—
Loss on dilution of equity interest in Spansion Inc.	(109,681	)(5)	—		—	—	—
Equity in net income of unconsolidated investee	3,105		—		5,913	6,177	18,879
(Benefit) provision for income taxes	(6,642)		5,838		2,936	44,586 (4)	(14,463)
Net income (loss)	$165,483		$91,156		$(274,490)	$(1,303,012)	$(60,581)
Net income (loss) per common share
Basic	$0.41		$0.25		$(0.79)	$(3.81)	$(0.18)
Diluted	$0.40		$0.25		$(0.79)	$(3.81)	$(0.18)
Shares used in per share calculation
Basic	400,004		358,886		346,934	342,334	332,407
Diluted	440,776		371,066		346,934	342,334	332,407
Long-term debt, capital lease obligations and other, less current portion	$1,786,387		$2,042,894		$2,328,435	$1,892,404	$672,945
Total assets	$7,287,779		$7,844,210		$7,049,772	$5,694,453	$5,636,445

(1)	Consolidated statement of operations data for 2005 includes Memory Products net sales only through December 20, 2005. From December 21, 2005, the date which Spansion Inc. closed its IPO, through December 25, 2005, we used the equity method of accounting to reflect our share of Spansion’s net income (loss) and included this information under the line item “Equity in income (loss) of unconsolidated investee.”
(2)

Consolidated statement of operations data for 2004 includes the results of operations of the Memory Products segment for the entire year and therefore is not fully comparable to the data for 2005 where Spansion’s results of operations were not consolidated with our results of operations for the last five days of the fiscal year. In addition, consolidated statement of operations data for 2003 includes the results of operations of Spansion from

June 30, 2003, the date of formation of the Spansion LLC (formerly known as FASL LLC). Prior to June 30, 2003 we accounted for our interest in the predecessor manufacturing joint venture under the equity method. Therefore, consolidated statement of operations data for 2004 is not comparable to 2003, nor is 2003 data completely comparable to prior years’ data. Minority interest consists primarily of the elimination of Fujitsu Limited’s share of the income (loss) of Spansion. Fujitsu held a 40 percent minority ownership interest in Spansion, prior to the IPO of Spansion Inc.

(3)	Interest income and other income (expense), net, includes a charge of approximately $32 million associated with our exchange of $201 million of our 4.50% Notes for common stock and a charge of approximately $14 million in connection with the prepayment of the Fab 30 Term Loan.
(4)	The 2002 income tax provision was recorded primarily for taxes due on income generated in certain state and foreign tax jurisdictions. No tax benefit was recorded in 2002 on pre-tax losses due to the establishment of a valuation allowance against the remainder of our U.S. deferred tax assets, net of U.S. deferred liabilities, in the fourth quarter, due to the incurrence of continuing substantial operating losses in the U.S.
(5)	Due to the dilution in our ownership interest in Spansion from 60 percent to 37.9 percent in connection with Spansion’s IPO, we recorded a loss of $110 million which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 25, 2005 and December 26, 2004, and for each of the three years in the period ended December 25, 2005, which are included in this annual report. Certain prior period amounts have been reclassified to conform to the current period presentation.

Overview

We design, manufacture and market microprocessors for the computing, communications and consumer electronics markets. We also sell embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the closing of the initial public offering, or IPO, of Spansion Inc., our formerly consolidated majority owned subsidiary, on December 21, 2005, which is described in more detail below, we also manufactured and sold Flash memory devices through, Spansion (formerly Spansion LLC).

Total net sales for 2005 of $5.8 billion increased 17 percent compared with net sales for 2004 of $5.0 billion. This growth was driven by the performance of our Computation Products segment where net sales of $3.8 billion increased by 50 percent compared to 2004, due to increased unit sales and average selling prices. We believe that our strategy of developing new generations of products based on our customers’ needs contributed to accelerating customer and end-user adoption of our microprocessors across all geographies.

In particular, our introduction of AMD Turion 64 processors for notebook PCs in March 2005, AMD Opteron dual-core processors for servers and workstations in April 2005, and AMD Athlon 64 dual-core processors for desktop PCs in May 2005 helped drive increasing customer adoption of our products. Moreover, we believe that our sales growth in each of our product lines outpaced the industry, resulting in increased market share for us. Sales of products for the server market was the fastest growing part of our business in 2005, followed by sales of products for notebook PCs and sales of products for desktop PCs. Increasing demand from enterprises for our products allowed us to add a number of new customers. As a result, 90 percent of the top 100, and more than 45 percent of the top 500 of the Forbes Global 2000 companies or their subsidiaries use AMD64 technology.

On December 21, 2005, Spansion Inc. completed its IPO of 47,264,000 shares of its Class A common stock. Prior to the IPO, Spansion was our majority owned subsidiary and its financial position, results of operations and cash flows were consolidated with ours. However, due to Spansion’s IPO, our ownership interest in Spansion was diluted from 60 percent to 37.9 percent. As a result, we no longer exercise control over Spansion and we no longer consolidate Spansion’s financial position, results of operations or cash flows with ours. We began applying the equity method of accounting to reflect our investment in Spansion and our share of Spansion’s net income from December 21, 2005 based on our remaining equity interest, which is currently 37.9 percent.

The overall growth of our annual net sales was partially offset by the results of our Memory Products segment. In 2005, net sales of our Memory Products segment of approximately $1.9 billion decreased 18 percent compared to net sales of approximately $2.3 billion in 2004. In 2005, we consolidated Spansion’s results of operations in our Memory Products segment only through December 20, 2005 because of Spansion’s IPO. Therefore, approximately $104 million of Spansion’s net sales from December 21, 2005 through December 25, 2005 were excluded from our Memory Products net sales in 2005. Other factors that contributed to the decline in Memory Products net sales included aggressive pricing by competitors due in most cases to oversupply of products in the NOR Flash memory market and a delay in Spansion’s qualification of a Flash memory product for the wireless category, which contributed to lower Memory Products net sales during the first half of 2005.

During 2005, we reduced our debt and capital lease obligations by $489 million, which includes the deconsolidation of $370 million of Spansion’s indebtedness to third parties as a result of Spansion’s IPO.

Moreover, as of December 25, 2005, our cash, cash equivalents and short-term investments totaled $1.8 billion, which includes cash proceeds of approximately $260 million from Spansion’s repayment of amounts outstanding under loans due to us, compared to $1.2 billion as of December 26, 2004.

We also substantially completed the construction and initial facilitization of Fab 36, our 300-millimeter wafer fabrication facility in Dresden, Germany. We intend to make production shipments of wafers manufactured using 90-nanometer technology in Fab 36 in the first quarter of 2006 and to begin manufacturing using 65-nanometer technology by the end of 2006. Our goal is to be substantially converted to 65-nanometer technology in Fab 36 by mid-2007. The additional capacity gained through the use of larger 300-millimeter wafers plays an important role in our growth plans for the next several years. We plan to add production output on a steady year-to-year basis, while also keeping fab utilization at consistently high levels.

For 2006, we anticipate further growth in both annual net sales and market share. We believe critical success factors include our ability to: continue to increase market acceptance of our AMD64 technology, particularly by business enterprises, including small and medium businesses, as well as large enterprises, academic institutions and government institutions; strengthen our relationships with key customers and suppliers and establish relationships with new customers and suppliers that are industry leaders in their markets; successfully develop and transition to the latest manufacturing process technologies; ramp the production at Fab 36 and at a third-party foundry on a timely basis in response to market requirements; develop and introduce new products on a timely basis and achieve efficient and timely volume production of these products; extend our portfolio of x86 technology from the traditional PC and server markets into embedded applications in such markets as storage subsystems, networking and telephony equipment, handheld computing devices, computation and office equipment products, and consumer electronics; design and deliver products that meet the demands of consumers as digital content becomes increasingly used with a variety of connected digital devices; and continue to expand our participation in high-growth global markets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

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

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. In addition, we write off inventories that are considered obsolete. We adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our projections as forecasted, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them in our filings with the SEC.

Impairment of Long-Lived Assets.    We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we determine whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset(s). The new carrying value of the related asset(s) is depreciated over the remaining estimated useful life of the asset(s). We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. As of December 25, 2005, all of our U.S. deferred tax assets, net of deferred tax liabilities are subject to a full valuation allowance, which was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which, at December 25, 2005, in management’s estimate, is not more likely than not to be achieved. In 2005, the valuation allowance increased primarily due to the continuation of start-up losses at Fab 36 in Germany net of utilization of valuation allowance as a result of operating profits in the U.S. If we in the future determine that it is more likely than not that the net deferred tax assets will be realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to our operating results. Such benefits would be recorded on the income tax (benefit) provision line of our statement of operations.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Results of Operations

We review and assess operating performance using segment revenues and operating income (loss) before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

Effective June 30, 2003, we and Fujitsu executed agreements to integrate our Flash memory operations including our existing joint manufacturing venture, Fujitsu AMD Semiconductor Limited, or FASL. FASL was contributed to a new entity, Spansion LLC (formerly known as FASL LLC), which was owned 60 percent by us and 40 percent by Fujitsu. As a result of this transaction, we began consolidating Spansion’s results of operations on June 30, 2003. Prior to June 30, 2003, we accounted for our share of FASL’s operating results under the equity method.

As a result of the formation of Spansion LLC effective June 30, 2003, we reorganized our operating segments and created the following two reportable segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products; and

•	the Memory Products segment, which includes Spansion Flash memory products.

In addition to our reportable segments, we also have the All Other category that is not a reportable segment. It includes several operating segments as well as certain operating expenses and credits that are not allocated to any of our operating segments because our Chief Executive Officer, who is our Chief Operating Decision Maker, or CODM, does not consider these operating expenses and credits in evaluating the operating performance of our operating segments.

In the fourth quarter of 2004, we began presenting our Personal Connectivity Solutions operating segment as a separate reportable segment because this operating segment’s operating losses exceeded 10 percent of the combined operating income (loss) of all our operating segments. Therefore this operating segment became a reportable segment under the requirements of Statement of Financial Accounting Standards 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Previously, we included our Personal Connectivity Solutions operating segment in our All Other category. The Personal Connectivity Solutions segment includes primarily low-power, high-performance x86 and MIPS architecture-based embedded microprocessors and products for global commercial and consumer markets.

Our All Other category also includes our PIC products, which were reviewed separately by our CODM beginning in the third quarter of 2005. PIC is not a reportable segment because the net operating results for the PIC operating segment constitute less than 10 percent of the combined operating income of all our operating segments. Prior to 2005, revenue from sales of PIC products was not material.

As a result of Spansion’s IPO in December 2005 and, our deconsolidation of Spansion’s operating results effective December 21, 2005 discussed above, we allocated profit sharing and bonus expenses to the specific operating segments that earned them. Therefore, these expenses are no longer included in the All Other category.

The results of operations for our operating segments presented and discussed in this section follow our segment structure discussed above, and all prior period amounts have been reclassified to conform to the current year segment presentation.

As a result of Spansion’s IPO, our financial results of operations include Spansion’s financial results of operations as a consolidated subsidiary only through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of our financial results. Instead, we applied the equity method of accounting to reflect our share of Spansion’s net income from December 21, 2005 through December 25, 2005. Accordingly, our operating results, including the segment operating results for the Memory Products segment, for the year ended December 25, 2005 are not fully comparable with our results for 2004.

In addition, because prior to Spansion’s IPO we held a 60 percent controlling interest in Spansion, Fujitsu’s 40 percent share in the net income (loss) of Spansion was reflected as a minority interest adjustment to our consolidated financial statements through December 20, 2005. This minority interest adjustment does not correspond to operating income (loss) of our Memory Products segment because operating income (loss) for our Memory Products segment includes operations incremental to those of Spansion. Furthermore, the minority interest calculation is based on Spansion’s net income (loss) rather than operating income (loss).

Prior to the formation of Spansion LLC on June 30, 2003, the results of operations for periods prior to June 30, 2003 did not include the consolidation of Spansion’s results of operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 26, 2004, is not fully comparable to the reclassified segment information for the prior period presented.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 25, 2005, December 26, 2004 and December 28, 2003, each included 52 weeks. References in this report to 2006, 2005, 2004 and 2003 shall refer to the fiscal year unless explicitly stated otherwise.

The following is a summary of our net sales and operating income (loss) by segment and category for 2005, 2004 and 2003.

	2005	2004	2003
	(In millions)
Net sales
Computation Products Group	$3,793	$2,528	$1,960
Memory Products Group	1,913	2,342	1,419
Personal Connectivity Solutions Group	136	131	140
All Other	6	—	—
Total Net Sales	$5,848	5,001	3,519
Operating income (loss)
Computation Products Group	$617	$266	$(32)
Memory Products Group	(311)	35	(190)
Personal Connectivity Solutions Group	(55)	(54)	(12)
All Other	(19)	(25)	1
Total Operating Income (Loss)	$232	$222	$(233)

Computation Products Group

Net sales of our Computation Products of $3.8 billion for 2005 increased 50 percent compared to net sales of $2.5 billion for 2004 primarily due to an increase of 37 percent in unit shipments and an increase of nine percent in average selling prices. Unit shipments increased due to greater demand for desktop, mobile and server products across all geographic regions, particularly in North America and Greater China. In addition, our introduction of AMD Turion 64 processors for notebook PCs in March 2005, AMD Opteron dual-core processors for servers and workstations in April 2005 and AMD Athlon 64 dual-core processors for desktop PCs in May 2005 helped drive increasing customer adoption of our products. The increase in average selling prices was primarily due to increased sales of our higher priced, high-performance AMD64-based processors which contributed to a richer product mix.

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

Computation Products operating income of $617 million in 2005 increased by 132 percent compared to operating income of $266 million in 2004. The increase was primarily due to a 50 percent increase in net sales, partially offset by a 36 percent increase in operating expenses. Operating expenses increased $914 million primarily due to a 37 percent increase in unit shipments, an increase of $205 million in research and development costs, and an increase of $110 million in marketing and cooperative advertising costs. The increase in research and development costs was due primarily to an increase of $103 million in product design and process improvement costs for new generations of our microprocessors and a $96 million increase in Fab 36 start-up costs.

Computation Products operating income of $266 million in 2004 increased by $298 million compared to an operating loss of $32 million in 2003. The increase was primarily due to a 29 percent increase in net sales, partially offset by a 14 percent increase in operating expenses. Operating expenses increased due primarily to an increase in marketing and cooperative advertising costs of $79 million in connection with our AMD64-based processors, a nine percent increase in unit shipments, and a $28 million increase in research and development costs. The increase in research and development costs was due primarily to a $29 million increase in Fab 36 start-up costs and a $24 million increase in product design and engineering costs related to future generations of our microprocessors offset by a $23 million decrease in Fab 30 research and development activities.

Memory Products Group

Memory Products net sales of $1.9 billion in 2005 decreased 18 percent compared to net sales of $2.3 billion in 2004. In 2005, we consolidated Spansion’s net sales into Memory Product net sales only through December 20, 2005. Therefore, approximately $104 million of Spansion’s net sales from December 21, 2005 through December 25, 2005 were excluded from Memory Products net sales in 2005. In addition, Memory Products net sales were adversely impacted due to a decrease of 28 percent in average selling prices in 2005 compared to 2004, partially offset by an increase of 14 percent in unit shipments in 2005 compared to 2004. Net sales for the Memory Products segment for 2005 are not fully comparable with net sales for 2004 because Spansion’s net sales are not consolidated with our net sales from December 21, 2005 through December 25, 2005.

Memory Products net sales of $2.3 billion in 2004 increased 65 percent compared to net sales of $1.4 billion in 2003. The increase in total net sales was primarily due to the effect of consolidating Spansion’s results of operations, which included Spansion’s sales to Fujitsu of $1.1 billion for 12 months in 2004 compared to $449 million for the last six months of 2003, and also due to stronger market demand in 2004 than in 2003, particularly in the wireless category of the Flash memory market, which resulted in a nine percent increase in average selling prices. In the second half of 2003, demand for Flash memory products began to increase significantly, and this trend continued through the first half of 2004. In the second half of 2004, however, our Memory Products net sales declined due to aggressive pricing by competitors particularly in the embedded category of the Flash memory market, where competitors began to aggressively pursue increased market share, and aggregate Flash memory product supply exceeded demand. In particular, decreased demand from the wireless handset market in Asia, in part due to excess inventory accumulation by wireless handset OEMs in China during the first half of 2004, contributed to a decline in Memory Product net sales during the third quarter of 2004. In addition, a downturn in the overall Flash memory market, lower than expected sales in the wireless handset market and delays in qualifying a product based on Spansion’s second-generation MirrorBit technology also contributed to a decline in net sales in the fourth quarter of 2004. Also, Memory Product net sales declined in the second half of 2004 compared with the first half of 2004 because Spansion was not able to meet demand for certain of lower density products for the embedded category of the Flash memory market in the first half of 2004, which we believe adversely impacted relationships with customers who did not receive allocations of these embedded products. Competitors were able to take advantage of this situation to increase their market share in the second half of 2004. Spansion was unable to meet demand for these products in the first half of 2004 because in 2003 it underestimated demand with respect to these products for the first half of 2004 and was unable to install additional wafer fabrication capacity on a timely basis. As a result, a significant number of end customers for lower density products were under-served, and these customers chose to rely on competitors both for product supply and for their design-in activities in the first half of 2004, resulting in an increased market share for those competitors in the second half of 2004 when those designs went into production. Further quantification of the breakdown in the increase in net sales is not practical due to the reorganization of geographical sales territories between us and Fujitsu in connection with the initial formation of Spansion LLC as of June 30, 2003.

Memory Products had an operating loss of $311 million in 2005 compared to operating income of $35 million in 2004. The decline in operating results was primarily due to a decrease in net sales of $430 million while the cost of sales only decreased $109 million. Net sales decreased as a result of a decrease of 28 percent in average selling prices in 2005 compared to 2004. Net sales for the Memory Products segment for 2005 are not fully comparable with net sales for 2004 because Spansion’s net sales are not consolidated with our net sales from December 21, 2005 through December 25, 2005. In addition, we recorded a goodwill impairment charge of approximately $16 million during the fourth quarter of 2005. Goodwill in the amount of $16 million was generated on June 30, 2003 as a result of the formation of Spansion LLC, which we accounted for as a partial step acquisition and purchase business combination. In the fourth quarter of 2005, after considering the fact that the estimated fair value of Spansion was less than our carrying net book value and after comparing the estimated fair value of Spansion’s assets (other than goodwill) to our carrying net book value for such assets, we concluded that the implied fair value of goodwill is zero. Therefore, we wrote off the entire $16 million of recorded goodwill.

Memory Products operating income of $35 million in 2004 increased $225 million from an operating loss of $190 million in 2003. The increase was primarily due to the effect of consolidating Spansion’s results of operations, which include Spansion’s sales to Fujitsu, for 12 months in 2004 compared to six months in 2003. In addition, our manufacturing costs decreased due to our transition to 110-nanometer process technology for certain of our Flash memory products in 2004 and as a result of increased shipments of Flash memory products based on MirrorBit technology, which are less expensive to manufacture than Flash memory products based on floating gate technology. Further quantification of the changes is not practical due to the consolidation of Spansion’s results of operations with our financial results as of June 30, 2003.

Personal Connectivity Solutions Group

Personal Connectivity Solutions (PCS) net sales of $136 million in 2005 increased four percent compared to net sales of $131 million in 2004. The increase was primarily due to $13 million increase in sales of AMD Geode products and $8 million increase in sales of embedded processors, partially offset by a $15 million decrease in sales of networking products and MIPS-architecture based products.

PCS net sales of $131 million in 2004 decreased seven percent compared to net sales of $140 million in 2003. The decrease was primarily due to a $43 million decrease in sales of certain end-of-life embedded microprocessors, partially offset by a $33 million increase in sales of AMD Geode products. We acquired the Geode product line from National Semiconductor in August 2003. Accordingly, the increase in sales of AMD Geode products in 2004 was due to the fact that in 2004 we had 12 months of sales whereas in 2003 we had approximately four months of sales.

PCS operating loss of $55 million in 2005 was flat compared to an operating loss of $54 million in 2004. The increase in net sales of $5 million from 2004 to 2005 was offset by an increase in operating expenses of $6 million.

PCS operating loss of $54 million in 2004 increased compared to an operating loss of $12 million in 2003. The increase in the operating loss was primarily due to a $31 million increase in operating expenses. Operating expenses increased due to an increase of approximately $23 million in manufacturing costs as a result of a change in product mix and an aggregate increase of $9 million in marketing, general and administrative expenses as a result of activities related to our AMD Geode products and other product development. Manufacturing costs increased primarily because we manufactured more AMD Geode products, which generally are more expensive to manufacture than our other embedded processors.

All Other Category

All Other net sales in 2005 were $6 million because of sales of PIC products. We did not generate any material sales from PIC products in 2004 or 2003.

All Other operating loss of $19 million in 2005 decreased from $25 million in 2004, primarily due to restructuring and other special charges of $5 million incurred during 2004 due to a change in our estimate of potential sublease revenue.

All Other operating loss in 2004 was $25 million compared to operating income of $1 million in 2003. We incurred an operating loss in 2004, primarily due to operating expenses associated with developing and marketing PIC products. In addition, All Other operating loss in 2004 included approximately $5 million of restructuring and other special charges due to a change in our estimate of potential sublease revenue, while in 2003 we had a $14 million credit adjustment to the restructuring charge primarily because we reduced the estimate of the numbers of positions to be eliminated in response to the additional resources required due to the Spansion LLC transaction and reversed the associated severance and fringe benefit accrual.

Comparison of Gross Margin, Expenses, Interest Income and Other Income (Expense), Net, Interest Expense, Income Taxes and Other Expenses

The following is a summary of certain consolidated statement of operations data for years ended December 25, 2005, December 26, 2004 and December 28, 2003:

	2005	2004	2003
	(In millions except for percentages)
Cost of sales	$3,456	$3,033	$2,327
Gross margin percentage	41%	39%	34%
Research and development	$1,144	$935	$852
Marketing, general and administrative	1,016	807	587
Restructuring and other special charges (recoveries), net	—	5	(14)
Interest income and other income (expense), net	14	(31)	21
Interest expense	105	112	110
Loss on dilution of equity interest in Spansion Inc.	110	—	—
Income tax (benefit) provision	(7)	6	3

Gross Margin

Gross margin percentage increased to 41 percent in 2005 compared to 39 percent in 2004. The improvement in gross margin percentage was primarily due to microprocessor net sales, which comprised a greater percentage of total net sales in 2005 as compared to 2004. Microprocessor net sales carried a higher gross margin than Flash memory net sales. In addition, the improvement in gross margin was due to a 1.5 percent increase in gross margin for Computation Products. Computation Products margin improved as a result of a nine percent increase in average selling prices discussed above, partially offset by increased manufacturing costs caused by the shift in our product mix to higher-end microprocessor products. Gross margin also improved because we were better able to absorb our fixed manufacturing costs due in part to improving yields at Fab 30. The improvement in gross margin was partially offset by a 12 percent decrease in gross margin for Memory Products due primarily to a decrease of 28 percent in average selling prices in 2005 compared to 2004, partially offset by an increase of 14 percent in unit shipments in 2005 compared to 2004.

Gross margin percentage increased to 39 percent in 2004 compared to 34 percent in 2003. The increase in gross margin was primarily due to an increase in net sales of 42 percent and lower unit manufacturing costs resulting from our transition to smaller, more cost efficient manufacturing process technologies for both microprocessors and Flash memory products. Further quantification of the improvement in gross margin percentage is not practical due to the consolidation of Spansion’s operating results as of June 30, 2003.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36, and we recorded the interest subsidies we received for Fab 30, as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $72 million in 2005, $67 million in 2004 and $46 million in 2003. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

In 2005 and 2004 we capitalized construction and facilitization costs related to Fab 36. Once Fab 36 begins producing revenue-generating products, which we anticipate will be in the first quarter of 2006, we will begin depreciating these costs to cost of sales.

Expenses

Research and Development Expenses

Research and development expenses of $1,144 million in 2005 increased 22 percent from $935 million in 2004 due primarily to an increase of $103 million in product design and process improvement costs for new generations of our microprocessors and increased start-up costs associated with the Fab 36 project of $96 million.

Research and development expenses of $935 million in 2004 increased ten percent from $852 million in 2003 due in part to higher research and development expenses as a result of the consolidation of Spansion LLC’s results of operations with our results of operations effective June 30, 2003, increased start-up costs associated with the Fab 36 project of approximately $29 million and a $24 million increase in product design and engineering costs for new generations of our microprocessors. These factors were partially offset by a $23 million decrease in Fab 30 research and development activities.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $44 million in 2005, $21 million in 2004 and $29 million in 2003.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $1,016 million in 2005 increased 26 percent compared to $807 million in 2004, primarily due to an increase of $110 million in marketing and cooperative advertising costs and other expenses related to the 17 percent increase in revenue in 2005 compared to 2004. In addition, in 2005 we wrote off goodwill of $16 million, which was originally recorded in 2003, as a result of the formation of Spansion LLC.

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

The following table summarizes activities under the 2002 Restructuring Plan through December 25, 2005:

	Severance and Employee Benefits	Asset Impairment	Facility Exit and Equipment Decommission Costs	Other Restructuring Charges	Total
	(In thousands)
Accruals at December 29, 2002	$54,420	$—	$138,105	$4,315	$196,840
2003 Provision	—	7,791	3,314	—	11,105
Cash payments	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustments	(8,864)	—	—	(15)	(8,879)
Accruals at December 28, 2003	$6,740	$—	$120,623	$—	$127,363
Cash payments	(6,789)	—	(20,150)	—	(26,939)
Non-cash adjustments	49	—	5,203	—	5,252
Accruals at December 26, 2004	$—	$—	$105,676	$—	$105,676
Cash payments	—	—	(20,773)	—	(20,773)
Accruals at December 25, 2005	$—	$—	$84,903	$—	$84,903

Interest Income and Other Income (Expense), Net

	2005	2004	2003
	(In thousands)
Interest income	$37,210	$18,013	$19,702
Other income (expense), net	(23,639)	(49,163)	1,414
	$13,571	$(31,150)	$21,116

We recorded a net income of interest income and other income (expense), net of $14 million in 2005 compared to a net expense of approximately $31 million in 2004, an increase of $45 million. This increase was due primarily to a decrease in other expense, net from $49 million in 2004, the components of which are discussed below, to $24 million in 2005. The $24 million of other expense, net in 2005 consisted primarily of a loss of approximately $10 million during the fourth quarter of 2005 resulting from the mark-to-market to earnings of certain foreign currency forward contracts which became ineffective in hedging against certain forecasted foreign currency transactions that are now not expected to occur due to the change of functional currency for AMD Fab 36 KG from the euro to the U.S. dollar and approximately $14 million of commitment and guarantee fees incurred in connection with the Fab 36 Loan Agreements. In addition, interest income increased approximately $19 million in 2005 compared to 2004 due to a 135 percent increase in average interest rates and an increase in our average cash balances.

We recorded a net expense of interest income and other income (expense), net, of $31 million in 2004 compared to a net income of approximately $21 million in 2003. This expense in 2004 was due primarily to a charge of approximately $32 million related to a series of transactions pursuant to which we exchanged $201 million of our 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) for our common stock. The charge represented the difference between the fair value of the common stock issued in the transactions and the fair value of common stock issuable pursuant to the original conversion terms of the 4.50% Notes. In addition, interest income and other income (expense), net, in 2004 included a charge of approximately $14 million in connection with our prepayment of the term loan agreement between our German subsidiary, AMD Saxony Limited Liability Company & Co. KG and a consortium of banks in order to finance Fab 30, or the Fab 30 Term Loan, and a loss of approximately $6 million during the second quarter of 2004 resulting from the mark-to-market to earnings of certain foreign currency forward contracts that we used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges. Interest income was flat in 2004 compared to 2003.

Interest Expense

Interest expense of $105 million in 2005 decreased six percent compared to $112 million in 2004. In 2004, interest expense included approximately $26 million of interest under the Fab 30 Term Loan. Because we prepaid this loan on November 2, 2004, we did not incur any interest in connection with this loan in 2005. In addition, interest expense incurred on our 4.50% Notes was $9 million in 2005 compared with $19 million in 2004 because the holders of an aggregate principal amount of $201.5 million of these notes converted their notes into our common stock during the fourth quarter of 2005, and we exchanged an aggregate principal amount of $200 million of these notes in a series of transactions during the fourth quarter of 2004 for shares of our common stock. Also, during 2005, we capitalized interest of $35 million in connection with Fab 36 construction activities in Dresden, Germany, compared with $9 million in 2004. Partially offsetting these decreases in interest expense was the higher interest expense of $48 million incurred in connection with our 7.75% Senior Notes due 2012 (the 7.75% Notes), which we sold on October 29, 2004, compared with $8 million in 2004 and interest expense incurred pursuant to capital leases which increased by approximately $10 million in 2005 compared with 2004.

Interest expense of $112 million in 2004 was approximately flat compared to $110 million in 2003. Interest accrued on the 7.75% Notes during 2004 was partially offset by the absence of interest expense, as of November 2, 2004, for amounts outstanding under the Fab 30 Term Loan, and the absence of interest expense with respect to $201 million of our 4.50% Notes, which we exchanged for our common stock in a series of transactions during the fourth quarter of 2004. In addition, we capitalized interest during 2004 of $9 million in connection with our Fab 36 construction activities.

Loss on Dilution of Equity Interest in Spansion Inc.

Prior to the Spansion IPO, we held a 60 percent controlling ownership interest in Spansion, and Spansion’s financial position, results of operations and cash flows were consolidated with ours. Consequently, Spansion’s results of operations through December 20, 2005 have been included in our consolidated statements of operations and cash flows. Following Spansion’s IPO, our ownership interest was diluted from 60 percent to 37.9 percent and we no longer exercise control over Spansion. As a result, from December 21, 2005, the closing date of the IPO, through December 25, 2005 we used the equity method of accounting to reflect our investment in Spansion, and we no longer consolidated Spansion’s financial position, operating results or cash flows with ours. This will continue in 2006. In connection with the reduction of our ownership interest in Spansion, we recorded a loss of $110 million. This loss represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares of Spansion’s common stock owned by us. As of December 25, 2005, we evaluated the carrying value of our investment in Spansion and concluded that, based on the relevant factors, there was no “other than temporary” impairment of the investment. In accordance with APB Opinion No. 18 (as amended), “The Equity Method of Accounting for Investments in Common Stock,” if future factors indicate that a decline in the fair value of the investment is other than temporary, we would recognize a loss on our investment at that time.

To the extent that our ownership in Spansion decreases in the future whether it is caused by disposal of our ownership interest or by Spansion’s issuance of additional common stock, we would record either a gain or a loss on such further dilution depending on Spansion’s book value and fair value at that time, which could have a material effect on our results of operations in the period in which this ownership dilution occurs.

Income Taxes

We recorded an income tax benefit of $7 million in 2005 and income tax provisions of $6 million in 2004 and $3 million in 2003. The income tax benefit in 2005 primarily reflects U.S. tax benefits realized from the utilization of net operating losses and tax credits and foreign tax benefits generated by Spansion in certain foreign jurisdictions. Spansion’s IPO did not have a material impact on our tax provision. The income tax provision in 2004 primarily reflects U.S. income taxes, including taxes on the dividends repatriated from controlled foreign corporations, partially offset by foreign tax benefits because of losses in various foreign jurisdictions. The income tax provision in 2003 primarily reflected income tax expense generated in various foreign jurisdictions, offset by a benefit of a U.S. federal tax refund from a carryback claim we filed in 2003.

As of December 25, 2005, we had federal and state net operating loss carryforwards of approximately $67 million and $90 million. We also had foreign loss carryforwards of approximately $428 million. In addition, we had federal and state tax credit carryforwards of approximately $274 million and $95 million. The net operating loss and tax credit carryforwards subject to expiration will expire at various dates beginning in 2006 through 2025, if not utilized. We maintain a full valuation allowance against all our net U.S. federal and state deferred tax assets and certain of our foreign deferred tax assets ($741 million at December 25, 2005) because of our prior history of losses.

International Sales

International sales as a percent of net sales were 79 percent in 2005, 79 percent in 2004 and 80 percent in 2003. During 2005 and 2004, approximately 14 and 22 percent of our net sales were denominated in currencies other than the U.S. dollar, primarily the Japanese yen. However, as a result of the closing of Spansion’s IPO on December 21, 2005, we do not expect to have significant sales denominated in the Japanese yen in the future.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at December 25, 2005 totaled $1.8 billion.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was approximately $1.5 billion in 2005. Net income of $165 million, adjusted for non-cash charges consisting primarily of $1.2 billion of depreciation and amortization expense, a non-cash charge of approximately $110 million that we incurred as a result of the dilution of our ownership in Spansion from 60 percent to 37.9 percent as a result of Spansion’s IPO, and a non-cash charge of $16 million in connection with our write-off of goodwill that was generated as of June 30, 2003 as a result of the formation of Spansion LLC, contributed to the positive cash flows from operations. The net changes in operating assets in 2005 compared to 2004 included an increase in accounts receivable due to higher net sales and decreased inventories due primarily to the deconsolidation of Spansion’s results of operations from ours as a result of Spansion’s IPO.

Net cash provided by operating activities was approximately $1.1 billion in 2004. Net income of $91 million, adjusted for non-cash charges consisting primarily of $1.2 billion of depreciation and amortization expense and $32 million associated with our exchange of $201 million of our 4.50% Notes for common stock in the fourth quarter of 2004, contributed to the positive cash flows from operations. The net changes in operating assets in 2004 as compared to 2003 included an increase in accounts receivable due to higher net sales, and increased inventories due primarily to an increase in microprocessor inventories resulting from a higher percentage of AMD64-based processors and improved market conditions. For 2004, Fujitsu accounted for approximately 23 percent of our consolidated accounts receivable and approximately 22 percent of our consolidated gross sales.

Net cash provided by operating activities was approximately $296 million in 2003. Although we had a net loss of $274 million for the year, adjustments for non-cash charges, which were primarily depreciation and amortization, resulted in a positive cash flow from operations. The net changes in operating assets in 2003 as compared to 2002 included an increase in accounts receivable due to higher net sales and the consolidation of Spansion’s results of operations, which include Spansion’s sales to Fujitsu, and an increase in net inventory due to the consolidation of Spansion’s results of operations. For 2003, Fujitsu accounted for approximately 31 percent of our consolidated accounts receivable and approximately 13 percent of our consolidated gross sales. In 2003, the net changes in payables and accrued liabilities primarily included payments of $90 million for a technology license from IBM and approximately $64 million of payments under the 2002 Restructuring Plan.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.3 billion in 2005, primarily as a result of $1.5 billion used to purchase property, plant and equipment, including approximately $726 million used to construct Fab 36, and a net cash outflow of $726 million from maturities and purchases of available-for-sale securities, including a purchase of $175 million aggregate principal amount of Spansion’s 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes) for approximately $158.9 million, partially offset by $261 million in proceeds from Spansion’s repayment of amounts outstanding under promissory notes to us and $133 million cash decrease due to the deconsolidation of Spansion’s results of operations from ours.

Net cash used in investing activities was $1.6 billion in 2004, primarily as a result of $1.4 billion used to purchase property, plant and equipment, including approximately $569 million used to construct Fab 36, and a net cash outflow of $150 million from maturities and purchases of available-for-sale securities, offset by $34 million in proceeds from sales of property, plant and equipment.

Net cash provided by investing activities was $83 million in 2003, primarily as a result of net cash proceeds of $482 million from maturities and purchases of available-for-sale securities, $148 million of cash acquired in conjunction with the Spansion transaction and $30 million in proceeds from sales of property, plant and equipment, offset by $570 million used to purchase property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $494 million in 2005. This amount included $186 million in proceeds from borrowings by Spansion and $60 million of silent partnership contributions from the unaffiliated partners of AMD Fab 36 KG which we classify as debt, $189 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options, $163 million of capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project, $129 million of proceeds from equipment sale and leaseback transactions completed by Spansion, and approximately $90 million in investments from the unaffiliated limited partners of AMD Fab 36 KG. These amounts were offset by $316 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $413 million in 2004. This amount included $745 million of proceeds from financing activities, including $588 million in proceeds, net of $13 million in debt issuance costs, from the issuance of our 7.75% Notes, approximately $250 million in investments from the non-affiliated limited partners of AMD Fab 36 KG, $60 million of proceeds from equipment sale and leaseback transactions, $30 million of capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project, $124 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options and the elimination of our $224 million compensating cash balance due to the prepayment of our Fab 30 Term Loan. These amounts were offset by $898 million in payments on debt and capital lease obligations, including approximately $647 million used to prepay amounts outstanding under the Fab 30 Term Loan, including accrued and unpaid interest.

Net cash provided by financing activities was $267 million in 2003, primarily due to $245 million received from equipment sale and leaseback transactions completed by Spansion, a $40 million cash note to Spansion from Fujitsu as part of the formation of Spansion LLC as of June 30, 2003, $155 million of capital investment allowances received from the Federal Republic of Germany for the Fab 30 project and $35 million of proceeds from issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options, offset by $141 million in payments on debt and capital lease obligations, and a $74 million increase in our compensating cash balance, which represented the minimum cash balance that AMD Saxony was required to maintain in order to comply with the minimum liquidity covenant set forth in the Fab 30 Term Loan.

Purchase of Spansion LLC 12.75% Senior Subordinated Notes due 2016

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion Inc., issued to us $175 million aggregate principal amount of the Spansion Senior Notes. We purchased the Spansion Senior Notes for approximately $158.9 million in cash, or 90.828% of face value. The Spansion Senior Notes are general unsecured obligations of Spansion LLC and will rank junior to any existing and future senior debt of Spansion Inc. or Spansion LLC. Interest is payable on April 15 and October 15 of each year beginning April 15, 2006 until the maturity date of April 15, 2016. Spansion LLC’s obligations under the Spansion Senior Notes are guaranteed by Spansion Inc., Spansion Technology Inc., a subsidiary of Spansion Inc., and any restricted subsidiary of Spansion that guarantees any of Spansion’s public debt in the future. Because we can sell these notes to a third party in a private transaction, and we intend to sell them in 2006, we classified these notes as short-term investments.

Liquidity

We believe that cash flows from operations and current cash, cash equivalent and short-term investment balances, together with available external financing, will be sufficient to fund our operations and capital investments in the short term and long term, including the estimated additional $1.6 billion in capital expenditures that we plan to incur for the Fab 36 project from 2006 through 2008. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, we issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes was payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes were redeemable by us at our option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that we were not able to redeem the 4.50% Notes unless the last reported sale price of our common stock was at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

During the fourth quarter of 2004, we exchanged $201 million of the 4.50% Notes into shares of our common stock in a series of transactions. As a result of these exchange transactions, we recognized a charge of approximately $32 million, which represented the difference between the fair value of the shares issued in the transactions and the fair value of shares issuable pursuant to the original conversion terms of the 4.50% Notes. During the fourth quarter of 2005, holders of the remaining 4.50% Notes elected to convert their 4.50% Notes into shares of our common stock. Accordingly, as of December 25, 2005 the 4.50% Notes were no longer outstanding.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at December 25, 2005, and is supplemented by the discussion following the table. Because of the closing of Spansion’s IPO on December 21, 2005, we no longer include Spansion’s contractual cash obligations in the table below.

Principal contractual cash obligations at December 25, 2005 were:

	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and beyond
	(In thousands)
4.75% Convertible (1) Debentures	$500,000	$—	$—	$—	$—	$—	$500,000
7.75% Notes (2)	600,000	—	—	—	—	—	600,000
Repurchase Obligations to Fab 36 Partners (3)	151,924	37,981	37,981	37,981	37,981	—	—
AMD Penang Term Loan	4,831	1,525	1,526	1,526	254	—	—
Capital Lease Obligations	113,534	3,718	4,193	4,686	5,082	5,784	90,071
Other Long-term Liabilities	66,288	—	17,649	17,892	14,986	14,958	803
Operating Leases (4)	325,530	50,826	47,738	43,942	36,124	32,953	113,947
Unconditional Purchase Commitments (4)(5)	1,388,504	490,391	279,200	226,819	62,804	56,183	273,107
Total principal contractual cash obligations	$3,150,611	$584,441	$388,287	$332,846	$157,231	$109,878	$1,577,928

(1)

On January 12, 2006, we sent a notice of redemption to the holders of our 4.75% Debentures with a redemption date of February 6, 2006. Prior to the redemption date, holders of the 4.75% Debentures elected to convert their 4.75% Debentures into 21,378,605 shares of our common stock pursuant to the original terms of the 4.75% Debentures.
(2)	On January 27, 2006, we sent a notice of redemption to the holders of the 7.75% Notes with a redemption date of February 26, 2006, for the redemption of 35 percent (or $210 million) of the aggregate principal amount of the 7.75% Notes. On February 27, 2006, the holders of the redeemed 7.75% Notes received 107.75 percent of the principal amount of the redeemed 7.75% Notes, plus accrued but unpaid interest, if any, to, but excluding, the redemption date.
(3)	This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(4)	Purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.
(5)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table above.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002 we issued $500 million of our 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

The 4.75% Debentures were convertible by the holders into our common stock at a conversion price of $23.38 per share at any time. At this conversion price, each $1,000 principal amount of the 4.75% Debentures is convertible into approximately 43 shares of our common stock. Issuance costs incurred in the amount of approximately $14 million are amortized ratably, which approximates the effective interest method, over the term of the 4.75% Debentures, as interest expense.

As of February 5, 2006, the 4.75% Debentures became redeemable by us for cash at our option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest.

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

On January 12, 2006, we sent a notice of redemption to the holders of the 4.75% Debentures, with a redemption date of February 6, 2006. Prior to the redemption date, holders of the 4.75% Debentures elected to convert their debentures into 21,378,605 shares of our common stock pursuant to the original terms of the 4.75% Debentures. Accordingly, as of February 6, 2006, the 4.75% Debentures were no longer outstanding.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes (the 7.75% Notes) are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the agreement. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875%
Beginning on November 1, 2009 through October 31, 2010	101.938%
Beginning on November 1, 2010 through October 31, 2011	100.000%
On November 1, 2011	100.000%

In addition, on or prior to November 1, 2007, we may redeem up to 35 percent of the 7.75% Notes with the proceeds of certain sales of our equity securities at 107.75 percent of the principal amount thereof plus accrued and unpaid interest.

Holders have the right to require us to repurchase all or a portion of our 7.75% Notes in the event that we undergo a change of control, as defined in the indenture governing the 7.75% Notes at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest.

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries from:

•	incurring additional indebtedness;

•	paying dividends and making other restricted payments;

•	making certain investments, including investments in our unrestricted subsidiaries;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling our assets as an entirety or substantially as an entirety.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method. We anticipate that approximately $4 million will be charged to interest income and other income (expense), net as a result of redemption described below.

On January 27, 2006, we sent a notice of redemption to the holders of the 7.75% Notes, with a redemption date of February 26, 2006, for the redemption of 35 percent (or $210 million) of the aggregate principal amount of the outstanding 7.75% Notes. On February 27, 2006, the holders of the redeemed 7.75% Notes received

107.75 percent of the principal amount of the redeemed 7.75% Notes, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. In connection with this redemption, we expect to incur a loss of approximately $20 million, which will be recorded in the first quarter of 2006.

We may elect to purchase or otherwise retire our 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our new 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to our other wafer manufacturing facility, Fab 30. Fab 36 is owned by AMD Fab 36 KG, a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary. Fab 36 will produce advanced microprocessor products, and we expect first production shipments of products manufactured using 300-millimeter wafers in the first quarter of 2006.

To date, we have provided the majority of financing for the Fab 36 project. In addition, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving up to approximately $644 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36 from 2006 through 2008 will be approximately $1.6 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of $694 million under the partnership agreements, revolving loans from us of up to approximately $890 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to approximately $380 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $831 million from a consortium of banks;

•	up to approximately $644 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $198 million of cash has been received as of December 25, 2005; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 25, 2005, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

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

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $831 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. Although AMD Fab 36 KG attained these milestones in January 2006, several conditions must still be fulfilled before AMD Fab 36 KG can draw on the loans. We anticipate that these conditions will be fulfilled in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

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

As of December 25, 2005, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $694 million, Leipziger Messe agreed to provide an aggregate of $237 million and Fab 36 Beteiligungs agreed to provide an aggregate of $143 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 25, 2005, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $59 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $95 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $71 million in annual 20 percent installments commencing in October 2005. On September 30, 2005, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $14 million of Fab 36 Beteiligungs’ silent partnership contributions.

For accounting and financial reporting purposes under U.S. generally accepted accounting principles, we initially classified the portion of the silent partnership contribution that is mandatorily redeemable as debt at its fair value at the time of issuance because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the carrying value of this debt towards our ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. We record this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward our ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005, AMD Fab 36 KG had received $166 million of silent partnership contributions and $214 million of limited partnership contributions, which includes a New Silent Partnership Amount of $59 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $644 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our financial statements and amortize them to operations ratably starting from December 2004 through December 2012. Currently, we amortize the grant amounts as a reduction to research and development expenses. At such time as Fab 36 begins producing revenue-generating products, which is expected to be in the first quarter of 2006, we will amortize these amounts as a reduction to cost of sales. For allowances, we will amortize the amounts as a reduction of depreciation expense ratably over the life of the equipment, starting from the first quarter of 2006 because these allowances are intended to subsidize the capital investments in equipment. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of December 25, 2005, AMD Fab 36 KG had received cash allowances of $68 million for capital investments made in 2003 and 2004 as well as cash grants of $130 million for capital investments made in 2003 and 2004 and a prepayment for capital investments planned in 2005 and the first half of 2006.

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

Under the Fab 36 Loan Agreements, AMD Fab 36 KG, AMD Fab 36 Holding and AMD Fab 36 Admin are generally prevented from paying dividends or making other payments to us. In addition, AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	our failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under the indenture governing our 7.75% Notes. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at December 25, 2005, of 0.843 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of equity contributions or partnership contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through December 25, 2005, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

AMD Penang Term Loan

On January 29, 2004, our subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of December 25, 2005) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 25, 2005 was approximately $5 million. This loan was transferred to Spansion Penang in January 2006 by novation of the outstanding amounts, and therefore, this loan is no longer outstanding.

Capital Lease Obligations

As of December 25, 2005, we had aggregate outstanding capital lease obligations of $114 million. These capital lease obligations primarily represent obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing needs. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13, “Accounting for Leases.” These capital lease obligations are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of December 25, 2005, were $326 million, of which $91 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of December 25, 2005, were $1.4 billion for periods through 2020. These purchase commitments include $559 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $226 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table above only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through 2011 would be between $276 million and $306 million. In addition, unconditional purchase commitments also include $107 million for software maintenance agreements that require periodic payments through 2009. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of $66 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of $342 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $20 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Guarantees

Guarantees of Indebtedness Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 25, 2005 related to underlying liabilities that are already recorded on our consolidated balance sheet as of December 25, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on our consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners (1),(2)	$151,924	$37,981	$37,981	$37,981	$37,981	$—	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” above.

Guarantees of Indebtedness not Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 25, 2005 for which the related underlying liabilities are not recorded on our consolidated balance sheet as of December 25, 2005 and their expected expiration dates:

	Amounts Guaranteed (1)	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$37,981	$—	$37,981	$—	$—	$—	$—
AMTC rental guarantee (2)	118,837	—	—	—	—	—	118,837
Spansion Japan term loan guarantee (3)	43,363	24,779	18,584	—	—	—	—
Spansion capital lease guarantees (3)	35,851	32,598	3,253	—	—	—	—
Spansion operating lease guarantees (3)	7,072	3,997	2,050	1,025	—	—	—
Other	3,448	3,448	—	—	—	—	—
Total guarantees	$246,552	$64,822	$61,868	$1,025	$—	$—	$118,837

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, we agreed to maintain our guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $142 million revolving credit facility and a $89 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 25, 2005, we guaranteed up to $38 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $119 million. As of December 25, 2005, $83 million was drawn under the revolving credit facility, and $57 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Japan Term Loan Guarantee

As a result of the formation of Spansion LLC on June 30, 2003, the third-party loans of FASL were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of FASL, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As a result of Spansion’s IPO, the amount outstanding under this loan facility is no longer consolidated on our consolidated balance sheet.

Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility. We agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. As of December 25, 2005, $72 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement.

Spansion Capital Lease Guarantee

We guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $35 million as of December 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $7 million as of December 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because we concluded the fair value of the guarantees is not significant after considering various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Other Financial Matters

Termination of Revolving Credit Facility.    On December 23, 2005, we terminated the Amended and Restated Loan and Security Agreement dated as of July 7, 2003 among us, AMD International Sales & Services Ltd., Bank of America, N.A., as agent and the other lenders party thereto and repaid all of our existing obligations in full. Because no amounts were drawn under this credit facility at the time of our termination, the amount we paid to the lenders, which consisted of outstanding fees and expenses, was not material. As part of the termination, the lenders terminated and released all security interests and liens held by them as security for our obligations.

Secondary Equity Offering.    On January 27, 2006, we closed the offering of 14,096,000 shares of our common stock. The net proceeds to us from this equity offering, after deducting underwriting commissions and discounts, but prior to deducting offering expenses, were approximately $495 million. We will use approximately $226 million of the net proceeds from this offering to fund the redemption of 35 percent of the aggregate principal amount of our 7.75% Senior Notes due 2012. We intend to use the balance of the net proceeds for capital expenditures, working capital and other general corporate purposes, including the possible repayment of indebtedness.

Depending on our cash position, we may from time to time elect to retire certain of our outstanding debt through open market or privately negotiated transactions or by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Spansion Agency Agreement.    We have entered into an agency agreement with Spansion pursuant to which we have agreed to continue to ship products to and invoice Spansion’s customers in our name on behalf of Spansion until Spansion has the capability to do so on its own. Prior to shipping the product to Spansion’s customers, we purchase the applicable product from Spansion and pay Spansion the same amount that we invoice Spansion’s customers. In performing these services, we act as Spansion’s agent for the sale of Spansion’s Flash memory products, and we do not receive a commission or fees for these services. Under the agreement, Spansion assumes full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumes credit and inventory risk related to these product sales.

In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record sales of Spansion’s Flash memory products and the related cost of sales on a net basis on our consolidated statements of operations. As a result, the net impact to our net sales and cost of sales is zero. With respect to our consolidated balance sheet, sales to Spansion’s customers are included in our “Accounts Receivable” line item whereas the payables to Spansion that relate to the products we purchased from Spansion are reflected in our “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts.”

AMD/Spansion Service Agreements.    We are party to various service agreements with Spansion. Under our IT Services Agreement and General Services Agreement, we provide, among other things, information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to Spansion. For services rendered, we are paid fees in an amount equal to cost plus five percent except for services procured by us from third parties, which are provided to Spansion at cost.

Unless otherwise earlier terminated, each of these service agreements expires on June 30, 2007, but each of us may extend the term by mutual agreement. Spansion has the ability to terminate individual services under the general services agreements at any time and for any reason upon at least six months’ advance notice. With respect to the IT service agreements and general service agreements, if we failed to comply with applicable service levels for a particular service and have not rectified such performance failure, Spansion may terminate such service after 60 days have elapsed since Spansion first notified us of the failure to perform the service. Moreover, Spansion may terminate an entire IT service agreement or general services agreement if we breach our material obligations under the respective agreement and do not cure the default within 90 days after receipt of a notice of default from Spansion. Similarly, we can terminate the respective agreement for Spansion’s failure to make payments when due if Spansion fails to cure such default within 90 days after receipt of notice of default.

Outlook

We are focused on increasing sales and growing market share in a profitable manner. However we are in an extremely competitive business. Microprocessor products compete on performance, quality, reliability, cost, selling price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves and successive generations of products are developed and introduced for sale.

We expect sales during the first quarter of 2006 to be flat to slightly down from the fourth quarter of 2005.

Also, during the first quarter of 2006, we expect operating expenses, which include research and development expenses and marketing, sales and administrative expenses, to increase by approximately 6 percent from comparable operating expenses in the fourth quarter of 2005, which excludes those operating expenses related to the Memory Products segment.

In 2006, we expect capital expenditures to be approximately $1.4 billion and depreciation and amortization expense to be approximately $825 million. We expect our tax rate to be between 10 percent to 15 percent.

In addition, in 2006 Spansion’s results of operations will continue to impact our results of operations. These results will be reflected in the “Equity in Income (Loss) of Unconsolidated Investee” line item on our statement of operations and for 2006 will be based on our ownership of Spansion, which was 37.9 percent as of December 25, 2005.

Supplementary Stock-Based Incentive Compensation Disclosures

Section I.    Stock-Based Incentive Program Description

Our stock stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, our stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under our equity compensation plans that were in effect before April 29, 2004, (the Prior Plans), including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards are made only from the 2004 Plan. Under our Prior Plans key employees generally were, and under the 2004 Plan key employees generally have been, granted nonqualified stock options (NSOs) to purchase our common stock. Generally, options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. Any incentive stock options (ISOs) granted under the Prior Plans or the 2004 Plan have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs ranged from $0.01 to the fair market value of the common stock on the date of grant.

We plan to grant employees primarily restricted stock units under the 2004 Plan in 2006.

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

Restricted Stock Units.    Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service may not fully vest for three years from the date of grant. Restricted stock units that are performance based may not vest for at least one year from the date of grant.

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

On April 27, 2005, we accelerated the vesting of all stock options outstanding under the 2004 Plan and our prior equity compensation plans that had exercise prices per share higher than the closing price of our stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of our common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration.

The primary purpose for accelerating the vesting was to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is effective for us beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options did not result in a charge based on U.S. generally accepted accounting principles.

On December 15, 2005, we accelerated the vesting of all outstanding AMD stock options and restricted stock units held by Spansion employees that would otherwise have vested from December 16, 2005 to

December 31, 2006. In connection with the modification of the terms of these options to accelerate their vesting, $1.2 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount was included in the pro forma stock compensation expense for the year ended December 25, 2005.

The primary purpose for accelerating the vesting of these awards was to minimize future compensation expense that we and Spansion would otherwise have been required to recognize in Spansion’s and our respective statements of operations with respect to these awards. If we had not accelerated the vesting of these awards, they would have been subject to variable accounting in accordance with the guidance provided in EITF Issue 96-18 and 00-12. This accounting treatment would have applied because following Spansion’s IPO, we no longer consolidate Spansion’s results of operations in our financial statements. Accordingly, Spansion employees are no longer considered our employees. Under variable fair value accounting, we would have been required to re-measure the fair value of unvested stock-based awards of our common stock held by Spansion employees after Spansion’s IPO at the end of each accounting period until such awards were fully vested.

In connection with the acceleration of the vesting of these awards, we recorded a compensation charge in the fourth quarter of 2005 of $1.5 million.

In addition to the acceleration of vesting of certain stock awards as indicated above, there are approximately 684,000 unvested AMD stock options and restricted stock units that are still held by Spansion employees which are currently subject to variable accounting. In accordance with EITF 00-12, the resulting compensation charge will be recorded in the Company’s consolidated statements of operations in the same caption as the equity in income ( loss) of unconsolidated investee.

Section II.    General Option Information

The following is a summary of stock option activity for the years ended December 25, 2005 and December 26, 2004:

	Year Ended December 25, 2005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	53,702	$13.58	40,969	$12.92
Granted	8,145	$18.42	26,121	$14.54
Canceled	(1,081)	$15.22	(3,425)	$23.20
Exercised	(14,838)	$11.31	(9,981)	$10.08
Outstanding at end of year	45,928	$15.14	53,684	$13.58
Exercisable at end of year	36,832	$14.94	32,250	$13.72
Available for grant at beginning of year	23,901		29,613
Available for grant at end of year	15,668		23,901

In-the-money and out-of-the-money stock option information as of December 25, 2005, was as follows:

	Exercisable		Unexercisable			Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares		Weighted Average Exercise Price
	(In thousands except share price)
In-the-Money	35,470,046	$14.02	9,094,702	N/A	(3)	44,564,748		$14.41
Out-of-the-Money(1)	1,361,496	$38.97	2,000	N/A	(3)	1,363,496		$38.97
Total Options Outstanding	36,831,542	$14.94	9,096,702	N/A	(3)	45,928,244	(2)	$15.14

(1)	Out-of-the-money stock options have an exercise price equal to or above $30.50, the closing price of AMD’s common stock, on December 23, 2005, the last trading day of fiscal year 2005.
(2)	Includes 69,396 shares outstanding from treasury stock as non-plan grants.
(3)	Weighted average exercise price information is not available.

Section III.    Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors were as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net grants(1) during the period as % of outstanding shares(2)	2.11%	5.79%	(4.87)%
Grants to listed officers(3) during the period as % of total awards granted	14.22%	3.59%	11.77%
Grants to listed officers during the period as % of outstanding shares	0.30%	0.24%	0.19%
Cumulative options and awards held by listed officers as % of total options and awards outstanding	16.85%	11.94%	22.90%

(1)	Grants are net of canceled awards.
(2)	Outstanding shares as of December 25, 2005, December 26, 2004 and December 28, 2003.
(3)	The “listed officers” are those executive officers listed in the summary compensation table in our proxy statements for our annual meeting of stockholders held in 2005, 2004 and 2003.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We will adopt SFAS 123R in the first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We will apply the modified prospective method, which requires that compensation expense be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for unvested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements and will depend on the levels of share-based payments granted in the future. Due to the acceleration of options during 2005, the compensation expense previously reported in pro forma disclosures is not expected to be representative of future expected compensation expense. In addition, beginning in 2006, AMD will change its method of valuation for share-based awards granted from the Black-Scholes option-pricing model, which was previously used for our pro forma information required under SFAS 123, to a lattice-binominal option-pricing model. In 2006, we also expect to issue fewer stock options than have been issued in the past, and plan to grant employees primarily restricted stock units.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 in the first quarter of 2006 and do not expect that the adoption of this standard will have a material impact on our consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted material (spoilage) are required to be recognized as current period charges. In addition, the statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement at the beginning of 2006. Because we are already in compliance with SFAS 151, the adoption of this statement will not have an impact on its consolidated results of operations and financial condition.

RISK FACTORS

Risks Related to Our Business

Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively.

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server category of the microprocessor market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities can result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including pricing and allocation strategies and actions, such as aggressive pricing for microprocessors to increase market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers; and

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its OEM customers.

For example, Intel exerts substantial influence over PC manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and PC system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the PC system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a PC system. As a result, PC OEMs are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

We expect Intel to maintain its dominant position in the microprocessor market and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies.

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 65-nanometer process technology whereas we expect to make our first production shipments of products manufactured on 300-millimeter wafers using 90-nanometer process technology in the first quarter of 2006. We expect to begin commercial shipments of microprocessors manufactured using 65-nanometer technology by the end of 2006. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

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

•	the continued support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit software applications and applications that can take advantage of the functionality of dual-core processors;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors, in the volume and with the performance and feature set required by our customers.

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

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. Furthermore, we cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

For example, we have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval by IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. We anticipate that under this agreement, from December 25, 2005 through December 25, 2011, we would pay fees to IBM of between $502 million and $562 million in connection with joint development projects. In addition, from the beginning of 2002 through December 25, 2005, we paid $339 million to IBM in connection with agreements and services related to license grants and research and development activities.

If this agreement were to be terminated, we would either have to resume certain research and development activities internally or find an alternate partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the timely achievement of the milestones set forth in the joint development agreement is critical to our ability to continue to manufacture microprocessors at Fab 36 using advanced process technologies.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products that incorporate our semiconductors;

•	excess inventory levels in the channels of distribution, including our customers;

•	excess production capacity; and

•	substantial declines in average selling prices.

For example, in 2001 and 2002 we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. If the semiconductor industry were to experience a downturn in the future, we would be materially adversely affected.

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. A market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our business is dependent upon the market for mobile and desktop PCs, and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If demand for computers is below our expectations, we could be materially adversely affected. In addition, potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell, Inc., could further materially adversely affect us.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. In 2005, sales of our products to high-growth markets such as China, Eastern Europe and India increased compared to 2004, and these markets are an important area of future growth for us. If demand from these markets is below our expectations, sales of our products may not grow, and may even decrease, which would have a material adverse effect on us.

Intense competition in the microprocessor market could materially adversely affect us.

Our principal competitor in the microprocessor market is Intel Corporation. Microprocessor products compete on performance, quality, reliability, cost, selling price, adherence to industry standards, software and hardware compatibility, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale.

We may not be able to compete effectively if we fail to reduce our manufacturing costs and develop, introduce and sell on a timely basis, new products or enhanced versions of existing products at competitive prices.

We depend on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. Accordingly, we depend on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components that support our microprocessor offerings. In recent years, many of these third-party designers and manufacturers have lost significant market share to Intel or exited the business. If we are unable to secure sufficient support for our microprocessor products from these designers and manufacturers, or if suppliers of chipsets cannot provide us with sufficient quantities of chipset products to meet our demand, our business would be materially adversely affected.

If we are ultimately unsuccessful in any of our antitrust lawsuits against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with AMD. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act.

If our antitrust lawsuits against Intel are ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor Computation Products customers accounted for a significant percentage of our total net sales in 2005. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, such as high performance, low-power processors, we could be materially adversely affected.

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

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become an additional manufacturer of our AMD64-based microprocessors. We expect that Chartered will begin production in 2006. The ability of Chartered to begin production on a timely basis depends on several factors beyond our control, including Chartered’s ability to implement our technology at their facilities on a timely basis.

In addition, the additional capacity gained through the use of 300-millimeter wafers at Fab 36 plays a fundamental role in our growth plans for the next several years. We plan to add production output at Fab 36 on a year-to-year basis. If we are not able to achieve our production plans at Fab 36 on a timely basis, we may not have sufficient manufacturing capacity to meet demand for our products. If we cannot obtain sufficient manufacturing capacity to meet demand for our products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Certain raw materials we use in manufacturing our products are available only from a limited number of suppliers.

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers. Although we are in the process of qualifying alternate sources, we do not believe that they currently have sufficient capacity to meet our requirements for SOI wafers. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

Industry overcapacity could cause us to under-utilize our manufacturing facilities and have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and we expect them to continue to do so. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate.

In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. We are substantially increasing our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and larger wafers and making significant capital investments in our existing manufacturing facilities. If the increase in demand for our products is not consistent with our expectations, we may underutilize our manufacturing facilities. This has in the past had, and in the future may have, a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, construction delays, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process.

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

We have a substantial amount of indebtedness that could adversely affect our financial position.

Our indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures or fulfill our obligations.

For 2005, our capital expenditures were $1.5 billion which included Spansion’s capital expenditures through December 20, 2005. For 2006, we plan to make approximately $1.4 billion of capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to $890 million to AMD Fab 36 KG (based on an exchange rate of 0.843 euros to one U.S. dollar as of December 25, 2005). Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We and our subsidiaries may be able to incur substantially more debt, including secured debt, in the future.

Subject to the restrictions in the agreements governing our existing indebtedness, we and our subsidiaries may incur significant additional debt, including secured debt, in the future. In particular, AMD Fab 36 KG will have the ability, subject to achieving certain milestones, to borrow up to $831 million (based on an exchange rate of 0.843 euros to one U.S. dollar as of December 25, 2005) from a consortium of banks under its Fab 36 Loan Agreements.

Although the terms of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt due to a failure to meet drawdown conditions or otherwise, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Notes contains various covenants that limit our ability to:

•	incur additional indebtedness;

•	Pay dividends and make other restricted payments;

•	make certain investments;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from sales of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate or merge or sell our assets as an entirety or substantially as an entirety.

In addition, the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

Moreover, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness that results in acceleration of the maturity date or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indenture governing our 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indenture governing our 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to comply with the covenants in the subsidy grant documents that we receive from the State of Saxony, the Federal Republic of Germany and/or the European Union for Fab 30, Fab 36 or other research and development projects we may undertake in Germany, we may forfeit or have to repay our subsidies, which could materially adversely affect us.

We receive capital investment grants and allowances from the State of Saxony and the Federal Republic of Germany for Fab 36. We have also received capital investment grants and allowances as well as interest subsidies from these governmental entities for Fab 30. From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with any of the covenants in the grant documents, we may be materially adversely affected.

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

If one or more of our products were found to be defective after the product had been shipped to customers in volume, the cost of product replacements or product returns would be substantial, and our reputation with our customers would be damaged. In addition, we could incur substantial costs to implement modifications to fix defects. Any of these problems could materially adversely affect us.

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

We rely on a third-party provider to deliver our products to our customers and to distribute materials for our manufacturing facilities. In addition, we rely on a third party in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for our facilities could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days or more prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which are difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory. Because market conditions are uncertain, these and other factors could materially adversely affect us.

Our reliance on third-party distributors subjects us to certain risks.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. Our third party distributors have been a significant factor in our ability to increase sales of our products in certain high growth international markets. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be impacted and we would be materially adversely affected.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia and Singapore. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks for use in manufacturing our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales was 79 percent in 2005 and China was one of our largest and fastest growing markets.

The political and economic risks associated with our operations in foreign countries include, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Any conflict or uncertainty in the countries in which we operate, including public health or safety concerns, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

Worldwide economic conditions may adversely affect demand for our products. For example, China’s economy has been growing at a fast pace over the past several years, and the Chinese government introduced various measures to slow down the pace of economic growth. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

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

As a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars.

As a consequence, movements in exchange rates could cause our euro-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

From time to time, we have been notified, or third parties may bring actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of us and others can always be avoided or successfully concluded.

We are subject to a variety of environmental laws that could result in liabilities.

Our operations and properties are subject to various U.S. and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Our management systems are designed to maintain compliance. However, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities or other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party on Superfund clean-up orders for three sites in Sunnyvale, California. Although we have not yet been, we could be named a potentially responsible party at other Superfund or contaminated sites in the future. In addition, contamination that has not yet been identified could exist at our other facilities.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union has enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products, which affects semiconductor packaging. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California. Our assembly and test facilities are located in China, Malaysia and Singapore. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

Risks Related to Our Ownership of Spansion Inc. Common Stock

Spansion’s financial position, results of operations and cash flows were consolidated with ours through December 20, 2005, but as a result of its initial public offering, we currently report our interest in Spansion using the equity method of accounting. We currently own 48,529,403 shares, or approximately 37.9 percent, of Spansion’s outstanding common stock. As a result, our 37.9 percent share of Spansion’s net income (loss) will impact our net income (loss). The following risks and uncertainties that Spansion faces could affect Spansion’s financial position or results of operations and correspondingly our financial position and results of operations. These are not the only risks and uncertainties that Spansion faces. Spansion also faces many of the risks and uncertainties that we face as described above in this “Risk Factors” section, as well as those set forth in Spansion’s Registration Statement on Form S-1, as amended, and other SEC filings, to which we refer you.

The demand for Spansion’s products depends in part on continued growth in the industries and geographies into which they are sold. A market decline in any of these industries or geographies would have a material adverse effect on Spansion’s results of operations.

Spansion is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC peripheral equipment such as printers. Sales of Spansion products also depend on OEMs including increasing amounts of NOR Flash memory content in their products. In 2004 and 2005, demand from the wireless category of the Flash memory market drove a majority of Spansion’s sales. If demand for these products, or NOR Flash memory content in these products, is below Spansion’s expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, Spansion would be materially adversely affected.

Spansion has lost, and will continue to lose, rights to key intellectual property arrangements once it is no longer a beneficiary of our patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against Spansion.

As a majority owned subsidiary, Spansion had been the beneficiary of our intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in Spansion’s products and software used to operate its business. Following Spansion’s initial public offering, it was no longer a beneficiary under a number of those agreements. As a result, it lost rights to use important intellectual property that it was previously licensed to use and may therefore be subject to claims that it is infringing intellectual property rights of third parties through the manufacture and sale of its products and the operation of its business. Therefore, absent negotiating its own license agreements with third parties who own such intellectual property, Spansion will be vulnerable to claims by such parties that its products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against Spansion because it had been a majority owned subsidiary of ours. In addition, we believe that Spansion will lose additional rights under our patent cross-license agreements and other licenses once we no longer hold a majority of Spansion’s shares entitled to vote for the election of Spansion’s directors, assuming we are still party to such agreements and licenses at such time. The parties to these agreements and licenses, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive. The award of material damages, including material royalty payments, or the entry of an injunction, would have a material adverse effect on Spansion.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on Spansion.

Market acceptance of products based on Spansion’s MirrorBit technology is a critical factor impacting Spansion’s ability to increase revenues and market share as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of Spansion’s MirrorBit technology occurs at a slower rate than Spansion anticipates, Spansion’s ability to compete will be reduced, and Spansion would be materially adversely affected. If Spansion does not achieve market acceptance of products incorporating this technology, Spansion would be materially adversely affected.

Spansion Flash memory products are based on NOR architecture, and a significant market shift to NAND architecture could materially adversely affect Spansion.

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, Spansion’s Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. Spansion does not currently manufacture products based on NAND architecture. From 2003 through 2005, industry sales of NAND-based products grew at higher rates than sales of NOR-based products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In fact, in 2005, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. Moreover, the removable storage category of the Flash memory market, which is currently the second largest category after wireless, and is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based products over NOR-based products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than Spansion is today, which results in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, Spansion’s market share may decrease, which would materially adversely affect Spansion.

If Spansion fails to successfully develop products based on its new ORNAND architecture, or if there is a lack of market acceptance of products based on its ORNAND architecture, Spansion’s future operating results would be materially adversely affected.

As mobile phones become more advanced, they will require higher density Flash memory to meet increased data storage requirements. Spansion has stated its intention to position itself to address the increasing demand for higher density Flash memory within the wireless category of the Flash memory market by offering products based on its ORNAND architecture, which Spansion has recently introduced. The success of its ORNAND architecture requires that Spansion timely and cost effectively develop, manufacture and market ORNAND-based products that are competitive with NAND-based Flash memory products in the wireless category of the Flash memory market. If Spansion fails to develop and commercialize its ORNAND architecture on a timely basis or if Spansion’s ORNAND-based products fail to achieve acceptance in the wireless market, Spansion’s operating results would be materially adversely affected.

The loss of a significant mobile phone customer may have a material adverse effect on Spansion.

Sales of Spansion products are dependent to a large extent on demand for mobile phones. Historically, a small number of customers in the wireless category have driven a substantial portion of net sales. If one of these customers decided to stop buying Spansion’s products, or if one of these customers were materially to reduce its operations or its demand for Spansion’s products, Spansion would be materially adversely affected.

Spansion has a substantial amount of indebtedness which could materially adversely affect its financial condition.

Spansion has a substantial amount of indebtedness. This substantial indebtedness may:

•	require Spansion to use a substantial portion of its cash flow from operations to make debt service payments;

•	make it difficult for Spansion to satisfy its financial obligations;

•	limit Spansion’s ability to use its cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit Spansion’s flexibility to plan for, or react to, changes in its business and industry;

•	place Spansion at a competitive disadvantage compared to its less leveraged competitors; and

•	increase Spansion’s vulnerability to the impact of adverse economic and industry conditions.

If Spansion cannot generate sufficient operating cash flow and obtain external financing, it may be unable to make all of its planned capital expenditures.

Spansion’s ability to fund anticipated capital expenditures depends on generating sufficient cash flow from operations and the availability of external financing, which may not be available on favorable terms, if at all. Spansion’s capital expenditures, together with ongoing operating expenses, will be a substantial drain on Spansion’s cash flow and may decrease its cash balances. Spansion’s inability to obtain needed financing or to generate sufficient cash from operations may require it to abandon projects or curtail capital expenditures. However, if it cannot generate sufficient operating cash flow or obtain external financing, Spansion may be delayed in achieving such capacity, and Spansion would be materially adversely affected.

Spansion’s business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect Spansion’s results of operations unless it is able to reduce its costs or introduce new products with higher average selling prices.

Average selling prices for Spansion’s products historically have declined over relatively short time periods. Spansion is unable to predict pricing conditions for future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of Spansion’s products have decreased during the products’ lives. When Spansion’s average selling prices decline, its net sales and net income decline unless it is able to compensate by selling more units, reducing its manufacturing costs or introducing new, higher margin products that have higher densities and/or incorporate advanced features. If Spansion’s average selling prices continue to decline, its operating results could be materially adversely affected.

If Spansion’s cost reduction efforts are not effective, Spansion could be materially adversely affected.

Spansion is undertaking a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion products, controlling increasing testing costs and working with us and Fujitsu to reduce costs under services agreements. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, Spansion would be materially adversely affected.

Manufacturing capacity constraints may have a material adverse affect on Spansion.

There may be situations in which Spansion’s manufacturing facilities are inadequate to meet the demand for certain of Spansion’s products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on Spansion. For example, in the first half of 2004, Spansion was not able to meet demand for certain of its lower density embedded Flash memory products because in 2003 it underestimated demand for these products, and was unable to install additional wafer fabrication capacity on a timely basis. Spansion has stated its belief that this adversely impacted its relationships with customers who received reduced allocations, or did not receive allocations, of its embedded products, and Spansion has stated its belief that its competitors were able to take advantage of this situation to increase their market share. More recently, in the third quarter of 2005, Spansion experienced capacity constraints for final test and assembly of certain products. While Spansion is working internally and with subcontractors to realign and increase capacity to meet anticipated demand, Spansion does not expect to be able to do so in the short term. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facility or through foundry, subcontractor or similar arrangements with third parties, could have a material adverse effect on Spansion.

Spansion is party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products.

Tessera, Inc. filed a lawsuit against Spansion alleging that it has infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed Spansion that it has been informed by Texas Instruments that Texas Instruments believes that several of Spansion’s products infringe some of Texas Instruments’ patents. Fujitsu has also informed Spansion that it expects Spansion to defend and indemnify Fujitsu against Texas Instruments’ claims in accordance with the terms of Spansion’s distribution agreement with Fujitsu. Defending these claims and similar claims could be extremely expensive and time-consuming for Spansion, and defending these claims or others or the award of damages or an injunction could have a material adverse effect on Spansion.

Intense competition in the Flash memory market could materially adversely affect Spansion.

Spansion’s principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. and may also include the joint venture between Intel and Micron Technology, Inc. The principal bases of competition in the Flash memory market are cost, selling price, performance, quality and customer relationships. In particular, in the past, Spansion’s competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for Spansion’s products and adversely impacted Spansion’s results of operations. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Also, Spansion and certain of its competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has similar characteristics to Spansion’s MirrorBit technology which may allow these competitors to develop new Flash memory technology that is competitive with Spansion’s MirrorBit technology.

Spansion may not be able to compete effectively if it fails to reduce its manufacturing costs and develop, introduce and sell on a timely basis, new products or enhanced versions of existing products at competitive prices.

If Spansion is unable to timely and efficiently implement 300-millimeter wafer capacity for the manufacture of its Flash memory products, Spansion could be materially adversely affected.

Spansion has stated its intention to develop manufacturing capacity on 300-millimeter wafers for its Flash memory products. The timing for implementing 300-millimeter capacity will depend in part on the demand for

Spansion’s Flash memory products and the ability to fund the construction of such a facility if Spansion chooses to develop capacity internally. If Spansion is delayed in having this capacity or is unable to timely and efficiently ramp production on 300-millimeter wafers, Spansion would not achieve anticipated cost savings and capacity associated with this technology, and Spansion could be materially adversely affected.

If essential equipment or materials are not available to manufacture Spansion’s products, Spansion could be materially adversely affected.

Spansion’s manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. From time to time, suppliers may extend lead times, limit supply to Spansion or increase prices due to capacity constraints or other factors. Because the equipment that Spansion purchases is complex, it is difficult for it to substitute one supplier for another or one piece of equipment for another. Certain raw materials Spansion uses in manufacturing its products are available from a limited number of suppliers.

For example, Spansion purchases commercial memory die, such as SRAM, pSRAM, 1pSDRAM and NAND from third-party suppliers and incorporates these die into its multi-chip package products. Spansion’s production of Flash memory products was constrained in the first half of 2004 because of difficulties in procuring adequate supply of pSRAM. Some of Spansion’s major suppliers, including Samsung, are also its competitors in the Flash memory market. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If Spansion is unable to procure certain of these materials, Spansion may have to reduce its manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on Spansion.

If the market value of our shares of Spansion common stock remains below our book value of such shares for an extended period of time, then our results of operations may be adversely affected.

If the market value of our shares of Spansion common stock remains below our book value of such shares and the decline in the market value level is deemed “other than temporary,” then we may be required to take an impairment charge in the amount of the difference between the book value and the market value. For the quarter in which we took any such impairment charge, our results of operations could be adversely affected by the amount of such impairment charge. In addition, the carrying value of our investment in Spansion on our balance sheet would also be reduced. Therefore, sustained decreases in the market price of Spansion’s common stock could have an adverse effect on us and our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 25, 2005, substantially all of our investments in our portfolio were short-term investments and consisted primarily of bank notes, short-term corporate notes, short-term money market auction rate preferred stocks and short-term federal agency notes.

The majority of our debt obligations are fixed rate and long term. We continually monitor market conditions and enter into hedges when appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk.    We mitigate default risk by investing in only the highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk.

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion Inc., issued to us $175 million aggregate principal amount of the Spansion Senior Notes. We purchased the Spansion Senior Notes for approximately $158.9 million in cash, at 90.828 percent of face value. The Spansion Senior Notes are general unsecured obligations of Spansion LLC and will rank junior to any existing and future senior debt of Spansion Inc, or Spansion LLC. Interest is payable on April 15 and October 15 of each year beginning April 15, 2006 until the maturity date of April 15, 2016. Spansion LLC’s obligations under the Spansion Senior Notes are guaranteed by Spansion Inc., Spansion Technology Inc., a subsidiary of Spansion Inc., and any restricted subsidiary of Spansion that guarantees any of Spansion’s public debt in the future. Because we can sell these notes to a third party in a private transaction, and we intend to sell them in 2006, we classified these notes as short-term investments. The Spansion Senior Notes are not investment grade, and represent an exception to the general policy set forth above.

We use proceeds from debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 25, 2005 and comparable fair values as of December 26, 2004:

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fiscal 2005 Fair Value	Fiscal 2004 Fair Value
	(In thousands except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$488,080	$—	$—	$—	$—	$—	$488,080	$488,080	$511,566
Weighted-average rate	3.68%	—	—	—	—	—	3.68%	3.68%	2.19%
Variable rate amounts	$50,023	$—	$—	$—	$—	$—	$50,023	$50,023	$281,000
Weighted-average rate	4.21%	—	—	—	—	—	4.21%	4.21%	2.21%
Short-term investments:
Fixed rate amounts	$779,092	$—	$—	$—	$—	$158,957	$938,049	$938,049	$2,557
Weighted-average rate	4.50%	—	—	—	—	14.23%	6.15%	6.15%	2.50%
Variable rate amounts	$223,650	$—	$—	$—	$—	$—	$223,650	$223,650	$274,625
Weighted-average rate	4.31%	—	—	—	—	—	4.31%	4.31%	2.35%
Long-term investments:
Equity investments	$—	$—	$—	$—	$—	$3,942	$3,942	$6,544	$6,653
Fixed rate amounts	$13,344	$—	$—	$—	$—	$—	$13,344	$13,344	$13,676
Weighted-average rate	3.86%	—	—	—	—	—	3.86%	3.86%	2.26%
Total Investment Portfolio	$1,554,189	$—	$—	$—	$—	$162,899	$1,717,088	$1,719,690	$1,090,077
Debt Obligations
Debt—fixed rate amounts	$39,506	$39,507	$39,507	$38,235	$—	$1,100,000	$1,256,755	$1,410,407	$1,927,626
Weighted-average rate	10.80%	10.80%	10.80%	10.97%	—	6.39%	6.94%	6.94%	6.51%
Debt—variable rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$244,487
Weighted-average rate									3.55%
Capital leases	$3,718	$4,193	$4,686	$5,082	$5,784	$90,071	$113,534	$113,534	$183,406
Weighted-average rate	7.47%	7.53%	7.66%	8.03%	8.00%	8.00%	7.95%	7.95%	4.40%
Total Debt Obligations	$43,224	$43,700	$44,193	$43,317	$5,784	$1,190,071	$1,370,289	$1,523,941	$2,355,519

Foreign Exchange Risk.    As of December 25, 2005, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars.

As a consequence, movements in exchange rates could cause our euro-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. Our accounting policy for these instruments is based on our designation of such instruments as hedges of underlying exposure to variability in cash flows. We do not use these contracts for speculative or trading purposes.

As of December 25, 2005, we had an aggregate of $566 million (notional amount) of short-term foreign currency forward contracts and purchased call option contracts denominated in euro outstanding.

Commencing from December 26, 2005, we changed the functional currency for our German subsidiaries, AMD Saxony and AMD Fab 36 KG, from the euro to the U.S. dollar. Therefore, from 2006 and for the foreseeable future, all of our subsidiaries will use the U.S. dollar as their functional currency. The change in the functional currency of these subsidiaries is in accordance with SFAS 52, “Foreign Currency Translation”, (SFAS 52) and reflects the changed economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, we assessed the various economic factors relating to AMD Saxony and AMD Fab 36 KG and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate. However, locally incurred expenses of these subsidiaries will continue to be denominated in euro, and unfavorable currency exchange rate fluctuations would cause our euro-denominated expenses to increase as a percentage of net sales, thereby adversely affecting our profitability and cash flow. We will continue to monitor and to hedge this foreign risk exposure.

In addition, as a result of the Spansion IPO, as of December 21, 2005, we no longer have any foreign exchange risk related to Japanese yen, and approximately $370 million of Spansion’s debt to third parties, which was mostly variable rate, was deconsolidated from our financial position. During the time that Spansion’s results of operations were consolidated with our results of operations, we had sales, costs, assets and liabilities that were denominated in Japanese yen. For example, sales of Spansion Flash memory products in Japan were denominated in yen and certain manufacturing costs related to Spansion Flash memory products were denominated in yen.

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 25, 2005 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward and option contracts as of December 25, 2005 and December 26, 2004. All of our foreign currency forward contracts and option contracts mature within the next 12 months.

	Fiscal 2005			Fiscal 2004
	Notional Amount	Average contract rate	Estimated fair value	Notional amount	Average contract rate	Estimated fair value
	(In thousands except contract rates)
Foreign currency forward contracts:
Japanese yen	$—	—	$—	$10,542	104.3400	$(73)
European Union euro	239,198	1.2020	3,005	11,846	1.1846	1,685
Foreign currency option contracts:
European Union euro	$326,481	1.3002	$(12,872)	$460,707	1.2869	$28,375
Total:	$565,679		$(9,867)	$483,095		$29,987

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements Of Operations

	Three Years Ended December 25, 2005
	2005	2004	2003
	(In thousands, except per share amounts)

Net sales	$4,972,408	$3,924,339	$3,070,228
Net sales to related party (see Note 4)	875,169	1,077,096	448,940

Total net sales	5,847,577	5,001,435	3,519,168
Expenses:
Cost of sales	3,455,812	3,032,585	2,327,063
Research and development	1,144,025	934,574	852,075
Marketing, general and administrative	1,016,085	807,011	587,307
Restructuring and other special charges (recoveries), net	—	5,456	(13,893)

	5,615,922	4,779,626	3,752,552

Operating income (loss)	231,655	221,809	(233,384)
Interest income and other income (expense), net	13,571	(31,150)	21,116
Interest expense	(104,960)	(112,328)	(109,960)

Income (loss) before minority interest, loss on dilution of equity interest in Spansion Inc., equity in net income of unconsolidated investee and income taxes	140,266	78,331	(322,228)
Minority interest in net loss of consolidated subsidiaries	125,151	18,663	44,761
Loss on dilution of equity interest in Spansion Inc. (see Note 3)	(109,681)	—	—
Equity in net income of unconsolidated investee (see Note 3)	3,105	—	5,913
(Benefit) provision for income taxes	(6,642)	5,838	2,936

Net income (loss)	$165,483	$91,156	$(274,490)

Net income (loss) per common share:
Basic	$0.41	$0.25	$(0.79)
Diluted	$0.40	$0.25	$(0.79)

Shares used in per share calculation:
Basic	400,004	358,886	346,934
Diluted	440,776	371,066	346,934

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2005	December 26, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$633,067	$918,377
Short-term investments	1,002,742	277,182
Spansion senior subordinated notes (see Note 3)	158,957	—
Total cash and cash equivalents and short-term investments	1,794,766	1,195,559
Accounts receivable	818,305	564,538
Accounts receivable from Fujitsu (see Note 4)	—	172,871
Allowance for doubtful accounts	(12,774)	(17,837)
Total accounts receivable, net	805,531	719,572
Inventories:
Raw materials	17,762	63,875
Work-in-process	225,003	571,651
Finished goods	145,866	239,264
Total inventories	388,631	874,790
Deferred income taxes	92,606	87,836
Prepaid expenses and other current assets	334,016	350,240
Notes receivable from Spansion (see Note 4)	21,701	—
Other receivable from Spansion (see Note 4)	121,585	—
Total current assets	3,558,836	3,227,997
Property, plant and equipment:
Land and land improvements	28,814	77,977
Buildings and leasehold improvements	1,027,822	2,449,389
Equipment	3,309,869	7,920,517
Construction in progress	1,121,100	589,700
Total property, plant and equipment	5,487,605	11,037,583
Accumulated depreciation and amortization	(2,786,605)	(6,803,776)
Property, plant and equipment, net	2,701,000	4,233,807
Other assets	303,294	382,406
Notes receivable from Spansion (see Note 4)	3,307	—
Net investment in Spansion	721,342	—
Total assets	$7,287,779	$7,844,210

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets—(Continued)

	December 25, 2005	December 26, 2004
	(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622,610	$636,229
Accounts payable to Spansion (see Note 4)	233,224	—
Accounts payable to Fujitsu (see Note 4)	—	18,894
Accrued compensation and benefits	226,874	191,431
Accrued liabilities	388,998	437,161
Accrued royalties payable to Fujitsu (see Note 4)	—	8,180
Restructuring accruals, current portion	18,615	18,997
Income taxes payable	3,326	47,145
Deferred income on shipments to distributors	141,898	141,738
Current portion of long-term debt and capital lease obligations	43,224	220,828
Current portion of long-term debt payable to Fujitsu (see Note 4)	—	10,000
Other current liabilities	143,192	115,773
Total current liabilities	1,821,961	1,846,376
Deferred income taxes	92,606	104,246
Long-term debt and capital lease obligations, less current portion	1,327,065	1,598,268
Long-term debt payable to Fujitsu (see Note 4)	—	30,000
Other long-term liabilities	459,322	414,626
Minority interest	234,988	840,641
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01 per share; 750,000,000 shares authorized; shares issued: 442,196,017 as of December 25, 2005 and 398,505,543 as of December 26, 2004; shares outstanding: 435,526,719 as of December 25, 2005 and 391,738,648 as of December 26, 2004	4,355	3,917
Capital in excess of par value	2,800,306	2,407,770
Treasury stock, at cost (6,669,298 shares as of December 25, 2005 and 6,766,895 shares as of December 26, 2004)	(90,138)	(91,101)
Retained earnings	473,678	308,497
Accumulated other comprehensive income	163,636	380,970
Total stockholders’ equity	3,351,837	3,010,053
Total liabilities and stockholders’ equity	$7,287,779	$7,844,210

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 25, 2005

	Number of Shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
December 29, 2002	344,528	$3,445	$2,014,464	$(93,217)	$492,668	$49,905	$2,467,265
Comprehensive loss:
Net loss	—	—	—	—	(274,490)	—	(274,490)
Other comprehensive income:
Net change in unrealized gains on investment, net of taxes of $3,692	—	—	—	—	—	7,723	7,723
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($1,371)	—	—	—	—	—	(3,736)	(3,736)
Net change in cumulative translation adjustments	—	—	—	—	—	219,123	219,123
Net change in unrealized gains on cash flow hedges, net of taxes of $28,612	—	—	—	—	—	51,447	51,447
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($33,700)	—	—	—	—	—	(62,504)	(62,504)
Net change in minimum pension liability	—	—	—	—	—	(3,874)	(3,874)

Total other comprehensive income							208,179

Total comprehensive loss							(66,311)

Issuance of shares:
Employee stock plans	5,724	57	34,870	796	(287)	—	35,436
Compensation recognized under employee stock plans	—	—	1,920	—	—	—	1,920
December 28, 2003	350,252	$3,502	$2,051,254	$(92,421)	$217,891	$258,084	$2,438,310
Comprehensive income:
Net income	—	—	—	—	91,156	—	91,156
Other comprehensive income:
Net change in unrealized gains on investment, net of taxes of ($57)	—	—	—	—	—	73	73
Less: Reclassification adjustment for gains included in earnings, net of taxes of ($2,412)	—	—	—	—	—	(4,215)	(4,215)
Net change in cumulative translation adjustments	—	—	—	—	—	114,850	114,850
Net change in unrealized gains on cash flow hedges, net of taxes of $20,636	—	—	—	—	—	63,625	63,625
Less: Reclassification adjustment for gains included in earnings, net of taxes of (28,612)	—	—	—	—	—	(51,447)	(51,447)

Total other comprehensive income							122,886

Total comprehensive income							214,042

Issuance of shares:
Employee stock plans	12,096	121	122,786	1,320	(550)	—	123,677
Induced conversion of convertible debt	29,391	294	232,716	—	—	—	233,010
Compensation recognized under employee stock plans	—	—	1,014	—	—	—	1,014
December 26, 2004	391,739	$3,917	$2,407,770	$(91,101)	$308,497	$380,970	$3,010,053
Comprehensive loss:
Net income	—	—	—	—	165,483	—	165,483
Other comprehensive loss:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	4,225	4,225
Net change in cumulative translation adjustments	—	—	—	—	—	(192,186)	(192,186)
Net change in unrealized losses on cash flow hedges, net of taxes of $0	—	—	—	—	—	(48,228)	(48,228)
Less: Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	15,740	15,740
Net change in minimum pension liability						3,115	3,115

Total other comprehensive loss							(217,334)

Total comprehensive loss							(51,851)

Issuance of shares:
Employee stock plans	16,447	165	188,523	963	(302)	—	189,349
Conversion of the remaining 4.5% Senior Convertible Notes Due 2007 (see Note 8)	27,341	273	198,826	—	—	—	199,099
Compensation recognized under employee stock plans	—	—	5,187	—	—	—	5,187
December 25, 2005	435,527	$4,355	$2,800,306	$(90,138)	$473,678	$163,636	$3,351,837

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements Of Cash Flows

	Three Years Ended December 25, 2005
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$165,483	$91,156	$(274,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in net loss of subsidiaries	(125,151)	(18,663)	(44,761)
Depreciation	1,163,937	1,173,598	955,560
Amortization	55,407	50,654	40,103
Provision for doubtful accounts	(5,063)	(2,821)	1,752
Equity in income of unconsolidated investee	(3,105)	—	(5,913)
Other than temporary impairment of equity investments	—	—	2,339
(Benefit) provision for deferred income taxes	(21,806)	(39,240)	2,971
Write-off of goodwill	15,683
Restructuring and other special charges (recoveries), net	—	5,456	(9,994)
Charge relating to induced conversion of 4.5% Notes (See Note 8)	—	31,767	—
Interest expense paid with stock	—	3,769	—
Charge for early extinguishment of Fab 30 Term Loan	—	6,012	—
Foreign grant and subsidy income	(110,043)	(87,485)	(75,302)
Loss on disposition of equity interest in Spansion Inc.	109,681	—	—
Gain from partial sale of net assets to Spansion LLC	—	—	(5,681)
Net loss on equipment sale and lease back transaction	(751)	—	16,088
Net loss (gain) on disposal of property, plant and equipment	5,851	(3,775)	3,862
Net gain realized on sale of available-for-sale securities	—	(7,464)	(3,736)
Compensation recognized under employee stock plans	5,187	1,014	1,920
Recognition of deferred gain on sale of building	(1,680)	(1,681)	(1,681)
Tax benefit (expense) on minority interest in net loss of subsidiaries	9,948	5,938	(1,766)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(276,230)	(164,892)	67,877
Decrease (increase) in accounts receivable from Fujitsu	172,871	15,027	(187,898)
Increase in inventories	(27,780)	(179,981)	(77,426)
Decrease in prepaid expenses and other current assets	8,382	35,062	70,247
Increase in notes and other receivable from Spansion	(118,579)	—	—
Increase in other assets	(10,444)	(21,061)	(12,614)
Decrease (increase) in tax refund receivable	6,500	(12,600)	(6,555)
Increase (decrease) in taxes payable	(36,401)	5,775	19,882
Refund of customer deposits under long-term purchase agreements	(17,500)	(20,500)	(26,500)
Net increase (decrease) in payables and accrued liabilities	312,308	234,532	(192,848)
Increase (decrease) in accounts payable to related party	214,330	(13,076)	40,150
Increase (decrease) in accrued royalties payable to Fujitsu	(8,180)	—	—
Net cash provided by operating activities	1,482,855	1,086,521	295,586
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,513,173)	(1,440,137)	(570,316)
Net cash acquired from formation and consolidation of Spansion LLC	—	—	147,616
Proceeds from sale of property, plant and equipment	9,679	34,183	29,939
Proceeds from Spansion repayment of intercompany loans	260,717	—	—
Acquisitions, net of cash acquired	—	—	(6,265)
Purchases of available-for-sale securities	(1,561,800)	(377,087)	(1,029,884)
Proceeds from sale and maturity of available-for-sale securities	836,152	227,257	1,512,093
Net cash impact of change in status of Spansion from consolidated subsidiary to unconsolidated investee	(133,075)	—	—
Purchase of Spansion senior subordinated notes	(158,957)	—	—
Other	(9,125)	—	—
Net cash (used in) provided by investing activities	(2,269,582)	(1,555,784)	83,183

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Three Years Ended December 25, 2005
	2005	2004	2003
	(In thousands)
Cash flows from financing activities:
Proceeds from notes payable to banks	77,489	—	7,350
Proceeds from borrowings, net of issuance cost	168,637	745,377	—
Proceeds from borrowings from Fujitsu (see Note 4)	—	—	40,000
Repayments of debt and capital lease obligations	(315,509)	(897,619)	(140,933)
Proceeds from foreign grants and subsidies	163,459	30,110	155,349
Proceeds from sale leaseback transactions	129,171	59,531	244,647
Proceeds from limited partners’ contribution (see Note 8)	89,606	127,916	—
Change in compensating balance	—	223,808	(74,447)
Proceeds from issuance of stock	189,349	123,677	35,436
Other	(8,013)	—	—
Net cash provided by financing activities	494,189	412,800	267,402
Effect of exchange rate changes on cash and cash equivalents	7,228	6,657	32,173
Net (decrease) increase in cash and cash equivalents	(285,310)	(49,806)	678,344
Cash and cash equivalents at beginning of year	918,377	968,183	289,839
Cash and cash equivalents at end of year	$633,067	$918,377	$968,183
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest, net of amounts capitalized (see Note 9)	$139,173	$69,814	$81,303
Income taxes	$39,875	$33,550	$(7,309)
Non-cash investing activities:
Equipment purchased through acquisition	$—	$—	$2,932
Formation and consolidation of Spansion LLC (see Note 4):
Total non-cash net assets of Manufacturing Joint Venture	$—	$—	$768,000
Total non-cash net assets contributed by Fujitsu	$—	$—	$154,000
AMD contribution of investment in Manufacturing Joint Venture	$—	$—	$390,069
Non-cash financing activities
Equipment sale leaseback transaction	$78,145	$34,366	$273,131
Capital leases	$119,002	$—	$12,157
Conversion of senior convertible debt	$201,500	$201,000	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2005, December 26, 2004 and December 28, 2003

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a leading semiconductor company with manufacturing or testing facilities in the United States, Europe, and Asia and sales offices throughout the world. References herein to the “Company” means AMD and its consolidated subsidiaries, including prior to December 21, 2005, Spansion Inc. (formerly, Spansion LLC) and its subsidiaries. The Company designs, manufactures and markets microprocessor solutions for the computing, communications and consumer electronics markets. These solutions include embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the initial public offering (IPO) of Spansion Inc. on December 21, 2005 (see Note 3), the Company also manufactured and sold Flash memory devices through its formerly consolidated majority owned subsidiary, Spansion LLC.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2005, 2004 and 2003 were 52-week years, which ended on December 25, December 26 and December 28.

Principles of Consolidation.    The consolidated financial statements included the Company’s accounts and those of its wholly-owned subsidiaries, including the results of operations of Spansion Inc. through December 20, 2005 (see Note 3). Due to Spansion’s IPO on December 21, 2005 (see Note 3), the Company’s ownership interest in Spansion was diluted from 60 percent to 37.9 percent, and as a result the Company no longer consolidates Spansion’s financial position, results of operations or cash flows subsequent to the IPO. Therefore, the Company has used the equity method of accounting to reflect its share of Spansion’s net income (loss) from December 21, 2005 through December 25, 2005.

Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority owned subsidiaries, are reported as “minority interest.” Also, included in the financial statements, under the equity method of accounting, is the Company’s percentage equity share of certain investees’ operating results, including Spansion, where the Company has the ability to exercise significant influence over the operations of the investee.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, impairment of long-lived assets and deferred income taxes.

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book or that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors. The Company also sells its products to distributors with substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain cooperative advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recorded as a reduction of revenue unless they qualify for cost recognition under Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Shipping and handling costs associated with product sales are included in cost of sales.

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. Obsolete inventories are written off.

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

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government cleanup activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made. (See Note 16.)

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Investments.    The Company classifies its marketable debt and equity securities at the date of acquisition as either held to maturity or available for sale. Substantially all of the Company’s investments in marketable debt and equity securities are classified as available-for-sale. These securities are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in interest and other income (expense), net. The cost of securities sold is based on the specific identification method.

The Company classifies investments with remaining time to maturity of less than twelve months as short-term investments. Short-term investments generally consist of money market auction rate preferred stocks and debt securities such as commercial paper, corporate notes, certificates of deposit and marketable direct obligations of United States governmental agencies. Available-for-sale securities with remaining time to maturity greater than twelve months are classified as short term when they represent investments of cash that are intended to be used in current operations.

Derivative Financial Instruments.    The Company is primarily subject to foreign currency risks for transactions denominated in euros. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted euro denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value, and are reflected in prepaid expenses and other current assets or accrued liabilities, with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income (loss) and subsequently recognized in cost of sales in the same period the hedged forecasted transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized in cost of sales, offsets the gain or loss on the hedged transactions. As of December 25, 2005, the Company expects to reclassify the amount accumulated in other comprehensive income to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

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

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net unrealized gain or loss will be recorded as a component of interest income and other income (expense), net.

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

Treasury Stock.    The Company accounts for treasury stock acquisitions using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to capital in excess of par value. If the reissuance price is less than the cost, the difference is also recorded to capital in excess of par value to the extent there is a cumulative treasury stock paid in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded to retained earnings.

Product Warranties.    The Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers for all other microprocessor and embedded processor products. Under limited circumstances, the Company may offer an extended limited warranty to direct purchasers of microprocessor products that are intended for systems targeted at the commercial end markets.

Foreign Currency Translation/Transactions.    As of December 25, 2005 and for the three years then ended, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony), and AMD Fab 36 LLC & Co. KG (AMD Fab 36 KG) whose functional currency was the euro. Additionally, Spansion Japan, a consolidated subsidiary of AMD until December 20, 2005, uses the Japanese yen as its functional currency. For subsidiaries whose functional currency is the U.S. dollar, assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for non monetary assets and liabilities. Net revenue, cost of sales and expenses have been remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement have been included in net income (loss). Adjustments resulting from translating the foreign currency financial statements of AMD Saxony, AMD Fab 36 KG, and Spansion Japan into the U.S. dollar have been included as a separate component of accumulated other comprehensive income. In addition, the gains or losses resulting from transactions denominated in currency other than the functional currencies have been recorded in net income (loss). The aggregate exchange gain (loss) included in determining net income (loss) was $(8) million in 2005, $40 million in 2004 and $88 million in 2003.

Beginning in 2006, the functional currency of AMD Saxony and AMD Fab 36 KG will be the U.S. dollar. The change in the functional currency of these subsidiaries is in accordance with SFAS 52, “Foreign Currency Translation”, (SFAS 52) and reflects the changed economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to AMD Saxony and AMD Fab 36 KG and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate. Consequently, these subsidiaries will no longer generate translation adjustments which would impact the balance of accumulated other comprehensive income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income. The Company will continue to include its proportionate share of the translation adjustments relating to Spansion Japan in accumulated other comprehensive income.

Guarantees.    The Company accounts for guarantees in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. However, this is limited to those guarantees issued or modified after December 31, 2002. The recognition of fair value is not required for certain guarantees such as the parent’s guarantee of a subsidiary’s debt to a third party or guarantees on product warranties. For those guarantees excluded from FIN 45’s fair value recognition provision, financial statement disclosures of their terms are made (see Note 13).

Foreign Grants and Subsidies.    The Company receives or has received investment grants and allowances from the Federal Republic of Germany and the State of Saxony in connection with Fab 30 and Fab 36 in Dresden, Germany. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant subsidy grant documents. Accordingly, amounts received are recorded as a long-term liability on the Company’s financial statements. Fab 30 related subsidies are amortized to operations ratably through December 2007 as a reduction to operating expenses. Fab 36 related investment allowances are amortized into operations ratably over the lives of the underlying asset. Fab 36 related grants are amortized to operations ratably through December of 2012 as a reduction to operating expenses.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met.

Advertising Expenses.    Advertising expenses for 2005, 2004 and 2003 were approximately $333 million, $225 million and $148 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue in accordance with EITF 01-09.

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any potential dilutive securities, if dilutive. Potential dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share for the years ended:

	2005	2004	2003
	(In thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$165,483	$91,156	$(274,490)

Effect of assumed conversion of 4.50% convertible notes:
Interest expense, net of tax	9,156	—	—
Profit sharing expense adjustment, net of tax	(355)	—	—

Numerator for diluted income (loss) per common share	$174,284	$91,156	$(274,490)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	400,004	358,886	346,934
Effect of dilutive securities:
Employee stock options	15,199	12,180	—
4.50% convertible notes	25,573	—	—

Dilutive potential common shares	40,772	12,180	—

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	440,776	371,066	346,934

Net income (loss) per common share:
Basic	$0.41	$0.25	$(0.79)
Diluted	$0.40	$0.25	$(0.79)

Potential dilutive common shares of approximately 21.4 million and 48.7 million for the years ended December 25, 2005 and December 26, 2004, which were associated with the assumed conversion of outstanding convertible notes and debentures, were not included in the net income per common share calculation, as their inclusion would have been antidilutive. The Company incurred a net loss for 2003. Potential dilutive common shares of approximately 79.0 million for 2003, which included both shares issuable upon the assumed exercise of outstanding employee stock options and the assumed conversion of outstanding convertible notes and debentures, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income.

The following are the components of accumulated other comprehensive income:

	2005	2004
	(In thousands)
Net unrealized gains on available-for-sale securities, net of taxes of $1,010 in 2005 and $1,010 in 2004	$4,326	$1,997
Net unrealized gains (losses) on cash flow hedges, net of taxes of $0 in 2005 and $0 in 2004	(2,288)	30,200
Minimum pension liability	(759)	(3,874)
Cumulative translation adjustments	162,357	352,647
	$163,636	$380,970

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

Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflects the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Note 11 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123. Following is the pro forma effect on net income (loss) and net income (loss) per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	2005	2004	2003
	(In thousands except per share amounts)
Net income (loss)—as reported	$165,483	$91,156	$(274,490)
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax effects under APB 25	5,097	995	1,920
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects.	(122,055)	(155,519)	(80,464)
Net income (loss)—pro forma	$48,525	$(63,368)	$(353,034)
Basic net income (loss) per common share—as reported	$0.41	$0.25	$(0.79)
Diluted net income (loss) per common share—as reported	$0.40	$0.25	$(0.79)
Basic net income (loss) per common share—pro forma	$0.12	$(0.18)	$(1.02)
Diluted net income (loss) per common share—pro forma	$0.12	$(0.18)	$(1.02)

On April 27, 2005, the Company accelerated the vesting of all employee stock options outstanding under the Company’s 2004 Equity Incentive Plan and the Company’s prior equity compensation plans that had exercise prices per share higher than the closing price of the Company’s common stock on April 27, 2005, which was

$14.51. Options to purchase approximately 12 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of acceleration, no compensation expense was recorded in accordance with APB 25. In connection with the modification of the terms of these options to accelerate their vesting, $65 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the pro forma stock compensation expense for the year ended December 25, 2005.

The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense in the Company’s statement of operations associated with these options as measured under SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is required to be adopted by the Company effective the beginning of the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, instead of being disclosed in a pro forma footnote in the Company’s consolidated financial statements.

On December 15, 2005, the Company accelerated the vesting of all outstanding AMD stock options and restricted stock units held by Spansion employees that would otherwise have vested from December 16, 2005 to December 31, 2006 (See Note 3 below). In connection with the modification of the terms of these options to accelerate their vesting, $1.2 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount was included in the pro forma stock compensation expense for the year ended December 25, 2005.

Restructuring Charges.    The Company accounted for restructuring charges and subsequent changes in original estimates in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3) for exit and disposal activities as they were initiated prior to December 30, 2002. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

New Accounting Pronouncements.    In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company will adopt SFAS 123R in the first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. In March 2005, the Security Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

The Company will apply the modified prospective method, which requires that compensation expense be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for unvested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this Statement will have a material effect on its financial statements and the amount of the compensation expense will depend on the levels of share-based payments granted in the future. Due to the acceleration of options during 2005, the compensation expense previously reported in pro forma disclosures is not expected to be representative of future expected compensation expense. In addition, beginning in 2006, AMD will change its method of valuation for share-based awards granted from the Black-Scholes option-pricing model, which was previously used for the Company’s pro forma information required under SFAS 123, to a lattice-binominal option-pricing model. In 2006, the Company intends to issue fewer stock options than have been issued in the past, and intends to grant employees primarily restricted stock units.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of 2006 and does not expect that the adoption of this standard will have a material impact on its consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted material (spoilage) are required to be recognized as current period charges. In addition, the statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement at the beginning of 2006. Because the Company is already in compliance with SFAS 151, the adoption of this statement will not have an impact on its consolidated results of operations and financial condition.

NOTE 3:    Spansion Initial Public Offering

On December 21, 2005, the Company’s majority owned subsidiary, Spansion Inc. (Spansion), completed its initial public offering (IPO) of 47,264,000 shares of its Class A common stock as well as offerings of senior notes to the Company and institutional investors with an aggregate principal amount of approximately $425 million. In addition, the Company cancelled $60 million of the aggregate principal amount outstanding under Spansion LLC’s promissory note issued to the Company on June 30, 2003 in exchange for 5,000,000 shares of Spansion’s Class A common stock. As a result of the IPO, the Company owns a total of 48,529,403 shares, or 37.9 percent, of Spansion’s outstanding common stock. The Company did not receive any proceeds from Spansion’s IPO. The Company can not transfer any shares of Spansion’s common stock, except to majority owned subsidiaries, until the earlier of December 21, 2006 or the conversion of Spansion’s Class D common stock, which is a class of common stock owned by Fujitsu, into Class A common stock.

Dilution in Ownership Interest

Prior to the IPO, the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 have been included in the Company’s consolidated statements of operations and cash flows. Following the IPO, the Company’s ownership interest was diluted from 60 percent to 37.9 percent and the Company no longer exercises control over Spansion’s operations. Therefore, the Company has used the equity method of accounting to reflect its share of Spansion’s net income from December 21, 2005 through December 25, 2005. In connection with the Company’s reduction in its ownership interest in Spansion, the Company recorded a loss of $110 million which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by the Company. To the extent that the Company’s ownership in Spansion decreases in the future whether it is caused by disposal of its ownership interest or by Spansion’s issuance of additional common stock, the Company would record either a gain or a loss on such further dilution depending on the Spansion’s book value and fair value at that time, which could have a material effect on the Company’s results of operations in the period in which this ownership dilution occurs.

In addition, prior to Spansion’s IPO, as required by SFAS 142, “Goodwill and Other Intangible Assets,” the Company performed the annual goodwill impairment analysis associated with Spansion during the fourth quarter of 2005. Goodwill in the amount of approximately $16 million was originally recorded in June 30, 2003 as a result of the formation of Spansion LLC which was accounted for as a partial step acquisition and purchase business combination under SFAS 141, “Business Combinations,” and EITF Consensus No. 01-02, “Interpretations of APB Opinion No. 29.” After considering the fact that the estimated fair value of Spansion was less than its net book value and after comparing the estimated fair value of Spansion’s assets (other than goodwill) to their carrying value, the Company concluded that the implied fair value of goodwill was zero and therefore the entire $16 million was written off. This impairment charge was included in the Memory Products segment and is included in the marketing, general and administrative line of the Company’s consolidated statements of operations.

As of December 25, 2005, the carrying net book value of the Company’s net equity investment in Spansion amounted to approximately $721 million and the fair value of this investment was approximately $680 million based on Spansion’s market closing price on December 23, 2005, the last trading day of the fiscal year. Based on the relevant factors including the share price of Spansion during the period, its book value and its business plan, the Company concluded that there was no further impairment of the investment. In accordance with APB Opinion No. 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock,” if future factors indicate that a decline in the fair value of the investment is other than temporary, the Company would recognize a loss on investment at that time.

Purchase of Spansion LLC 12.75% Senior Subordinated Notes Due 2016

On December 21, 2005, Spansion LLC, a wholly-owned, indirect subsidiary of Spansion Inc., issued to the Company $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes). The Company purchased the Spansion Senior Notes for cash of approximately $158.9 million, or 90.828 percent of face value. The Spansion Senior Notes are general unsecured obligations of Spansion LLC and rank junior to any existing and future senior debt of Spansion Inc. or Spansion LLC. Interest is payable on April 15 and October 15 of each year beginning April 15, 2006 until the maturity date of April 15, 2016. Spansion LLC’s obligations under the Spansion Senior Notes are guaranteed by Spansion Inc., Spansion Technology Inc., a subsidiary of Spansion Inc., and any restricted subsidiary of Spansion that guarantees any of Spansion’s debt in the future.

Because the Company can sell these notes to a third party in a private transaction, and the Company intends to sell them in 2006, the Company classified them as short-term investment in the consolidated balance sheet.

Acceleration of AMD Stock Options and Restricted Stock Units held by Spansion Employees

On December 15, 2005, the Company accelerated the vesting of all outstanding AMD stock options and restricted stock units held by Spansion employees that would otherwise have vested from December 16, 2005 to December 31, 2006. In connection with the modification of the terms of these options to accelerate their vesting, $1.2 million was recorded as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount was included in the pro forma stock compensation expense for the year ended December 25, 2005.

The primary purpose for accelerating the vesting of these awards was to minimize future compensation expense that the Company and Spansion would otherwise have been required to recognize in its and Spansion’s respective consolidated statements of operations with respect to these awards. If the Company had not accelerated the vesting of these awards, they would have been subject to variable fair value accounting in accordance with the guidance provided in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.” This accounting treatment would have applied because subsequent to Spansion’s IPO, the Company no longer consolidates Spansion’s results of operations. Accordingly, Spansion employees are no longer considered employees of the Company. Under variable fair value accounting, the Company would have been required to re-measure the fair value of unvested stock-based awards of the Company’s common stock held by Spansion employees after Spansion’s IPO at the end of each accounting period until such awards were fully vested.

The acceleration of these awards resulted in a compensation charge in the Company’s fourth quarter of 2005 of $1.5 million, which was based on the estimated forfeiture rate of 7.94 percent. If actual forfeitures differ from the estimate used, the compensation charge will be adjusted accordingly.

In addition to the acceleration of vesting of certain stock awards as indicated above, there are approximately 684,000 unvested AMD stock options and restricted stock units that are still held by Spansion employees which are currently subject to variable accounting. In accordance with EITF 00-12, the resulting compensation charge will be recorded in the Company’s consolidated statements of operations in the same caption as the equity in income (loss) of unconsolidated investee.

NOTE 4:    Related-Party Transactions

The Company and Fujitsu Limited formed FASL LLC, later renamed Spansion LLC, effective June 30, 2003 by expanding an existing manufacturing joint venture that was formed in 1993 and in which the Company’s ownership interest was slightly less than 50 percent. Upon formation of Spansion LLC, the Company increased its ownership interest to 60 percent. From the date of formation through December 20, 2005, the Company held a 60 percent controlling equity interest in Spansion LLC and, therefore, consolidated the results of Spansion LLC’s operations. The Company accounted for the Spansion LLC transaction as a partial step acquisition and purchase business combination under the provision of SFAS 141, and EITF Consensus No. 01-02. As of December 21 2005, following the completion of Spansion’s IPO, the Company’s ownership interest was diluted to 37.9 percent and the Company no longer controlled Spansion’s operations. As a result, effective December 21, 2005, the Company started accounting for its investment in Spansion under the equity method of accounting.

June 30, 2003 to December 20, 2005

As part of the formation of Spansion LLC, both the Company and Fujitsu contributed their respective investments in their existing joint manufacturing venture, Fujitsu AMD Semiconductor Limited, or FASL. Prior to such contribution, the Company held a 49.992 percent ownership in this joint venture and accounted for its investment under the equity method of accounting. The Company also contributed its Flash memory inventory, its manufacturing facility located in Austin, Texas (Fab 25), its Flash memory research and development facility in Sunnyvale, California, and its Flash memory assembly and test facilities in Thailand, Malaysia and China to Spansion LLC.

Fujitsu also contributed its Flash memory division to Spansion LLC, including related inventory, cash, and its Flash memory assembly and test facility in Malaysia. In addition, Fujitsu loaned Spansion $40 million pursuant to a promissory note. In connection with Spansion’s IPO, Fujitsu exchanged this note for 3,333,333 shares of Spansion’s Class D common stock.

As part of the June 30, 2003 transaction, the Company and Fujitsu entered into various service contracts separately with Spansion LLC. The Company provided, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to Spansion LLC. Under these contracts, Fujitsu provided, among other things, certain information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to Spansion LLC’s Japanese subsidiary, Spansion Japan. Fees earned by the Company and incurred by Spansion LLC or its subsidiaries for these services during the period June 30, 2003 to December 20, 2005 were eliminated in consolidation.

In addition, prior to the formation of Spansion LLC, FASL provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. These plans were administered by Fujitsu and covered employees formerly assigned from Fujitsu and employees hired directly by FASL, and after the formation of Spansion LLC, Spansion Japan, the owner of FASL’s assets. In September 2005, Spansion Japan adopted a new pension plan and changed the formula to a cash balance formula. Assets and obligations were transferred from the Fujitsu Group Employee Pension Fund to this new Spansion Japan pension plan. The amount of pension cost and the unfunded pension liability related to these employees are not material to the Company’s consolidated financial statements.

The following table presents the significant related party transactions and account balances between the Company and FASL for the six month period during which the former investment was accounted for under the equity method:

Six months ended June 29, 2003
Royalty income from FASL	$24,611
Purchases from FASL	356,595
Sales to FASL	222,570

The following is condensed unaudited financial data for the FASL for the six month period through June 29, 2003:

Six months ended June 29, 2003
Net sales	$565,037
Gross profit	(12,955)
Operating loss	(14,958)
Net loss	(9,618)

The Company’s share of FASL’s net loss differed from the equity in net income previously reported on the condensed consolidated statements of operations. The difference was due to adjustments resulting from intercompany profit eliminations and differences in U.S. and Japanese tax treatment of FASL’s income, which were reflected on the Company’s consolidated statements of operations. The Company never received cash dividends from FASL.

As a result of the Spansion LLC transaction, Fujitsu became a related party of the Company beginning as of June 30, 2003 and until December 20, 2005, the date immediately preceding Spansion’s IPO (See Note 3). The following tables present the significant transactions and account balances between the Company and Fujitsu for the years ended December 25, 2005 and December 26, 2004 and for the six months ended December 28, 2003 and the balances receivable from or payable to Fujitsu at December 26, 2004:

	Year Ended		Six months ended December 28, 2003
	December 25, 2005(1)	December 26, 2004
	(In thousands)
Net sales to Fujitsu(2)	$875,169	$1,077,096	$448,940
Commercial die purchases from Fujitsu	93,102	141,117	41,332
Subcontract manufacturing purchases from Fujitsu	34,765	74,800	54,787
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	68,284	66,525	29,605
Distributor commissions due to Fujitsu	42,975	67,996	29,706
Service fees due to Fujitsu	19,882	33,493	21,261
Royalty fees due to Fujitsu	13,634	18,080	8,672

(1)	Reflects transactions through December 20, 2005.
(2)	Includes net sales of both Flash memory products and microprocessors to Fujitsu.

As of December 26, 2004
(In thousands)
Accounts receivable from Fujitsu	$172,871
Accounts payable to Fujitsu	18,894
Accrued royalties payable to Fujitsu	8,180
Notes payable to Fujitsu	40,000

The royalty expense due to Fujitsu represents the payments from Spansion LLC for its use of Fujitsu’s intellectual property. The distributor commission expense due to Fujitsu represents the compensation that Spansion LLC paid to Fujitsu in connection with Fujitsu’s distribution of Spansion Flash memory products.

The Company’s transactions with Fujitsu were based on terms that are consistent with those of similar arms-length transactions executed with third parties.

Subsequent to December 20, 2005

On December 21, 2005, Spansion became an unconsolidated equity investee of the Company. There were no significant transactions between the Company and Spansion relating to service agreements during the five day period, December 21 to December 25, 2005. The following table represents the significant account balances receivable from or payable to Spansion at December 25, 2005:

As of December 25, 2005
(In thousands)
Other receivable from Spansion	$121,585
Notes receivable from Spansion	25,008
Accounts payable to Spansion	233,224

In connection with the IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreement, the Company will continue to provide, among other things, information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to Spansion for a specified period. Under the amended patent cross-license agreement, Spansion will pay royalties to the Company based on a percentage of Spansion’s net sales.

In addition, the Company entered into an agency agreement with Spansion pursuant to which the Company has agreed to continue to ship products to and invoice Spansion’s customers in the Company’s name on behalf of Spansion until Spansion has the capability to do so on its own. Prior to shipping the product to Spansion’s customers, the Company purchases the applicable product from Spansion and pays Spansion the same amount that it invoices Spansion’s customers. In performing these services, the Company acts as Spansion’s agent for the sale of Spansion’s Flash memory products, and the Company does not receive a commission or fees for these services. Under the agreement, Spansion assumes full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumes credit and inventory risk related to these product sales.

In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records sales of Spansion’s Flash memory products and the related cost of sales on a net basis on its consolidated statements of operations. As a result, the net impact to the Company’s net sales and cost of sales is zero.

With respect to the Company’s balance sheet, sales to Spansion’s customers are included in the Company’s “Accounts Receivable” line item whereas the payables to Spansion that relate to the products the Company purchased from Spansion are reflected in its “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts.

NOTE 5:    Financial Instruments

Available-for-sale securities held by the Company as of December 25, 2005 and December 26, 2004 are as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Market Value
	(In thousands)
2005
Cash equivalents:
Commercial paper	$363,385	$—	$—	$363,385
Time deposits	124,696	—	—	124,696
Money market funds	50,022	—	—	50,022
Total cash equivalents	$538,103	$—	$—	$538,103
Short-term investments:
Commercial paper	$688,657	$—	$—	$688,657
Auction rate preferred stocks	223,650	—	—	223,650
Spansion Senior Notes (see Note 3)	158,957	—	—	158,957
Federal agency notes	90,435	—	—	90,435
Total short-term investments	$1,161,699	$—	$—	$1,161,699
Long-term investments:
Equity investments (included in other assets)	$3,942	$2,602	$—	$6,544
Grand Total	$1,703,744	$2,602	$—	$1,706,346
2004
Cash equivalents:
Time deposits	$129,918	$—	$—	$129,918
Federal agency notes	17,429	—	—	17,429
Money market funds	281,000	—	—	281,000
Commercial paper	364,219	—	—	364,219
Total cash equivalents	$792,566	$—	$—	$792,566
Short-term investments:
Corporate notes	$2,879	$—	$(322)	$2,557
Auction rate preferred stocks	274,625	—	—	274,625
Total short-term investments	$277,504	$—	$(322)	$277,182
Long-term investments:
Equity investments (included in other assets)	$3,492	$3,161	$—	$6,653
Grand Total	$1,073,562	$3,161	$(322)	$1,076,401

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

Except for auction rate preferred stock and the Spansion Senior Notes, all contractual maturities of the Company’s available-for-sale marketable securities at December 25, 2005 are within one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company classified auction rate preferred stock as short-term investments because the Company has the intent and the ability to sell them within one year.

The Company did not realize any gain or loss from sale of available-for-sale securities in 2005. The Company realized net gains from the sale of available-for-sale securities of $7.5 million in 2004 and $3.7 million in 2003.

At December 25, 2005 and December 26, 2004, the Company had approximately $13 million and $14 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, that are included in other assets on the accompanying consolidated balance sheet. The fair market value of these investments approximates their cost at December 25, 2005 and December 26, 2004.

Fair Value of Other Financial Instruments.    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Long-term debt and capital leases:
Capital leases	$113,534	$113,534	$184,853	$183,406
Long-term debt (excluding capital leases)	1,256,755	1,410,407	1,674,243	2,172,113
Total long-term debt and capital leases	1,370,289	1,523,941	1,859,096	2,355,519
Less: current portion	43,224	43,224	230,828	230,855
Total long-term debt and capital leases, less current portion	$1,327,065	$1,480,717	$1,628,268	$2,124,664

The fair value of the Company’s accounts receivable and accounts payable approximate carrying value based on existing payment terms.

NOTE 6:    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and derivative financial instruments used in hedging activities.

The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated AI, PI or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral. Concurrently with Spansion’s IPO, the Company also invested approximately $158.9 million in cash to purchase $175 million principal aggregate amount of Spansion Senior Notes. The Spansion Senior Notes are not investment grade. See Note 3.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the two customers who had the greatest accounts receivable balance for 2005 accounted for approximately 42 percent of total consolidated accounts receivable balance for 2005. Accounts receivable from Fujitsu accounted for approximately 23 percent of total consolidated accounts receivable balance for 2004. (See Note 4). Accounts receivable from the Company’s next largest customer accounted for 16 percent of total consolidated accounts receivable balance for 2004. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or corporate guarantees or advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the lower of the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties, or approximately $10 million, at December 25, 2005.

NOTE 7:    Income Taxes

The provision (benefit) for income taxes consists of:

	2005	2004	2003
	(In thousands)
Current:
U.S. Federal	$(4,309)	$14,436	$(20,288)
U.S. State and Local	750	—	—
Foreign National and Local	12,569	20,216	20,253
Total	9,010	34,652	(35)
Deferred:
U.S. Federal	(1,629)	—	7,090
U.S. State and Local	—	—	—
Foreign National and Local	(14,023)	(28,814)	(4,119)
Total	(15,652)	(28,814)	2,971
(Benefit) provision for income taxes	$(6,642)	$5,838	$2,936

Pre-tax loss from foreign operations was $207 million in 2005 and $30 million in 2004 after elimination of minority interest. Pre-tax income from foreign operations was $120 million in 2003 after elimination of minority interest.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 25, 2005 and December 26, 2004 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryovers	$189,033	$359,352
Deferred distributor income	73,477	45,097
Inventory valuation	5,191	66,638
Accrued expenses not currently deductible	141,582	140,641
Investments	22,850	27,920
Federal and state tax credit carryovers	335,984	301,721
Other	117,938	99,135
Total deferred tax assets	886,055	1,040,504
Less: valuation allowance	(741,119)	(693,619)
	144,936	346,885
Deferred tax liabilities:
Property, plant and equipment	(1,123)	(189,665)
Capitalized interest	(21,059)	(14,333)
Investment in Spansion	(16,643)	—
Unrealized gain on investments	—	(10,570)
Unrealized gain on balance sheet translation	(52,800)	(90,009)
Other	(46,791)	(52,599)
Total deferred tax liabilities	(138,416)	(357,176)
Net deferred tax assets (liabilities)	$6,520	$(10,291)

As of December 25, 2005 and December 26, 2004, non-current deferred tax assets of approximately $7 million and $6 million, respectively, were included in Other Assets on the Company’s condensed consolidated balance sheets. The change in net deferred taxes will not equal the deferred portion of the current year’s provision as a result of minority interest.

As of December 25, 2005, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance, which was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which, at December 25, 2005, in management’s estimate, is not more likely than not to be achieved. In 2005, the net valuation allowance increased by $48 million primarily as a result of continuing to provide valuation allowance for start-up losses at the Company’s new manufacturing operation in Germany. In 2004, the net valuation allowance decreased by $37 million primarily due to the utilization of net operating loss carryforwards. In 2003, the valuation allowance for deferred tax assets increased by $164 million to continue providing a valuation allowance against all of the Company’s net deferred tax assets in the United States. Approximately $118 million and $62 million of the valuation allowance for deferred tax assets as of December 25, 2005 and December 26, 2004, respectively, is for the stock option deduction arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized.

As of December 25, 2005, the Company had federal and state net operating loss carryforwards of approximately $67 million and $90 million, respectively. The Company also had foreign loss carryforwards of approximately $428 million. The Company also had federal and state tax credit carry-forwards of approximately $274 million and $95 million, respectively. The net operating loss and tax credit carry-forwards subject to expiration will expire at various dates beginning in 2006 through 2025, if not utilized.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

(In thousands except for percentages)	Tax Expense (Benefit)	Rate
2005
Statutory federal income tax expense	$55,611	35.0%
State taxes, net of federal benefit	750	0.5%
Foreign income at other than U.S. rates	(14,888)	(9.4)%
Foreign losses not benefited	85,852	54.0%
Benefit for net operating losses utilized	(133,967)	(84.3)%
Other	—	—%
	$(6,642)	(4.2)%
2004
Statutory federal income tax expense	$33,948	35.0%
State taxes, net of federal benefit	—	—%
Foreign income at other than U.S. rates	(20,689)	(21.3)%
Foreign losses not benefited	22,482	23.1%
Benefit for net operating losses utilized	(38,513)	(39.7)%
Tax on repatriated dividends	8,610	8.9%
Other	—	—%
	$5,838	6.0%
2003
Statutory federal income tax expense	$(97,113)	(35.0)%
State taxes, net of federal benefit	—	—%
Foreign income at other than U.S. rates	(21,579)	(7.7)%
Net operating losses not currently benefited	118,464	42.7%
Other	3,164	1.1%
	$2,936	1.1%

The Company has made no provision for U.S. income taxes on approximately $278 million of cumulative undistributed earnings of certain foreign subsidiaries through December 25, 2005 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $84 million.

NOTE 8:    Debt

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations as of December 25, 2005 and December 26, 2004 consist of:

	2005	2004
	(In thousands)
4.75% Convertible Senior Debentures Due 2022	$500,000	$500,000
4.50% Convertible Senior Notes Due 2007	—	201,500
7.75% Senior Notes Due 2012	600,000	600,000
Repurchase Obligations to Fab 36 Partners	151,924	121,931
AMD Penang Debt	4,831	6,325
Obligations under capital leases	113,534	184,853
July 2003 Spansion Term Loan	—	44,599
Spansion Japan Term Loan	—	127,389
Fujitsu Cash Note (see Note 4)	—	40,000
Spansion China Loan	—	32,499
	1,370,289	1,859,096
Less: current portion	43,224	230,828
Less: Fujitsu cash note	—	30,000
Long-term debt and capital lease obligations, less current portion	$1,327,065	$1,598,268

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

As of February 5, 2005, the 4.75% Debentures were redeemable by the Company for cash at its option at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest, provided that the Company could not redeem the 4.75% Debentures prior to February 5, 2006, unless the last reported sale price of its common stock is at least 130 percent of the then-effective conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date of the redemption notice. (See Note 17).

The redemption prices for the specified periods are as follows:

Period	Price as a Percentage of Principal Amount
Beginning on February 5, 2005 through February 4, 2006	102.375%
Beginning on February 5, 2006 through February 4, 2007	101.583%
Beginning on February 5, 2007 through February 4, 2008	100.792%
Beginning on February 5, 2008	100.000%

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, the Company issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes was payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes were redeemable by the Company at the Company’s option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that the Company could not redeem the 4.50% Notes unless the last reported sale price of its common stock is at least 150 percent of the then-effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

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

During the fourth quarter of 2005, holders of these notes elected to convert their notes into 27,340,557 shares of the Company’s common stock. Accordingly, as of December 25, 2005 the 4.50% Notes were no longer outstanding.

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

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries, which include all of the Company’s subsidiaries, from:

•	incurring additional indebtedness;

•	paying dividends and making other restricted payments;

•	making certain investments, including investments in the Company’s unrestricted subsidiaries;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to the Company;

•	using the proceeds from sales of assets;

•	Entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling the Company’s assets as an entirety or substantially as an entirety.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million is being amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method. (See Note 18.)

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

The Company’s new 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to the Company’s other wafer manufacturing facility, Fab 30. Fab 36 is owned by a German limited partnership named AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG. The Company controls the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is the Company’s indirect consolidated subsidiary. Fab 36 will produce advanced microprocessor products, and the Company expects first production shipments of products manufactured using 300-millimeter wafers in the first quarter of 2006.

To date, the Company has provided the majority of financing for the Fab 36 project. In addition, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. The Company also anticipates receiving up to approximately $644 million in grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from the Company of $694 million under the partnership agreements, revolving loans from the Company of up to approximately $890 million, a guarantee from the Company for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of up to approximately $380 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $831 million from a consortium of banks;

•	up to approximately $644 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $198 million of cash has been received as of December 25, 2005; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 25, 2005, the Company had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

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

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $831 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. Although AMD Fab 36 KG attained these milestones in January 2006, several conditions must still be fulfilled before AMD Fab 36 KG can draw on the loans. The Company anticipates that these conditions will be fulfilled in 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, the Company pledged its equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. AMD guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. (See Note 13). AMD also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of the Company’s and its subsidiaries’ cash, cash equivalents and short-term investments, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (group consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of December 25, 2005, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $694 million, Leipziger Messe agreed to provide an aggregate of $237 million and Fab 36 Beteiligungs agreed to provide an aggregate of $143 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions are due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 25, 2005, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $59 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $95 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $71 million in annual 20 percent installments commencing in October 2005. On September 30, 2005, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $14 million of Fab 36 Beteiligungs’ silent partnership contributions.

For accounting and financial reporting purposes under U.S. generally accepted accounting principles, the Company initially classifies the portion of the silent partnership contribution that is mandatorily redeemable as debt on the accompanying consolidated balance sheet at its fair value at the time of issuance because of the mandatory redemption features described in the prior paragraph. Each accounting period, the Company increases the carrying value of this debt towards its ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent to 13 percent. The Company records this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, the Company initially recorded these contributions as minority interest, based on their fair value. Each accounting period, the Company increases the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company is classifying this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005, AMD Fab 36 KG had received $166 million of silent partnership contributions and $214 million of limited partnership contributions, which includes a New Silent Partnership Amount of $59 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from the Company and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $644 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. The Company records the subsidies as long-term liabilities on its financial statements and amortizes them to operations ratably starting from December 2004 through December 2012. Currently, the Company amortizes the grant amounts as a reduction to research and development expenses. At such time as Fab 36 begins producing revenue-generating products, which is expected to be in the first quarter of 2006, the Company will amortize these amounts as a reduction to cost of sales. For allowances, the Company will amortize the amounts as a reduction of depreciation expense ratably over the life of the equipment, starting from the first quarter of 2006 because these allowances are intended to subsidize the capital investments in equipment. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of December 25, 2005, AMD Fab 36 KG had received cash allowances of $68 million for capital investments made in 2003 and 2004 as well as cash grants of $130 million for capital investments made in 2003 and 2004 and a prepayment for capital investments planned in 2005 and the first half of 2006.

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

•	the Company’s failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including minimum tangible net worth, minimum interest cover ratio, loan to fixed asset value ratio and a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under the indenture governing the Company’s 7.75% Notes. The Company cannot provide assurance that it would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on the Company.

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, the Company reports these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. The Company used the exchange rate at December 25, 2005, of 0.843 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of equity contributions or partnership contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through December 25, 2005, the Company used historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

AMD Penang Term Loan

On January 29, 2004, the Company’s subsidiary in Malaysia, AMD Export Sdn. Bhd., or AMD Penang, entered into a term loan agreement with a local financial institution. Under the terms of the loan agreement, AMD Penang can borrow up to 30 million Malaysian Ringgit (approximately $8 million as of December 25, 2005) in order to fund the purchase of equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 25, 2005 was approximately $5 million.

Capital Lease Obligations

As of December 25, 2005, the Company had aggregate outstanding capital lease obligations of $114 million. These capital lease obligations primarily represent obligations under certain energy supply contracts which AMD

Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing needs. The Company accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13, “Accounting for Leases.” These capital lease obligations are payable in monthly installments through 2020.

The gross amount of assets recorded under capital leases totaled approximately $116 million and $361 million as of December 25, 2005 and December 26, 2004, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $6 million and $158 million as of December 25, 2005 and December 26, 2004. The decrease in net assets recorded under capital leases was due to the impact of deconsolidating Spansion on December 21, 2005.

July 2003 Spansion Term Loan

Under the July 2003 Spansion Term Loan, as amended, amounts borrowed bear interest at a variable rate of LIBOR plus four percent. The loan was repaid in full during the third quarter of 2005.

Spansion Japan Term Loan

As a result of the formation of Spansion LLC (see Note 4), the third-party loans of the manufacturing joint venture were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of the manufacturing joint venture, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007.

As of December 25, 2005, due to the deconsolidation of Spansion as a result of Spansion’s IPO, the amount outstanding under this loan facility is no longer carried on the Company’s consolidated balance sheet.

Spansion China Loan

During the second quarter of 2004, Spansion (China) Limited, a subsidiary of Spansion LLC, entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million. The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent and the interest rate on the RMB denominated loans is fixed at 4.779 percent. The maximum term of each loan is 12 months from the date of each drawdown.

As of December 25, 2005, due to the deconsolidation of Spansion as a result of Spansion IPO, the amount outstanding under this loan facility is no longer carried on the Company’s consolidated balance sheet.

Future Payments on Debt and Capital Lease Obligations

For each of the next five years and beyond, the Company’s debt and capital lease payment obligations are:

	Long-term debt (Principal only)	Capital leases	Total
	(In thousands)
2006	39,506	$18,226	$57,732
2007	39,507	18,204	57,711
2008	39,507	18,135	57,642
2009	38,235	17,908	56,143
2010	—	17,909	17,909
Beyond 2011	1,100,000	151,125	1,251,125
Total	1,256,755	241,507	1,498,262
Less: amount representing interest	—	127,973	127,973
Total at present value	1,256,755	$113,534	$1,370,289

NOTE 9:    Interest Income and Other Income (Expense), Net & Interest Expense

Interest Income and Other Income (Expense), Net

	2005	2004	2003
	(In thousands)
Interest income	$37,210	$18,013	$19,702
Other income (expense), net	(23,639)	(49,163)	1,414
	$13,571	$(31,150)	$21,116

Interest income in 2005 was approximately $37 million compared to $18 million in 2004 due to increases in average interest rates and average cash balances.

Other income (expense), net in 2005 included a loss of approximately $10 million during the fourth quarter of 2005 resulting from the mark-to-market to earnings of certain foreign currency forward contracts which became ineffective in hedging against certain forecasted foreign currency transactions that are now not expected to occur due to the change of functional currency for AMD Fab 36 KG from the euro to the U.S. dollar and approximately $14 million of commitment and guarantee fees incurred in connection with the Fab 36 Loan Agreements, which is described in more detail in Note 8.

Other income (expense), net in 2004 included a charge of approximately $32 million related to a series of transactions pursuant to which the Company exchanged $201 million of its 4.50% Notes for its common stock. The charge represented the difference between the fair value of the common stock issued in the transactions and the fair value of the common stock issuable pursuant to the original conversion terms of the 4.50% Notes. In addition, other income (expense), net in 2004 included a charge of approximately $14 million in connection with the prepayment of the term loan agreement between the Company’s German subsidiary, AMD Saxony Limited Liability Company & Co. KG and a consortium of banks led by Dresdner Bank AG in order to finance Fab 30, the Fab 30 Term Loan. Other income (expense), net, in 2004 also included a loss of approximately $6 million during the second quarter of 2004 as a result of the mark-to-market to earnings of certain of foreign currency forward contracts that we used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which do not qualify as accounting hedges. In addition, other income (expense), net, in 2004 included a gain of $8 million from sale of available-for-sale investments, compared to a gain of $4 million in 2003. Other income (expense), net, in 2003 included a gain of approximately $6 million resulting from the partial sale of assets in connection with the formation of Spansion LLC, and $2 million in charges for other-than-temporary declines in the Company’s equity investments.

Interest Expense

	2005	2004	2003
	(In thousands)
Total interest charges	$140,053	$121,726	$111,433
Less: interest capitalized	(35,093)	(9,398)	(1,473)
Net interest expense recorded	$104,960	$112,328	$109,960

In 2005, interest expense consisted primarily of interest on the Company’s 7.75% Notes issued in October 2004, 4.50% Notes issued in November 2002, 4.75% Debentures issued in January 2002 and interest on other Spansion LLC’s long-term debt and capital lease obligations. The Company also capitalized interest during 2005 of $35 million in connection with its Fab 36 construction activities in Dresden, Germany.

In 2004 and 2003, interest expense consisted primarily of interest incurred under the Fab 30 Term Loan, interest on the Company’s 4.75% Debentures issued in January 2002 and 4.50% Notes issued in November 2002, interest on the July 2003 Spansion Term Loan and interest on other Spansion LLC’s long-term debt and capital lease obligations. The Company also capitalized interest during 2004 of $9 million in connection with its Fab 36 construction activities in Dresden, Germany.

NOTE 10:    Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment revenues and operating income (loss) before interest, taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to the third quarter of 2003, the Company had two reportable segments: the Core Products segment, which consisted of the microprocessor, memory products and other IC products operating segments, and the Foundry Services segment, which consisted of fees for products sold to Vantis Corporation, the Company’s former programmable logic devices subsidiary, and Legerity Inc., the Company’s former voice communication products subsidiary.

Effective June 30, 2003, the Company and Fujitsu executed agreements to integrate their Flash memory operations including the Company’s existing joint manufacturing venture, Fujitsu AMD Semiconductor Limited, or FASL, was contributed to a new entity, Spansion LLC, (formerly known as FASL LLC) which was owned 60 percent by the Company and 40 percent by Fujitsu. As a result of this transaction, the Company began consolidating Spansion’s results of operations on June 30, 2003. Prior to June 30, 2003 the Company accounted for its share of FASL’s operating results under the equity method.

As a result of the formation of Spansion LLC effective June 30, 2003 (See Note 3), the Company reorganized its operating segments and created the following two reportable segments:

•	the Computation Products segment, which includes microprocessor products for desktop and mobile PCs, servers and workstations and chipset products; and

•	the Memory Products segment, which includes Spansion Flash memory products.

In addition to the reportable segments, the Company also has the All Other category that is not a reportable segment. It includes several operating segments as well as certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments.

In the fourth quarter of 2004, the Company began presenting its Personal Connectivity Solutions operating segment as a separate reportable segment because this operating segment’s operating losses exceeded 10 percent of the combined operating income (loss) of all the Company’s operating segments. Therefore this operating segment became a reportable segment under the requirements of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Previously, the Company included its Personal Connectivity Solutions operating segment in its All Other category. The Personal Conductivity Solutions segment includes primarily low-power, high- performance x86 and MIPS architecture-based embedded microprocessors and products for global commercial and consumer markets.

The Company’s All Other category also includes Personal Internet Communicator (PIC) products, which were reviewed separately by the CODM beginning in the third quarter of 2005. PIC is not a reportable segment because the net operating results for the PIC operating segment constitute less than 10 percent of the combined operating income of all the operating segments. Prior to 2005, revenue from sales of PIC products was not material.

As a result of Spansion’s IPO in December 2005 and the deconsolidation of Spansion’s operating results effective December 21, 2005 discussed above, the Company allocated profit sharing and bonus expenses to the specific operating segments that earned them. Therefore, these expenses are no longer included in the All Other category.

As a result of Spansion’s IPO, the Company’s financial results of operations include Spansion’s financial results of operations as a consolidated subsidiary only through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of the Company’s financial results. Instead, the Company applied the equity method of accounting to reflect its share of Spansion’s net income (loss) from December 21, 2005 through December 25, 2005. Accordingly, the Company’s operating results, including the segment operating results for the Memory Products segment, for the year ended December 25, 2005 are not fully comparable with the results for 2004.

In addition, because prior to Spansion’s IPO, the Company held a 60 percent controlling interest in Spansion, Fujitsu’s 40 percent share in the net income (loss) of Spansion was reflected as a minority interest adjustment to the consolidated financial statements through December 20, 2005. This minority interest adjustment does not correspond to operating income (loss) of the Company’s Memory Products segment because operating income (loss) for its Memory Products segment includes operations incremental to those of Spansion. Furthermore, the minority interest calculation is based on Spansion’s net income (loss) rather than operating income (loss).

Prior to the formation of Spansion LLC on June 30, 2003, the results of operations for periods prior to June 30, 2003 did not include the consolidation of Spansion’s results of operations. Accordingly, the segment operating information for the Memory Products segment for the year ended December 26, 2004, is not fully comparable to the reclassified segment information for the prior period presented.

The following table is a summary of operating income (loss) by segment and category for 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
Computation Products Group
Net sales	$3,793,110	$2,527,674	$1,959,759
Operating income (loss)	617,608	265,968	(32,362)
Memory Products Group
Net sales	1,912,586	2,342,542	1,418,948
Operating income (loss)	(311,341)	34,906	(189,595)
Personal Connectivity Solutions Group
Net sales	136,228	130,637	140,359
Operating loss	(55,159)	(53,583)	(12,565)
All Other
Net sales	5,653	582	102
Operating loss	(19,453)	(25,482)	1,138
Total
Net sales	5,847,577	5,001,435	3,519,168
Operating income (loss)	231,655	221,809	(233,384)
Interest and other income (expense), net	13,571	(31,150)	21,116
Interest expense	(104,960)	(112,328)	(109,960)
Minority interest in net loss of consolidated subsidiaries	125,151	18,663	44,761
Loss on dilution of equity interest in Spansion Inc.	(109,681)	—	—
Equity in net income of unconsolidated investee	3,105	—	5,913
(Benefit) provision for income taxes	(6,642)	5,838	2,936
Net income (loss)	$165,483	$91,156	$(274,490)

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include both manufacturing and sales activities. The Company’s manufacturing subsidiaries are located in Germany, Malaysia, Singapore and China. Its sales subsidiaries are located in Europe, Asia and Latin America.

The following table summarizes sales for each of the three years ended December 25, 2005 and long-lived assets by geographic areas as of the two years ended December 25, 2005:

	2005	2004		2003
	(in thousands)
Sales to external customers:
United States	$1,205,278	$1,037,924	(1)	$720,679	(1)
Japan	597,951	1,084,465		575,479
Korea	328,501	167,130		316,893
China	845,520	464,373		—	(2)
Europe	1,480,417	1,312,613		1,179,474
Other Countries	1,389,910	934,930		726,643
	$5,847,577	$5,001,435		$3,519,168
Long-lived assets:
United States	$281,700	$982,191
Germany	2,181,627	1,983,032
Japan (3)	756	882,109
Other Countries	236,917	386,475
	$2,701,000	$4,233,807

(1)	Includes an insignificant amount of sales in Canada.
(2)	Breakdown was not available in 2003. Sales to China in 2003 were included in sales to Other Countries.
(3)	The Company no longer has significant assets in Japan due to change in status of Spansion from consolidated subsidiary to unconsolidated investee as a result of Spansion’s IPO. Spansion has significant assets in Japan.

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers comprising distributors and OEMs of computer and communications equipment. In 2005, net sales to one of the Company’s OEM was approximately $680 million, which accounted for approximately 12 percent of the Company’s consolidated net sales. The revenue from this customer was primarily attributable to the Computation Products segment. In 2005, net sales to Fujitsu were approximately $875 million, which accounted for approximately 15 percent of the Company’s consolidated net sales. The revenue from Fujitsu was primarily attributable to the Memory Products segment although Fujitsu is also an OEM customer with respect to the Company’s Computation Products segment.

In 2004, gross sales to one of the Company’s distributors was approximately $631 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from this customer was primarily attributable to the Computation Products segment. In 2004, gross sales to Fujitsu were approximately $1.1 billion, which accounted for approximately 22 percent of the Company’s consolidated gross sales. The revenue from Fujitsu was primarily attributable to the Memory Products segment, although Fujitsu was also an OEM customer with respect to the Company’s Computation Products segment. In 2003, gross sales to one of the Company’s distributors was approximately $458 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from this customer was primarily attributable to the Computation Products segment.

In 2003, gross sales to Fujitsu were approximately $449 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The revenue from Fujitsu was primarily attributable to the Memory Products segment, although Fujitsu was also an OEM customer with respect to the Company’s Computation Products segment. Other than Fujitsu who is both an OEM and distributor customer, no OEM customer accounted for more than ten percent of consolidated gross sales in 2003.

NOTE 11:    Stock-Based Incentive Compensation Plans

Stock-Based Incentive Program Description.    The Company’s stock based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan), which had previously been approved by our Board of Directors. Stock options available for grant under the Company’s equity compensation plans that were in effect before April 29, 2004, (the Prior Plans), including those that were not approved by our stockholders, were consolidated into the 2004 Plan. As of April 29, 2004, equity awards are made only from the 2004 Plan. Under the Company’s Prior Plans key employees generally were, and under the 2004 Plan key employees generally have been, granted nonqualified stock options (NSOs) to purchase the Company’s common stock. Generally, options vest and become exercisable over a four-year period from the date of grant and expire five to ten years after the date of grant. Any incentive stock options (ISOs) granted under the Prior Plans or the 2004 Plan have exercise prices of not less than 100 percent of the fair market value of the common stock on the date of grant. Exercise prices of NSOs ranged from $0.01 to the fair market value of the common stock on the date of grant.

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

Restricted Stock Units.    Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service may not vest for three years from the date of grant. Restricted stock units that are performance based may not vest for at least one year from the date of grant.

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

See Note 2 and Note 3 for a discussion of the two stock option accelerations which occurred during 2005.

The following table summarizes stock option activity and related information for the fiscal years presented:

	Year Ended December 25, 2005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	53,702	$13.58	40,969	$12.92
Granted	8,145	$18.42	26,121	$14.54
Canceled	(1,081)	$15.22	(3,425)	$23.20
Exercised	(14,838)	$11.31	(9,981)	$10.08
Outstanding at end of year	45,928	$15.14	53,684	$13.58
Exercisable at end of year	36,832	$14.94	32,250	$13.72
Available for grant at beginning of year	23,901		29,613
Available for grant at end of year	15,668		23,901

The following table summarizes information about options outstanding as of December 25, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(Shares in thousands)
$ 0.01 – $11.69	12,163	5.19	$8.90	9,887	$8.70
$11.70 – $14.86	17,341	5.94	14.43	14,198	14.51
$14.89 – $22.35	12,382	5.96	17.62	9,378	16.67
$22.38 – $45.50	4,042	5.26	29.35	3,369	30.22
	45,928	5.69	$15.14	36,832	$14.94

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. As of December 25, 2005, 2,341,327 common shares remained available for issuance under the plan. A summary of stock purchased under the plan for the specified fiscal years is shown below:

	2005	2004	2003
	(In thousands)
Aggregate purchase price	$23,079	$24,345	$17,060
Shares purchased	2,262	2,151	3,414

The weighted-average fair value of rights granted under the Company’s ESPP during 2005, 2004 and 2003 were $4.29, $2.66 and $4.86 per share.

Restricted Stock Units and Awards.    As of December 25, 2005, the Company had granted 1,095,401 units of restricted stock under its 2004 Plan. Compensation expense recognized for the restricted stock units for 2005 is approximately $2.8 million and the compensation expense recognized for prior periods is not significant. Compensation expense recognized for the restricted stock awards is not significant. Because the Company plans to grant employees primarily restricted stock units in the future, the compensation expense is expected to become increasingly significant for future periods.

Shares Reserved for Issuance.    The Company had a total of approximately 18,009,525 shares of common stock reserved as of December 25, 2005 for issuance under the 2004 Plan and the ESPP, including restricted stock awards.

Stock-Based Compensation—Pro Forma Disclosures.    Pursuant to SFAS 123, for pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Stock Options			ESPP
	2005	2004	2003	2005	2004	2003
Expected life (years)	3.00	3.68	3.27	0.25	0.25	0.25
Expected stock price volatility	63.9%	78.3%	82.9%	40.5%	45.2%	63.7%
Risk-free interest rate	3.84%	2.74%	1.99%	3.61%	1.69%	1.49%

The Company granted a total of 8,144,713 stock-based awards during 2005 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $18.42 and $8.07. The Company did not grant any stock-based awards with exercise prices greater than or less than the closing price of its common stock on the grant date during 2005. In addition, the Company also granted 1,052,401 shares of restricted stock in 2005 at less than the closing price of its common stock on the grant date. The grant price and weighted-average fair value of these awards were $0 and $21.88.

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

NOTE 12:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Company may authorize quarterly contributions. All employees, other than officers, who have worked with the Company for three months or more are eligible to participate in this program. Profit sharing expense was approximately $22 million in 2005, $14 million in 2004 and $4 million in 2003.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $13 million in 2005, $12 million in 2004 and $10 million in 2003.

NOTE 13:    Commitments and Guarantees

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements that expire at various dates through 2021. The Company also leases certain of its manufacturing and office equipment for terms ranging from one to five years. Rent expense was approximately $69 million, $63 million and $53 million in 2005, 2004 and 2003.

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including facilities vacated in connection with restructuring activities, and unconditional commitments to construct the 300-millimeter wafer fabrication facility and purchase manufacturing supplies and services are as follows:

	Operating leases	Purchase commitments
	(In thousands)
2006	$50,826	$490,391
2007	47,738	279,200
2008	43,942	226,819
2009	36,124	62,804
2010	32,953	56,183
Beyond 2010	113,947	273,107
	$325,530	$1,388,504

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 25, 2005, were approximately $326 million, of which $91 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 15.)

The Company, in the normal course of business, enters into purchase commitments for manufacturing supplies and services. Total non-cancelable purchase commitments as of December 25, 2005, were $1.4 billion for periods through 2020. These purchase commitments include $559 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $226 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In October 2005, our Board of Directors approved an amendment of this agreement, which, among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table above only reflects the Company’s obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through 2011 would to be between $276 million and $306 million. In addition, unconditional purchase commitments also include $107 million for software maintenance agreements that require periodic payments through 2009. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the total amount.

The Company accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 25, 2005 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheet as of December 25, 2005 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)(2)	$151,924	$37,981	$37,981	$37,981	$37,981	$—	$—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	This amount represents the silent partnership contributions that the Company is required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” in Note 8.

Guarantees of Indebtedness not Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 25, 2005 for which the related underlying liabilities are not recorded on the Company’s consolidated balance sheets as of December 25, 2005, and their expected expiration dates.

	Amounts Guaranteed(1)	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$37,981	$—	$37,981	$—	$—	$—	$—
AMTC rental guarantee(2)	118,837	—	—	—	—	—	118,837
Spansion Japan term loan guarantee(3)	43,363	24,779	18,584	—	—	—	—
Spansion capital lease guarantees(3)	35,851	32,598	3,253	—	—	—	—
Spansion operating lease guarantees(3)	7,072	3,997	2,050	1,025	—	—	—
Other	3,448	3,448	—	—	—	—	—
Total guarantees	$246,552	$64,822	$61,868	$1,025	$—	$—	$118,837

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $142 million revolving credit facility and a $89 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 25, 2005, the Company guaranteed up to $38 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $119 million. As of December 25, 2005, $83 million was drawn under the revolving credit facility, and $57 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Japan Term Loan and Guarantee

As a result of the formation of Spansion LLC on June 30, 2003, the third-party loans of FASL were refinanced from the proceeds of a term loan entered into between Spansion Japan, which owns the assets of FASL, and a Japanese financial institution. Under the agreement, the amounts borrowed bear an interest rate of TIBOR plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of its fiscal year. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007.

Fujitsu guaranteed 100 percent of the amounts outstanding under this facility. The Company agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan. As of December 25, 2005, $72 million was outstanding under this term loan agreement. Spansion Japan’s assets are pledged as security for its borrowings under this agreement.

Spansion Capital Lease Guarantee

The Company guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $35 million as of December 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

Spansion LLC Operating Lease Guarantees

The Company has guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $7 million as of December 25, 2005. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because the Company concluded the fair value of the guarantees is not significant after considering various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Warranties and Indemnities

The Company offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box” and a one-year limited warranty to direct purchasers for all other microprocessor and embedded processor products. Under limited circumstances, the Company may offer an extended limited warranty to direct purchasers of microprocessor products that are intended for systems targeted at the commercial and market. Prior to Spansion’s IPO and the related deconsolidation, the Company also offered a one-year limited warranty to direct purchasers for all Flash memory products. Under limited circumstances, the Company also offered an extended limited warranty to direct purchasers of Flash memory products that were intended for systems targeted at the embedded end market.

Changes in the Company’s potential liability for product warranty during the years ended December 25, 2005 and December 26, 2004 are as follows:

	Year Ended
	December 25, 2005	December 26, 2004
	(In thousands)
Balance, beginning of year	$22,043	$24,668
New warranties issued during the year	38,964	42,471
Settlements during the year	(27,857)	(16,482)
Changes in liability for pre-existing warranties during the year, including expirations	(13,758)	(28,614)
Decrease due to change in status of Spansion from consolidated subsidiary to unconsolidated investee on December 21, 2005	(600)	—
Balance, end of year	$18,792	$22,043

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

NOTE 14:    Other Long-term Liabilities

The Company’s other long-term liabilities at December 25, 2005 and December 26, 2004 consisted of:

	December 25, 2005	December 26, 2004
	(In thousands)
Fab 30/Fab 36 deferred grants and subsidies (see Note 8)	$341,502	$274,150
Restructuring accrual (see Note 15)	66,288	86,680
Deferred gain on sale leaseback of building (See Note 13)	20,126	21,807
Other	31,406	6,099
Spansion pension liability (see Note 4)	—	25,890
	$459,322	$414,626

Approximately $81 million of Fab 30/Fab 36 deferred grants and subsidies as of December 25, 2005 is associated with Fab 30, which will continue to be amortized ratably through December 2007 because the Company is required to maintain certain employee headcount levels through December 2007. The remaining deferred grants and subsidies balance are associated with Fab 36 (see Note 8).

NOTE 15:    Restructuring and Other Special Charges

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

The following table summarizes activities under the 2002 Plan through December 25, 2005:

	Severance and employee benefits	Asset impairment	Facility exit and equipment Decommission costs	Other restructuring charges	Total
	(In thousands)
Accruals at December 29, 2002	$54,420	$—	$138,105	$4,315	$196,840
2003 Provision	—	7,791	3,314	—	11,105
Cash payments	(38,816)	—	(20,796)	(4,300)	(63,912)
Non-cash charges	—	(7,791)	—	—	(7,791)
Non-cash adjustments	(8,864)	—	—	(15)	(8,879)
Accruals at December 28, 2003	$6,740	$—	$120,623	$—	$127,363
Cash payments	(6,789)	—	(20,150)	—	(26,939)
Non-cash adjustments	49	—	5,203	—	5,252
Accruals at December 26, 2004	$—	$—	$105,676	$—	$105,676
Cash payments	—	—	(20,773)	—	(20,773)
Accruals at December 25, 2005	$—	$—	$84,903	$—	$84,903

As of December 25, 2005 and December 26, 2004, $66 million and $87 million of the total restructuring accruals of $85 million and $106 million were included in other long-term liabilities on the consolidated balance sheets. (See Note 14.)

NOTE 16:    Contingencies

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

In 1991, the Company received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. The Company has entered into settlement agreements with other responsible parties on two of the orders during the term of such agreements. Under these agreements other parties have assumed most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. The Company remains responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $4.2 million in accordance with applicable accounting rules and has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. The Company believes that the potential future liability, if any, in excess of amounts already accrued will not have a material adverse effect on the Company’s financial condition or results of operations.

Other Matters

The Company is a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 17:    Subsequent Events

Secondary Equity Offering

On January 27, 2006, the Company closed the offering of 14,096,000 shares of its common stock. The net proceeds from this equity offering, after deducting underwriting commissions and discounts but prior to deducting offering expenses, were approximately $495 million. The Company will use approximately $226 million of the net proceeds from this offering to fund the redemption of 35 percent of the aggregate principal amount of our 7.75% Senior Notes due 2012. (See Note 18). The Company intends to use the balance of the net proceeds for capital expenditures, working capital and other general corporate purposes, including the possible repayment of indebtedness.

Redemption of 4.75% Debentures

On January 12, 2006, the Company sent a notice of redemption to the holders of its 4.75% Debentures due 2022, with a redemption date of February 6, 2006. Prior to the redemption date, holders of these debentures elected to convert their debentures into 21,378,605 shares of the Company’s common stock pursuant to the original terms of the 4.75% Debentures. Accordingly, as of February 6, 2006, the 4.75% Debentures were no longer outstanding.

NOTE 18:    Subsequent Event (Unaudited)

Redemption of 7.75% Notes

On January 27, 2006, the Company sent a notice of redemption to the holders of its 7.75% Notes due 2012, with a redemption date of February 26, 2006, for the redemption of 35 percent (or $210 million) of the aggregate principal amount of the 7.75% Notes. On February 27, 2006, the holders of the 7.75% Notes received 107.75 percent of the principal amount of the 7.75% Notes, plus accrued but unpaid interest, if any, up to, but excluding, the redemption date. In connection with this redemption, the Company expects to incur a loss of approximately $20 million which will be recorded in the first quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. and Subsidiaries as of December 25, 2005 and December 26, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 21, 2006

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

/s/    Hector de J. Ruiz

Chairman of the Board and Chief Executive Officer

February 21, 2006

/s/    Robert J. Rivet

Executive Vice President, Chief Financial Officer

February 21, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanced Micro Devices, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Advanced Micro Devices, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Advanced Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2005 of Advanced Micro Devices, Inc. and Subsidiaries and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 21, 2006

Supplementary Financial Information

2005 and 2004 by Quarter

(Unaudited)

	2005				2004
	Dec. 25(3)	Sep. 25(1)	Jun. 26(1)	Mar. 27(1)	Dec. 26(1)		Sep. 26(1)	Jun. 27(1)	Mar. 28(1)
Net sales	$1,838,276	$1,522,755	$1,259,918	$1,226,628	$1,263,706		$1,239,459	$1,261,837	$1,236,433
Expenses:
Cost of sales	986,148	896,261	765,954	807,449	742,650		738,026	783,069	768,840
Research and development	329,301	289,018	272,584	253,122	252,767		230,896	224,821	226,090
Marketing, general and administrative	317,111	258,748	228,511	211,714	245,622		202,179	178,993	180,217
Restructuring and other special charges, net	—	—	—	—	2,942		—	2,514	—
	1,632,560	1,444,027	1,267,049	1,272,285	1,243,981		1,171,101	1,189,397	1,175,147
Operating income (loss)	205,716	78,728	(7,131)	(45,657)	19,725		68,358	72,440	61,286
Interest income and other income (expense), net	445	6,054	3,098	3,974	(42,430	)(2)	2,502	(2,203)	10,981
Interest expense	(24,447)	(30,615)	(25,653)	(24,245)	(29,070)		(25,148)	(27,956)	(30,154)
Income (loss) before minority interest, loss on dilution of equity interest in Spansion Inc., equity in net income of unconsolidated investee and income taxes	181,714	54,167	(29,686)	(65,928)	(51,775)		45,712	42,281	42,113
Minority interest in net loss of consolidated subsidiaries	19,166	21,227	37,905	46,853	16,831		3,008	(6,527)	5,351
Loss on dilution of equity interest in Spansion Inc. (4)	(109,681)	—	—	—	—		—	—	—
Equity in net income of unconsolidated investee (3)	3,105	—	—	—	—		—	—	—
(Benefit) provision for income taxes	(1,284)	(606)	(3,100)	(1,652)	(4,981)		4,872	3,574	2,373
Net income (loss)	$95,588	$76,000	$11,319	$(17,423)	$(29,963)		$43,848	$32,180	$45,091
Net income (loss) per common share
Basic	0.23	0.19	0.03	(0.04)	(0.08)		0.12	0.09	0.13
Diluted	0.21	0.18	0.03	(0.04)	(0.08)		0.12	0.09	0.12
Shares used in per share calculation
Basic	412,498	399,025	395,414	393,077	375,308		355,254	353,655	351,328
Diluted	452,323	443,681	405,739	393,077	375,308		417,576	420,053	417,963
Common stock market price range
High	$30.65	$24.03	$18.34	$22.37	$24.95		$16.00	$17.60	$17.50
Low	$20.22	$16.63	$14.08	$14.63	$12.22		$10.76	$13.65	$13.60

(1)	Includes consolidated Spansion results and is not comparable to periods prior to the quarter ended September 28, 2003.
(2)	Includes a charge of approximately $32 million associated with the Company’s exchange of $201 million of its 4.50% Notes for common stock and a charge of approximately $14 million in connection with the prepayment of the Fab 30 Term Loan.
(3)	Consolidated statement of operations data for the fourth quarter of 2005 includes Memory Products results of operations through December 20, 2005. From December 21, 2005, the date that Spansion Inc. closed its initial public offering, through December 25, 2005, we used the equity method of accounting to reflect our share of Spansion’s net income (loss) and included this information as “Equity in income (loss) of unconsolidated investee.”
(4)	Due to the dilution in our ownership interest in Spansion from 60 percent to 37.9 percent, we recorded a loss of $110 million which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 25, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth on page 121 in Item 8, Financial Statements and Supplementary Data, immediately following the financial statement audit report of Ernst & Young LLP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On October 25, 2005, the Compensation Committee of the Board of Directors approved grants of restricted stock units under our 2004 Equity Incentive Plan to the following executive officers. Restricted stock units are awards that obligate us to issue a specific number of shares of common stock in the future if the vesting terms and conditions are satisfied. These restricted stock unit grants vest over a period of three years as follows: one-third of the total shares vest on each anniversary of the grant date.

Participant	Number of Restricted Stock Units
Hector de J. Ruiz	50,000
William T. Edwards	7,000
Thomas M. McCoy	12,000
Derrick Meyer	15,000
Henri Richard	15,000
Robert J. Rivet	12,000
Harry A. Wolin	4,913

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions, “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Committees and Meetings of the Board of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “Executive Compensation,” “2005 Option Grants,” “Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values,” “Long-Term Incentive Plan Awards,” “Replacement Retirement Benefit Arrangement for Dr. Ruiz,” “Replacement Retirement Benefit Arrangement for Mr. Rivet,” “Employment Agreements” and “Change in Control Arrangements” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption, “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2006 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2006 Proxy Statement, our 2006 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Compensation Committee Report on Executive Compensation,” “Board Audit Committee Report” and “Performance Graph” in our 2006 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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
2.1(a)

Stock Purchase Agreement dated as of April 21, 1999, by and between Lattice Semiconductor Corporation and AMD, filed as Exhibit 2.3 to AMD’s Current Report on Form 8-K dated April 21, 1999, is hereby incorporated by reference.

2.1(b)

First Amendment to Stock Purchase Agreement, dated as of June 7, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(a) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.1(c)

Second Amendment to Stock Purchase Agreement, dated as of June 15, 1999, between AMD and Lattice Semiconductor Corporation, filed as Exhibit 2.3(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, is hereby incorporated by reference.

2.2

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

4.2

Indenture governing 4.75% Convertible Senior Debentures due 2022, dated January 29, 2002, between AMD and The Bank of New York, filed as Exhibit 4.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference

4.3	Form of 4.75% Convertible Senior Debenture due 2022, filed as Exhibit 4.15 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
4.4

Indenture governing 4.50% Convertible Senior Notes due 2007, dated November 25, 2002, between AMD and The Bank of New York, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K for November 26, 2002, is hereby incorporated by reference.

4.5	Form of 4.50% Convertible Senior Note due 2007, filed as Exhibit 4.3 to AMD’s Current Report on Form 8-K for November 26, 2002, is hereby incorporated by reference.
4.6

Indenture governing 7.75% Senior Notes due 2012, dated October 29, 2004, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

4.7	Form of 7.75% Senior Note due 2012, filed as Exhibit 4.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.
4.8

Registration Rights Agreement dated October 29, 2004 by and among Advanced Micro Devices, Inc. and Citigroup Global markets Inc., filed as Exhibit 10.12 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

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

*10.6	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
*10.7

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.8	AMD Executive Incentive Plan, filed as Exhibit 10.14(b) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, is hereby incorporated by reference.
*10.9	Advanced Micro Devices, Inc. 2005 Long Term Incentive Plan, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.
*10.10	Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.
*10.11	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.
*10.12	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
*10.13	Form of Management Continuity Agreement, filed as Exhibit 10.18 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.
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

*10.16	2004 Equity Incentive Plan, as amended, filed as Exhibit 10.63() to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.
*10.17

Advanced Micro Devices, Inc. Executive Investment Account Plan dated July 1, 2000, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

*10.17(a)

First Amendment to the Advanced Micro Devices, Inc. Executive Investment Account Plan dated November 11, 2003, filed as Exhibit 10.64(A) to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

*10.17(b)

Second Amendment to the Advanced Micro Devices, Inc. Executive Investment Account Plan dated November 11, 2003, filed as Exhibit 10.64(B) to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

*10.17(c)	Third Amendment to the Advanced Micro Devices, Inc. Executive Investment Account Plan dated November 9, 2005.
*10.18

Retention Payment Agreement by and between Advanced Micro Devices, Inc. and Henri Richard dated August 3, 2005 filed as Exhibit 10.65 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

10.19

Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.20

AMD Executive Savings Plan (Amendment and Restatement, effective as of January 1, 2005), filed as Exhibit 10.66 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

*10.21	Form of Split Dollar Life Insurance Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
*10.22	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.
*10.23	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.
*10.24	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
*10.25

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.38 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.

*10.26

Form of indemnification agreements with officers and directors of AMD, filed as Exhibit 10.56 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

*10.27	1995 Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.28

C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.28(a)

Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.29

Letter Agreement, effective as of September 13, 2004, between Advanced Micro Devices, Inc. and International Business Machines Corp. filed as Exhibit 10.36(b) to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

**10.30

Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.30(a)

Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.31(a)

AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(b)

Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(c-1)

AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(c-2)

First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.31(d)

AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(e-1)

AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(e-2)

First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.31(e-3)

Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.31(e-4)

Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.31(e-5)

Fourth Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 24, 2004, between AMD Saxony Holding GmbH and AMD Saxony Limited Liability and Co. KG, filed as Exhibit 10.38(l-5) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is hereby incorporated by reference.

**10.31(f)

AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.31(g)

License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(h-1)

ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.31(h-2)

Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.32

Employment Agreement, dated as of January 31, 2002, between AMD and Hector de J. Ruiz, filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, is hereby incorporated by reference.

*10.32(a)

Amendment to Employment Agreement between Advanced Micro Devices, Inc. and Hector Ruiz, dated as of October 27, 2004, filed as Exhibit 10.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

*10.32(b)

Amendment to Employment Agreement by and between Advanced Micro Devices, Inc. and Hector Ruiz dated October 27, 2005 and effective as of July 1, 2005, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 27, 2005, is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits
***10.36

Second Amendment and Restatement of “S” Process Development Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc. effective as of December 28, 2002, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, is hereby incorporated by reference.

**10.37

Agreement between SI Investment Limited Liability Company & Co KG and M+W Zander Facility Engineering GmbH, dated November 20, 2003 filed as Exhibit 10.47 to AMD’s Annual Report on Form 10-K for the period ended December 26, 2004, is hereby incorporated by reference..

**10.38

Cooperation Agreement between Advanced Micro Devices, Inc., the Free State of Saxony and M+W Zander Fünfte Verwaltungsgesellschaft mbH, dated November 20, 2003 filed as Exhibit 10.48 to AMD’s Annual Report on Form 10-K for the period ended December 26, 2004, is hereby incorporated by reference..

**10.39

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

10.40

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

10.41

Guarantee Agreement dated April 21, 2004, between AMD, AMD Fab 36 Limited Liability Company & Co. KG, Dresdner Bank AG and Dresdner Bank Luxembourg S.A., filed as Exhibit 10.63 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.42

License Agreement dated April 21, 2004, between AMD, AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

**10.43

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

10.44

Agreement on the Formation of a Silent Partnership dated April 21, 2004, by and between AMD Fab 36 Limited Liability Company & Co. KG, Leipziger Messe GmbH, and Fab 36 Beteiligungs GmbH, filed as Exhibit 10.66 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.45

Agreement of Purchase and Sale of Limited Partner’s Interests dated April 21, 2004, by and between Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD, filed as Exhibit 10.67 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.46

Agreement of Purchase and Sale of Silent Partner’s Interests dated April 21, 2004, by and between AMD, Leipziger Messe GmbH, Fab 36 Beteiligungs GmbH, AMD Fab 36 Holding GmbH, AMD Fab 36 Admin GmbH, and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.68 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.47

AMD Fab 36 Holding Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD, filed as Exhibit 10.69 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.48

AMD Fab 36 Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.70 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.49

Management Service Agreement dated October 31, 2003, between AMD Saxony Limited Liability Company & Co. KG, SI Investment Limited Liability Company & Co. KG, SI Investment Holding GmbH and AMD, filed as Exhibit 10.71 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.50

Stockholders Agreement of Spansion Inc. by and among AMD Investments, Inc., Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, dated December 21, 2005, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.51

Amended and Restated Fujitsu-AMD Patent Cross-License Agreement by and between Advanced Micro Devices, Inc., and Fujitsu Limited dated December 21, 2005, filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.52

Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement by and among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc., Spansion Inc. and Spansion Technology Inc. dated December 21, 2005, filed as Exhibit 10.4 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.53

Amended and Restated Information Technology Services Agreement dated by and between Spansion Inc. and Advanced Micro Devices, Inc. December 21, 2005, filed as Exhibit 10.5 by and between Spansion Inc. and Advanced Micro Devices, Inc., to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.54

Amended and Restated General Administrative Services Agreement by and between Spansion Inc. and Advanced Micro Devices, Inc. dated December 21, 2005, filed as Exhibit 10.6 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.55

Amended and Restated Reverse General Administrative Services Agreement by and between Spansion Inc. and Advanced Micro Devices, Inc. dated December 21, 2005, filed as Exhibit 10.7 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.56

Amended and Restated AMD-Spansion Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.57

AMD Distribution Agreement by and between Advanced Micro Devices, Inc. and FASL LLC dated as of June 30, 2003 filed as Exhibit 10.42 to AMD’s Annual Report on Form 10-K for the period ended December 26, 2004, is hereby incorporated by reference.

10.58	Amended and Restated Agency Agreement effective as of April 1, 2005 by and between Spansion LLC and Advanced Micro Devices, Inc.
***10.59

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

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

February 24, 2006	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Hector de. J. Ruiz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2006

/s/ ROBERT J. RIVET Robert J. Rivet	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2006

* W. Michael Barnes	Director	February 24, 2006

* Bruce Claflin	Director	February 24, 2006

* H. Paulett Eberhart	Director	February 24, 2006

* Robert B. Palmer	Director	February 24, 2006

* Leonard Silverman	Director	February 24, 2006

* Morton L. Topfer	Director	February 24, 2006

*By:	/s/ ROBERT J. RIVET (Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

Advanced Micro Devices, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended

December 28, 2003, December 26, 2004 and December 25, 2005

(In thousands)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Other Reduction(2)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 28, 2003	18,906	23,541	(21,789)	—	20,658
December 26, 2004	20,658	8,763	(11,584)	—	17,837
December 25, 2005	17,837	39,046	(41,895)	(2,214)	12,774

(1)	Accounts (written off) recovered, net.
(2)	Reduction due to change in status of Spansion from consolidated subsidiary to unconsolidated investee as a result of Spansion’s IPO.