Form 10-Q
period 2006-03-26
ADVANCED MICRO DEVICES INC
filed 2006-05-05
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 1, 2006: 484,104,863.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Quarter Ended
	March 26, 2006	March 27, 2005
	(In thousands except per share amounts) (Unaudited)
Net sales	$1,332,158	$1,018,769
Net sales to related party (see Note 4)	—	207,859

Total net sales	1,332,158	1,226,628

Cost of sales	553,340	807,449

Gross margin	778,818	419,179

Research and development	264,176	253,122
Marketing, general and administrative	256,042	211,714

Operating income (loss)	258,600	(45,657)
Interest income	28,162	6,885
Interest expense	(23,247)	(24,245)
Other income (expense), net	(19,128)	(2,911)

Income (loss) before minority interest, equity in net income (loss) of Spansion Inc., and income taxes	244,387	(65,928)
Minority interest in consolidated subsidiaries	(6,347)	46,853
Equity in net income (loss) of Spansion Inc.	(18,243)	—
Provision (benefit) for income taxes	35,273	(1,652)

Net income (loss)	$184,524	$(17,423)

Net income (loss) per common share:
Basic	$0.40	$(0.04)
Diluted	$0.38	$(0.04)

Shares used in per share calculation:
Basic	464,080	393,077
Diluted	495,326	393,077

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 26, 2006	December 25, 2005*
	(In thousands except par value and share amounts) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$828,626	$633,067
Short-term investments	1,636,912	1,002,742
Spansion senior subordinated notes	167,125	158,957

Total cash and cash equivalents and short-term investments	2,632,663	1,794,766

Accounts receivable	832,115	818,305
Allowance for doubtful accounts	(12,152)	(12,774)

Accounts receivable, net	819,963	805,531
Inventories:
Raw materials	12,803	17,762
Work-in-process	196,632	225,003
Finished goods	127,781	145,866

Total inventories	337,216	388,631
Deferred income taxes	104,980	92,606
Prepaid expenses and other current assets	283,171	334,016
Receivable from Spansion (see Note 4)	38,860	143,286

Total current assets	4,216,853	3,558,836
Property, plant and equipment:
Land and land improvements	28,687	28,814
Buildings and leasehold improvements	1,286,377	1,027,822
Equipment	4,155,548	3,309,869
Construction in progress	307,892	1,121,100

Total property, plant and equipment	5,778,504	5,487,605
Accumulated depreciation and amortization	(2,903,617)	(2,786,605)

Property, plant and equipment, net	2,874,887	2,701,000
Other assets	252,066	303,294

Receivable from Spansion (see Note 4)	7,910	3,307
Net investment in Spansion Inc. (see Note 3)	700,329	721,342

Total assets	$8,052,045	$7,287,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600,544	$622,610
Accounts payable to Spansion (see Note 4)	246,634	233,224
Accrued compensation and benefits	258,791	226,874
Accrued liabilities	403,116	388,998
Income taxes payable	33,871	3,326
Deferred income on shipments to distributors	194,940	141,898
Current portion of long-term debt and capital lease obligations	42,408	43,224
Other current liabilities	168,220	161,807

Total current liabilities	1,948,524	1,821,961
Deferred income taxes	104,980	92,606
Long-term debt and capital lease obligations	615,874	1,327,065
Other long-term liabilities	428,074	459,322
Minority interest in consolidated subsidiaries	244,672	234,988
Commitments and contingencies (see note 8)
Stockholders’ equity:
Capital stock:

Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 490,090,836 as of March 26, 2006 and 442,196,017 as of December 25, 2005; shares outstanding: 483,390,706 as of March 26, 2006 and 435,526,719 as of December 25, 2005	4,832	4,355
Capital in excess of par value	3,959,378	2,800,306
Treasury stock, at cost (6,700,130 shares as of March 26, 2006 and 6,669,298 shares as of December 25, 2005)	(89,758)	(90,138)
Retained earnings	658,262	473,678
Accumulated other comprehensive income	177,207	163,636

Total stockholders’ equity	4,709,921	3,351,837

Total liabilities and stockholders’ equity	$8,052,045	$7,287,779

See accompanying notes to condensed consolidated financial statements.

*	Amounts as of December 25, 2005 were derived from the December 25, 2005 audited financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Quarters Ended
	March 26, 2006	March 27, 2005
	(In thousands) (unaudited)
Cash flows from operating activities:
Net income (loss)	$184,524	$(17,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest of consolidated subsidiaries	6,347	(46,853)
Depreciation	159,997	318,796
Amortization	13,560	14,085
Provision for doubtful accounts	(622)	(2,377)
Equity in loss of Spansion Inc.	18,243	—
Change in deferred income taxes	(3,725)	(7,329)
Charge due to partial redemption of 7.75% Senior Notes	3,822	—
Foreign grant and subsidy amortization	(32,033)	(29,713)
Forfeited interest on debt conversion	754	—
Net loss on disposal of property, plant and equipment	3,151	5,896
Net gain realized on sale of available-for-sale securities	(2,312)	—
Stock-based compensation expense recognized under employee stock compensation plans	15,045	146
Recognition of deferred gain on sale of building	(420)	(420)
Tax benefit (expense) on minority interest in net loss of subsidiaries	—	4,793
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,182)	25,448
Decrease (increase) in receivables from related parties	80,132	(1,807)
Decrease in inventories	52,378	28,638
Increase in prepaid expenses and other current assets	(31,754)	(53,022)
Decrease (increase) in other assets	3,047	(9,803)
Increase (decrease) in taxes payable	30,545	(27,366)
Refund of customer deposits under long-term purchase agreements	—	(17,500)
Net increase in payables and accrued liabilities	65,442	59,455
Increase in accounts payables and accrued liabilities to related parties	13,410	7,683

Net cash provided by operating activities	566,349	251,327

Cash flows from investing activities:
Purchases of property, plant and equipment	(310,326)	(518,472)
Proceeds from sale of property, plant and equipment	2,291	216
Repayment of loans by Spansion	15,000	—
Purchases of available-for-sale securities	(1,028,223)	(233,406)
Proceeds from sale and maturity of available-for-sale securities	394,053	87,675
Other	1,858	(5,625)

Net cash used in investing activities	(925,347)	(669,612)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(211,205)	(54,332)
Proceeds from foreign grants and subsidies	105,435	99,043
Proceeds from sale-leaseback transactions	—	78,145
Proceeds from equity offering	494,618	—
Proceeds from issuance of common stock under share based compensation plans	160,214	35,191

Net cash provided by financing activities	549,062	158,047

Effect of exchange rate changes on cash and cash equivalents	5,495	3,845

Net increase (decrease) in cash and cash equivalents	195,559	(256,393)

Cash and cash equivalents at beginning of period	633,067	918,377

Cash and cash equivalents at end of period	$828,626	$661,984

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest, net of amounts capitalized	$17,094	$11,237
Income taxes	$(3,482)	$25,280

Non-cash financing activities
Equipment sale-leaseback transaction	$—	$78,145

Conversion of 4.75% Senior Convertible Debentures	$499,833	$—

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 26, 2006 and March 27, 2005 each consisted of 13 weeks. The quarter ending July 2, 2006 will consist of 14 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation. (See Note 6.)

Principles of Consolidation

On December 21, 2005, Spansion Inc. completed its initial public offering (IPO) of its Class A common stock. Prior to the IPO, Spansion was the Company’s majority owned subsidiary, and the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in the Company’s consolidated statements of operations and cash flows. Following the IPO, the Company’s ownership interest in Spansion was diluted from 60 percent to 37.9 percent. As a result, the Company no longer exercises control over Spansion’s operations. Therefore, from December 21, 2005, the Company uses the equity method of accounting to record its proportionate share of Spansion’s net income (loss).

Foreign Currency Translation/Transactions

Prior to 2006, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony) and AMD Fab 36 LLC & Co. KG (AMD Fab 36 KG) whose functional currency was the euro. Beginning in 2006, the functional currency of AMD Saxony and AMD Fab 36 KG is the U.S. dollar. The change in the functional currency of these subsidiaries is accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation (SFAS 52), and reflects the changed economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to AMD Saxony and AMD Fab 36 KG and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate, and, therefore, their functional currency. Consequently, beginning in the first quarter of fiscal 2006, assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Net revenue, cost of sales and expenses have been remeasured at average exchange rates in effect during each period. Net revenues, cost of sales and expenses related to the previously noted balance sheet amounts have been, remeasured at historical exchange rates. Gains or losses resulting from foreign currency remeasurements have been included in net income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income. The Company will continue to include its proportionate share of the translation adjustments relating to Spansion Japan, a subsidiary of Spansion Inc., whose functional currency is the Japanese yen, based on the equity method of accounting, in accumulated other comprehensive income.

Stock-Based Compensation

On December 26, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company’s stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted on or after December 26, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single option (i.e., straight-line) method. Compensation expense for share-based awards granted prior to December 26, 2005 will continue to be subject to the accelerated multiple option method specified in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, while compensation expense for share-based awards granted on or after December 26, 2005 will be recognized using a straight-line, single option method.

Also, upon adoption of SFAS 123R the Company changed its method of valuation for stock option awards from the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which was previously used for the Company’s pro forma information disclosures of stock-based compensation expense as required under SFAS 123, to a lattice-binomial option-pricing model.

SFAS 123R requires that the cash flows resulting from excess tax benefits related to stock compensation be classified as cash flows from financing activities. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 for a further discussion on stock-based compensation.

The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures were estimated based on the Company’s historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

2. Stock-Based Incentive Compensation Plans

Stock-Based Incentive Program Description

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. These programs are described more fully in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. Equity awards are made from the Company’s 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than 10 years after the grant date. In addition, shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding from previous equity compensation plans. On April 29, 2004, the Company’s stockholders approved the 2004 Plan. Stock options available for grant under these prior equity compensation plans that were in effect before April 29, 2004 were consolidated into the 2004 Plan. In conjunction with the adoption of SFAS 123R, the Company reviewed its stock-based incentive programs and decided that going forward it intends to issue primarily restricted stock units in lieu of stock options.

Under the 2004 Plan, the Company can grant stock awards at, above, or below the fair market value of its common stock on the date of grant. Under the 2004 Plan, the Company can currently grant no more than nine million awards where the exercise price is less than the fair market value of its common stock on the date of grant (full value awards). These types of full value awards can consist of restricted stock and restricted stock units. The 2004 Plan also currently permits the grant of non-qualified stock options with per share exercise prices less than the fair market value of the Company’s common stock on the date of grant (but not less than 85 percent of the fair market value of the Company’s common stock on the date of grant). Following is a description of the material terms of the full value awards that may be granted under the 2004 Plan:

Restricted Stock. Restricted stock awards can be granted to any employee, director or consultant. Restricted stock based on continued service may not fully vest for three years from the date of grant. Restricted stock that is performance based may not fully vest for one year from the date of grant.

Restricted Stock Units. Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service generally vest over three to four years from the date of grant. Restricted stock units based solely on performance conditions generally do not vest for at least one year from the date of grant.

Discount Stock Options. Discount stock options are non-qualified stock options with a fixed exercise price that is less than the fair market value of the Company’s common stock on the date of grant (but not less than 85 percent of the fair market value of the common stock on the date of grant).

Valuation and Expense Information under SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee

Stock Purchase Plan under SFAS 123R for the quarter ended March 26, 2006, which was allocated in the condensed consolidated statement of operations as follows:

Stock-based compensation included as a component of:

(In thousands)
Cost of sales	$1,789
Research and development	4,094
Marketing, general, and administrative	9,162

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	15,045
Tax benefit	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$15,045

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the quarter ended March 26, 2006.

As of March 26, 2006, the Company had $35 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.17 years. Also, as of March 26, 2006, the Company had $43 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards that will be recognized over the weighted average period of 1.89 years.

Upon adoption of SFAS 123R, the Company began estimating the value of employee stock options on the date of grant using a lattice-binomial option-pricing model (lattice-binomial model). Prior to the adoption of SFAS 123R, for purposes of the pro forma disclosure information that the Company provided in accordance with SFAS 123, the value of each employee stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer, and they are often exercised prior to their expiration date. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the quarter ended March 26, 2006 was $15.70 per share, using the lattice-binomial model with the following weighted-average assumptions:

Quarter Ended March 26, 2006
Expected volatility	52.10%
Risk-free interest rate	4.58%
Expected dividends	0.00%

The Company used a combination of the historical volatility of its common stock and the implied volatility for two-year traded options on the Company’s common stock as the expected volatility assumption required by the lattice-binomial model, which is consistent with SFAS 123R and SAB 107. The implied volatility was based upon the availability of actively traded options on the Company’s common stock. The Company believes that the use of implied volatility is more representative of future stock price trends for the two-year periods covered by the actively traded options’ maturities than simply using historical volatility alone. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. Prior to 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information disclosures of stock-based compensation expense.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected term of employee stock options is impacted by all of the underlying assumptions and calibration of the lattice-binomial model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested term and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the past ten year history of exercises, post-vesting cancellations, and outstanding options on all option grants other than pre-vesting forfeitures made by the Company. The expected term for option grants made during the quarter ended March 26, 2006 derived from the lattice-binomial model was 4.14 years.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Restricted Stock Awards

Restricted stock and restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based either on continued service or performance. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.

Certain Company employees have been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depends on actual performance against specified performance targets. The performance period is generally one to three years from the date of grant. At the end of the performance period, the number of shares of stock received by the holder will be determined by adjusting upward or downward from the target in a range between 0% and 200% of the target.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable three-month purchase period. The Company issued 336,000 shares under the ESPP during the quarter ended March 26, 2006. The ESPP compensation expense is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes model.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

The following table presents the effect on net loss and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter ended March 27, 2005:

Quarter Ended March 27, 2005
Net loss—as reported	$(17,423)
Add: employee stock-based compensation expense included in reported net loss net of related tax effects under APB 25	143
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects	(26,200)

Net loss—pro forma	(43,480)

Basic and diluted net loss per common share—as reported	$(0.04)
Basic and diluted net loss per common share—pro forma	$(0.11)

The summary of the changes in stock options outstanding under the Company’s stock-based compensation plans during the quarter ended March 26, 2006 is presented below:

	Quarter Ended March 26, 2006
	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:

Outstanding at beginning of period	45,928	$15.14
Granted	440	$37.01
Canceled	(480)	$32.79
Exercised	(11,500)	$12.88

Outstanding at end of period	34,388	15.93

Exercisable at end of period	25,776	15.40

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 26, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 - $11.69	7,582	5.38	$9.06	5,915	$8.77
$11.70 - $14.86	12,444	5.74	14.42	9,523	14.54
$14.89 - $22.35	10,586	5.66	17.72	7,637	16.61
$22.38 - $45.50	3,776	5.27	29.64	2,701	29.55

Total	34,388	5.59	$15.93	25,776	$15.40

As of March 26, 2006, the weighted average remaining contractual life of options exercisable was 5.38 years and their aggregate intrinsic value was $539 million. The total intrinsic value of options exercised during the quarters ended March 26, 2006 and March 27, 2005 was $283 million and $76 million, respectively.

The summary of the changes in restricted stock awards outstanding under the Company’s 2004 Plan during the quarter ended March 26, 2006 is presented below:

	Quarter Ended March 26, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	1,067	$21.46
Granted	1,166	$36.84
Forfeited	(1)	$38.19
Vested	—	$—

Nonvested balance at end of period	2,232	$29.49

The total fair value of shares vested during the quarter end March 26, 2006 was zero because no shares vested during the period.

Non-Employee Stock Options and Restricted Stock Units

In connection with Spansion’s IPO, unvested stock options and restricted stock units of the Company that are held by Spansion employees are subject to variable accounting under Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of unvested options and restricted stock units was measured by the Black-Scholes option pricing model at March 26, 2006 using prevalent market price assumptions because such awards were issued prior to the adoption of SFAS 123R.

The compensation expense for the quarter ended March 26, 2006 related to these awards was approximately $1.6 million. In accordance with EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee, the compensation expense was recorded in the Company’s condensed consolidated statements of operations in the same caption as the equity in net income (loss) of Spansion Inc. As of March 26, 2006, the number of unvested options and restricted stock units outstanding and held by Spansion employees was approximately 674,000.

3. Net Investment in and Equity Interest in Net Income (Loss) of Spansion

On December 21, 2005, Spansion Inc. completed its IPO of 47,264,000 shares of its Class A common stock as well as its offering of notes to the Company and institutional investors with an aggregate principal amount of $425 million. As a result of the IPO, the Company owns a total of 48,529,403 shares, or 37.9 percent, of Spansion’s outstanding common stock. The Company cannot transfer any shares of Spansion’s common stock, except to majority owned subsidiaries, until the earlier of December 21, 2006 or the conversion of Spansion’s Class D common stock into Class A common stock.

Following the IPO, the Company’s ownership interest was diluted from 60 percent to 37.9 percent. As a result, the Company no longer exercises control over Spansion’s operations and, from December 21, 2005, its financial position, results of operations and cash flows are no longer consolidated with the Company’s. Therefore, the Company uses the equity method of accounting to reflect its proportionate share of Spansion’s net income or loss in accordance with the provisions of APB Opinion No. 18 (As Amended), The Equity Method of Accounting for Investments in Common Stock. Under the equity method of accounting, the Company records its proportionate share of Spansion’s net income or loss based on the most recently available quarterly financial statements. For the first quarter of 2006, the Company recorded its proportionate share of Spansion’s net loss for Spansion’s quarter ended March 26, 2006 in its results of operations.

In determining the Company’s share of the net loss from Spansion under the equity method of accounting, certain adjustments, primarily related to the elimination of intercompany profits are made to Spansion’s reported results (see Note 4). These net adjustments totaled approximately $1.4 million for the quarter ended March 26, 2006 and are included in the same caption equity interest in net income (loss) of Spansion, Inc. on the Company’s condensed consolidated statements of operations. In addition, the Company also reflects its proportionate share of the change in Spansion’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheet. The amount of this change for the first quarter of 2006 was not material.

As of March 26, 2006, the carrying value of the Company’s net equity investment in Spansion amounted to approximately $700 million, and the fair value of this investment was approximately $729 million based on the closing price of Spansion’s Class A common stock on March 24, 2006, the last trading day of the fiscal quarter.

4. Related-Party Transactions

The following table represents the significant account balances receivable from or payable to Spansion as of March 26, 2006 and December 25, 2005, of which none had the legal right of offset:

	March 26, 2006	December 25, 2005
	(In thousands)
Other receivable from Spansion (short-term)	$33,543	121,585
Other receivable from Spansion (long-term)	7,910	—

Notes receivable from Spansion (short-term)	5,317	21,701
Notes receivable from Spansion (long-term)	—	3,307

Accounts payable to Spansion	246,634	233,224

In connection with the IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreements, the Company agreed to provide, among other things, information technology, facilities, logistics, tax, finance, human resources, and environmental health and safety services to Spansion for a specified period. Under the amended patent cross-license agreement, Spansion will pay royalties to the Company based on a percentage of Spansion’s net sales.

In addition, the Company entered into an agency agreement with Spansion pursuant to which the Company agreed to ship products to and invoice Spansion’s customers in the Company’s name on behalf of Spansion until Spansion has the capability to do so on its own which will be in the second quarter of 2006. Prior to shipping the product to Spansion’s customers, the Company purchases the applicable product from Spansion and pays Spansion the same amount that it invoices Spansion’s customers. In performing these services, the Company acts as Spansion’s agent for the sale of Spansion’s Flash memory products, and the Company does not receive a commission or fees for these services. Under the agreement, Spansion assumes full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumes credit and inventory risk related to these product sales.

Pursuant to the agency agreement and in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records sales of Spansion’s Flash memory products sold by the Company on behalf of Spansion and the related cost of sales on a net basis on its condensed consolidated statements of operations. As a result, the net impact to the Company’s net sales and cost of sales is zero.

With respect to the Company’s balance sheet, sales to Spansion’s customers are reflected in the Company’s “Accounts Receivable” line item whereas the payables to Spansion that relate to the products the Company purchased from Spansion are reflected in its “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts.

Prior to Spansion’s IPO, Fujitsu was a related party of the Company as a result of the formation of Spansion LLC effective June 30, 2003, in which the Company held a 60 percent interest and Fujitsu held a 40 percent interest. The following table represents certain transactions between the Company (including through Spansion) and Fujitsu for the quarter ended March 27, 2005:

Quarter Ended March 27, 2005 (In thousands)
Net sales to Fujitsu	$207,859
Commercial die purchases from Fujitsu	19,192
Subcontract manufacturing purchases from Fujitsu	10,569

Other purchases of goods and services from Fujitsu	16,557
Service fees due to Fujitsu	5,731
Cost of employees seconded from Fujitsu	2,639
Rental expense to Fujitsu	600
Royalty fees due to Fujitsu	3,522

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include stock options, restricted stock awards, and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended
	March 26, 2006	March 27, 2005
	(In thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$184,524	$(17,423)

Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022:
Interest expense, net of tax	2,412	—
Profit sharing expense adjustment, net of tax	(219)	—

Numerator for diluted income (loss) per common share	$186,717	(17,423)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	464,080	393,077
Effect of dilutive potential common shares:
Employee stock options, restricted stock and restricted stock units	21,848	—
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022	9,397	—

Dilutive potential common shares	31,245	—

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	495,325	393,077

Net income (loss) per common share:
Basic	$0.40	$(0.04)
Diluted	$0.38	$(0.04)

There were no dilutive potential common shares that were not included in the net income per common share calculation for the quarter ended March 26, 2006. Dilutive potential common shares of 62 million for the quarter ended March 27, 2005 were not included in the net loss per common share calculation, as their inclusion would have been antidilutive.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment revenues and operating income (loss) before interest, other income (loss), equity in net income (loss) of Spansion Inc., income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, the Company had the following three reportable segments:

•	the Computation Products segment, which included microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which included Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which included embedded processors and products for global commercial and consumer markets.

As a result of Spansion’s IPO, the Company’s financial results of operations include Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of the Company’s financial results. Instead, the Company applied the equity method of accounting to reflect its proportionate share of Spansion’s net income (loss) from December 21, 2005 through March 26, 2006. Accordingly, as of December 21, 2005 the Company no longer has the Memory Products segment, and the operating results for the quarter ended March 26, 2006 are not fully comparable with the results for the quarter ended March 27, 2005.

In addition, because prior to Spansion’s IPO the Company held a 60 percent controlling interest in Spansion, Fujitsu’s 40 percent share in the net income (loss) of Spansion was reflected as a minority interest adjustment to the Company’s consolidated financial statements through December 20, 2005. This minority interest adjustment does not correspond to operating income (loss) of the Memory Products segment because operating income (loss) for the Memory Products segment includes operations incremental to those of Spansion. Furthermore, the minority interest calculation is based on Spansion’s net income (loss) rather than its operating income (loss).

As of December 21, 2005, the Company has two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, the Company referred to as the Personal Connectivity Solutions segment. In the first quarter of 2006, the Company changed the name of the Personal Connectivity Solutions segment to the Embedded Products segment. In addition to its two current reportable segments, the Company also has the All Other category. This category includes the Personal Internet Communicator (PIC) operating segment, which was reviewed separately by the CODM beginning in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the Company’s operating segments.

The PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material.

Also as a result of Spansion’s IPO and the deconsolidation of Spansion’s operating results effective December 21, 2005, the Company allocated profit sharing and bonus expenses to specific operating segments that earned them. Therefore, these expenses are no longer included in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters ended March 26, 2006 and March 27, 2005:

	Quarter Ended
	March 26, 2006	March 27, 2005
	(In thousands except per share data)
Computation Products
Net sales	$1,298,567	$749,601
Operating income	284,459	82,205
Embedded Products
Net sales	37,945	29,056
Operating loss	(11,349)	(14,067)
All Other
Net sales	(4,354)	615
Operating loss	(14,510)	(3,951)
Memory Products
Net sales	—	447,356
Operating loss	—	(109,844)
Total
Net sales	1,332,158	1,226,628
Operating income (loss)	258,600	(45,657)
Interest income	28,162	6,885
Interest expense	(23,247)	(24,245)
Other income (expense), net	(19,128)	(2,911)
Minority interest of consolidated subsidiaries	(6,347)	46,853
Equity in net income (loss) of Spansion Inc.	(18,243)	—
Provision (benefit) for income taxes	35,273	(1,652)

Net income (loss)	$184,524	$(17,423)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Net income (loss)	$184,524	$(17,423)
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	12,775	(103)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	1,320	(25,954)
Net change in cumulative translation adjustments	(524)	(67,212)

Other comprehensive income (loss)	13,571	(93,269)

Total comprehensive income (loss)	$198,095	$(110,692)

The change in other comprehensive income (loss) in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the decrease in net change in cumulative translation adjustments as a result of the change in functional currency in certain of the Company’s subsidiaries. See Note 1.

8. Commitments and Contingencies

Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 26, 2006 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of March 26, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)	$154,067	$38,517	$38,517	$52,960	$24,073	$—	$—

(1)	Amounts guaranteed by the Company in connection with the silent partnership contributions that the Company’s subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 26, 2006, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of March 26, 2006 and their expected expiration dates.

	Amounts Guaranteed(1)	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$38,517	$—	$38,517	$—	$—	$—	$—
AMTC rental guarantee (2)	114,266	—	—	—	—	—	114,266
Spansion capital lease guarantees (3)	23,253	20,008	3,245	—	—	—	—
Spansion operating lease guarantees (3)	6,381	2,962	2,345	1,074	—	—	—

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $144 million revolving credit facility and a $90 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 26, 2006, the Company guaranteed up to $39 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $114 million. As of March 26, 2006, $84 million was drawn under the revolving credit facility, and $58 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital Lease Guarantee

The Company guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $23 million as of March 26, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

Spansion Operating Lease Guarantees

The Company guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $6 million as of March 26, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

The Company has not recognized any liability for these guarantees under the provisions of FIN 45 because the Company concluded the fair values of the guarantees are not significant. In making the decision, the Company considered various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Warranties and Indemnities

The Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box”, a one-year limited warranty to direct purchasers for all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with the Company and target their computer systems at the commercial market. Prior to Spansion’s IPO and the related deconsolidation, the Company also offered a one-year limited warranty to direct purchasers for all Flash memory products. Under limited circumstances, the Company also offered an extended limited warranty to direct purchasers of Flash memory products that were intended for systems targeted at the embedded end market.

Changes in the Company’s potential liability for product warranty during the quarters ended March 26, 2006 and March 27, 2005 are as follows:

	Quarter Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Balance, beginning of period	$18,792	$22,043
New warranties issued during the period	8,904	9,572
Settlements during the period	(5,770)	(7,959)
Changes in liability for pre-existing warranties during the year, including expirations	(3,601)	(2,641)

Balance, end of period	$18,325	$21,015

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

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The accruals under the 2002 Restructuring Plan at December 25, 2005 were $85 million. During the first quarter of 2006, the Company paid an aggregate amount of $5 million related to facility exit costs. As a result, the accruals at March 26, 2006 were $80 million.

As of March 26, 2006 and December 25, 2005, $61 million and $66 million of the total restructuring accruals of $80 million and $85 million were included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at March 26, 2006 and December 25, 2005 consisted of:

	Quarter Ended
	March 26, 2006	December 25, 2005
	(In thousands)
Fab 30/Fab 36 deferred grants and subsidies	$327,378	$341,502
Restructuring accrual (see Note 9)	61,278	66,288
Deferred gain on sale leaseback of building	19,706	20,126
Other	19,712	31,406

	$428,074	$459,322

11. Equity Offering

On January 27, 2006, the Company closed the offering of 14,096,000 shares of its common stock. The net proceeds from this equity offering, after deducting underwriting commissions, discounts and offering expenses, were $495 million. The Company used $231 million of the net proceeds from this offering to fund the redemption of 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Notes, including a 7.75% redemption premium and accrued interest. See Note 12.

12. Debt

Conversion of 4.75% Convertible Senior Debentures

In February 2006, holders of the Company’s 4.75% Convertible Senior Debentures due 2022 (4.75% Debentures) elected to convert their debentures into 21,378,605 shares of the Company’s common stock pursuant to the original terms of the 4.75% Debentures. Upon conversion, the principal amount of the debentures of $500 million plus $12 million of unamortized finance costs were reclassified and reflected in stockholders’ equity.

Partial Redemption of 7.75% Senior Notes

In February 2006, the Company redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Senior Notes due 2012. The holders of the 7.75% Senior Notes received 107.75 percent of the principal amount of the 7.75% Senior Notes plus accrued interest. In connection with this redemption, the Company recorded an expense of approximately $16 million, which represents the 7.75% redemption premium paid by the Company, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Senior Notes. The Company included these charges in the other income (expense), net line on the condensed consolidated statement of operations for the quarter ended March 26, 2006.

13. Income Taxes

The Company recorded an income tax provision of $35 million at a projected annual effective tax rate of 15 percent of pre-tax income in the first quarter of 2006 and an income tax benefit of $2 million, or nine percent of pre-tax loss, in the first quarter of 2005.

The income tax provision recorded in the first quarter of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions. The U.S. income tax in the first quarter 2006 projected annual effective tax rate estimate arose because the net operating losses and federal tax credits available to reduce the tax provision are less than the total net operating losses and federal tax credits available, as a result of deductions under the Company’s stock option plans that will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions has not yet occurred and is dependent upon generating sufficient future taxable income. The projected annual effective tax rate of 15 percent of pre-tax income in the first quarter of 2006 was less than the expected U.S. statutory rate primarily as a result of deferred tax assets under valuation allowances being available to reduce the estimated current year tax provision.

The income tax benefit recorded in the first quarter of 2005 was primarily for foreign tax benefits on losses in certain foreign jurisdictions. The income tax benefit in the first quarter of 2005 differed from the expected U.S. statutory tax rate primarily as a result of the tax benefit of foreign losses associated with Spansion Japan off-setting foreign income taxes in other jurisdictions and the use of U.S. valuation allowance to reduce the projected U.S. tax provision.

As of March 26, 2006 all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at March 26, 2006, in management’s estimate, is not more likely than not to be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our sales; capital expenditures; depreciation and amortization expenses; the adequacy of resources to fund operations and capital expenditures; operating expenses; tax rate; the development and timing of the introduction of new products and technologies; customer and market acceptance of our microprocessors; our ability to remain competitive and maintain or increase our market position; our ability to maintain and develop key relationships with our existing and new customers and suppliers; the ability to produce our products in the volumes and mix required by the market either in our own facilities or at foundries, at mature yields and on a timely basis; our ability to maintain the level of investment in research and development and capacity that is required to remain competitive; our ability to transition to advanced manufacturing process technologies in a timely and effective way; the process technology transitions in our wafer fabrication facilities; and our ability to gain market share in high-growth global markets such as China, Latin America, India and Eastern Europe.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 25, 2005 and December 26, 2004, and for each of the three years in the period ended December 25, 2005 as filed in our Annual Report on Form 10-K for the year ended December 25, 2005.

AMD, the AMD Arrow logo, AMD Athlon 64, AMD Opteron, AMD Sempron, AMD Turion 64 and AMD Geode are trademarks of Advanced Micro Devices, Inc. Spansion, MirrorBit and ORNAND are trademarks of Spansion. Microsoft and Windows are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

Overview

We design, manufacture and market microprocessor solutions for the computing, communications and consumer electronics markets. These solutions include embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the closing of the initial public offering, or IPO, of Spansion Inc. on December 21, 2005, we also manufactured and sold Flash memory devices through our formerly consolidated, majority owned subsidiary, Spansion LLC.

The first quarter of 2006 was characterized by continued solid execution of our corporate strategy. This quarter was also our first full quarter after the completion of Spansion’s IPO, and therefore, does not include the results of operations of what was formerly called our Memory Products segment. During this quarter, Computation Products net sales of $1.3 billion increased by 73 percent compared to the first quarter of 2005 due to increased unit shipments and average selling prices. Computation Products net sales of $1.3 billion were relatively flat compared to the fourth quarter of 2005 because lower overall unit shipments were offset by increased blended average selling prices. Moreover, gross margin as a percentage of net sales for the first quarter of 2006 improved from comparable gross margin percentage in the first quarter of 2005 and the fourth quarter of 2005 due to the fact that during the first quarter of 2006, we did not consolidate Spansion’s results of operations with ours.

Our balance sheet as of March 26, 2006 also improved. Cash, cash equivalents and short-term investments at March 26, 2006 were $2.6 billion, an increase of $838 million from December 25, 2005. The increase was primarily due to $566 million of cash flow from operations and net proceeds of $495 million from the sale of 14,096,000 shares of our common stock in a public equity offering. We also decreased our debt-to-capital ratio due to the conversion of $500 million of our outstanding 4.75% Convertible Senior Debentures due 2022 (4.75% Debentures) and our redemption of $210 million of the aggregate principal amount outstanding of our 7.75% Senior Notes due 2012 (7.75% Notes).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended March 26, 2006 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Results of Operations

We review and assess operating performance using segment revenues and operating income (loss) before interest, other income (loss), equity in net income (loss) of Spansion Inc., income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, we had the following three reportable segments:

•	the Computation Products segment, which included microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which included Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which included embedded processors and products for global commercial and consumer markets.

As a result of the completion of Spansion’s IPO on December 21, 2005, our financial results of operations include Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of our financial results. Instead, we applied the equity method of accounting to reflect our proportionate share of Spansion’s net income (loss) from December 21, 2005 through March 26, 2006. Accordingly, as of December 21, 2005 we no longer have the Memory Products segment, and our operating results for the quarter ended March 26, 2006 are not fully comparable with our results for the quarter ended December 25, 2005 or the quarter ended March 27, 2005.

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

As of December 21, 2005, we have two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, we referred to as our Personal Connectivity Solutions segment. In the first quarter of 2006, we changed the name of our Personal Connectivity Solutions segment to the Embedded Products segment. In addition to our two reportable segments, we also have the All Other category. This category includes our Personal Internet Communicator (PIC) operating segment, which was reviewed separately by our Chief Operating Decision Maker, or CODM beginning in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to any of our reportable segments because our Chief Executive Officer, who is our CODM, does not consider these operating expenses and credits in evaluating the operating performance of our reportable segments. The PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material.

Also as a result of Spansion’s IPO and the deconsolidation of Spansion’s operating results effective December 21, 2005, we allocated profit sharing and bonus expenses to the specific operating segments that earned them. Therefore, these expenses are no longer included in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 26, 2006, December 25, 2005 and March 27, 2005 each included 13 weeks. The quarter ending July 2, 2006 will include 14 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarter Ended
	March 26, 2006	December 25, 2005	March 27, 2005
	(In millions)
Net sales
Computation Products	$1,299	$1,307	$750
Embedded Products	38	41	30
All Other	(5)	3	—
Memory Products	—	487	447

Total Net Sales	$1,332	$1,838	$1,227

Operating income (loss)
Computation Products	$284	$287	$82
Embedded Products	(11)	(15)	(14)
All Other	(14)	(4)	(4)
Memory Products	—	(62)	(110)

Total Operating Income (Loss)	$259	$206	$(46)

Computation Products

Computation Products net sales of $1.3 billion in the first quarter of 2006 increased 73 percent compared to net sales of $750 million in the first quarter of 2005 primarily as a result of a 44 percent increase in unit shipments and a 21 percent increase in average selling prices. Unit shipments increased due to greater demand for desktop, mobile and server products across all geographic regions. The increase in average selling prices was primarily due to increased sales of our higher priced, high-performance AMD64-based processors, including dual-core processors, which contributed to a richer product mix. Moreover, our introduction of AMD Turion 64 processors for notebook PCs in March 2005, AMD Opteron dual-core processors for servers and workstations in April 2005 and AMD Athlon 64 dual-core processors for desktop PCs in May 2005 helped drive increasing customer adoption of our products in the first quarter of 2006.

Computation Products net sales of $1.3 billion in the first quarter of 2006 were relatively flat compared to the fourth quarter of 2005. An increase of seven percent in average selling prices was offset by a seven percent decrease in unit shipments.

Computation Products operating income of $284 million in the first quarter of 2006 improved from $82 million in the first quarter of 2005 and was relatively flat compared to the fourth quarter of 2005. The improvement from the first quarter of 2005 was primarily due to a 73 percent increase in net sales, while operating expenses increased 54 percent. Operating expenses increased for the reasons set forth below under “Expenses.”

Embedded Products

Embedded Products net sales of $38 million in the first quarter of 2006 increased 27 percent compared to net sales of $30 million in the first quarter of 2005 primarily due to an $8 million increase in net sales of one of our embedded processor product lines, which increased due to increased unit shipments for this product line, while net sales of our other embedded processor product lines remained relatively flat. Embedded Products net sales of $38 million in the first quarter of 2006 decreased 9 percent compared to net sales of $41 million in the fourth quarter of 2005 primarily as a result of a $2 million decrease in net sales of one of our embedded processor product lines, which decreased due to decreased unit shipments for this product line, while net sales of our other embedded processor product lines remained relatively flat.

Embedded Products operating loss of $11 million in the first quarter of 2006 improved compared to operating loss of $14 million in the first quarter of 2005 primarily due to an increase in net sales of $8 million, partially offset by an increase in cost of sales of $4 million and an increase in research and development expenses of $3 million. Embedded Products operating loss of $11 million in the first quarter of 2006 improved compared to an operating loss of $15 million in the fourth quarter of 2005 primarily due to a decrease in cost of sales of $10 million, partially offset by a decrease in net sales of $3 million and an increase in marketing, sales and administrative expenses of $3 million.

All Other Category

All Other net sales in the first quarter of 2006 decreased $8 million from $3 million in the fourth quarter of 2005 primarily due to returns of PIC products. We did not generate sales from PIC products in the first quarter of 2005.

All Other operating loss of $14 million in the first quarter of 2006 increased from an operating loss of $4 million in the first quarter of 2005 and $4 million in the fourth quarter of 2005 primarily due to an increase in cost of sales primarily due to an inventory write off and a decrease in net sales.

Memory Products Group

As a result of Spansion’s IPO, we no longer have a Memory Products segment.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 26, 2006	December 25, 2005	March 27, 2005
	(In millions except for percentages)
Cost of sales	$553	$986	$807
Gross margin	779	852	419

Gross margin percentage	58%	46%	34%
Gross margin percentage excluding Memory Products	58%	57%	53%

Research and development	$264	$329	$253

Marketing, general and administrative	256	317	212

Interest income	28	14	7

Interest expense	23	24	24

Other income (expense), net	(19)	(13)	(3)
Loss on disposition of equity interest in Spansion Inc.	—	110	—

Income tax provision (benefit)	35	(1)	(2)

Gross Margin

Gross margin as a percentage of net sales increased to 58 percent in the first quarter of 2006 compared to 34 percent in the first quarter of 2005 and 46 percent in the fourth quarter of 2005 primarily due to the fact that during the first quarter of 2006, we did not consolidate Spansion’s results of operations with ours.

Gross margin as a percentage of net sales, excluding the Memory Products segment, was 53 percent in the first quarter of 2005 and 57 percent in the fourth quarter of 2005. The improvement in gross margin percentage, excluding the Memory Products segment, from the first quarter of 2005 was primarily due to an increase of 21 percent in average selling prices for our microprocessor products, partially offset by increased manufacturing costs caused by the shift in our product mix to higher-end microprocessor products. The improvement in gross margin, excluding the Memory Products segment, from the fourth quarter of 2005 was primarily due to an increase of seven percent in average selling prices for our microprocessor products due to an improvement in the mix of microprocessors sold and manufacturing efficiencies at Fab 30.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $26 million in the first quarter of 2006, $17 million in the fourth quarter of 2005 and $18 million in the first quarter of 2005. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

In 2005 and 2004 we capitalized construction, equipment and facilitization costs related to Fab 36. In the first quarter of 2006, we produced revenue-generating products in Fab 36, and we began recognizing depreciation expense on Fab 36-related production assets to cost of sales. At the beginning of the second quarter of 2006, we began shipping and recognizing revenue on products produced in Fab 36.

Expenses

Research and Development Expenses

Research and development expenses of $264 million in first quarter of 2006 increased four percent from $253 million in the first quarter of 2005 due to an increase in research and development expenses attributable to our Computation Products segment. Partially offsetting this increase in research and development expenses is the fact that during the first quarter of 2006, we did not consolidate Spansion’s results of operations into ours. In the first quarter of 2005, Spansion’s research and development expenses were $70 million.

Computation Products research and development expenses in the first quarter of 2006 increased 47 percent compared to the first quarter of 2005 primarily as a result of a $35 million increase in product design and process improvement costs for new generations of our microprocessors and a $24 million increase in corporate bonus and profit sharing expenses.

Research and development expenses of $264 million in first quarter of 2006 decreased 20 percent from $329 million in the fourth quarter of 2005 due primarily to the fact that during the first quarter of 2006, we did not consolidate Spansion’s results of operations into ours. In the fourth quarter of 2005, the amount of Spansion’s research and development expenses that we consolidated was $73 million.

Computation Products research and development expenses in the first quarter of 2006 were relatively flat compared to the fourth quarter of 2005. Research and development expenses associated with the Fab 36 project decreased $12 million in the first quarter of 2006 compared to the fourth quarter of 2005 because we produced revenue-generating products in Fab 36 during the first quarter of 2006. Therefore, certain expenses that were previously classified as research and development expenses were captured in inventory or classified as cost of sales during the first quarter of 2006.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $6 million in the first quarter of 2006, $11 million in the fourth quarter of 2005 and $14 million in the first quarter of 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $256 million in first quarter of 2006 increased 21 percent from $212 million in the first quarter of 2005 due to an increase in marketing, general and administrative expenses attributable to our Computation Products segment. Partially offsetting this increase in marketing, general and administrative expenses is the fact that during the first quarter of 2006 we did not consolidate Spansion’s results of operations into ours. In the first quarter of 2005, Spansion’s marketing, general and administrative expenses were $48 million.

Computation Products marketing, general and administrative expenses in the first quarter of 2006 increased 61 percent compared to the first quarter of 2005 primarily as a result of an increase of $51 million in sales and cooperative advertising and marketing expenses associated with our AMD 64-based processors, an increase of $15 million in corporate bonus and profit sharing expenses and an increase of $9 million in stock compensation expense in connection with the adoption of SFAS No. 123R, Share-Based Payment, which we are required to record beginning in the first quarter of 2006.

Marketing, general and administrative expenses of $256 million in first quarter of 2006 decreased 19 percent from $317 million in the fourth quarter of 2005 due primarily to the fact that during the first quarter of 2006, we did not consolidate Spansion’s results of operations into ours. In the fourth quarter of 2005, the amount of Spansion’s marketing, general and administrative expenses that we consolidated was $68 million.

Computation Products marketing, general and administrative expenses in the first quarter of 2006 increased two percent compared to the fourth quarter of 2005 primarily as a result of the stock compensation expense discussed above and an increase of $8 million in cooperative advertising and marketing expenses in the first quarter of 2006 compared with the fourth quarter of 2005.

Interest Income

Interest income of $28 million in the first quarter of 2006 increased from $7 million in the first quarter of 2005 and $14 million in the fourth quarter of 2005. The increase from the first quarter of 2005 and the fourth quarter of 2005 was due to an increase in average interest rates as well as increased average cash and short-term investment balances.

Interest Expense

Interest expense of $23 million in the first quarter of 2006 decreased from $24 million in the first quarter and the fourth quarter of 2005.

Interest expense decreased $1 million from the first quarter of 2005 for the following reasons: During the first quarter of 2006 we did not consolidate Spansion’s results of operations with ours, and, therefore, interest expense on Spansion’s third party debt was not included. In the first quarter of 2005, Spansion’s third party interest expense was $6 million. Moreover, interest expense incurred on our 4.75% Debentures decreased by $3 million because holders of the 4.75% Debentures converted their debentures into shares our common stock by February 3, 2006. Also, interest expense incurred on our 7.75% Notes decreased by $2 million because we redeemed $210 million of the aggregate principal amount outstanding of the 7.75% Notes on February 26, 2006. These factors were offset by a decrease of $7 million of capitalized interest expense related to Fab 36 in the first quarter of 2006 compared to the first quarter of 2005.

Interest expense decreased $1 million from the fourth quarter of 2005 for the following reasons: During the first quarter of 2006 we did not consolidate Spansion’s results of operations with ours, and, therefore, interest expense on Spansion’s third party debt was not included. In the fourth quarter of 2005, the amount of Spansion’s third party interest expense that we consolidated was $5 million. Moreover, interest expense incurred on our 4.75% Debentures decreased by $3 million because holders of the 4.75% Debentures converted their debentures into shares our common stock by February 3, 2006. Interest expense incurred on our 7.75% Notes decreased by $2 million because we redeemed $210 million of the aggregate principal amount outstanding of the 7.75% Notes on February 26, 2006. These factors were offset by a decrease of $10 million of capitalized interest expense related to Fab 36, in the first quarter of 2006 compared to the fourth quarter of 2005.

Other Income (Expense), Net

Other income (expense), net, of $19 million expense in the first quarter of 2006 consisted primarily of a redemption premium charge of $16 million, or 7.75%, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes.

Other income (expense), net, of $13 million expense in the fourth quarter of 2005 consisted primarily of a loss of approximately $10 million from the mark-to-market to earnings of certain foreign currency forward contracts which became ineffective in hedging against certain forecasted foreign currency transactions that did not occur due to the change of functional currency for AMD Fab 36 KG from the euro to the U.S. dollar on December 26, 2005, the beginning of our first quarter of 2006.

Other income (expense), net, of net expense of $3 million in the first quarter of 2005 consisted primarily of approximately $3 million of commitment and guarantee fees incurred in connection with the Fab 36 Loan Agreements, which are described in more detail below.

Income Taxes

We recorded an income tax provision of $35 million at a projected annual effective tax rate of 15 percent of pre-tax income in the first quarter of 2006, an income tax benefit of $1 million, or -1 percent of pre-tax income, in the fourth quarter of 2005 and an income tax benefit of $2 million, or 9 percent of pre-tax loss in the first quarter of 2005.

The income tax provision recorded in the first quarter of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions. The U.S. income tax in the first quarter 2006 projected annual effective tax rate estimate arose because the net operating loss and federal tax credits available to reduce the provision are less than the total net operating loss and federal tax credits available as a result of deductions under our stock option plans that will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions has not yet occurred and is dependent upon generating sufficient future taxable income. The projected annual effective tax rate of 15 percent of pre-tax income in the first quarter of 2006 was less than the expected U.S. statutory rate primarily as a result of deferred tax assets under valuation allowances being available to reduce the estimated current year tax provision.

The income tax benefit recorded in the fourth quarter of 2005 primarily reflects foreign tax benefits generated in certain jurisdictions. The income tax benefit in the fourth quarter of 2005 differed from a tax provision at the expected U.S. statutory tax rate primarily as a result of deferred tax assets under valuation allowances being available to reduce the tax provision on income generated in the quarter.

The income tax benefit recorded in the first quarter of 2005 was primarily for foreign tax benefits on losses in certain foreign jurisdictions. The income tax benefit in the first quarter of 2005 differed from the expected U.S. statutory tax rate primarily as a result of the tax benefit of foreign losses associated with Spansion Japan off-setting foreign income taxes in other jurisdictions and the use U.S. valuation allowance to reduce the projected U.S. tax provision.

As of March 26, 2006 all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at March 26, 2006, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

On December 26, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan, based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases under the Employee Stock Purchase Plan under SFAS 123R for the quarter ended March 26, 2006, which was allocated in our condensed consolidated results of operations as follows:

Stock-based compensation included as a component of:

March 26, 2006
(In thousands)
Cost of sales	$1,789
Research and development	4,094
Marketing, general, and administrative	9,162

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	15,045
Tax benefit	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$15,045

We did not realize any tax benefit in connection with the expenses reflected in the table above, because we maintain a full valuation allowance on our U.S. deferred tax assets.

We recognized minimal stock-based compensation expense for the quarter ended March 27, 2005.

In anticipation of the adoption of SFAS 123R, we changed the quantity and type of instrument we primarily use in share-based payment programs for our employees by shifting from granting primarily stock options to granting primarily restricted stock units. Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service generally vest over three to four years from the date of grant. Restricted stock units based solely on performance conditions generally do not vest for at least one year from the date of grant. Following December 26, 2005, all employees below the level of vice president receive restricted stock units. Future equity incentives for employees at the vice president level and above shall consist of grants of restricted stock units and stock options. For 2006, the amount of the compensation expense will depend on the levels of these stock-based grants and the market price of our common stock on the date of these grants.

For additional information on stock-based compensation expense, see Note 2 to our condensed consolidated financial statements.

International Sales

International sales as a percent of worldwide net sales were 70 percent in the first quarter of 2006, 76 percent in the fourth quarter of 2005 and 78 percent in the first quarter of 2005. During the first quarter of 2006, none of our net sales were denominated in currencies other than the U.S. dollar because we no longer consolidate Spansion’s net sales with ours. In the first and fourth quarter of 2005, 17 percent and 11 percent of net sales were denominated in the Japanese yen, which consisted primarily of sales by Spansion to Fujitsu. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments at March 26, 2006 totaled $2.6 billion, an increase of $838 million from December 25, 2005. The increase was primarily due to $566 million of cash flow from operations and net proceeds of $495 million from the sale of 14,096,000 shares of our common stock, of which we used $231 million to redeem 35 percent of the aggregate principal amount of the outstanding 7.75% Notes, including a 7.75% redemption premium and accrued interest.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $566 million in first quarter of 2006. Net income of $185 million was adjusted for non-cash charges consisting primarily of $174 million of depreciation and amortization expense and a non-cash charge of approximately $15 million of stock-based compensation expense in connection with our adoption of SFAS 123R. The net changes in operating assets at March 26, 2006 compared to December 25, 2005 included a decrease in receivables from Spansion as a result of a $98 million payment to settle amounts owed by Spansion to us, a decrease in inventories of 13 percent from the fourth quarter of 2005 due primarily to a reduction in microprocessor inventory caused by increased sales and an increase in payables and accrued liabilities primarily due to an increase in deferred income on unit shipments to distributors.

Net cash provided by operating activities was $251 million in the first quarter of 2005. Our net loss of $17 million for the period was adjusted for non-cash charges consisting primarily of $333 million of depreciation and amortization expense. The increase in prepaid and other current assets included an increase of $41 million in value added tax and receivables from grants and allowances from the State of Saxony and the Federal Republic of Germany related to Fab 36. The net changes in other liabilities in the first quarter of 2005 included refunds of $17.5 million of customer deposits under long-term purchase agreements. Accounts payable and accrued liabilities increased in the first quarter of 2005 primarily due to purchases of equipment for Fab 36.

Net Cash Used in Investing Activities

Net cash used in investing activities was $925 million in first quarter of 2006, primarily as a result of $310 million used to purchase property, plant and equipment, including $197 million used to further facilitize Fab 36, and a net cash outflow of $634 million from purchases and maturities of available-for-sale securities.

Net cash used in investing activities was $670 million in the first quarter of 2005. Cash was used primarily to purchase short-term investments and property, plant and equipment, including $356 million for completing the construction and continuing the facilitization of Fab 36.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $549 million in first quarter of 2006. This amount included proceeds of $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $160 million in proceeds from purchases of stock under our employee stock purchase plan and upon employee stock option exercises, and $105 million of capital investment grants and allowances received from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project. These amounts were partially offset by $211 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes. During the first quarter of 2006, we realized no excess tax benefits related to stock-based compensation, and therefore, did not record any financing cash flows due to our net operating loss carryforward and 100 percent valuation allowance on our U.S. deferred tax assets.

Net cash provided by financing activities was $158 million in the first quarter of 2005, primarily from proceeds from an equipment sale leaseback transaction, capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, and purchases of stock under our employee stock purchase plan and upon employee stock option exercises, partially offset by payments on outstanding debt and capital lease obligations.

Liquidity

We believe that cash flows from operations and current cash, cash equivalents and short-term investment balances, together with available external financing, will be sufficient to fund our operations and capital investments in the short term and long term, including the estimated additional $1.7 billion in capital expenditures that we plan to incur for the Fab 36 project from 2006 through 2008. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at March 26, 2006, and is supplemented by the discussion following the table.

Principal contractual cash obligations at March 26, 2006 were:

	Total	Remaining Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and beyond
	(In thousands)
7.75% Senior Notes	390,000	—	—	—	—	—	390,000
Repurchase Obligations to Fab 36 Partners (1)	154,067	38,517	38,517	52,960	24,073	—	—
Capital Lease Obligations	114,214	2,870	4,265	4,717	5,154	5,866	91,342
Other Long-term Liabilities	61,278	—	12,223	18,023	15,121	15,097	814
Operating Leases (2)	329,039	42,041	50,884	45,242	37,277	35,861	117,734
Unconditional Purchase Commitments (2)	1,306,843	388,860	292,218	230,424	61,985	56,863	276,493

Total principal contractual cash obligations	$2,355,441	$472,288	$398,107	$351,366	$143,610	$113,687	$876,383

(1)	This amount represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitment in the table above. Also, purchase orders for good and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

7.75% Senior Notes Due 2012

On February 26, 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of our 7.75% Senior Notes due 2012. Holders received 107.75 percent of the principal amount plus accrued interest. In connection with this redemption, we recorded an expense of approximately $16 million, which represents the 7.75% redemption premium, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Notes discussed below.

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

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million are being amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method. As a result of the redemption described above, we included $4 million of the unamortized issuance costs in the redemption loss calculation and reflected this amount in the Other Income (Expense), Net line of our condensed consolidated statements of operations.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our new 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to our other wafer manufacturing facility, Fab 30. Fab 36 is owned by AMD Fab 36 KG, a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary. Fab 36 manufactures advanced microprocessor products.

To date, we have provided the majority of financing for the Fab 36 project. In addition, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We anticipate receiving an aggregate amount of up to approximately $653 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36 from 2006 through 2008 will be approximately $1.7 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of $704 million under the partnership agreements, revolving loans from us of up to approximately $903 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to approximately $385 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $843 million from a consortium of banks, under which nothing was drawn as of March 26, 2006;

•	up to approximately $653 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $275 million of cash has been received as of March 26, 2006; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of March 26, 2006, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and $116 million principal amount of intercompany revolving loans were outstanding. These amounts have been eliminated in our condensed consolidated financial statements.

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

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $843 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.2 billion. Although AMD Fab 36 KG attained these milestones in January 2006, several conditions must still be fulfilled before AMD Fab 36 KG can draw on the loans. We anticipate that these conditions will be fulfilled in the second half of 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

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

As of March 26, 2006, group consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $704 million, Leipziger Messe agreed to provide an aggregate of $241 million and Fab 36 Beteiligungs agreed to provide an aggregate of $144 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. As of March 26, 2006, all capital contributions were made in full.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $96 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $72 million in annual 20 percent installments commencing in October 2005. On September 30, 2005, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $14 million of Fab 36 Beteiligungs’ silent partnership contributions.

For accounting and financial reporting purposes under U.S. generally accepted accounting principles, we initially classified the portion of the silent partnership contribution that is mandatorily redeemable as debt at its fair value at the time of issuance because of the mandatory redemption features described in the prior paragraph. Each accounting period, we increase the carrying value of this debt towards our ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent and 13 percent. We record this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Amount described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. Upon consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward our ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of March 26, 2006, AMD Fab 36 KG had received $169 million of silent partnership contributions and $217 million of limited partnership contributions, which includes a New Silent Partnership Amount of $60 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying condensed consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $653 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our condensed consolidated balance sheet and amortize them to operations ratably starting from December 2004 through December 2012. For allowances, we amortize the amounts ratably over the life of the equipment and building. We amortize the production related grants and allowances as a reduction to cost of sales and the development related grants and allowances as a reduction to research and development expenses. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of March 26, 2006, AMD Fab 36 KG had received cash allowances of $68 million for capital investments made in 2003 and 2004 as well as cash grants of $207 million for capital investments made in 2003, 2004 and 2005 and a prepayment for capital investments planned through 2007.

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

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at March 26, 2006, of 0.831 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through March 26, 2006, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

Capital Lease Obligations

As of March 26, 2006, we had aggregate outstanding capital lease obligations of $114 million. These capital lease obligations primarily represent obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing needs. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS 13, Accounting for Leases. These capital lease obligations are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of March 26, 2006, were $329 million, of which $87 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of March 26, 2006, were $1.3 billion for periods through 2020. These purchase commitments included $552 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $207 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table set forth in the Contractual Cash Obligations and Guarantees section only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through 2011 would be between $276 million and $306 million. In addition, unconditional purchase commitments also include $95 million for software maintenance agreements that require periodic payments through 2009. The remaining commitments primarily consist of non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of $61 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We included these amounts in the operating lease total in the table above. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of $327 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $20 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Guarantees

Guarantees of Indebtedness Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 26, 2006 related to underlying liabilities that are already recorded on our condensed consolidated balance sheet as of March 26, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on our condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)	$154,067	$38,517	$38,517	$52,960	$24,073	$—	$—

(1)	Amounts guaranteed in connection with the silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG. Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest.

Guarantees of Indebtedness Not Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 26, 2006 related to underlying liabilities that are not recorded on our condensed consolidated balance sheet as of March 26, 2006 and their expected expiration dates by year.

	Amounts Guaranteed(1)	2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$38,517	$—	$38,517	$—	$—	$—	$—
AMTC rental guarantee (2)	114,266	—	—	—	—	—	114,266
Spansion capital lease guarantees (3)	23,253	20,008	3,245	—	—	—	—
Spansion operating lease guarantees (3)	6,381	2,962	2,345	1,074	—	—	—
Total guarantees	$182,417	$22,970	$44,107	$1,074	$—	$—	$114,266

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, we agreed to maintain our guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $144 million revolving credit facility and a $90 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 26, 2006, we guaranteed up to $39 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $114 million. As of March 26, 2006, $84 million was drawn under the revolving credit facility, and $58 million was drawn under the term loan. We have not recorded any liability in our condensed consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital Lease Guarantee

We guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $23 million as of March 26, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $6 million as of March 26, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

We have not recognized any liability for these guarantees under the provisions of FIN 45 because we concluded that the fair values of the guarantees are not significant. In making this decision, we considered various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Other Financial Matters

Spansion Agency Agreement. We have entered into an agency agreement with Spansion pursuant to which we agreed to ship products to and invoice Spansion’s customers in our name on behalf of Spansion until Spansion has the capability to do so on its own which will be in the second quarter of 2006. Prior to shipping the product to Spansion’s customers, we purchase the applicable product from Spansion and pay Spansion the same amount that we invoice Spansion’s customers. In performing these services, we act as Spansion’s agent for the sale of Spansion’s Flash memory products, and we do not receive a commission or fees for these services. Under the agreement, Spansion assumes full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumes credit and inventory risk related to these product sales.

In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record sales of Spansion’s Flash memory products and the related cost of sales on a net basis on our condensed consolidated statements of operations. As a result, the net impact to our net sales and cost of sales is zero. With respect to our condensed consolidated balance sheets, sales to Spansion’s customers are reflected in our “Accounts Receivable” line item whereas the payables to Spansion that relate to the products we purchased from Spansion are reflected in our “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts.

AMD/Spansion Service Agreements. We are party to various service agreements with Spansion. Under our IT Services Agreement and General Services Agreement, we provide, among other things, information technology, facilities, logistics, tax, finance, human resources, and environmental health and safety services to Spansion. For services rendered, we are paid fees in an amount equal to cost plus five percent except for services procured by us from third parties, which are provided to Spansion at cost.

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

Conversion of 4.75% Convertible Senior Debentures. In February 2006, holders of our 4.75% Debentures elected to convert their debentures into 21,378,605 shares of our common stock pursuant to the original terms of the 4.75% Debentures.

Outlook

We expect sales during the second quarter of 2006 to be flat to slightly down seasonally from the first quarter of 2006. The second quarter of 2006 will consist of 14 weeks. Also, during the second quarter of 2006, we expect operating expenses, which include research and development expenses and marketing, sales and administrative expenses, to increase eight percent from comparable operating expenses in the first quarter of 2006.

In 2006, we expect capital expenditures to be approximately $1.7 billion and depreciation and amortization expense to be approximately $825 million. We also expect that our effective tax rate for 2006 will be approximately 15 percent.

Spansion’s results of operations will continue to impact our results of operations in 2006. These results will be reflected in the “Equity in Income (Loss) of Spansion Inc.” line item on our condensed consolidated statements of operations, and for 2006 will be based on our ownership interest of Spansion, which was 37.9 percent as of March 26, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. As indicated therein, we changed the functional currency for our German subsidiaries, AMD Saxony Limited Liability Company & Co. KG and AMD Fab 36 Limited Liability Company & Co KG, from the euro to the U.S. dollar effective December 26, 2005. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, results of operations or cash flows because certain locally incurred expenses of these subsidiaries continue to be denominated in euro, thereby still subjecting us to foreign currency risk. We will continue to monitor and to hedge this foreign risk exposure as appropriate.

In addition, during the first quarter of 2006, we reduced our long-term debt obligations by redeeming 35 percent (or $210 million) of the aggregate principal amount of our outstanding 7.75% Notes. Also, in February 2006, holders of $500 million aggregate principal amount of our 4.75% Debentures converted their debentures into common stock pursuant to the original terms of the debentures.

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

As of March 26, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting except that as a result of the completion of Spansion’s IPO on December 21, 2005, we eliminated the Spansion—specific key controls during the first quarter of 2006 because they are no longer applicable.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

For example, Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

We expect Intel to maintain its dominant position in the microprocessor market and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies.

Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 65-nanometer process technology. We expect to begin commercial shipments of microprocessors manufactured using 65-nanometer technology in the second half of 2006. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel. Intel’s dominant position in the microprocessor market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

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

Our AMD Opteron processors are critical to our strategy of increasing market share in the server category of the microprocessor market. Similarly, our AMD Turion 64 processors are critical to our strategy of increasing market share in the mobile category of the microprocessor market, and particularly the “thin and light” category. Accordingly, we are making substantial investments in our roadmaps and our platforms for our processors for mobile and server computers. Increasing market acceptance of these processors, our AMD Athlon 64 processors for desktops and the AMD64 technology on which they are based is subject to risks and uncertainties including:

•	the continued support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit software applications and applications that can take advantage of the functionality of our dual-core processors;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors, in the volume and with the performance and feature set required by our customers.

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

For example, we have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval by IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. We anticipate that under this agreement, from March 26, 2006 through December 25, 2011, we would pay fees to IBM of between $483 million and $541 million in connection with joint development projects. In addition, from the beginning of 2002 through March 26, 2006, we paid $370 million to IBM in connection with agreements and services related to license grants and research and development activities.

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

Our competitor in the microprocessor market is Intel Corporation. Microprocessor products compete on performance, quality, reliability, cost, selling price, adherence to industry standards, software and hardware compatibility, brand recognition and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale.

We may not be able to compete effectively if we fail to reduce our manufacturing costs and develop, introduce and sell on a timely basis, new products or enhanced versions of existing products at competitive prices.

We depend on third-party companies for the design, manufacture and supply of core-logic chipsets, graphics chips, motherboards, BIOS software and other components.

We depend on third-party companies for the design, manufacture and supply of core-logic chipsets, graphics chips, motherboards, BIOS software and other components that support our microprocessor offerings. Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. If we are unable to secure sufficient support for our microprocessor products from these designers and manufacturers, or if suppliers of chipsets cannot provide us with sufficient quantities of chipset products to meet our demand, our business would be materially adversely affected.

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

Collectively, our top five OEM and distributor Computation Products customers accounted for a significant percentage of our total net sales in 2005 and the first quarter of 2006. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

If we fail to keep pace with new product designs and improvements or if we pursue technologies that do not become commercially accepted, customers may not buy our products and we may be adversely affected.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies we could be materially adversely affected.

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

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. We expect that Chartered will begin production in 2006. The ability of Chartered to begin production on a timely basis depends on several factors beyond our control, including Chartered’s ability to implement our technology at their facilities on a timely basis.

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

Both we and our competitor, Intel Corporation, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies, and we expect that this trend will continue. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate.

In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. We have substantially increased our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and larger wafers and making significant capital investments in our existing manufacturing facilities. We plan to continue to make these types of investments. We also entered into sourcing and manufacturing technology agreements with Chartered whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. If the demand for our products is not consistent with our increased expectations, we may underutilize our manufacturing facilities or we may not fully utilize the reserved capacity at Chartered’s foundry. This may have a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, construction delays, delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process.

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

For example, we plan to begin 65-nanometer production in the second half of 2006. Our goal is to be substantially converted to 65-nanometer in Fab 36 by mid-2007. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

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

For 2006, we plan to make approximately $1.7 billion of capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to $903 million to AMD Fab 36 KG (based on an exchange rate of 0.831 euros to one U.S. dollar as of March 26, 2006). Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

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

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

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

If one or more of our products were found to be defective after the product had been shipped to customers in volume, we may have difficulty and the cost of product replacements or product returns could be substantial and our reputation with our customers could be damaged. In addition, we may have difficulty identifying the end customers of our products or the defective products in the field. As a result, we could incur substantial costs to implement modifications to fix defects. Any of these problems could materially adversely affect us.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia and Singapore. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks for use in manufacturing our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales was 70 percent in the first quarter of 2006 and China was one of our largest and fastest growing markets.

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

We are party to litigation, including intellectual property litigation, and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages.

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Risks Related to Our Ownership of Spansion Inc. Common Stock

Spansion’s financial position, results of operations and cash flows were consolidated with ours through December 20, 2005, but as a result of its initial public offering, we currently report our interest in Spansion using the equity method of accounting. We currently own 48,529,403 shares, or approximately 37.9 percent, of Spansion’s outstanding common stock. As a result, our 37.9 percent share of Spansion’s net income (loss) will impact our net income (loss). The following risks and uncertainties that Spansion faces could affect Spansion’s financial position or results of operations and correspondingly our financial position and results of operations. These are not the only risks and uncertainties that Spansion faces. Spansion also faces many of the risks and uncertainties that we face as described above in this “Risk Factors” section, as well as those set forth in Spansion’s Annual Report on Form 10-K and other SEC filings, to which we refer you.

The demand for Spansion’s products depends in part on continued growth in the industries and geographies into which they are sold. A market decline in any of these industries or geographies would have a material adverse effect on Spansion’s results of operations.

Spansion is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC peripheral equipment such as printers. Sales of Spansion products are also dependent on OEMs including increasing amounts of NOR Flash memory content in their products. In 2004, 2005, and the first quarter of 2006 demand from the wireless category of the Flash memory market drove a majority of Spansion’s sales. If demand for these products, or NOR Flash memory content in these products, is below Spansion’s expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, Spansion would be materially adversely affected.

Spansion has lost, and will continue to lose, rights to key intellectual property arrangements once it is no longer a beneficiary of our patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against Spansion.

As a majority owned subsidiary, Spansion had been the beneficiary of our intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in Spansion’s products and software used to operate its business. Following Spansion’s initial public offering in December 2005, it was no longer a beneficiary under a number of those agreements. As a result, it lost rights to use important intellectual property that it was previously licensed to use and may therefore be subject to claims that it is infringing intellectual property rights of third parties through the manufacture and sale of its products and the operation of its business. Therefore, absent negotiating its own license agreements with third parties who own such intellectual property, Spansion will be vulnerable to claims by such parties that its products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against Spansion because it had been a majority owned subsidiary of ours. In addition, we believe that Spansion will lose additional rights under our patent cross-license agreements and other licenses once we no longer hold a majority of Spansion’s shares entitled to vote for the election of Spansion’s directors, assuming we are still party to such agreements and licenses at such time. The parties to these agreements and licenses, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive. The award of material damages, including material royalty payments, or the entry of an injunction, would have a material adverse effect on Spansion.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on Spansion.

Market acceptance of products based on Spansion’s MirrorBit technology is a critical factor impacting Spansion’s ability to increase revenues and market share as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of Spansion’s MirrorBit technology occurs at a slower rate than Spansion anticipates, Spansion’s ability to compete will be reduced, and Spansion would be materially adversely affected..

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

As mobile phones become more advanced, they will require higher density Flash memory to meet increased data storage requirements. Spansion has stated its intention to position itself to address the increasing demand for higher density Flash memory within the wireless category of the Flash memory market by offering products based on its ORNAND architecture, which Spansion has recently developed. The success of its ORNAND architecture requires that Spansion timely and cost effectively develop, manufacture and market ORNAND-based products that are competitive with NAND-based Flash memory products in the wireless category of the Flash memory market. Spansion began production of ORNAND-based products in the first quarter of 2006. However, if Spansion fails to develop and commercialize additional products based on its ORNAND architecture on a timely basis or if Spansion’s ORNAND-based products fail to achieve acceptance in the wireless market, Spansion’s operating results would be materially adversely affected.

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

Spansion continues to undertake a number of actions in an effort to significantly reduce its expenses. These actions include streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion products, controlling increasing testing costs and working with us and Fujitsu to reduce costs under services agreements. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, Spansion would be materially adversely affected.

Manufacturing capacity constraints may have a material adverse affect on Spansion.

There may be situations in which Spansion’s manufacturing facilities are inadequate to meet the demand for certain of Spansion’s products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on Spansion. For example, in the first half of 2004, Spansion was not able to meet demand for certain of its lower density embedded Flash memory products because in 2003 it underestimated demand for these products, and was unable to install additional wafer fabrication capacity on a timely basis. Spansion has stated its belief that this adversely impacted its relationships with customers who received reduced allocations, or did not receive allocations, of its embedded products, and Spansion has stated its belief that its competitors were able to take advantage of this situation to increase their market share. More recently, in the third and fourth quarters of 2005, Spansion experienced capacity constraints for final test and assembly of certain products. While Spansion is working internally and with subcontractors to increase capacity to meet anticipated demand, Spansion cannot give any assurance that it will not experience similar constraints in the future. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facility or through foundry, subcontractor or similar arrangements with third parties, could have a material adverse effect on Spansion.

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

Spansion has stated its intention to develop manufacturing capacity on 300-millimeter wafers for its Flash memory products. The timing for implementing 300-millimeter capacity will depend in part on the demand for Spansion’s Flash memory products and the ability to fund the construction of such a facility if Spansion chooses to develop capacity internally or Spansion’s ability to enter into a foundry manufacturing agreement if it chooses to work with a foundry manufacturer. If Spansion is delayed in having this capacity or is unable to obtain foundry services at competitive rates or is unable to timely and efficiently ramp production on 300-millimeter wafers, Spansion would not achieve anticipated cost savings associated with this technology, and Spansion could be materially adversely affected.

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

If the market value of our shares of Spansion common stock remains below our book value of such shares and the decline in the market value level is deemed “other than temporary,” then we may be required to take an impairment charge in the amount of the difference between the book value and the market value. For the quarter in which we take any such impairment charge, our results of operations could be adversely affected by the amount of such impairment charge. In addition, the carrying value of our investment in Spansion on our balance sheet would also be reduced. Therefore, sustained decreases in the market price of Spansion’s common stock could have an adverse effect on us and our results of operations.

ITEM 6. EXHIBITS

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

ADVANCED MICRO DEVICES, INC.

Date: May 4, 2006	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer