Form 10-Q
period 2006-07-02
ADVANCED MICRO DEVICES INC
filed 2006-08-11
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 1, 2006: 485,883,038.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In thousands except per share amounts)
Net sales	$1,216,367	$1,037,737	$2,548,525	$2,056,506

Net sales to related party (see Note 4)	—	222,181	—	430,040

Total net sales	1,216,367	1,259,918	2,548,525	2,486,546

Cost of sales	526,059	765,954	1,079,399	1,573,403

Gross margin	690,308	493,964	1,469,126	913,143

Research and development	278,674	272,584	542,850	525,706
Marketing, general and administrative	309,525	228,511	565,567	440,225

Operating income (loss)	102,109	(7,131)	360,709	(52,788)
Interest income	35,308	7,194	63,470	14,079
Interest expense	(17,859)	(25,653)	(41,106)	(49,898)

Other income (expense), net	7,240	(4,096)	(11,888)	(7,007)

Income (loss) before minority interest, equity in net income (loss) of Spansion Inc., and income taxes	126,798	(29,686)	371,185	(95,614)
Minority interest in consolidated subsidiaries	(7,183)	37,905	(13,530)	84,758

Equity in net income (loss) of Spansion Inc.	(12,467)	—	(30,710)	—
Provision (benefit) for income taxes	18,301	(3,100)	53,574	(4,752)

Net income (loss)	$88,847	$11,319	$273,371	$(6,104)

Net income (loss) per common share:
Basic	$0.18	$0.03	$0.58	$(0.02)
Diluted	$0.18	$0.03	$0.55	$(0.02)

Shares used in per share calculation:
Basic	484,541	395,414	474,311	394,245
Diluted	500,176	405,739	497,542	394,245

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 2, 2006	December 25, 2005*
	(In thousands except par value and share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688,657	$633,067
Marketable securities	1,841,405	1,002,742
Spansion Senior Subordinated Notes	—	158,957

Total cash and cash equivalents and marketable securities	2,530,062	1,794,766

Accounts receivable	582,436	818,305
Allowance for doubtful accounts	(10,897)	(12,774)

Accounts receivable, net	571,539	805,531
Inventories:
Raw materials	20,106	17,762
Work-in-process	252,577	225,003
Finished goods	132,602	145,866

Total inventories	405,285	388,631
Deferred income taxes	90,323	92,606
Prepaid expenses and other current assets	287,598	334,016
Receivable from Spansion (see Note 4)	20,725	143,286

Total current assets	3,905,532	3,558,836
Property, plant and equipment:
Land and land improvements	50,206	28,814
Buildings and leasehold improvements	1,315,520	1,027,822
Equipment	4,453,625	3,309,869
Construction in progress	378,354	1,121,100

Total property, plant and equipment	6,197,705	5,487,605
Accumulated depreciation and amortization	(3,034,524)	(2,786,605)

Property, plant and equipment, net	3,163,181	2,701,000
Other assets	299,535	303,294

Receivable from Spansion (see Note 4)	6,663	3,307
Net investment in Spansion (see Note 3)	686,984	721,342

Total assets	$8,061,895	$7,287,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662,711	$622,610
Accounts payable to Spansion (see Note 4)	43,743	233,224
Accrued compensation and benefits	161,547	226,874
Accrued liabilities	429,843	388,998
Income taxes payable	45,567	3,326
Deferred income on shipments to distributors	189,992	141,898
Current portion of long-term debt and capital lease obligations	45,139	43,224
Other current liabilities	175,947	161,807

Total current liabilities	1,754,489	1,821,961
Deferred income taxes	90,323	92,606
Long-term debt and capital lease obligations	647,109	1,327,065
Other long-term liabilities	450,289	459,322
Minority interest in consolidated subsidiaries	267,095	234,988
Commitments and contingencies (see note 8)

Stockholders’ equity:

Capital stock:

Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 492,265,528 as of July 2, 2006 and 442,196,017 as of December 25, 2005; shares outstanding: 485,563,608 as of July 2, 2006 and 435,526,719 as of December 25, 2005	4,856	4,355
Capital in excess of par value	4,011,482	2,800,306
Treasury stock, at cost (6,701,918 shares as of July 2, 2006 and 6,669,298 shares as of December 25, 2005)	(89,698)	(90,138)
Retained earnings	747,160	473,678
Accumulated other comprehensive income	178,790	163,636

Total stockholders’ equity	4,852,590	3,351,837

Total liabilities and stockholders’ equity	$8,061,895	$7,287,779

See accompanying notes to condensed consolidated financial statements.

*	Amounts as of December 25, 2005 were derived from the December 25, 2005 audited financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 2, 2006	June 26, 2005
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$273,371	$(6,104)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest of consolidated subsidiaries	13,530	(84,758)
Depreciation	338,759	624,400
Amortization	27,703	26,936
Reduction of provision for doubtful accounts	(1,877)	(4,193)

Equity in loss of Spansion Inc.	30,710	—
Change in deferred income taxes	719	(20,550)

Charge due to partial redemption of 7.75% Senior Notes	3,822	—
Foreign grant and subsidy amortization	(67,733)	(54,904)

Forfeited interest on debt conversion	754	—
Net loss on disposal of property, plant and equipment	4,712	1,297

Net gain realized on sale of available-for-sale securities	(2,312)	—

Stock-based compensation expense recognized under employee stock compensation plans	33,099	466

Non-cash foreign exchange loss	11,592	—
Recognition of deferred gain on sale-leaseback of building	(839)	(840)

Gain on Spansion’s repurchase of its 12.75% Senior Subordinated Notes	(9,751)	—

Tax benefit on minority interest in net loss of subsidiaries	—	9,756
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	236,499	(4,551)
Decrease (increase) in receivables from related parties	92,950	(7,371)
Increase in inventories	(12,663)	(35,335)
Increase in prepaid expenses and other current assets	(57,479)	(9,978)
Increase in other assets	(61,189)	(8,091)
Increase (decrease) in taxes payable	42,241	(29,174)

Refund of customer deposits under long-term purchase agreements	—	(17,500)
Net increase in accounts payables and accrued liabilities	75,623	125,465
(Decrease) increase in accounts payables and accrued liabilities to related parties	(187,042)	12,324

Decrease in accrued royalties to related party	—	(805)

Net cash provided by operating activities	785,199	516,490

Cash flows from investing activities:
Purchases of property, plant and equipment	(765,690)	(821,737)
Proceeds from sale of property, plant and equipment	3,285	5,789
Repayment of loans by Spansion	21,564	—
Purchases of available-for-sale securities	(1,870,277)	(541,688)
Proceeds from sale and maturity of available-for-sale securities	1,028,333	309,939

Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	175,000	—
Other	1,858	(9,125)

Net cash used in investing activities	(1,405,927)	(1,056,822)

Cash flows from financing activities:

Proceeds from borrowings	—	36,267

Borrowings under revolving loan	—	50,528
Repayment of debt and capital lease obligations	(212,062)	(100,490)
Proceeds from foreign grants and subsidies	201,442	159,932

Proceeds from sale-leaseback transactions	—	78,145
Proceeds from equity offering	494,618
Proceeds from limited partners’ contribution	—	54,401
Proceeds from issuance of common stock under stock-based compensation plans	192,320	53,065

Net cash provided by financing activities	676,318	331,848

Effect of exchange rate changes on cash and cash equivalents	—	1,328

Net increase (decrease) in cash and cash equivalents	55,590	(207,156)

Cash and cash equivalents at beginning of period	633,067	918,377

Cash and cash equivalents at end of period	$688,657	$711,221

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest, net of amounts capitalized	$38,479	$38,634
Income taxes	$3,101	$31,873

Non-cash activities:

Equipment sale-leaseback transaction	$—	$78,145

Conversion of 4.75% Senior Convertible Debentures	$499,833	$—

Assets acquired under capital lease	$17,991	$—

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarter and six months ended July 2, 2006 consisted of 14 weeks and 27 weeks. The quarter and six months ended June 26, 2005 consisted of 13 weeks and 26 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation of segment information. (See Note 6)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial position and operating results of the Company and its wholly- and majority-owned subsidiaries. All intercompany balances have been eliminated upon consolidation. On December 21, 2005, Spansion Inc. completed its initial public offering (IPO) of its Class A common stock. Prior to the IPO, Spansion was the Company’s majority owned subsidiary, and the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in the Company’s consolidated statements of operations and statements of cash flows. Following the IPO, the Company’s ownership interest in Spansion was diluted from 60 percent to 37.9 percent. As a result, the Company no longer exercises control over Spansion’s operations. Therefore, from December 21, 2005, the Company uses the equity method of accounting to record its proportionate share of Spansion’s net income (loss).

Foreign Currency Translation/Transactions

Prior to 2006, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony) and AMD Fab 36 LLC & Co. KG (AMD Fab 36 KG) whose functional currency was the euro. Beginning in 2006, the functional currency of AMD Saxony and AMD Fab 36 KG is the U.S. dollar. The change in the functional currency of these subsidiaries is accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation (SFAS 52), and reflects the change in economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to AMD Saxony and AMD Fab 36 KG and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate, and, therefore, their functional currency. Consequently, beginning in the first quarter of fiscal 2006, these subsidiaries’ assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Net sales, cost of sales and expenses have been remeasured at average exchange rates in effect during each period. Net sales, cost of sales and expenses related to the previously noted non-monetary balance sheet amounts have been remeasured at historical exchange rates. Gains or losses resulting from foreign currency remeasurement have been included in net income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income. The Company includes its proportionate share of the translation adjustments relating to Spansion Japan, a subsidiary of Spansion Inc., whose functional currency is the Japanese yen, based on the equity method of accounting, in accumulated other comprehensive income.

Stock-Based Compensation

On December 26, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the quarter and six months ended July 2, 2006 includes stock-based compensation expense for all of the Company’s stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as well as stock-based compensation expense for all stock-based compensation awards granted on or after December 26, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single option (i.e., straight-line) method. Compensation expense for share-based awards granted prior to December 26, 2005 will continue to be subject to the accelerated multiple option method specified in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, while compensation expense for stock-based awards granted on or after December 26, 2005 will be recognized using a straight-line, single option method.

Also, upon adoption of SFAS 123R, the Company changed its method of valuation for stock option awards from the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which was previously used for the Company’s pro forma information disclosures of stock-based compensation expense as required under SFAS 123, to a lattice-binomial option-pricing model.

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

As a result of adopting SFAS 123R, the Company’s income from operations, income before taxes and net income for the quarter ended July 2, 2006 are $11 million, $11 million, and $4 million lower, respectively, and the Company’s income from operations, income before taxes and net income for the six months ended July 2, 2006 are $19 million, $19 million, and $12 million lower, respectively, than they would have been if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended July 2, 2006 are $0.01 and $0.01 lower, and basic and diluted earnings per share for the six months ended July 2, 2006 are $0.02 and $0.02 lower, respectively, than they would have been if it had continued to account for share-based compensation under APB Opinion No. 25.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company is currently evaluating the accounting guidance and will adopt the consensus as required at the beginning of its fiscal year 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and expects to adopt it as required at the beginning of its fiscal year 2007.

2. Stock-Based Incentive Compensation Plans

Stock-Based Incentive Program Description

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. These programs are described more fully in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. Equity awards are made from the Company’s 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three- to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than 10 years after the grant date. In addition, shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding from previous equity compensation plans. On April 29, 2004, the Company’s stockholders approved the 2004 Plan. Stock options available for grant under these prior equity compensation plans that were in effect before April 29, 2004 were consolidated into the 2004 Plan. In conjunction with the adoption of SFAS 123R, the Company reviewed its stock-based incentive programs and decided to issue primarily restricted stock units in lieu of stock options.

Under the 2004 Plan, the Company can grant full value awards. These full value awards can consist of restricted stock or restricted stock units. Following is a description of the material terms of the full value awards that may be granted under the 2004 Plan:

Restricted Stock. Restricted stock awards can be granted to any employee, director or consultant. Restricted stock based on continued service may not fully vest for three years from the date of grant. Restricted stock that is performance based may not fully vest for one year from the date of grant.

Restricted Stock Units. Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service may not fully vest for at least three years from the date of grant. Restricted stock units that are performance based may not fully vest for at least one year from the date of grant.

Valuation and Expense Information under SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan under SFAS 123R for the quarter and six months ended July 2, 2006, which was allocated in the condensed consolidated statement of operations as follows:

	Quarter Ended July 2, 2006	Six months Ended July 2, 2006
	(In thousands)	(In thousands)
Stock-based compensation included as a component of:
Cost of sales	$2,200	$3,989
Research and development	6,835	10,928
Marketing, general and administrative	9,019	18,182

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	18,054	33,099

Tax benefit	(9,932)	(9,932)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$8,122	$23,167

As of July 2, 2006, the Company had $33 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.23 years. Also, as of July 2, 2006, the Company had $61 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards that will be recognized over the weighted average period of 1.81 years.

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

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the quarter and six months ended July 2, 2006 was $14.05 and $14.89 per share, using the lattice-binomial model with the following weighted-average assumptions:

	Quarter Ended July 2, 2006	Six months Ended July 2, 2006
Expected volatility	51.11%	51.61%
Risk-free interest rate	5.01%	4.79%
Expected dividends	0%	0%

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

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected term of employee stock options is impacted by all of the underlying assumptions and calibration of the lattice-binomial model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested term and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the past ten year history of exercises, post-vesting cancellations, and outstanding options on all option grants other than pre-vesting forfeitures made by the Company. The expected term for option grants made for the quarter and six months ended July 2, 2006 derived from the lattice-binomial model was 4.12 and 4.13 years.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its stock-based payment awards.

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

Certain Company employees have been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depends on actual performance against specified performance goals. The performance period is generally one to three years from the date of grant.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable three-month purchase period. The Company issued 302,000 shares and 639,000 shares under the ESPP during the quarter and six months ended July 2, 2006. The ESPP compensation expense is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes model.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

The following table presents the effect on net income (loss) and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter and six months ended June 26, 2005:

	Quarter Ended June 26, 2005	Six months ended June 26, 2005
Net income (loss)—as reported	$11,319	$(6,104)
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax effects under APB 25	313	456
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects.	(72,320)	(98,520)

Net loss—pro forma	(60,688)	(104,168)

Basic and diluted net income (loss) per common share—as reported	$0.03	$(0.02)
Basic and diluted net loss per common share—pro forma	$(0.15)	$(0.26)

The summary of the changes in stock options outstanding under the Company’s stock-based compensation plans for the six months ended July 2, 2006 is presented below:

	Six months Ended July 2, 2006
	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:

Outstanding at beginning of period	45,928	$15.14
Granted	869	$35.17
Canceled	(743)	$31.71
Exercised	(13,310)	$12.88

Outstanding at end of period	32,744	$16.21

Exercisable at end of period	25,789	$15.51

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of July 2, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(Shares in thousands)
$0.01 - 11.69	6,883	5.13	$9.07	5,664	$8.78
$11.70 - 14.86	11,537	5.49	$14.42	9,355	$14.51
$14.89 - 22.35	10,289	5.38	$17.72	8,142	$16.96
$22.38 - 45.50	4,035	5.24	$29.66	2,628	$29.06

Total	32,744	5.35	$16.21	25,789	$15.51

As of July 2, 2006, the weighted average remaining contractual life of stock options exercisable was 5.17 years and their aggregate intrinsic value was $243 million. The total intrinsic value of stock options exercised during the quarter and six months ended July 2, 2006 was $35 million and $319 million, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended June 26, 2005 was $6 million and $29 million, respectively.

The summary of the changes in restricted stock awards outstanding under the Company’s 2004 Plan during the six months ended July 2, 2006 is presented below:

	Six months Ended July 2, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	1,067	$21.46
Granted	2,275	$34.96
Forfeited	(17)	$34.09
Vested	(36)	$21.06

Nonvested balance at end of period	3,289	$30.74

The total fair value of shares vested for the quarter and six months end July 2, 2006 was $763,000 and $763,000.

Non-Employee Stock Options and Restricted Stock Units

In connection with Spansion’s IPO, unvested stock options and restricted stock units of the Company that are held by Spansion employees are subject to variable accounting under EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of unvested stock options and restricted stock units was measured pursuant to the Black-Scholes option pricing model at July 2, 2006 using prevalent market price assumptions because such awards were issued prior to the adoption of SFAS 123R.

The compensation expense for the quarter and six months ended July 2, 2006 related to these awards was approximately $2.1 million and $3.7 million. In accordance with EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee, the compensation expense was recorded in the Company’s condensed consolidated statements of operations in the same caption as equity in net income (loss) of Spansion Inc. As of July 2, 2006, the number of shares covered by unvested stock options and restricted stock units outstanding and held by Spansion employees was approximately 646,000 shares.

3. Net Investment in and Equity Interest in Net Income (Loss) of Spansion Inc.

On December 21, 2005, Spansion Inc. completed its IPO of 47,264,000 shares of its Class A common stock as well as its offering of notes to the Company and institutional investors with an aggregate principal amount of $425 million. As a result of the IPO, the Company owns a total of 48,529,403 shares, or 37.9 percent, of Spansion’s outstanding common stock. The Company cannot transfer any shares of Spansion’s common stock, except to majority owned subsidiaries, until the earlier of December 13, 2006 or the date Spansion’s Board of Directors sets for the conversion of the Class D common stock into Class A common stock.

Following the IPO, the Company’s ownership interest was diluted from 60 percent to 37.9 percent. As a result, the Company no longer exercises control over Spansion’s operations and, from December 21, 2005, Spansion’s financial position, results of operations and cash flows are no longer consolidated with the Company’s. Therefore, the Company uses the equity method of accounting to reflect its proportionate share of Spansion’s net income or loss in accordance with the provisions of APB Opinion No. 18 (as amended), The Equity Method of Accounting for Investments in Common Stock. Under the equity method of accounting, the Company records its proportionate share of Spansion’s net income or loss based on the most recently available quarterly financial statements. In addition, the Company also reflects its proportionate share of the change in Spansion’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheet.

In determining the Company’s share of the net loss from Spansion under the equity method of accounting, certain adjustments, primarily related to the elimination of intercompany profits, are made to Spansion’s reported results (see Note 4). These net adjustments totaled approximately $6.7 million and $8.1 million for the quarter and six months ended July 2, 2006 and are included in the caption equity interest in net income (loss) of Spansion, Inc. on the Company’s condensed consolidated statements of operations.

As of July 2, 2006, the carrying value of the Company’s net equity investment in Spansion amounted to approximately $687 million, and the fair value of this investment was approximately $773 million based on the closing price of Spansion’s Class A common stock on June 30, 2006, the last trading day of the fiscal quarter.

4. Related-Party Transactions

The following table represents the significant balances receivable from or payable to Spansion as of July 2, 2006 and December 25, 2005, of which none had the legal right of offset:

	July 2, 2006	December 25, 2005
	(In thousands)
Investment in Spansion Senior Notes	—	158,957
Other receivable from Spansion (short-term)	20,725	121,585
Other receivable from Spansion (long-term)	6,663	—

Notes receivable from Spansion (short-term)	—	21,701
Notes receivable from Spansion (long-term)	—	3,307

Accounts Payable to Spansion	43,743	233,224

In connection with the IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreements, the Company agreed to provide, among other things, information technology, facilities, logistics, tax, finance, human resources, and environmental health and safety services to Spansion for a specified period. Under the amended patent cross-license agreement, Spansion pays royalties to the Company based on a percentage of Spansion’s net sales.

In addition, the Company had entered into an agency agreement with Spansion pursuant to which the Company agreed to ship products to and invoice Spansion’s customers in the Company’s name on behalf of Spansion until Spansion had the capability to do so on its own. Prior to shipping the product to Spansion’s customers, the Company purchased the applicable product from Spansion and paid Spansion the same amount that it invoiced Spansion’s customers. In performing these services, the Company acted as Spansion’s agent for the sale of Spansion’s Flash memory products, and the Company did not receive a commission or fees for these services. Under the agreement, Spansion assumed full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumed credit and inventory risk related to these product sales. In the second quarter of 2006, Spansion began to ship its products and invoice its customers directly, and the Company no longer ships and invoices products on behalf of Spansion.

Pursuant to the agency agreement and in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recorded sales of Spansion’s Flash memory products sold by the Company on behalf of Spansion and the related cost of sales on a net basis on its condensed consolidated statements of operations. As a result, the net impact to the Company’s net sales and cost of sales is zero.

Accounts receivable from sales to Spansion’s customers are reflected in the Company’s “Accounts Receivable” line item whereas the payables to Spansion that relate to the products the Company purchased from Spansion are reflected in its “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts.

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion Inc., issued to the Company $175 million aggregate principal of its 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes) for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased its Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of 37.9% of the gain), was recorded as a reduction to the equity in net income (loss) of Spansion Inc.

Prior to Spansion’s IPO, Fujitsu was a related party of the Company as a result of the formation of Spansion LLC effective June 30, 2003, in which the Company held a 60 percent interest and Fujitsu held a 40 percent interest. The following table represents certain transactions between the Company (including through Spansion) and Fujitsu for the quarter and six months ended June 26, 2005:

	Quarter Ended June 26, 2005	Six months Ended June 26, 2005
	(In thousands)
Net sales to Fujitsu	$222,181	$430,040
Commercial die purchases from Fujitsu	21,791	40,983
Subcontract manufacturing purchases from Fujitsu	8,687	19,256
Other purchases of goods and services from Fujitsu	16,139	32,696
Service fees due to Fujitsu	5,654	11,385
Cost of employees seconded from Fujitsu	4,284	6,923
Rental expense to Fujitsu	540	1,140
Royalty fees due to Fujitsu	3,853	7,375

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

	Quarters Ended		Six months Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In thousands except per share data)
Numerator:
Numerator for basic income (loss) per common share	$88,847	$11,319	$273,371	$(6,104)

Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022:
Interest expense, net of tax	—	—	2,411	—
Profit sharing expense adjustment, net of tax	—	—	(219)	—

Numerator for diluted income (loss) per common share	$88,847	11,319	275,563	(6,104)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	484,541	395,414	474,311	394,245
Effect of dilutive potential common shares:
Employee stock options, restricted stock and restricted stock units	15,635	10,325	18,707	—
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022	—	—	4,524	—

Dilutive potential common shares	15,635	10,325	23,231	—

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	500,176	405,739	497,542	394,245

Net income (loss) per common share:
Basic	$0.18	$0.03	0.58	(0.02)
Diluted	$0.18	$0.03	0.55	(0.02)

There were no dilutive potential common shares that were not included in the net income per common share calculation for the quarter and six months ended July 2, 2006. Potential dilutive common shares totaling approximately 49 million for the quarter ended June 26, 2005 and 59 million for the six months ended June 26, 2005 were not included in the net income (loss) per common share calculation, as their inclusion would have been anti-dilutive.

6. Segment Reporting

The Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net sales and operating income (loss) before interest, other income (loss), equity in net income (loss) of Spansion Inc., income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, the Company had the following three reportable segments:

•	the Computation Products segment, which consisted of microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which consisted of Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which consisted of embedded processors and products for global commercial and consumer markets.

As a result of the completion of Spansion’s IPO on December 21, 2005, the Company’s results of operations included Spansion’s results of operations as a consolidated subsidiary through December 20, 2005.

From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of the Company’s financial results. Instead, the Company applies the equity method of accounting to reflect its proportionate share of Spansion’s net income (loss) from December 21, 2005. Accordingly, as of December 21, 2005 the Company no longer has the Memory Products segment, and the operating results for the quarter and six months ended July 2, 2006 are not fully comparable with the results for the quarter and six months ended June 26, 2005.

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

As of December 25, 2005, the Company has two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, the Company referred to as the Personal Connectivity Solutions segment. In addition to its two current reportable segments, the Company also has the All Other category. This category includes the Personal Internet Communicator (PIC) operating segment, which the CODM began to review separately starting in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the Company’s reportable segments.

The PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material.

As a result of Spansion’s IPO and the deconsolidation of Spansion’s operating results effective December 21, 2005, the Company allocated profit sharing and bonus expenses to the specific operating segments that earned them. Therefore, these expenses are no longer included in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and six months ended July 2, 2006 and June 26, 2005:

	Quarters Ended		Six Months Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In thousands)
Computation Products
Net sales	$1,172,479	$767,197	$2,471,046	$1,516,798
Operating income	113,157	98,561	397,615	180,766

Embedded Products
Net sales	43,556	30,283	81,501	59,339
Operating loss	(5,818)	(11,989)	(17,167)	(26,056)

All Other
Net sales	332	71	(4,022)	686
Operating loss	(5,230)	(4,198)	(19,739)	(8,149)

Memory Products
Net sales	—	462,367	—	909,723
Operating loss	—	(89,505)	—	(199,349)

Total
Net sales	1,216,367	1,259,918	2,548,525	2,486,546
Operating income (loss)	102,109	(7,131)	360,709	(52,788)

Interest income	35,308	7,194	63,470	14,079

Interest expense	(17,859)	(25,653)	(41,106)	(49,898)

Other income (expense), net	7,240	(4,096)	(11,888)	(7,007)
Minority interest of consolidated subsidiaries	(7,183)	37,905	(13,530)	84,758
Equity in net income (loss) of Spansion Inc.	(12,467)	—	(30,710)	—
Provision (benefit) for income taxes	18,301	(3,100)	53,574	(4,752)

Net income (loss)	$88,847	$11,319	$273,371	$(6,104)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In thousands)		(In thousands)
Net income (loss)	$88,847	$11,319	$273,371	$(6,104)
Net change in unrealized losses on available-for-sale securities, net of taxes	(16,629)	(389)	(3,852)	(492)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	10,916	(23,774)	12,236	(49,728)
Net change in cumulative translation adjustments	7,294	(93,439)	6,770	(160,651)

Other comprehensive income (loss)	1,581	(117,602)	15,154	(210,871)

Total comprehensive income (loss)	$90,428	$(106,283)	$288,525	$(216,975)

The change in cumulative translation adjustment in the quarter and six months ended July 2, 2006 compared to the quarter and six months ended June 26, 2005 was primarily as a result of the change in functional currency in certain of the Company’s subsidiaries. See Note 1.

8. Commitments and Contingencies

Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of July 2, 2006 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of July 2, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)	$163,562	$40,890	$40,890	$40,891	$40,891	$—	$—

(1)	This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $61 million.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of July 2, 2006, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of July 2, 2006 and their expected expiration dates.

	Amounts Guaranteed(1)	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$40,891	$—	$40,891	$—	$—	$—	$—
AMTC rental guarantee(2)	116,620	—	—	—	—	—	116,620
Spansion capital lease guarantees(3)	9,693	6,455	3,238		—	—	—
Spansion operating lease guarantees(3)	5,194	1,775	2,345	1,074	—	—	—

Total guarantees	$172,398	$8,230	$46,474	$1,074	$—	$—	$116,620

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $153 million revolving credit facility and a $96 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of July 2, 2006, the Company guaranteed up to $41 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $117 million. As of July 2, 2006, $89 million was drawn under the revolving credit facility, and $57 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital Lease Guarantee

The Company guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $10 million as of July 2, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the term of the leases.

Spansion Operating Lease Guarantees

The Company guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $5 million as of July 2, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the term of the leases.

The Company has not recognized any liability for these guarantees under the provisions of FIN 45 because the Company concluded the fair values of the guarantees are not significant. In making the decision, the Company considered various factors including the IPO of Spansion, Spansion’s credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Warranties and Indemnities

The Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers for all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with the Company and target their computer systems at the commercial market. Prior to Spansion’s IPO and the related deconsolidation, the Company also offered a one-year limited warranty to direct purchasers for all Flash memory products. Under limited circumstances, the Company also offered an extended limited warranty to direct purchasers of Flash memory products that were intended for systems targeted at the embedded end market.

Changes in the Company’s potential liability for product warranty during the six months ended July 2, 2006 and June 26, 2005 are as follows:

	Six Months Ended
	July 2, 2006	June 26, 2005
	(In thousands)
Balance, beginning of the period	$18,792	$22,043

New warranties issued during the period	23,128	18,834
Settlements during the period	(17,685)	(19,564)

Changes in liability for pre-existing warranties during the period, including expirations	589	(651)

Balance, end of the period	$24,824	$20,662

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

The accruals under the 2002 Restructuring Plan at December 25, 2005 were $85 million. During the quarter and six months ended July 2, 2006, the Company paid an aggregate amount of $5 million and $10 million related to facility exit costs. As a result, the accruals at July 2, 2006 were $75 million.

As of July 2, 2006 and December 25, 2005, $57 million and $66 million of the total restructuring accruals of $75 million and $85 million were included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at July 2, 2006 and December 25, 2005 consisted of:

	July 2, 2006	December 25, 2005
	(In thousands)
Fab 30/Fab 36 deferred grants and subsidies	$324,587	$341,502

Restructuring accrual (see Note 9)	56,538	66,288

Deferred gain on sale leaseback of building	19,286	20,126
Other	49,878	31,406

	$450,289	$459,322

11. Equity Offering

On January 27, 2006, the Company closed an offering of 14,096,000 shares of its common stock. The net proceeds from this equity offering, after deducting underwriting commissions, discounts and offering expenses, were $495 million. The Company used $231 million of the net proceeds from this offering to fund the redemption of 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Notes, including a 7.75% redemption premium and accrued interest. See Note 12.

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

Partial Redemption of 7.75% Senior Notes

In February 2006, the Company redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Senior Notes due 2012. The holders of the 7.75% Senior Notes received 107.75 percent of the principal amount of the 7.75% Senior Notes plus accrued interest. In connection with this redemption, the Company recorded an expense of approximately $16 million, which represents the 7.75% redemption premium paid by the Company, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Senior Notes. The Company included these charges in other income (expense), net on the condensed consolidated statement of operations for the six months ended July 2, 2006.

13.	Income Taxes

The effective tax rate on income before equity net loss from Spansion, Inc. was 15.3% and 15.0% for the second quarter and six months ended July 2, 2006. The effective tax rate for the six months ended July 2, 2006 was increased to 15.0% in the second quarter from 14.8% in the first quarter. The increase in the effective rate is attributable to the impact of a foreign provision to return adjustment recorded in the second quarter.

The effective rate for 2006 reflects taxes on income generated in both the U.S. and foreign jurisdictions. The effective tax rate for the six months ended July 2, 2006 was lower than the expected rate at the applicable U.S. statutory rate because the Company is utilizing net operating losses and federal tax credits available to reduce the annual U.S. provision. The amount of credits used to reduce the annual U.S. provision estimate is less than the total federal tax credits available on the Company’s U.S. tax returns. The residual credits not used to reduce the annual U.S. provision estimate were not utilized in prior years because of deductions under the Company’s stock option plans and, therefore, the benefit of these deductions will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions is dependent upon generating sufficient future taxable income.

The income tax benefit recorded in the second quarter and six months ended June 26, 2005 was primarily for foreign tax benefits on losses in certain foreign jurisdictions.

As of July 2, 2006, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at July 2, 2006, in management’s estimate, is not more likely than not to be achieved.

14.	Subsequent Event

On July 23, 2006, the Company entered into an acquisition agreement pursuant to which the Company agreed to acquire all of the outstanding common shares of ATI Technologies Inc., or ATI, for a combination of cash and shares of the Company’s common stock. The acquisition is valued at $20.47 per share to ATI shareholders, or approximately $5.4 billion, based on the closing price of the Company’s common stock on July 21, 2006 of $18.26 per share. The consideration for each outstanding share of ATI common stock consists of $16.40 of cash and 0.2229 shares of the Company’s common stock. Under the agreement, the Company will also assume substantially all issued and outstanding ATI stock options, restricted stock units and other equity-based awards in exchange for comparable AMD equity-based awards based on an exchange ratio equal to the aggregate value of the cash and stock consideration paid to ATI shareholders divided by the number of shares of ATI common stock then outstanding, further divided by the weighted average stock price of AMD’s common stock during the ten days prior to the closing date of the acquisition.

The Company anticipates that it will finance the cash portion of the transaction with a combination of existing cash and new debt. The Company has obtained a $2.5 billion term loan commitment from Morgan Stanley Senior Funding, Inc. which, together with approximately $1.7 billion of existing cash, cash equivalents, and marketable securities would provide the funding for the cash portion of the acquisition. Notwithstanding this commitment, the Company may elect to pursue alternative means of financing the acquisition, or may seek to refinance after the acquisition has been completed. Under the commitment letter from Morgan Stanley, the indebtedness under the term loan would be secured by the Company’s accounts receivable, a pledge of the capital stock of certain of the Company’s material subsidiaries, and proceeds from any sale of the Company’s equity interest in Spansion Inc. The Company’s outstanding 7.75% Senior Notes due 2012 would also receive an equal and ratable security interest. The term loan would contain various restrictive covenants similar to the covenants in the indenture governing the Company’s 7.75% Notes.

The transaction was unanimously approved by the board of directors of each company. It will be subject to approval by ATI’s shareholders holding two-thirds of the votes cast at ATI’s special shareholders’ meeting, Canadian court supervision of a Plan of Arrangement, and other regulatory approvals including merger notification filings in the United States, Canada and other jurisdictions, as well as customary closing conditions. The Company currently expects the transaction to close in the fourth quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our sales; capital expenditures; operating and depreciation and amortization expenses; our planned acquisition of ATI Technologies, Inc.; our capacity expansion plans for Fab 36; the conversion of Fab 30 from a 200-millimeter manufacturing facility to a 300-millimeter facility; the addition of a new facility that would support bump and test activities; the adequacy of resources to fund operations and capital expenditures; and our tax rate. The material factors and assumptions that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing programs, product bundling, new product introductions or other activities will negatively impact sales; (2) that we may require additional capital and may not be able to raise sufficient capital, on favorable terms or at all; (3) unexpected variations in market growth and demand for our products (in the mixes available) and technologies; (4) our ability to transition to advanced manufacturing process technologies in a timely and effective way; (5) potential constraints on the ability to develop, launch and ramp new products in the volumes and mix required by the market either in our own facilities or at foundries, at mature yields and on a timely basis; (6) our inability to maintain the level of investment in research and development and capacity that is required to remain competitive; (7) our planned acquisition of ATI, which may be delayed, impaired or prevented for reasons such as unexpected delays in obtaining regulatory approvals, failure to obtain approval of ATI shareholders or the court of the Plan of Arrangement, or other reasons; and (8) the possibility that we may not realize all of the anticipated benefits of our planned acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the proposed transaction may not be fully realized or may take longer to realize than expected.

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

Overview

We design, manufacture and market microprocessor solutions for the computing, communications and consumer electronics markets. These solutions include embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the closing of the initial public offering, or IPO, of Spansion Inc. on December 21, 2005, we also manufactured and sold Flash memory devices through our formerly consolidated, majority owned subsidiary, Spansion LLC. As a result of the Spansion IPO, the second quarter and first six months of 2006 do not include the results of operations of what was formerly called our Memory Products segment.

The second quarter of 2006 was characterized by a challenging market environment, particularly with respect to sales of desktop products. During this quarter, Computation Products net sales of $1.2 billion decreased by ten percent compared to the first quarter of 2006. The decrease was caused by challenging market conditions, such as discounted pricing from competitors on high-volume desktop processors, which resulted in both lower unit shipments and average selling prices. In particular, sales through distributors decreased. However, sales of our AMD Opteron processors increased compared to the first quarter of 2006. Gross margin of 57 percent in the second quarter of 2006 decreased compared to 58 percent in the first quarter of 2006 primarily due to lower average selling prices for our desktop processors.

However, during the second quarter, we continued to execute on our manufacturing strategy. In particular, we announced plans to further expand production capacity at Fab 36, convert Fab 30 from manufacturing 200-millimeter wafers to 300-millimeter wafers, and add a new facility to support bump and test activities.

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

Recent Developments

On July 23, 2006, we entered into an acquisition agreement pursuant to which we agreed to acquire all of the outstanding common shares of ATI Technologies Inc., or ATI, for a combination of cash and shares of AMD common stock. The acquisition is valued at $20.47 per share to ATI shareholders, or approximately $5.4 billion, based on the closing price of our common stock on July 21, 2006 of $18.26 per share. The consideration for each outstanding share of ATI common stock consists of $16.40 of cash and 0.2229 shares of AMD common stock. Each holder of ATI common shares will be able to select cash, stock or a combination of cash and stock, subject to proration. We anticipate that we will finance the cash portion of the transaction with a combination of existing cash and new debt. We have obtained a $2.5 billion term loan commitment from Morgan Stanley Senior Funding, Inc. which, together with approximately $1.7 billion of existing cash, cash equivalents, and marketable securities would provide the funding for the cash portion of the transaction. Notwithstanding this commitment, we may elect to pursue alternative means of financing the acquisition, or we may seek to refinance after the acquisition has been completed.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes during the six months ended July 2, 2006 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 25, 2005.

Results of Operations

Our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews and assesses operating performance using segment net sales and operating income (loss) before interest, other income (loss), equity in net income (loss) of Spansion Inc., income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, we had the following three reportable segments:

•	the Computation Products segment, which consisted of microprocessor products for desktop and mobile PCs, servers and workstations and chipset products;

•	the Memory Products segment, which consisted of Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which consisted of embedded processors and products for global commercial and consumer markets.

As a result of the completion of Spansion’s IPO on December 21, 2005, our results of operations include Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of our financial results. Instead, we apply the equity method of accounting to reflect our proportionate share of Spansion’s net income (loss) from December 21, 2005. Accordingly, as of December 21, 2005 we no longer have the Memory Products segment and our operating results for the quarter and six months ended July 2, 2006 are not fully comparable with our results for the quarter and six months ended June 26, 2005.

In addition, because prior to Spansion’s IPO we held a 60 percent controlling interest in Spansion, Fujitsu’s 40 percent share in the net income (loss) of Spansion was reflected as a minority interest adjustment to our consolidated financial statements through December 20, 2005. This minority interest adjustment does not correspond to operating income (loss) of our Memory Products segment because operating income (loss) for our Memory Products segment included operations incremental to those of Spansion. Furthermore, we base the minority interest calculation on Spansion’s net income (loss) rather than operating income (loss).

As of December 25, 2005, we have two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, we referred to as our Personal Connectivity Solutions segment. In addition to our two reportable segments, we also have the All Other category. This category includes our Personal Internet Communicator (PIC) operating segment, which the CODM began to review separately starting in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to any of our reportable segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of our reportable segments. PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material.

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

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended July 2, 2006, March 26, 2006 and June 26, 2005 included 14, 13 and 13 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarters Ended			Six Months Ended
	July 2, 2006	March 26, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In millions)
Net sales
Computation Products	$1,172	1,298	$767	$2,471	$1,517
Embedded Products	44	38	30	82	59

All Other	—	(4)	—	(4)	1
Memory Products	—	—	463	—	910

Total Net Sales	$1,216	1,332	$1,260	2,549	$2,487

Operating Income (Loss)
Computation Products	$113	284	$99	$398	$181
Embedded Products	(6)	(11)	(12)	(17)	(26)
All Other	(5)	(14)	(4)	(20)	(8)

Memory Products	—	—	(90)	—	(200)

Total Operating Income (Loss)	$102	259	$(7)	$361	(53)

Computation Products

Computation Products net sales of $1.2 billion in the second quarter of 2006 increased 53 percent compared to net sales of $767 million in the second quarter of 2005 primarily as a result of a 44 percent increase in unit shipments and a six percent increase in average selling prices. Unit shipments increased due to greater demand for desktop, mobile and server products. Average selling price increased primarily due to increased sales of our higher priced, high performance AMD64-based processors, including dual-core processors, which contributed to a richer product mix. Moreover, our introduction of AMD64-based Turion 64 processors for notebook PCs in March 2005, AMD Opteron dual-core processors for servers and workstations in April 2005 and AMD Athlon 64 dual-core processors for desktop PCs in May 2005 helped drive continued customer adoption of our products in the second quarter of 2006.

Computation Products net sales of $1.2 billion in the second quarter of 2006 decreased ten percent compared to net sales of $1.3 billion in the first quarter of 2006 primarily as a result of a four percent decrease in unit shipments and a six percent decrease in average selling prices primarily for desktop processors. Average selling prices and unit shipments decreased primarily due to challenging market conditions, including discounted pricing from competitors on high-volume desktop processors.

Computation Products net sales of $2.5 billion in the first six months of 2006 increased 63 percent compared to net sales of $1.5 billion in the first six months of 2005 as a result of a 44 percent increase in unit shipments and a 13 percent increase in average selling prices. Unit shipments increased due to greater demand for desktop, mobile and server products. The increase in average selling prices was primarily due to increased sales of our higher priced, high performance AMD64-based processors, including dual-core processors, which contributed to a richer product mix.

Computation Products operating income of $113 million in the second quarter of 2006 improved from $99 million in the second quarter of 2005, primarily due to a 53 percent increase in net sales. Net sales increased for the reasons set forth above.

Computation Products operating income of $113 million in the second quarter of 2006 decreased from $284 million in the first quarter of 2006, primarily due to a ten percent decrease in net sales and a 14 percent increase in operating expenses. Net sales decreased for the reasons set forth above, and operating expenses increased for the reason set forth below under “Expenses.”

Computation Products operating income of $398 million in the first six months of 2006 improved by $217 million compared to operating income of $181 million in the first six months of 2005, primarily due to a 63 percent increase in net sales, while operating expenses increased by only 57 percent.

Embedded Products

Embedded Products net sales of $44 million in the second quarter of 2006 increased 44 percent compared to net sales of $30 million in the second quarter of 2005, primarily as a result of a 43 percent increase in unit shipments. Embedded Products net sales of $44 million in the second quarter of 2006 increased 15 percent compared to net sales of $38 million in the first quarter of 2006, primarily as a result of a 20 percent increase in unit shipments. Embedded Products net sales of $82 million in the first six months of 2006 increased 37 percent compared to net sales of $59 million in the first six months of 2005, primarily as a result a seven percent increase in unit shipments and a 28 percent increase in average selling prices.

Embedded Products operating loss of $6 million in the second quarter of 2006 improved compared to an operating loss of $12 million in the second quarter of 2005 primarily due to an increase in net sales of $14 million while operating expenses were flat compared to the second quarter of 2005. Embedded Products operating loss of $6 million in the second quarter of 2006 improved compared to an operating loss of $11 million in the first quarter of 2006 primarily due to an increase in net sales of $6 million. Embedded Products operating loss of $17 million in the first six months of 2006 improved compared to operating loss of $26 million in the first six months of 2005 primarily due to an increase in net sales of $23 million.

All Other Category

We did not generate significant sales from PIC products in the second quarter of 2006 and 2005. All Other net sales in the first six months of 2006 decreased by $5 million from $1 million in the first six months of 2005 primarily due to returns of previously sold PIC products.

All Other operating loss of $5 million in the second quarter of 2006 was flat compared with the operating loss in the second quarter of 2005 and decreased by $9 million from the first quarter of 2006. The improvement in operating loss in the second quarter of 2006 compared to the first quarter of 2006 was primarily due to the fact that during the first quarter of 2006, we wrote-off our PIC inventory. All Other operating loss of $20 million in the first six months of 2006 increased by $12 million from an operating loss of $8 million in the first six months of 2005 primarily due to the inventory write off referenced above and returns of previously sold PIC products.

Memory Products Group

As a result of Spansion’s IPO, we no longer have a Memory Products segment and do not sell any memory products. Therefore, comparisons with prior periods are not meaningful.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarters Ended			Six Months Ended
	July 2, 2006	March 26, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(In millions except for percentages)
Cost of sales	$526	$553	$766	$1,079	$1,573
Gross margin	690	779	494	1,469	913

Gross margin percentage	57%	58%	39%	58%	37%
Gross margin percentage excluding Memory Products	57%	58%	58%	58%	55%

Research and development	$279	$264	$273	$543	$526

Marketing, general and administrative	310	256	229	566	440

Interest income	35	28	7	63	14

Interest expense	(18)	23	(26)	(41)	(50)

Other income (expense), net	7	(19)	(4)	(12)	(7)

Income tax provision (benefit)	18	35	(3)	54	(5)

Gross Margin

Gross margin of 57 percent in the second quarter of 2006 increased from 39 percent in the second quarter of 2005 due to the fact that during the second quarter of 2006, we did not consolidate Spansion’s results of operations with ours. Gross margin of 57 percent in the second quarter of 2006 decreased as compared to gross margin, excluding the Memory Products segment, of 58 percent in the second quarter of 2005. This decrease was primarily due to increased manufacturing costs caused by a shift in our product mix to higher-end microprocessor products. Manufacturing costs also increased because in the first quarter of 2006, we produced revenue-generating products in Fab 36, and we began recognizing depreciation expense on Fab 36-related production assets to cost of sales. The increase in manufacturing costs was partially offset by a six percent increase in average selling prices of our microprocessors and the credit to cost of sales from amortization of grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany described below.

Gross margin of 57 percent in the second quarter of 2006 decreased as compared to 58 percent in the first quarter of 2006. This decrease was primarily due to lower average selling prices for desktop processors due to the challenging market conditions referenced above.

Gross margin increased to 58 percent in the first six months of 2006 compared to 37 percent in the first six months of 2005 due to the fact that during the first six months of 2006, we did not consolidate Spansion’s results of operations with ours. Also, gross margin of 58 percent for the first six months of 2006 increased as compared to gross margin, excluding the Memory Products segment, of 55 percent for the first six months of 2005. The improvement in gross margin was primarily attributable to an increase of 13 percent in average selling prices of our microprocessor products, partially offset by increased manufacturing costs caused by a shift in our product mix to higher-end microprocessor products and the fact that we began recognizing depreciation expense on Fab 36-related production assets to cost of sales.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $28 million in the second quarter of 2006, $26 million in the first quarter of 2006 and $18 million in the second quarter of 2005. The credit to cost of sales totaled $54 million in the first six months of 2006 and $36 million in the first six months of 2005. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $279 million in the second quarter of 2006 increased two percent from $273 million in the second quarter of 2005 due to an increase in research and development expenses attributable to our Computation Products segment and an extra week of operations in the second quarter of 2006 compared to the second quarter of 2005. The increase in research and development expenses in the second quarter of 2006 was mitigated by the fact that during the second quarter of 2006, we did not consolidate Spansion’s results of operations into ours. In the second quarter of 2005, Spansion’s research and development expenses were $74 million.

Research and development expenses attributable to our Computation Products segment in the second quarter of 2006 increased $76 million or 42 percent compared to the second quarter of 2005 primarily as a result of an increase in product design costs for the next generation of our microprocessor products, increased payments to IBM pursuant to our joint development agreement, a $13 million increase in stock-based compensation and profit sharing expenses and an extra week of operations in the second quarter of 2006.

Research and development expenses of $279 million in the second quarter of 2006 increased six percent from $264 million in the first quarter of 2006 primarily due to an extra week of operations in the second quarter of 2006 offset by a $20 million decrease in corporate bonus and profit sharing expenses.

Research and development expenses of $543 million in the first six months of 2006 increased three percent from $526 million in the first six months of 2005 due to an increase in research and development expenses attributable to our Computation Products segment and an extra week of operations. The increase in research and development expenses in the first six months of 2006 was mitigated by the fact that during the first six months of 2006, we did not consolidate Spansion’s results of operations into ours. In the first six months of 2005, Spansion’s research and development expenses were $144 million.

Research and development expenses attributable to our Computation Products segment in the first six months of 2006 increased $154 million or 44 percent compared to the first six months of 2005 primarily due to an increase in product design costs for the next generation of our microprocessor products, increased payments to IBM pursuant to our joint development agreement and a $39 million increase in stock based compensation, corporate bonus and profit sharing expenses.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses was $8 million in the second quarter of 2006, $6 million in the first quarter of 2006 and $7 million in the second quarter of 2005. The credit to research and development expenses totaled $14 million in the first six months of 2006 and $21 million in the first six months of 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $310 million in second quarter of 2006 increased 35 percent from $229 million in the second quarter of 2005 due to an increase in marketing, general and administrative expenses attributable to our Computation Products segment and an extra week of operations in the second quarter of 2006. The increase in marketing, general and administrative expenses in the second quarter of 2006 was mitigated by the fact that during the second quarter of 2006 we did not consolidate Spansion’s results of operations into ours. In the second quarter of 2005, Spansion’s marketing, general and administrative expenses were $47 million.

Marketing, general and administrative expenses attributable to the Computation Products segment in the second quarter of 2006 increased 79 percent compared to the second quarter of 2005 primarily as a result of an increase of $98 million in marketing and cooperative advertising costs, an increase of $30 million in marketing activities such as corporate branding initiatives, marketing campaigns focused on increasing awareness of our products within the enterprise and sponsorships, and an extra week of operations in the second quarter of 2006 compared to the second quarter of 2005.

Marketing, general and administrative expenses of $310 million in second quarter of 2006 increased 21 percent from $256 million in the first quarter of 2006 primarily as a result of an extra week of operations in the second quarter of 2006 and increased marketing activities, partially offset by a decrease of $17 million in corporate bonus and profit sharing expenses.

Marketing, general and administrative expenses of $566 million for the first six months of 2006 increased 29 percent from $440 million in the first six months of 2005 due to an increase in marketing, general and administrative expenses attributable to our Computation Products segment. The increase in marketing, general and administrative expenses in the first six months of 2006 was mitigated by the fact that during the first six months of 2006 we did not consolidate Spansion’s results of operations into ours. In the first six months of 2005, Spansion’s marketing, general and administrative expenses were $96 million.

Marketing, general and administrative expenses attributable to the Computation Products segment in the first six months of 2006 increased 70 percent compared to the first six months of 2005 primarily as a result of an increase in marketing activities described above and an increase of $31 million in profit sharing, stock based compensation and corporate bonus awards.

Interest Income

Interest income of $35 million in the second quarter of 2006 increased from $7 million in the second quarter of 2005 and $28 million in the first quarter of 2006, primarily due to a combination of higher average interest rates, an increase in average cash and marketable securities and the benefit of an additional week in the second quarter of 2006 compared to the second quarter of 2005 and the first quarter of 2006.

Interest income of $63 million in the first six months of 2006 increased from $14 million in the first six months of 2005, primarily due to a combination of higher average interest rates, an increase in average cash and marketable securities and the benefit of an additional week in the first six months of 2006 compared to the first six months of 2005.

Interest Expense

Interest expense of $18 million in the second quarter of 2006 decreased from $26 million in the second quarter of 2005 primarily for the following reasons:

•	During the second quarter of 2006 we did not consolidate Spansion’s results of operations with ours, and, therefore interest expense on Spansion’s third party debt, which was $6 million in the second quarter of 2005, was not included;

•	Interest expense in the second quarter of 2005 included $6 million related to our 4.75% Convertible Senior Debentures due 2022. However, the 4.75% Debentures were not outstanding during the second quarter of 2006 because holders of these debentures converted them into shares of our common stock during the first quarter of 2006; and

•	Interest expense incurred on our 7.75% Senior Notes due 2012 decreased by $4 million because we redeemed $210 million of the aggregate principal amount outstanding of the 7.75% Notes during the first quarter of 2006.

These factors were offset by a decrease of $6 million of capitalized interest expense related to Fab 36 in the second quarter of 2006 compared to the second quarter of 2005.

Interest expense decreased $5 million from the first quarter of 2006 for the following reasons: We did not incur any interest on our 4.75 % Debentures during the second quarter of 2006, while during the first quarter of 2006, interest expense related to these debentures was $ 3 million. Also, interest expense incurred on our 7.75% Notes decreased by $2 million because we redeemed $210 million of the aggregate principal amount outstanding of the 7.75 % Notes in February 2006.

Interest expense of $41 million for the first six months of 2006 decreased from $50 million for the first six months of 2005 for the following reasons:

•	During the first six months of 2006, we did not consolidate Spansion’s results of operations with ours, and, therefore interest expense on Spansion’s third party debt, which was $12 million, was not included;

•	Interest expense incurred on our 4.75% Debentures decreased by $9 million because holders of the 4.75% Debentures converted their debentures into shares of our common stock during the first quarter of 2006 whereas during the first six months of 2005, $500 million aggregate principal amount of our 4.75 % Debentures was outstanding; and

•	Interest expense incurred on our 7.75% Notes decreased by $6 million because we redeemed $210 million of the aggregate principal amount outstanding of the 7.75% Notes during the first quarter of 2006.

These factors were offset by a decrease of $11 million of capitalized interest expense related to Fab 36 in the first six months of 2006 compared to the first six months of 2005.

Other Income (Expense), Net

Other income (expense), net, of $7 million income in the second quarter of 2006 consisted primarily of a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75 % Senior Subordinated Notes due 2016 offset by finance charges of $3 million related to the term loan agreement and other related agreements (the Fab 36 Loan Agreements) between our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, and a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36.

Other income (expense), net, of $19 million expense in the first quarter of 2006 consisted primarily of a charge of $16 million, or 7.75%, representing a redemption premium and a charge of $4 million, representing 35 percent of the unamortized issuance costs incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes.

Other income (expense), net of $4 million, expense in the second quarter of 2005 consisted primarily of finance charges related to the Fab 36 Loan Agreements.

Other income (expense), net of $12 million expense in the first six months of 2006 consisted primarily of a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75 % Senior Subordinated Notes offset by $7 million of finance charges related to the Fab 36 Loan Agreements. Additionally, other income (expense), net also included a charge of $16 million related to a redemption premium and a charge of $4 million related to unamortized issuance costs, incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes.

Other income (expense), net of $7 million expense in the first six months of 2005 consisted primarily of finance charges related to the Fab 36 Loan Agreements.

Income Taxes

We recorded an income tax provision of $18.3 million at an effective tax rate of 15.3 percent of pre-tax income in the second quarter of 2006 and an income tax provision of $35.3 million or 14.8 percent of pre-tax income in the first quarter of 2006. We recorded an income tax benefit of $3.1 million, or 37.8 percent of pre-tax income in the second quarter of 2005. For the six months ended July 2, 2006, the company recorded an income tax provision of $53.6 million or 15.0 percent of pre-tax income. For the six months ended June 26, 2005 the company recorded an income tax benefit of $4.8 million or 43.8 percent of pre-tax loss.

The income tax provisions recorded in the first and second quarters of 2006 were for taxes on income generated in both the U.S. and foreign jurisdictions. The effective tax rate for the six months ended July 2, 2006 was lower than the expected U.S. statutory rate because the Company is utilizing net operating losses and federal tax credits available to reduce the annual U.S. tax provision. The amount of credits used to reduce the annual U.S. provision estimate is less than the total federal tax credits available on the Company’s U.S. tax returns. The residual credits not used to reduce the annual U.S. provision estimate were not utilized in prior years because of deductions under the Company’s stock option plans and, therefore, the benefit of these deductions will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions is dependent upon generating sufficient future taxable income.

The income tax benefits recorded in the second quarter and six months ended, June 26, 2005 primarily reflect foreign tax benefits on losses in certain foreign jurisdictions. These income tax benefits differed from tax provisions at the expected U.S. statutory tax rate primarily as a result of the tax benefit of foreign losses associated with Spansion Japan off-setting foreign income taxes in other jurisdictions and the use of the U.S. valuation allowance to reduce the projected U.S. tax provision. Spansion Japan used the cut-off method instead of the effective tax rate method in 2005 and this resulted in a larger credit provision (as a result of reductions in deferred tax liabilities) during the second quarter of 2005.

As of July 2, 2006 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at July 2, 2006, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

On December 26, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan, based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases under our Employee Stock Purchase Plan under SFAS 123R for the quarter and six months ended July 2, 2006, which we allocated in our condensed consolidated results of operations as follows:

Stock-based compensation included as a component of:

	Quarter Ended July 2, 2006	Six months Ended July 2, 2006
	(In thousands)	(In thousands)
Cost of sales	$2,200	$3,989
Research and development	6,835	10,928
Marketing, general, and administrative	9,019	18,182

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	18,054	33,099
Tax benefit	(9,932)	(9,932)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$8,122	$23,167

We recognized minimal stock-based compensation expense for the quarter and six months ended June 26, 2005.

In anticipation of the adoption of SFAS 123R, beginning in the first quarter of 2006 we changed the quantity and type of instrument we primarily use in stock-based payment programs for our employees by shifting from granting primarily stock options to granting primarily restricted stock units. Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock in the future if the vesting terms and conditions are satisfied. Restricted stock units based on continued service generally vest over three to four years from the date of grant. Restricted stock units based solely on performance conditions generally do not vest for at least one year from the date of grant. Beginning in the first quarter of 2006, all employees below the level of vice president receive restricted stock units and employees at the vice president level and above receive grants of restricted stock units and stock options. For the remainder of 2006, the amount of the compensation expense will depend on the levels of these stock-based grants and the market price of our common stock on the date of these grants.

For additional information on stock-based compensation expense, see Note 2 to our condensed consolidated financial statements.

International Sales

International sales as a percent of worldwide net sales were 70 percent in the second quarter of 2006, 76 percent in the second quarter of 2005 and 70 percent in the first quarter of 2006. Starting from the first quarter of 2006, none of our net sales were denominated in currencies other than the U.S. dollar because we no longer consolidate Spansion’s net sales with ours. In the second quarter of 2005, 16 percent of our net sales were denominated in the Japanese yen, which consisted primarily of sales by Spansion to Fujitsu. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at July 2, 2006 totaled $2.5 billion, an increase of $735 million from December 25, 2005. The increase was primarily due to $785 million of net cash from operations, net proceeds of $495 million from the sale of 14,096,000 shares of our common stock in January 2006 pursuant to an equity offering, $201 million in proceeds from foreign grants and subsidies and $192 million in proceeds from the sale of stock and exercise of options under our stock-based compensation plans. We used $766 million of these funds to purchase property, plant and equipment particularly for Fab 36, and $231 million to redeem 35 percent of the aggregate principal amount of the outstanding 7.75% Notes, including a redemption premium of $16 million and accrued interest.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2006 was approximately $785 million. Net income of $273 million was adjusted for non-cash charges consisting primarily of $366 million of depreciation and amortization expense, amortization of foreign grants and subsidies of $68 million and stock-based compensation expense of $33 million. The net changes in operating assets at July 2, 2006 compared to December 25, 2005 included a decrease in accounts receivables of $236 million and a decrease in payables to related parties of $187 million, primarily due to the fact that we no longer ship products and invoice customers on behalf of Spansion. See “Other Financial Matters–Spansion Agency Agreement.” Additionally, the increase in other assets of $61 million was primarily due to capitalization of technology licenses.

Net cash provided by operating activities in the first six months of 2005 was approximately $516 million. Net loss of $6 million was adjusted for non-cash charges, consisting primarily of depreciation and amortization expense of $651 million. Inventory increased in the first six months of 2005 by approximately $35 million in anticipation of increased demand for our AMD64-based processors during the second half of 2005. Accounts payable and accrued liabilities increased in the first six months of 2005 primarily due to purchases of equipment for Fab 36.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.4 billion in the first six months of 2006. $766 million of cash was used primarily to purchase property, plant and equipment. In addition we experienced a net cash outflow of $842 million from purchases and maturities of available for sale securities. These amounts were partially offset by proceeds of $175 million from Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes.

Net cash used in investing activities was $1.1 billion in the first six months of 2005. $1,053 million of cash was used primarily to purchase marketable securities and property, plant and equipment, including approximately $443 million for completing the construction and facilitization of Fab 36.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $676 million in the first six months of 2006. This amount included $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $192 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options and $201 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project. These amounts were partially offset by $212 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes. During the first six months of 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Net cash provided by financing activities was $332 million in the first six months of 2005, primarily from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, proceeds from an equipment sale leaseback transaction, proceeds from amounts borrowed pursuant to Spansion Japan’s revolving loan agreement, sale of stock under our Employee Stock Purchase Plan and upon employee stock option exercises, partially offset by payments on outstanding debt and capital lease obligations.

Liquidity

We believe that cash flows from operations and current cash, cash equivalents and marketable securities, together with available external financing, will be sufficient to fund our operations and capital investments in the short term and long term, including the estimated $4.2 billion to fund the cash portion of the consideration for our pending acquisition of all the outstanding shares of ATI, $2.0 billion in capital expenditures that we plan to incur for the Fab 36 project, including plans to expand capacity at Fab 36, from 2006 through 2008, and $2.5 billion from 2006 through 2008 for the planned conversion of Fab 30 from a 200-millimeter wafer manufacturing facility to a 300-millmeter facility and the addition of a new facility to support bump and test activities. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at July 2, 2006, and is supplemented by the discussion following the table.

Principal contractual cash obligations as of July 2, 2006 were:

	Total	Remaining Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and beyond
	(In thousands)
7.75% Senior Notes	$390,000	$—	$—	$—	$—	$—	$390,000
Repurchase Obligations to Fab 36 Partners (1)	163,562	40,890	40,890	40,891	40,891	—	—
Capital Lease Obligations	138,686	1,617	4,521	5,725	6,235	7,096	113,492
Other Long-term Liabilities	85,606	—	17,940	36,634	15,121	15,097	814
Aggregate Interest Obligation (2)	409,527	33,870	77,904	60,701	53,427	45,489	138,136
Operating Leases (3)	286,094	27,362	46,653	33,703	24,006	20,839	133,531
Unconditional Purchase Commitments (3)	1,410,079	399,351	293,684	226,148	67,453	62,221	361,222

Total principal contractual cash obligations	$2,883,554	$503,090	$481,592	$403,802	$207,133	$150,742	$1,137,195

(1)	This amount represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	This amount represents estimated aggregate interest obligations for our debt and capital lease obligations, including the guaranteed rate of return on our repurchase of the unaffiliated limited partners’ silent partnership contributions, based on our assumptions regarding wafer output.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitment in the table above. Also, purchase orders for good and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

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

We may elect to purchase or otherwise retire the remaining portion of our 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to our other wafer manufacturing facility, Fab 30. Fab 36 is owned by AMD Fab 36 Limited Liability Company & Co. KG, a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary. Fab 36 manufactures advanced microprocessor products.

To date, we have provided the majority of financing for the Fab 36 project. In addition, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH & Co. KG, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks are providing financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We anticipate receiving an aggregate amount of up to approximately $694 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36 from 2006 through 2008 will be approximately $2.0 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of $748 million under the partnership agreements, revolving loans from us of up to approximately $958 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of up to approximately $409 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $894 million from a consortium of banks, under which nothing was drawn as of July 2, 2006;

•	up to approximately $694 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $364 million of cash has been received as of July 2, 2006; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of July 2, 2006, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and $331 million principal amount of intercompany revolving loans were outstanding. These amounts have been eliminated in our condensed consolidated financial statements.

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

Also on April 21, 2004, AMD Fab 36 KG entered into a term loan agreement and other related agreements (the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $894 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion. Although AMD Fab 36 KG attained these milestones in January 2006, several conditions must still be fulfilled before AMD Fab 36 KG can draw on the loans. We anticipate that these conditions will be fulfilled in the second half of 2006. The amounts borrowed under the Fab 36 Loan Agreements are repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ cash, cash equivalents and marketable securities, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500,000	B1 or lower	and	B+ or lower
425,000	Ba3	and	BB-
400,000	Ba2	and	BB
350,000	Ba1	and	BB+
300,000	Baa3 or better	and	BBB-or better

As of July 2, 2006, consolidated cash was greater than $500 million, and therefore, the preceding financial covenants were not applicable.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $748 million, Leipziger Messe agreed to provide an aggregate of $256 million and Fab 36 Beteiligungs agreed to provide an aggregate of $153 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. As of July 2, 2006, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $64 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $102 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $77 million in annual 20 percent installments commencing in October 2005. On September 30, 2005, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $15 million of Fab 36 Beteiligungs’ silent partnership contributions.

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

As of July 2, 2006, AMD Fab 36 KG had received $179 million of silent partnership contributions and $230 million of limited partnership contributions, which includes a New Silent Partnership Amount of $64 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying condensed consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $694 million, depending on the level of capital investments by AMD Fab 36 KG.

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

As of July 2, 2006, AMD Fab 36 KG had received cash allowances of $157 million for capital investments made in 2003, 2004 and 2005 as well as cash grants of $207 million for capital investments made in 2003, 2004 and 2005 and a prepayment for capital investments planned through 2007.

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

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at July 2, 2006, of 0.783 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through July 2, 2006, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

Capital Lease Obligations

As of July 2, 2006, we had aggregate outstanding capital lease obligations of $138 million. These capital lease obligations primarily represent obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing needs. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS 13, Accounting for Leases. These capital lease obligations are payable in monthly installments through 2020.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of $57 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We excluded these amounts in the operating lease total in the table above. In addition, Other Long-Term Liabilities also include $29 million related to certain technology licenses that will be paid through 2008. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of $325 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $19 million deferred gain as a result of the sale leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of July 2, 2006, were $286 million.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of July 2, 2006, were $1.4 billion for periods through 2020. These purchase commitments included $680 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $189 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table set forth in the Contractual Cash Obligations and Guarantees section only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through 2011 would be between $276 million and $306 million. In addition, unconditional purchase commitments as well as include software maintenance agreements that require periodic payments through 2009 as well as non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Guarantees

Guarantees of Indebtedness Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of July 2, 2006 related to underlying liabilities that are already recorded on our condensed consolidated balance sheet as of July 2, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on our condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners (1)	$163,562	$40,890	$40,890	$40,891	$40,891	$—	$—

(1)	This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $61 million. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” above.

Guarantees of Indebtedness Not Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of July 2, 2006 related to underlying liabilities that are not recorded on our condensed consolidated balance sheet as of July 2, 2006 and their expected expiration dates by year.

	Amounts Guaranteed(1)	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$40,891	$—	$40,891	$—	$—	$—	$—
AMTC rental guarantee (2)	116,620	—	—	—	—	—	116,620
Spansion capital lease guarantees (3)	9,693	6,455	3,238		—	—	—
Spansion operating lease guarantees (3)	5,194	1,775	2,345	1,074	—	—	—
Total guarantees	$172,398	$8,230	$46,474	$1,074	$—	$—	$116,620

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding Spansion’s IPO, we agreed to maintain our guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $153 million revolving credit facility and a $96 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of July 2, 2006, we guaranteed up to $41 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $117 million. As of July 2, 2006, $89 million was drawn under the revolving credit facility, and $57 million was drawn under the term loan. We have not recorded any liability in our condensed consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital Lease Guarantee

We guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $10 million as of July 2, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $5 million as of July 2, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

We have not recognized any liability for these guarantees under the provisions of FIN 45 because we concluded that the fair values of the guarantees are not significant. In making this decision, we considered various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Other Financial Matters

Spansion Agency Agreement. We entered into an agency agreement with Spansion pursuant to which we agreed to ship products to and invoice Spansion’s customers in our name on behalf of Spansion until Spansion had the capability to do so on its own. Prior to shipping the product to Spansion’s customers, we purchased the applicable product from Spansion and paid Spansion the same amount that we invoiced Spansion’s customers. In performing these services, we acted as Spansion’s agent for the sale of Spansion’s Flash memory products, and we did not receive a commission or fees for these services. Under the agreement, Spansion assumed full responsibility for its products and these transactions, including establishing the pricing and determining product specifications. Spansion also assumed credit and inventory risk related to these product sales.

In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recorded sales of Spansion’s Flash memory products and the related cost of sales on a net basis on our condensed consolidated statements of operations. As a result, the net impact to our net sales and cost of sales is zero. With respect to our condensed consolidated balance sheets, sales to Spansion’s customers are reflected in our “Accounts Receivable” line item whereas the payables to Spansion that relate to the products we purchased from Spansion are reflected in our “Accounts Payable to Spansion” line item. These amounts are recorded separately on the balance sheet because there is no legal right of offset in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts. During the second quarter of 2006, Spansion began to ship its products and invoice its customers directly. Accordingly, we no longer ship and invoice products on behalf of Spansion.

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

Repurchase of Spansion LLC’s 12.75% Senior Subordinated Notes. On December 21, 2005, we purchased $175 million aggregate principal of Spansion LLC’s 12.75% Senior Subordinated Notes Due 2016 for $158.9 million, or 90.828 percent of face value. In June 2006, Spansion LLC repurchased these notes for aggregate cash proceeds of $175 million. Upon the repurchase, we recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of 37.9% of the gain) was recorded as a reduction to the equity in net loss of Spansion Inc.

Entry into Acquisition Agreement with ATI. On July 23, 2006, we entered into an acquisition agreement pursuant to which we agreed to acquire all of the outstanding common shares of ATI for a combination of cash and shares of AMD common stock. The acquisition is valued at $20.47 per share to ATI shareholders, or approximately $5.4 billion, based on the closing price of our common stock on July 21, 2006 of $18.26 per share. We anticipate that we will finance the cash portion of the transaction with a combination of existing cash and new debt. We have obtained a $2.5 billion term loan commitment from Morgan Stanley Senior Funding, Inc. which, together with approximately $1.7 billion of the existing cash, cash equivalents, and marketable securities would provide the funding for the cash portion of the proposed transaction. Notwithstanding this commitment, we may elect to pursue alternative means of financing the acquisition, or we may seek to refinance after the acquisition has been completed. The acquisition will be accomplished pursuant to a Plan of Arrangement. Under the Plan of Arrangement, at the effective time of the acquisition, all of ATI’s outstanding common shares will be automatically transferred to an indirect, wholly owned subsidiary, referred to as Parent SubCo, in exchange for the consideration described below, and ATI will become our indirect wholly owned subsidiary.

Subject to the exercise of dissenters’ rights, all of ATI’s outstanding common shares will be transferred to Parent SubCo in exchange for (i) a number of shares of AMD common stock equal to the product of the number of ATI common shares outstanding and 0.2229 and (ii) an amount of cash equal to the product of the number of ATI common shares outstanding and $16.40. Based on the number of shares of ATI common stock outstanding as of July 21, 2006, we would issue approximately 57 million shares of AMD common stock and pay $4.2 billion in cash to acquire all of the outstanding shares of ATI. Also, at the effective time, each issued and outstanding option to purchase common shares of ATI will be converted into an option to purchase a number of shares of AMD common stock equal to the aggregate value of the cash and stock consideration paid to ATI shareholders divided by the number of shares of ATI common stock then outstanding, further divided by the weighted average stock price of AMD’s common stock during the ten days prior to the closing date of the acquisition. Moreover, substantially all other issued and outstanding equity-based awards such as restricted stock units will be converted into comparable AMD equity-based awards based on the exchange ratio described above. Based on the number of outstanding ATI equity-based awards on July 21, 2006, we would issue approximately 30 million AMD equity-based awards, which equates to approximately 11 million equity-based awards under the treasury-method.

Morgan Stanley Commitment Letter. Also, in connection with the execution of the acquisition agreement, on July 23, 2006, we entered into a commitment letter with Morgan Stanley Senior Funding, Inc. Under the commitment letter, Morgan Stanley has committed to provide us a term loan of up to $2.5 billion. Indebtedness under this facility would be secured by our accounts receivable, a pledge of the capital stock of certain of our material subsidiaries, and proceeds from any sale of our equity interest in Spansion Inc. The outstanding 7.75% Senior Notes due 2012 would also receive an equal and ratable security interest. The term loan would contain various restrictive covenants similar to the covenants in the indenture governing our 7.75% Notes.

Outlook

The third quarter of 2006 will consist of 13 weeks as compared to the second quarter of 2006, which consisted of 14 weeks. We expect demand for our products to be seasonally strong in the second half of 2006, and we expect sales in the third quarter of 2006 to increase as compared to the second quarter of 2006. We expect operating expenses, which include research and development expenses and marketing, sales and administrative expenses, to be approximately flat as compared to the second quarter of 2006. We expect depreciation and amortization expenses in the third quarter to be approximately $200 million.

In 2006, we expect capital expenditures to be approximately $1.7 billion and depreciation and amortization expense to be approximately $800 million. In 2007, we expect capital expenditures to be approximately $2.5 billion primarily in connection with expanding production capacity at Fab 36, adding a new facility to support bump and test activities and converting Fab 30 from manufacturing on 200-millmeter wafers to 300-millimeter wafers.

Spansion’s results of operations will continue to impact our results of operations during the remainder of 2006. These results will be reflected in the “Equity in Income (Loss) of Spansion” line item on our condensed consolidated statements of operations, and will be based on our ownership interest of Spansion, which was 37.9 percent as of July 2, 2006.

Recent Accounting Pronouncements

In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We are currently evaluating the accounting guidance and will adopt the consensus as required at the beginning of its fiscal year of 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the accounting and disclosure requirements of FIN 48 and expect to adopt it as required at the beginning of its fiscal year of 2007.

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

We experienced no material changes in market risk during the second quarter of 2006.

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

As of July 2, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively.

Intel has dominated the market for microprocessors used in desktop and mobile PCs for many years. Intel is also a dominant competitor in the server category of the microprocessor market. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

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

For example, Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, original equipment manufacturers, or OEMs, that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

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

For example, we have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval by IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. We anticipate that under this agreement, from July 2, 2006 through December 25, 2011, we would pay fees to IBM of between $465 million and $520 million in connection with joint development projects. In addition, from the beginning of 2002 through July 2, 2006, we paid $284 million to IBM in connection with agreements and services related to license grants and research and development activities.

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

Our pending acquisition of ATI Technologies Inc. could exacerbate this problem. If we complete this acquisition, we will design, manufacture and supply a significantly greater amount of certain of these components ourselves. Our ability to do so could cause third-party designers, manufacturers and suppliers to be less willing to do business with us or to support our products out of a perceived risk that we will be less willing to support their products or because we may compete with them. As a result, these third-party designers, manufacturers and suppliers could forge relationships, or strengthen their existing relationships, with our competitors. If the designers, manufacturers and suppliers of core-logic chipsets, graphics chips, motherboards, and other components decrease their support for our product offerings and increase their support for the product offerings of our competitors, our business could be materially adversely affected.

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

We may not realize all of the anticipated benefits of the proposed ATI acquisition.

The success of the proposed acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of ATI with the businesses of AMD and failure to realize these anticipated benefits could cause our business to be materially adversely affected. Our success in realizing these benefits and the timing of this realization depend upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	addressing possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving our and ATI’s customer, supplier, ecosystem partner and other important relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that our integration of ATI will result in the realization of the full benefits anticipated by us to result from the acquisition, and any inability to integrate successfully, or a delay in integrating, ATI could have a material adverse effect on us.

Our business may be adversely affected if our acquisition of ATI is not completed.

Our acquisition of ATI is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by ATI’s shareholders. If our acquisition of ATI is not completed, we could be subject to a number of risks that may adversely affect our business, including:

•	the consequences of our management’s attention having been diverted from our day-to-day business over an extended period of time.

•	the disruption to our relationships with customers, suppliers and ecosystem partners as a result of our and their efforts relating to the acquisition;

•	the consequent potential loss of business to our competitors;

•	the significant costs and expenses that we may have incurred relating to the acquisition; and

•	our inability to realize the benefits we expect by acquiring ATI.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor Computation Products customers accounted for a significant percentage of our total net sales in 2005 and the first half of 2006. If one of these customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

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

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. Although Chartered has begun production, the ability of Chartered to ramp production on a timely basis depends on several factors beyond our control, including Chartered’s ability to continue to implement our technology at their facilities on a timely basis.

In addition, the additional capacity gained through the use of 300-millimeter wafers at Fab 36 and our plans to increase capacity at Fab 36 and convert Fab 30 into a 300-millimeter wafer manufacturing facility play a fundamental role in our growth plans for the next several years. If we are not able to achieve our production plans on a timely basis, we may not have sufficient manufacturing capacity to meet anticipated demand for our products. If we cannot obtain sufficient manufacturing capacity to meet demand for our products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

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

Both we and our competitor, Intel Corporation, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies, and we plan on continuing to increase our capacity by expanding the production capacity of Fab 36 and converting Fab 30 into a 300-millimeter wafer manufacturing facility. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

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

For example, we plan to ramp 65-nanometer production in the second half of 2006. Our goal is to be substantially converted to 65-nanometer in Fab 36 by mid-2007. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

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

For 2006, we plan to make approximately $1.7 billion of capital expenditures. For 2007, we plan to make approximately $2.5 billion of capital expenditures, primarily due to expanding production capacity at Fab 36, adding a new facility to support bump and test activities and converting Fab 30 from manufacturing on 200-millmeter wafers to 300-millimeter wafers. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Moreover, under the revolving credit agreement among AMD, AMD Fab 36 Holding and AMD Fab 36 KG, we or AMD Fab 36 Holding are required to provide up to $958 million to AMD Fab 36 KG (based on an exchange rate of 0.783 euros to one U.S. dollar as of July 2, 2006). Loans provided to AMD Fab 36 KG under this revolving credit agreement are unsecured and subordinated to the rights of the consortium of banks that will also be providing financing to AMD Fab 36 KG.

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

In addition, we anticipate that we will finance the cash portion of our acquisition of ATI with a combination of existing cash and new debt. To that end, we currently intend to enter into a term loan agreement with Morgan Stanley Senior Funding Inc. for up to $2.5 billion, and on July 23, 2006, we executed a commitment letter with Morgan Stanley pursuant to which Morgan Stanley committed to provide us with this financing. Indebtedness under this facility would be secured by our accounts receivable, a pledge of the capital stock of certain of our material subsidiaries, and proceeds from any sale of our equity interest in Spansion Inc. The outstanding 7.75% Senior Notes due 2012 would also receive an equal and ratable security interest. If we were to utilize the full amount available under the facility, we would have a substantial amount of indebtedness that could adversely affect our financial position. A substantial amount of indebtedness may:

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

In addition, the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. If we were to enter into the term loan agreement with Morgan Stanley Senior Funding Inc. described above, we would be subject to additional restrictions that may adversely affect our ability to operate our business. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our products is performed at manufacturing facilities in China, Malaysia and Singapore. We also depend on foreign foundry suppliers for the production of certain of our embedded microprocessors for personal connectivity devices and we depend on an international joint venture for the manufacture of optical photomasks for use in manufacturing our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales was 70 percent in the second quarter of 2006 and China is one of our largest and fastest growing markets.

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

The demand for Spansion’s products depends in part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on Spansion’s results of operations.

Spansion is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC and PC peripheral equipment such as printers. Sales of Spansion products are also dependent on OEMs including increasing amounts of NOR Flash memory content in their products. In 2005, and the first six months of 2006 demand from the wireless category of the Flash memory market drove a majority of Spansion’s sales. If demand for these products, or NOR Flash memory content in these products, is below Spansion’s expectations, or if the functionality of successive generations of these products does not require increasing NOR Flash memory density, Spansion would be materially adversely affected.

Spansion has lost, and will continue to lose, rights to key intellectual property arrangements once it is no longer a beneficiary of our patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against Spansion.

As a majority owned subsidiary through December 20, 2005, Spansion had been the beneficiary of our intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in Spansion’s products and software used to operate its business. Following Spansion’s initial public offering in December 2005, it was no longer a beneficiary under a number of those agreements. As a result, it lost rights to use important intellectual property that it was previously licensed to use and may therefore be subject to claims that it is infringing intellectual property rights of third parties through the manufacture and sale of its products and the operation of its business. Therefore, absent negotiating its own license agreements with third parties who own such intellectual property, Spansion will be vulnerable to claims by such parties that its products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against Spansion because it had been a majority owned subsidiary of ours. Now that Spansion is an independent standalone company, they may elect to pursue such claims against Spansion. In addition, we believe that Spansion will lose additional rights under our patent cross-license agreements and other licenses once we no longer hold a majority of Spansion’s shares entitled to vote for the election of Spansion’s directors, assuming we are still party to such agreements and licenses at such time. The parties to these agreements and licenses, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive. The award of material damages, including material royalty payments, or the entry of an injunction, would have a material adverse effect on Spansion.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on Spansion.

Market acceptance of products based on Spansion’s MirrorBit technology is a critical factor impacting Spansion’s ability to increase revenues and market share in the integrated categories of the Flash memory market, as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two or more bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of Spansion’s MirrorBit technology occurs at a slower rate than Spansion anticipates, Spansion’s ability to compete will be reduced, and Spansion would be materially adversely affected. In addition, in 2006, Spansion introduced new products for integrated Flash memory applications based on its 90-nanometer MirrorBit technology. If Spansion does not achieve market acceptance of these products or subsequent MirrorBit products, Spansion’s future operating results would be materially adversely affected.

Spansion Flash memory products are based on NOR architecture, and a significant market shift to NAND architecture could materially adversely affect Spansion.

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, Spansion’s Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. Spansion does not currently manufacture products based on NAND architecture. From 2003 through 2005, industry sales of NAND-based products grew at higher rates than sales of NOR-based products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In fact, in 2005, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. Moreover, the removable storage category of the Flash memory market, which is predominantly served by NAND vendors, is expected to be the largest portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density Flash memory products over NOR-based products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of NAND-based products over those of MirrorBit ORNAND-based products for their applications, Spansion may be materially adversely affected. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than Spansion is today, which results in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, Spansion’s market share may decrease, which would materially adversely affect Spansion.

If Spansion fails to successfully develop products based on its new MirrorBit ORNAND architecture, or if there is a lack of market acceptance of products based on its MirrorBit ORNAND architecture, Spansion’s future operating results would be materially adversely affected.

Spansion is positioning itself to address the increasing demand for higher density data optimized Flash memory by offering products based on its MirrorBit ORNAND architecture, which Spansion has recently developed. The success of its MirrorBit ORNAND architecture requires that Spansion timely and cost effectively develop, manufacture and market MirrorBit ORNAND-based products that are competitive with NAND-based Flash memory products. Spansion began production of MirrorBit ORNAND-based products in the first quarter of 2006. However, if Spansion fails to develop and commercialize additional products based on its MirrorBit ORNAND architecture on a timely basis or if Spansion’s MirrorBit ORNAND-based products fail to achieve acceptance in the wireless market, Spansion’s operating results would be materially adversely affected.

The loss of a significant mobile phone customer may have a material adverse effect on Spansion.

Sales of Spansion products are dependent to a large extent on demand for mobile phones. Historically, a small number of customers in the wireless category have driven a substantial portion of Spansion’s net sales. If one of these customers decided to stop buying Spansion’s Flash memory products, or if one of these customers were materially to reduce its operations or its demand for Spansion’s products, Spansion would be materially adversely affected.

Spansion has a substantial amount of indebtedness which could adversely affect its financial condition.

Spansion currently has and will continue to have for the foreseeable future, a substantial amount of indebtedness. This substantial indebtedness may:

•	require Spansion to use a substantial portion of its cash flows from operations to make debt service payments;

•	make it difficult for Spansion to satisfy its financial obligations;

•	limit Spansion’s ability to use its cash flows or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit Spansion’s flexibility to plan for, or react to, changes in its business and industry;

•	place Spansion at a competitive disadvantage compared to its less leveraged competitors; and

•	increase Spansion’s vulnerability to the impact of adverse economic and industry conditions.

If Spansion cannot generate sufficient operating cash flows and obtain external financing, it may be unable to make all of its planned capital expenditures.

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

Average selling prices for Spansion’s products historically have declined over relatively short time periods. Spansion is unable to predict pricing conditions for future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of Spansion’s products have decreased during the products’ lives. When Spansion’s average selling prices decline, its net sales and net income decline unless it is able to compensate by selling more units, reducing its manufacturing costs or introducing new, higher margin products that have higher densities and/or incorporate advanced features. Spansion has experienced declining average selling prices in the past, and it has stated that it expects to continue to experience them in the future, although Spansion cannot predict when they may occur or how severe they will be. If Spansion’s average selling prices continue to decline, its operating results could be materially adversely affected.

If Spansion’s cost reduction efforts are not effective, Spansion’s business could be materially adversely affected.

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

There may be situations in which Spansion’s manufacturing capacity is inadequate to meet the demand for certain of Spansion’s products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facilities or through foundry or similar arrangements with third parties, could have a material adverse effect on Spansion. For example, in the first half of 2004, Spansion was not able to meet demand for certain of its lower density embedded Flash memory products because in 2003 it underestimated demand for these products, and was unable to install additional wafer fabrication capacity on a timely basis. Spansion has stated its belief that this adversely impacted its relationships with customers who received reduced allocations, or did not receive allocations, of its embedded products, and Spansion has stated its belief that its competitors were able to take advantage of this situation to increase their market share. More recently, in the third and fourth quarters of 2005, Spansion experienced capacity constraints for final test and assembly of certain products. While Spansion is working internally and with subcontractors to increase capacity to meet anticipated demand, Spansion cannot give any assurance that it will not experience similar constraints in the future. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. Spansion’s inability to obtain sufficient manufacturing capacity to meet demand, either in its own facility or through foundry, subcontractor or similar arrangements with third parties, or if Spansion is unable to obtain foundry services at competitive rates, Spansion’s business may be materially adversely affected.

Spansion is party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products.

Tessera, Inc. filed a lawsuit against Spansion alleging that it has infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed Spansion that it has been informed by Texas Instruments Inc. that Texas Instruments believes that several of Spansion’s products infringe some of Texas Instruments’ patents. Fujitsu has also informed Spansion that it expects Spansion to defend and indemnify Fujitsu against Texas Instruments’ claims in accordance with the terms of Spansion’s distribution agreement with Fujitsu. Defending these claims and similar claims could be extremely expensive and time-consuming for Spansion, and defending these claims or others or the award of damages or an injunction could have a material adverse effect on Spansion.

Intense competition in the Flash memory market could materially adversely affect Spansion.

Spansion’s principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor, Inc. The principal bases of competition in the Flash memory market are cost, selling price, performance, quality and customer relationships. In particular, in the past, Spansion’s competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for Spansion’s products and adversely impacted Spansion’s results of operations. Some of Spansion’s competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than Spansion and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Spansion expects competition in the market for Flash memory devices to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if Spansion’s competitors otherwise consolidate their operations. Furthermore, Spansion faces increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market. Spansion has stated its belief, however, that Spansion’s ORNAND architecture based on MirrorBit technology and its plans to continue to transition to more advanced process technologies will enable it to compete against NAND Flash memory vendors. If Spansion is unable to compete effectively using its MirrorBit ORNAND architecture, successfully continue to transition to more advanced process technologies or grow its position in the Flash memory market, Spansion could be materially adversely affected. To compete successfully, Spansion must decrease its manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices.

If Spansion is unable to timely and efficiently expand its manufacturing capacity to implement 300-millimeter wafer capacity in SP1, Spansion’s business, results of operations or financial condition could be materially adversely affected.

Spansion’s goal is to have 300-millimeter wafer capacity in place in 2008. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If Spansion does not achieve its desired capacity at anticipated costs, or if Spansion cannot obtain suitable financing, it may be delayed in achieving, or may not achieve, such capacity, and Spansion could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on Spansion’s ability to execute its plan for constructing and equipping the facility and other factors that may be beyond Spansion’s control, such as delivery schedules for the required machinery and equipment and construction schedules. If Spansion is delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, Spansion will not achieve anticipated cost savings associated with this technology and its gross margins could decline. Even if Spansion is successful in implementing this capacity, if the demand for Spansion’s products is not strong enough to support the additional capacity when it becomes available, Spansion could be materially and adversely affected.

If essential equipment or materials are not available to manufacture Spansion’s products, Spansion could be materially adversely affected.

Spansion’s manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. Spansion purchases equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to Spansion or increase prices due to capacity constraints or other factors. Because the equipment that Spansion purchases is complex, it is difficult for it to substitute one supplier for another or one piece of equipment for another. Certain raw materials Spansion uses in manufacturing its products are available from a limited number of suppliers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

AMD’s annual meeting of stockholders was held on May 5, 2006. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
Hector de J. Ruiz	421,535,691	15,494,882
W. Michael Barnes	414,818,915	22,211,658
Bruce L. Claflin	413,290,908	23,739,665
H. Paulett Eberhart	414,845,293	22,185,280
Robert B. Palmer	413,269,357	23,761,216
Leonard M. Silverman	412,700,439	24,330,134
Morton L. Topfer	414,768,389	22,262,184

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year was approved.

For: 425,598,050

Against: 9,053,171

Abstain: 2,379,351

Proposal No. 3: The proposal to approve the amendments to our 2004 Equity Incentive Plan was approved.

For: 275,047,150

Against: 59,786,914

Abstain: 3,024,384

Proposal No. 4: The proposal to approve an amendment to our Employee Stock Purchase Plan to increase the total number of shares authorized to be issued under the plan from 14,500,000 shares to 17,500,000 shares was approved.

For: 324,593,815

Against: 10,515,898

Abstain: 2,748,735

Proposal No. 5: The proposal to approve an amended and restated Advanced Micro Devices, Inc. Executive Incentive Plan and the performance goals contained therein was approved.

For: 416,186,156

Against: 17,270,730

Abstain: 3,573,686

ITEM 6. EXHIBITS

*10.8	Advanced Micro Devices, Inc. Executive Incentive Plan.

*10.16	Advanced Micro Devices, Inc. 2004 Equity Incentive Plan.

*10.60	Advanced Micro Devices, Inc. 2000 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans, contracts or arrangements in which our directors or executive officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 8, 2006	By:	/s/ Robert J. Rivet
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer