Form 10-Q
period 2006-10-01
ADVANCED MICRO DEVICES INC
filed 2006-11-09
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 1, 2006: 548,606,149.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In thousands except per share amounts)
Net sales	$1,327,622	$1,263,866	$3,876,147	$3,320,372

Net sales to related party (see Note 4)	—	258,889	—	688,929

Total net sales	1,327,622	1,522,755	3,876,147	4,009,301

Cost of sales	645,264	896,261	1,724,663	2,469,663

Gross margin	682,358	626,494	2,151,484	1,539,638

Research and development	277,380	289,018	820,230	814,724
Marketing, general and administrative	285,806	258,748	851,373	698,974

Operating income	119,172	78,728	479,881	25,940

Interest income	31,188	9,510	94,658	23,589

Interest expense	(17,637)	(30,615)	(58,743)	(80,513)
Other income (expense), net	(1,975)	(3,456)	(13,863)	(10,463)

Income (loss) before minority interest, equity in net income (loss) of Spansion Inc., and income taxes	130,748	54,167	501,933	(41,447)
Minority interest in consolidated subsidiaries	(6,941)	21,227	(20,471)	105,985

Equity in net income (loss) of Spansion Inc.	(10,204)	—	(40,914)	—

Provision (benefit) for income taxes	(20,852)	(606)	32,722	(5,358)

Net income	$134,455	$76,000	$407,826	$69,896

Net income per common share:

Basic	$0.28	$0.19	$0.85	$0.18
Diluted	$0.27	$0.18	$0.82	$0.17

Shares used in per share calculation:
Basic	486,331	399,025	478,318	395,839
Diluted	496,772	443,681	497,332	409,586

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 1, 2006	December 25, 2005*
	(In thousands except par value and share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,384,526	$633,067
Marketable securities	972,377	1,002,742

Spansion Senior Subordinated Notes	—	158,957

Total cash and cash equivalents and marketable securities	2,356,903	1,794,766

Accounts receivable	699,822	818,305
Allowance for doubtful accounts	(11,799)	(12,774)

Accounts receivable, net	688,023	805,531
Inventories:
Raw materials	25,775	17,762
Work-in-process	332,439	225,003
Finished goods	107,502	145,866

Total inventories	465,716	388,631
Deferred income taxes	74,981	92,606
Prepaid expenses and other current assets	305,045	334,016
Receivable from Spansion (see Note 4)	21,193	143,286

Total current assets	3,911,861	3,558,836

Property, plant and equipment:
Land and land improvements	50,321	28,814
Buildings and leasehold improvements	1,309,936	1,027,822
Equipment	4,786,117	3,309,869
Construction in progress	453,473	1,121,100

Total property, plant and equipment	6,599,847	5,487,605
Accumulated depreciation and amortization	(3,195,968)	(2,786,605)

Property, plant and equipment, net	3,403,879	2,701,000
Other assets	386,839	303,294

Receivable from Spansion (see Note 4)	5,416	3,307
Net investment in Spansion (see Note 3)	671,249	721,342

Total assets	$8,379,244	$7,287,779

	October 1, 2006	December 25, 2005*
	(In thousands except par value and share amounts)
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865,060	$622,610
Accounts payable to Spansion (see Note 4)	36,289	233,224
Accrued compensation and benefits	147,250	226,874
Accrued liabilities	473,477	388,998
Income taxes payable	17,790	3,326
Deferred income on shipments to distributors	115,571	141,898
Current portion of long-term debt and capital lease obligations	44,950	43,224
Other current liabilities	191,824	161,807

Total current liabilities	1,892,211	1,821,961

Deferred income taxes	75,861	92,606
Long-term debt and capital lease obligations	644,357	1,327,065
Other long-term liabilities	482,204	459,322
Minority interest in consolidated subsidiaries	272,116	234,988
Commitments and contingencies (see Note 8)

Stockholders’ equity:

Capital stock:

Common stock, par value $0.01; 750,000,000 shares authorized; shares issued: 493,836,693 as of October 1, 2006 and 442,196,017 as of December 25, 2005; shares outstanding: 487,120,380 as of October 1, 2006 and 435,526,719 as of December 25, 2005	4,871	4,355
Capital in excess of par value	4,051,291	2,800,306
Treasury stock, at cost (6,716,313 shares as of October 1, 2006 and 6,669,298 shares as of December 25, 2005)	(92,612)	(90,138)
Retained earnings	881,632	473,678
Accumulated other comprehensive income	167,313	163,636

Total stockholders’ equity	5,012,495	3,351,837

Total liabilities and stockholders’ equity	$8,379,244	$7,287,779

*	Amounts as of December 25, 2005 were derived from the December 25, 2005 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 1, 2006	September 25, 2005
	(In thousands) (unaudited)
Cash flows from operating activities:
Net income (loss)	$407,826	$69,896
Adjustments to reconcile net income to net cash provided by operating activities:

Minority interest of consolidated subsidiaries	20,473	(105,985)
Depreciation	519,118	900,948
Amortization	47,098	41,138
Reduction of provision for doubtful accounts	(975)	(2,042)
Equity in loss of Spansion Inc.	40,914	—
Change in deferred income taxes	286	(21,121)
Charge due to partial redemption of 7.75% Senior Notes	3,822	—
Foreign grant and subsidy amortization	(109,795)	(82,660)
Forfeited interest on debt conversion	754	—
Net loss on disposal of property, plant and equipment	7,409	1,395
Net gain realized on sale of available-for-sale securities	(2,312)	—
Stock-based compensation expense recognized under employee stock compensation plans	49,609	743
Non-cash foreign exchange loss	7,515	—
Recognition of deferred gain on sale-leaseback of building and equipment	(1,360)	(1,260)
Gain on Spansion’s repurchase of its 12.75% Senior Subordinated Notes	(9,751)	—
Tax benefit on minority interest in net loss of subsidiaries	—	9,054
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	119,111	(108,673)
Decrease (increase) in receivables from related parties	93,729	(40,076)
Increase in inventories	(76,392)	(55,935)
(Increase) decrease in prepaid expenses and other current assets	(21,402)	20,883
Increase in other assets	(169,511)	(5,044)
Increase (decrease) in taxes payable	14,464	(34,900)
Refund of customer deposits under long-term purchase agreements	—	(17,500)
Net increase in accounts payables and accrued liabilities	269,250	351,164
(Decrease) increase in accounts payables and accrued liabilities to related parties	(194,496)	21,049
Decrease in accrued royalties to related party	—	(4,062)
Increase in amounts payable to Spansion Pension Trust	—	8,564

Net cash provided by operating activities	1,015,384	945,576

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,190,582)	(1,184,033)
Proceeds from sale of property, plant and equipment	4,423	7,132
Repayment of loans by Spansion	21,564	—
Purchases of available-for-sale securities	(1,941,727)	(819,729)
Proceeds from sale and maturity of available-for-sale securities	1,971,658	560,771
Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	175,000	—
Other	1,858	(9,125)

Net cash used in investing activities	(957,806)	(1,444,984)

Cash flows from financing activities:
Proceeds from borrowings	—	93,978
Borrowings under revolving loan	—	77,489
Repayment of debt and capital lease obligations	(212,857)	(185,420)
Proceeds from foreign grants and subsidies	201,780	159,932
Proceeds from sale-leaseback transactions	—	78,145
Proceeds from equity offering	494,618	—
Proceeds from limited partners’ contribution	—	54,401

	Nine Months Ended
	October 1, 2006	September 25, 2005
	(In thousands) (unaudited)
Proceeds from issuance of common stock under stock-based compensation plans	213,254	120,870
Other	(2,914)	(8,013)

Net cash provided by financing activities	693,881	391,382

Effect of exchange rate changes on cash and cash equivalents	—	(4,236)

Net increase (decrease) in cash and cash equivalents	751,459	(112,262)
Cash and cash equivalents at beginning of period	633,067	918,377

Cash and cash equivalents at end of period	$1,384,526	$806,115

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest, net of amounts capitalized	$41,812	$52,231

Income taxes	$8,620	$38,588

Non-cash activities:

Equipment sale-leaseback transaction	$—	$78,145

Conversion of 4.75% Convertible Senior Debentures	$499,833	$—

Assets acquired under capital lease	$17,991	$119,002

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarter and nine months ended October 1, 2006 consisted of 13 weeks and 40 weeks. The quarter and nine months ended September 25, 2005 consisted of 13 weeks and 39 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation of segment information. (See Note 6.)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial position and operating results of the Company and its wholly- and majority-owned subsidiaries. All intercompany balances have been eliminated upon consolidation. On December 21, 2005, Spansion Inc. (Spansion) completed its initial public offering (IPO) of its Class A common stock. Prior to the IPO, Spansion was the Company’s majority-owned subsidiary, and the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in the Company’s consolidated statements of operations and statements of cash flows. Following the IPO, the Company’s ownership interest in Spansion was diluted from 60 percent to approximately 38 percent. As a result, the Company no longer exercises control over Spansion’s operations. Therefore, from December 21, 2005, the Company uses the equity method of accounting to record its proportionate share of Spansion’s net income (loss).

Foreign Currency Translation/Transactions

Prior to 2006, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony) and AMD Fab 36 LLC & Co. KG (AMD Fab 36 KG) whose functional currency was the euro. Beginning in 2006, the functional currency of AMD Saxony and AMD Fab 36 KG is the U.S. dollar. The change in the functional currency of these subsidiaries is accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation (SFAS 52), and reflects the change in economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to AMD Saxony and AMD Fab 36 KG and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate, and, therefore, their functional currency. Consequently, beginning in the first quarter of fiscal 2006, these subsidiaries’ assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Net sales, cost of sales and expenses have been remeasured at average exchange rates in effect during each period. Net sales, cost of sales and expenses related to the previously noted non-monetary balance sheet accounts have been remeasured at historical exchange rates. Gains or losses resulting from foreign currency remeasurement have been included in net income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income. In accordance with the equity method of accounting, the Company includes its proportionate share of the translation adjustments relating to Spansion Japan, a subsidiary of Spansion Inc., whose functional currency is the Japanese yen, in accumulated other comprehensive income.

Stock-Based Compensation

On December 26, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases pursuant to the Employee Stock Purchase Plan, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the quarter and nine months ended October 1, 2006 includes stock-based compensation expense for all of the Company’s stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as well as stock-based compensation expense for all stock-based compensation awards granted on or after December 26, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single option (i.e., straight-line) method. Compensation expense for share-based awards granted prior to December 26, 2005 will continue to be subject to the accelerated multiple option method specified in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28), while compensation expense for stock-based awards granted on or after December 26, 2005 will be recognized using a straight-line, single option method.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. The Company estimated forfeitures based on its historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

As a result of adopting SFAS 123R, the Company’s income from operations, income before taxes and net income for the quarter ended October 1, 2006 are $7 million, $7 million, and $4 million lower, respectively, and the Company’s income from operations, income before taxes and net income for the nine months ended October 1, 2006 are $26 million, $26 million, and $16 million lower, respectively, than they would have been if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended October 1, 2006 are $0.01 and $0.01 lower, and basic and diluted earnings per share for the nine months ended October 1, 2006 are $0.03 and $0.03 lower, respectively, than they would have been if it had continued to account for share-based compensation under APB Opinion No. 25.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and will adopt it as required at the beginning of its fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and plans to adopt it as required at the beginning of its fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132 (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. For publicly traded companies, the recognition and related disclosure provisions will be effective as of the end of the fiscal years ending after December 15, 2006. The measurement date provisions will be effective for fiscal years ending after December 15, 2008. The Company does not have or sponsor a defined benefit postretirement plan; however, Spansion Inc., an investee that the Company is accounting for under the equity method of accounting, does sponsor such a plan for certain of its employees. Upon adoption of SFAS 158 by Spansion Inc., the Company expects to recognize its proportionate share of the accounting effect which will impact its net investment balance in Spansion Inc. and its other comprehensive income. The Company does not believe the impact of the adoption of SFAS 158 will be material to its consolidated financial statements.

2. Stock-Based Incentive Compensation Plans.

Stock-Based Incentive Program Description

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. These programs are described more fully in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). Equity awards are made from the 2004 Plan. Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three- to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than 10 years after the grant date. In addition, shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding from previous equity compensation plans. Stock options available for grant under these prior equity compensation plans that were in effect before April 29, 2004 were consolidated into the 2004 Plan. In conjunction with the adoption of SFAS 123R, the Company reviewed its stock-based incentive programs and decided to issue primarily restricted stock units in lieu of stock options.

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

Valuation and Expense Information under SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan under SFAS 123R for the quarter and nine months ended October 1, 2006, which was allocated in the condensed consolidated statement of operations as follows:

	Quarter Ended October 1, 2006	Nine Months Ended October 1, 2006
	(In thousands)	(In thousands)
Stock-based compensation included as a component of:
Cost of sales	$1,932	$5,921
Research and development	6,110	17,038
Marketing, general and administrative	8,468	26,650

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	16,510	49,609

Tax benefit	(4,890)	(14,822)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$11,620	$34,787

As of October 1, 2006, the Company had $30 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.13 years. Also, as of October 1, 2006, the Company had $70 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 1.71 years.

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

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer, and must be exercised prior to their expiration date. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the quarter and nine months ended October 1, 2006 was $7.87 and $12.67 per share, using the lattice-binomial model with the following weighted-average assumptions:

	Quarter Ended October 1, 2006	Nine Months Ended October 1, 2006
Expected volatility	52.58%	51.92%
Risk-free interest rate	4.89%	4.82%
Expected dividends	0%	0%

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

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected term of employee stock options is impacted by all of the underlying assumptions and calibration of the lattice-binomial model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested term and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the past ten year history of exercises, post-vesting cancellations, and outstanding options on all option grants other than pre-vesting forfeitures made by the Company. The expected term for option grants made for the quarter and nine months ended October 1, 2006 derived from the lattice-binomial model was 4.14 and 4.13 years.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its stock-based payment awards.

Restricted Stock Awards

Restricted stock and restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.

Certain Company employees have been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depends on actual performance against specified performance goals. The performance period is generally one to three years from the date of grant.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable three-month purchase period. The Company issued approximately 454,000 shares and approximately 1,093,000 shares under the ESPP during the quarter and nine months ended October 1, 2006. The ESPP compensation expense is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes model.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

The following table presents the effect on net income (loss) and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter and nine months ended September 25, 2005:

	Quarter Ended September 25, 2005	Nine Months Ended September 25, 2005
	(In thousands except per share amounts)
Net income—as reported	$76,000	$69,896
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax effects under APB 25	271	728
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects.	(8,768)	(107,288)

Net income (loss)—pro forma	67,503	(36,664)

Basic net income per common share—as reported	$0.19	$0.18
Diluted net income per common share—as reported	$0.18	$0.17
Basic net income (loss) per common share—pro forma	$0.17	$(0.09)
Diluted net income (loss) per common share—pro forma	$0.16	$(0.09)

The summary of the changes in stock options outstanding under the Company’s stock-based compensation plans for the nine months ended October 1, 2006 is presented below:

	Nine Months Ended October 1, 2006
	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of period	45,928	$15.14
Granted	1,272	$29.84
Canceled	(900)	$29.66
Exercised	(14,250)	$12.82

Outstanding at end of period	32,050	$16.35

Exercisable at end of period	25,649	$15.66

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of October 1, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(Shares in thousands)
$ 0.01 - 11.69	6,368	4.94	$9.10	5,376	$8.84
$ 11.70 - 14.86	11,187	5.24	$14.42	9,299	$14.50
$ 14.89 - 22.35	10,498	5.20	$17.76	8,285	$17.09
$ 22.38 - 45.50	3,997	4.99	$29.61	2,689	$28.93

Total	32,050	5.13	$16.35	25,649	$15.66

As of October 1, 2006, the weighted average remaining contractual life of stock options exercisable was 4.96 years and their aggregate intrinsic value was $249 million. The total intrinsic value of stock options exercised during the quarter and nine months ended October 1, 2006 was $11 million and $329 million, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended September 25, 2005 was $44 million and $73 million, respectively.

The summary of the changes in restricted stock awards outstanding under the Company’s 2004 Plan during the nine months ended October 1, 2006 is presented below:

	Nine Months Ended October 1, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Unvested balance at beginning of period	1,067	$21.46
Granted	3,135	$30.81
Forfeited	(45)	$30.55
Vested	(221)	$34.77

Unvested balance at end of period	3,936	$28.06

The total fair value of shares vested for the quarter and nine months ended October 1, 2006 was $6,913,000 and $7,676,000.

Non-Employee Stock Options and Restricted Stock Units

In connection with Spansion’s IPO, unvested stock options and restricted stock units of the Company that are held by Spansion employees are subject to variable accounting under EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of unvested stock options and restricted stock units was measured pursuant to the Black-Scholes option pricing model at October 1, 2006 using prevalent market price assumptions because such awards were issued prior to the adoption of SFAS 123R.

The compensation expense for the quarter and nine months ended October 1, 2006 related to these awards was approximately $2.4 million and $6.1 million. In accordance with EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee, the compensation expense was recorded in the Company’s condensed consolidated statements of operations in the same caption as equity in net income (loss) of Spansion Inc. As of October 1, 2006, the number of shares covered by unvested stock options and restricted stock units outstanding and held by Spansion employees was approximately 686,000 shares.

3. Net Investment in and Equity Interest in Net Income (Loss) of Spansion Inc.

On December 21, 2005, Spansion Inc. completed its IPO of 47,264,000 shares of its Class A common stock as well as its offering of notes to the Company and institutional investors with an aggregate principal amount of $425 million. As a result of the IPO, the Company owns a total of 48,529,403 shares, or approximately 38 percent, of Spansion’s outstanding common stock. Pursuant to the terms of a Stockholders Agreement, the Company cannot transfer any shares of Spansion’s common stock, except to majority owned subsidiaries, until the earlier of December 13, 2006 or the date Spansion’s Board of Directors sets for the conversion of the Class D common stock into Class A common stock. However, Spansion, AMD and Fujitsu agreed to waive this provision with respect to a portion of the shares of Spansion’s common stock owned by AMD and Fujitsu, and in October 2006, Spansion Inc. filed a registration statement on Form S-1 in order to allow the Company’s indirect wholly owned subsidiary, AMD Investments, Inc. and Fujitsu Limited to sell an aggregate of 35 million shares of Class A common stock in a registered offering, of which 21 million would be sold by AMD Investments. See Note 14.

Following the IPO, the Company’s ownership interest was diluted from 60 percent to approximately 38 percent. As a result, the Company no longer exercises control over Spansion’s operations and, from December 21, 2005, Spansion’s financial position, results of operations and cash flows are no longer consolidated with the Company’s. Therefore, the Company uses the equity method of accounting to reflect its proportionate share of Spansion’s net income or loss in accordance with the provisions of APB Opinion No. 18 (as amended), The Equity Method of Accounting for Investments in Common Stock. Under the equity method of accounting, the Company records its proportionate share of Spansion’s net income or loss based on the most recently available quarterly financial statements. In addition, the Company also reflects its proportionate share of the change in Spansion’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheet.

In determining the Company’s share of the net loss from Spansion under the equity method of accounting, certain adjustments, primarily related to the elimination of intercompany transactions, are made to Spansion’s reported results (see Note 4). These adjustments are included in the caption “Equity interest in net income (loss) of Spansion Inc.” on the Company’s condensed consolidated statements of operations.

As of October 1, 2006, the carrying value of the Company’s net equity investment in Spansion amounted to approximately $671 million, and the fair value of this investment was approximately $809 million based on the closing price of Spansion’s Class A common stock on September 29, 2006, the last trading day of the fiscal quarter. On October 24, 2006, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (Credit Agreement), pursuant to which the Company borrowed an aggregate amount of $2.5 billion (Term Loan) to finance a portion of the Acquisition. In connection with the Credit Agreement, the Company granted a security interest in, among other things, its equity investment in Spansion Inc. to the Collateral Agent. The proceeds from any sale of this investment must be used to prepay the Term Loan. See Note 14.

4. Related-Party Transactions

The following table represents the significant balances receivable from or payable to Spansion as of October 1, 2006 and December 25, 2005, of which none had the legal right of offset:

	October 1, 2006	December 25, 2005
	(In thousands)
Investment in Spansion Senior Notes	$—	$158,957
Other receivable from Spansion (short-term)	21,193	121,585
Other receivable from Spansion (long-term)	5,416	—

Notes receivable from Spansion (short-term)	—	21,701
Notes receivable from Spansion (long-term)	—	3,307

Accounts payable to Spansion	36,289	233,224

In connection with Spansion’s IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreements, the Company agreed to provide, among other things, information technology, facilities, logistics, tax, finance and human resources services to Spansion for a specified period. Under the amended patent cross-license agreement, Spansion pays royalties to the Company based on a percentage of Spansion’s net sales.

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

Pursuant to the agency agreement and in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recorded sales of Spansion’s Flash memory products sold by the Company on behalf of Spansion and the related cost of sales on a net basis on its condensed consolidated statements of operations. As a result, the net impact to the Company’s net sales and cost of sales was zero.

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

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion Inc., issued to the Company $175 million aggregate principal of its 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes) for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased its Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38% of the gain), was recorded as a reduction to the equity in net loss of Spansion Inc.

Prior to Spansion’s IPO, Fujitsu was a related party of the Company as a result of the formation of Spansion LLC effective June 30, 2003, in which the Company held a 60 percent interest and Fujitsu held a 40 percent interest. The following table represents certain transactions between the Company (including through Spansion) and Fujitsu for the quarter and nine months ended September 25, 2005:

	Quarter Ended September 25, 2005	Nine Months Ended September 25, 2005
	(In thousands)
Net sales to Fujitsu	$258,889	$688,929
Commercial die purchases from Fujitsu	31,057	72,041
Subcontract manufacturing purchases from Fujitsu	8,895	28,150
Other purchases of goods and services from Fujitsu	17,845	50,536
Service fees due to Fujitsu	4,566	15,952
Cost of employees seconded from Fujitsu	90	7,012
Rental expense to Fujitsu	522	1,662
Royalty fees due to Fujitsu	4,118	11,493

5. Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding. Diluted net income per common share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include stock options, restricted stock awards, and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income per common share:

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In thousands except per share data)
Numerator:
Numerator for basic income per common share	$134,455	$76,000	$407,826	$69,896

Effect of assumed conversion of 4.5 % Convertible Senior Notes, and 4.75 % Convertible Senior Debentures:
Interest expense, net of tax	—	2,514	2,645	—
Profit sharing expense adjustment, net of tax	—	(251)	(241)	—

Numerator for diluted income per common share	$134,455	78,263	410,230	69,896

Denominator:
Denominator for basic income per share-weighted-average shares	486,331	399,025	478,318	395,839
Effect of dilutive potential common shares:
Employee stock options, restricted stock and restricted stock units	10,441	17,315	15,960	13,747

Effect of assumed conversion of 4.5% Convertible Senior Notes due 2007	—	27,341	—	—

Effect of assumed conversion of 4.75% Convertible Senior Debentures due 2022	—	—	3,054	—

Dilutive potential common shares	10,441	44,656	19,014	13,747

Denominator for diluted income per common share-adjusted weighted-average shares	496,772	443,681	497,332	409,586

Net income per common share:
Basic	$0.28	$0.19	$0.85	$0.18
Diluted	$0.27	$0.18	$0.82	$0.17

Potential dilutive common shares totaling approximately nine million for the quarter ended October 1, 2006 and three million for the nine months ended October 1, 2006 were not included in the net income, per common share calculation as their inclusion would have been anti-dilutive. Potential dilutive common shares totaling approximately 21 million for the quarter ended September 25, 2005 and 49 million for the nine months ended September 25, 2005 were not included in the net income per common share calculation, as their inclusion would have been anti-dilutive.

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

As a result of the completion of Spansion’s IPO on December 21, 2005, the Company’s results of operations included Spansion’s results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of the Company’s financial results. Instead, the Company applies the equity method of accounting to reflect its proportionate share of Spansion’s net income (loss) from December 21, 2005. Accordingly, as of December 21, 2005 the Company no longer has the Memory Products segment, and the operating results for the quarter and nine months ended October 1, 2006 are not fully comparable with the results for the quarter and nine months ended September 25, 2005.

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

Since December 25, 2005, the Company has two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, the Company referred to as the Personal Connectivity Solutions segment. In addition to its two current reportable segments, the Company also has the All Other category. This category includes the Personal Internet Communicator (PIC) operating segment, which the CODM began to review separately starting in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the Company’s reportable segments.

The PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material and in the third quarter of 2006, the Company stopped manufacturing PIC products.

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

The following table is a summary of net sales and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and nine months ended October 1, 2006 and September 25, 2005:

	Quarters Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In thousands)
Computation Products
Net sales	$1,289,628	$969,468	$3,760,674	$2,486,266
Operating income	133,151	149,931	530,767	330,697
Embedded Products
Net sales	37,638	35,432	119,139	94,771
Operating loss	(1,329)	(14,250)	(18,496)	(40,306)
All Other
Net sales	356	2,216	(3,666)	2,902
Operating loss	(12,650)	(7,372)	(32,390)	(15,521)
Memory Products
Net sales	—	515,639	—	1,425,362
Operating loss	—	(49,581)	—	(248,930)
Total
Net sales	1,327,622	1,522,755	3,876,147	4,009,301
Operating income	119,172	78,728	479,881	25,940
Interest income	31,188	9,510	94,658	23,589

Interest expense	(17,637)	(30,615)	(58,743)	(80,513)
Other income (expense), net	(1,975)	(3,456)	(13,863)	(10,463)
Minority interest of consolidated subsidiaries	(6,941)	21,227	(20,471)	105,985
Equity in net income (loss) of Spansion Inc.	(10,204)	—	(40,914)	—
Provision (benefit) for income taxes	(20,852)	(606)	32,722	(5,358)

Net income	$134,455	$76,000	$407,826	$69,896

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In thousands)		(In thousands)
Net income	$134,455	$76,000	$407,826	$69,896
Net change in unrealized gains or losses on available-for-sale securities, net of taxes	2,808	54	(1,044)	(438)

Net change in unrealized gains or losses on cash flow hedges, net of taxes	(6,499)	3571	5,737	(46,157)
Net change in minimum Pension Liability, net of taxes	—	(3,875)	—	(3,875)
Net change in cumulative translation adjustments	(7,786)	(16,195)	(1,016)	(176,846)

Other comprehensive income (loss)	(11,477)	(16,445)	3,677	(227,316)

Total comprehensive income (loss)	$122,978	$59,555	$411,503	$(157,420)

The change in cumulative translation adjustment in the quarter and nine months ended October 1, 2006 compared to the quarter and nine months ended September 25, 2005 was primarily as a result of the change in functional currency in certain of the Company’s subsidiaries. See Note 1.

8. Commitments and Contingencies

Guarantees

The Company accounts for and discloses guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of October 1, 2006 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of October 1, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)	$162,394	$40,598	$40,598	$40,599	$40,599	$—	$—
Payment guarantees on behalf of consolidated subsidiaries(2)	$195,889	$39,646	$156,243	—	—	—	—

Total Guarantees	$358,283	$80,244	$196,841	$40,599	$40,599	$—	$—

(1)	This amount represents the amount of silent partnership contributions that the Company is required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $65 million.
(2)	This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At October 1, 2006, approximately $196 million was outstanding under this guarantee and recorded as a payable on the Company’s condensed consolidated balance sheet. The obligation under the guarantee diminishes as the amounts are paid to the supplier.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of October 1, 2006, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of October 1, 2006 and their expected expiration dates.

	Amounts Guaranteed(1)	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$40,598	$—	$40,598	$—	$—	$—	$—
AMTC rental guarantee(2)	103,950	—	—	—	—	—	103,950
Spansion capital lease guarantees(3)	4,029	1,123	2,906	—	—	—	—
Spansion operating lease guarantees(3)	3,587	512	2,050	1,025	—	—	—

Total guarantees	$152,164	$1,635	$45,554	$1,025	$—	$—	$103,950

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $152 million revolving credit facility and a $95 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of October 1, 2006, the Company guaranteed up to $41 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $104 million. As of October 1, 2006, $76 million was drawn under the revolving credit facility, and $54 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital Lease Guarantee

The Company guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $4 million as of October 1, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the term of the leases.

Spansion Operating Lease Guarantees

The Company guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $4 million as of October 1, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the term of the leases.

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

Changes in the Company’s potential liability for product warranty during the nine months ended October 1, 2006 and September 25, 2005 are as follows:

	Nine Months Ended
	October 1, 2006	September 25, 2005
	(In thousands)
Balance, beginning of the period	$18,792	$22,043
New warranties issued during the period	37,760	28,325
Settlements during the period	(25,327)	(23,838)
Changes in liability for pre-existing warranties during the period, including expirations	(2,760)	(7,544)

Balance, end of the period	$28,465	$18,986

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

On October 24, 2006, the Company completed its acquisition of ATI Technologies Inc. (ATI). See Note 14. ATI is a party to certain material pending legal proceedings. See Note 14 for further discussion of ATI-related material pending legal proceedings.

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

The accruals under the 2002 Restructuring Plan at December 25, 2005 were $85 million. During the quarter and nine months ended October 1, 2006, the Company paid an aggregate amount of $5 million and $14 million related to facility exit costs. As a result, the accruals at October 1, 2006 were $71 million.

As of October 1, 2006 and December 25, 2005, $52 million and $66 million of the total restructuring accruals of $71 million and $85 million were included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at October 1, 2006 and December 25, 2005 consisted of:

	October 1, 2006	December 25, 2005
	(In thousands)
Fab 30/Fab 36 deferred grants and subsidies	320,353	$341,502
Restructuring accrual (see Note 9)	52,112	66,288
Deferred gain on sale leaseback of building	18,866	20,126
Other	90,873	31,406

	$482,204	$459,322

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

Partial Redemption of 7.75% Senior Notes

In February 2006, the Company redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Senior Notes due 2012. The holders of the 7.75% Senior Notes received 107.75 percent of the principal amount of the 7.75% Senior Notes plus accrued interest. In connection with this redemption, the Company recorded an expense of approximately $16 million, which represents the 7.75% redemption premium paid by the Company, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Senior Notes. The Company included these charges in other income (expense), net in the condensed consolidated statement of operations for the nine months ended October 1, 2006.

13. Income Taxes

The effective tax (benefit) rate on income before equity in the net loss of Spansion Inc. was (16.8)% for the quarter ended October 1, 2006 and 6.8% for the nine months ended October 1, 2006. The effective tax rate for the nine months ended October 1, 2006 decreased to 6.8% in the third quarter from 15.0% for the six months ended July 2, 2006 due to changes in estimates.

The effective rate for 2006 reflects taxes on income generated in both the U.S. and foreign jurisdictions. The effective tax rate for the nine months ended October 1, 2006 was lower than the expected rate at the applicable U.S. statutory rate because the Company is utilizing net operating losses and federal tax credits available to reduce the annual U.S. provision. The amount of credits used to reduce the annual U.S. tax provision estimate is less than the total federal tax credits available on the Company’s U.S. income tax returns. The residual credits not used to reduce the annual U.S. tax provision estimate were not utilized in prior years because of deductions under the Company’s stock option plans and, therefore, the benefit of these deductions will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions is dependent upon the Company generating sufficient future taxable income.

The income tax benefit recorded in the third quarter and nine months ended September 25, 2005 was primarily for foreign tax benefits on losses in certain foreign jurisdictions.

As of October 1, 2006, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at October 1, 2006, in management’s estimate, is not more likely than not to be achieved.

14. Subsequent Events

Spansion Registration Statement on Form S-1

On October 10, 2006, Spansion Inc. filed a Registration Statement on Form S-1 in order to register the sale of an aggregate of 35 million shares of Class A common stock by the Company’s indirect wholly owned subsidiary, AMD Investments, Inc. and Fujitsu Limited. AMD Investments would sell 21 million of these shares. In connection with this offering, the Company has agreed to a 90-day lock-up with respect to the Spansion Inc. common stock that it owns.

Fab 36 Term Loan Agreements

On October 13, 2006, AMD Fab 36 KG executed an Amendment Agreement dated as of October 10, 2006 which amended the terms of the Fab 36 Term Loan and certain related agreements, including the Guarantee Agreement. Under the terms of the Amendment Agreement, AMD Fab 36 KG has the option to borrow in U.S. dollars as long the Company’s consolidated cash balance is at least $500 million. Moreover, to protect the lenders from currency risks, if the Company’s consolidated cash balance is below $1 billion or the Company’s credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to five percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (a) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (b) the U.S. dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and outstanding loans denominated in euros under the Fab 36 Term Loan).

The Amendment Agreement also amends certain covenants applicable to AMD Fab 36 KG. For example, for as long as the Company’s consolidated cash balance is at least $1 billion and the Company’s credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, AMD Fab 36 KG is no longer required to maintain minimum cash balances, and the only financial covenant that AMD Fab 36 KG is now required to comply with is the loan to fixed asset value covenant. Specifically, the loan to fixed asset value as at the end of any relevant period cannot exceed 50 percent up to and including December 31, 2008, 45 percent up to and including December 31, 2009, and 40 percent thereafter.

As of October 13, 2006, AMD Fab 36 KG was in compliance with this covenant.

On October 13, 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan. The rate of interest on each loan for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. AMD Fab 36 KG selected an initial interest period of three months. The rate of interest on this loan for the selected interest period is 7.1259 percent. This loan is repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

ATI Acquisition

On October 24, 2006, the Company acquired all the outstanding shares of ATI Technologies Inc. (ATI) for a combination of approximately $4.3 billion in cash, and 57,946,017 shares of the Company’s common stock (the Acquisition). In addition, the Company also issued options to purchase 17,091,500 shares of the Company’s common stock and 2,231,026 restricted stock units to ATI employees in exchange for their outstanding options and restricted stock units.

The Acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combination (SFAS 141). The Company is currently in the process of evaluating the fair value of the stock options. In addition, the Company is also in the process of determining the fair value of the assets acquired and the liabilities assumed in this acquisition. The Company expects to have the final evaluation of these by the end of the fourth quarter of 2006.

The Company financed the cash portion of the transaction with a combination of cash, cash equivalents, marketable securities and new debt. See “Morgan Stanley Credit Agreement,” below. This new debt, together with combined existing cash, cash equivalents, and marketable securities balances of approximately $1.8 billion, provided full funding for the cash portion of the Acquisition.

Morgan Stanley Credit Agreement

On October 24, 2006, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (Credit Agreement), pursuant to which the Company borrowed an aggregate amount of $2.5 billion (Term Loan) to finance a portion of the Acquisition.

Amounts borrowed under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement) plus a 1.25% margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the Credit Agreement) plus a 2.25% margin. Such margins will reduce by 0.25% when the outstanding aggregate principal amount under the Credit Agreement is less than $1.75 billion. As of October 24, 2006, the base rate was 8.25%, without the margin, and the Eurodollar

Rate was 5.32%, without the margin. The amounts borrowed under the Credit Agreement are repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $586 million. The initial interest rate on the Term Loan, which is based on the Eurodollar Rate, is 7.57%.

The Company may prepay the Term Loan at any time without premium or penalty. In addition, the Company must prepay the Term Loan in an amount equal to: (i) 100% of the net cash proceeds from any debt incurred by the Company or a restricted subsidiary; (ii) 50% of net cash proceeds from the issuance of any capital stock by the Company (subject to specified exceptions); (iii) 100% of extraordinary receipts (as defined in the Credit Agreement) in excess of $30 million; (iv) 100% of net cash proceeds from asset sales in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50% of excess cash flow, if any (as defined in the Credit Agreement); and (vi) 100% of net cash proceeds from sale of capital stock of Spansion Inc.

The Credit Agreement contains certain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries (which at this time are all of the Company’s subsidiaries) from:

•	incurring additional indebtedness, except specified permitted debt;

•	creating or permitting certain liens;

•	consolidating, merging or selling assets as an entirety or substantially as an entirety unless specified conditions are met;

•	making other restricted payments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	making or committing to make any capital expenditures in the ordinary course of business exceeding a certain amount;

•	issuing or selling any shares of capital stock of the Company’s restricted subsidiaries;

•	entering into certain types of transactions with affiliates;

•	creating restrictions on the making of certain distributions by the Company’s restricted subsidiaries, such as dividends, loans or transfer of properties to the Company;

•	permitting domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the Term Loans; and

•	permitting the Company’s Consolidated Net Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 2.25 to 1.00.

Amounts outstanding under the Credit Agreement may become due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the Credit Agreement that have become due; breach of any representation or warranty, or certain covenants; any default in making any payment of principal or interest of any debt the outstanding amount of which exceeds $50 million or any default in the observance or performance of any other obligations under such debt; any default in the related security documents executed in connection with the Credit Agreement, or the security documents or any lien created by the security documents ceasing to be in full force or effect; filings or proceedings in bankruptcy; judgment or awards entered against us or any significant subsidiary involving aggregate liability of $50 million or more; or a change of control (as defined in the Credit Agreement).

In connection with the Credit Agreement the Company and its subsidiaries, AMD International Sales & Service, Ltd., AMD (U.S.) Holdings, Inc., AMD US Finance, Inc., ATI Research Silicon Valley Inc., ATI Research, Inc.,

and ATI Technologies Systems Corp. (collectively referred to as the Grantors) entered into a collateral agreement in favor of Wells Fargo, as Collateral Agent. Under the Collateral Agreement, each Grantor granted Wells Fargo a security interest in, among other things, and subject to certain exceptions, now owned and hereafter acquired: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account (as defined in the Credit Agreement), if and when it is created; (iv) certain of the Grantors’ respective equity interests in certain affiliates; and (v) all indebtedness for borrowed money owed to any Grantor by an affiliate.

In connection with the Credit Agreement and the Collateral Agreement, the Grantors and Wells Fargo, as Collateral Agent, entered into a collateral trust agreement (Collateral Trust Agreement) whereby Wells Fargo will hold in trust the pledged collateral under the Collateral Agreement. The Collateral Trust Agreement is the principal document by which our 7.75% Senior Notes due 2012 are secured equally and ratably with the Term Loan, as is required by the Indenture, dated as of October 29, 2004, between the Company and Wells Fargo, as trustee.

ATI is a party to the following material pending legal proceedings.

In re ATI Technologies, Inc. Securities Litigation.

In August and September 2005, five class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against ATI and certain of its directors and officers on behalf of shareholders who purchased ATI common shares between October 7, 2004 and on or about June 23, 2005. The claims allege that ATI and certain of its directors and officers violated U.S. securities laws by failing to disclose material facts and making statements that contained misrepresentations about its business and future outlook. It is alleged that as a result of the failure to disclose material facts and the alleged misrepresentations, ATI’s common stock traded at artificially inflated prices until the stock price dropped on the news of ATI’s third quarter results in June 2005. The claims further allege that while in possession of material undisclosed information, certain of ATI’s directors and officers sold a portion of their common shares at inflated prices. On May 23, 2006, the Court dismissed one of the five actions because the plaintiff failed to serve the summons and complaint. The remaining four lawsuits were consolidated into a single action, and on September 8, 2006, the plaintiffs filed a consolidated amended complaint. The Company intends to defend itself vigorously.

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006 alleging claims that are substantially the same was transferred to the Northern District of California, and on July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006. The Company intends to defend itself vigorously.

The outcome of any litigation is uncertain and should any of these actions or proceedings against the Company or ATI be successful, the Company may be subject to significant damages awards which could have a material adverse effect on its financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectation, assumptions and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our market share, sales, level of international sales, gross margins, capital expenditure and operating expenses; our capacity expansion plans for Fab 36; the conversion of Fab 30 from a 200-millimeter manufacturing facility to a 300-millimeter facility; the addition of a new facility that would support bump and test activities; the adequacy of resources to fund operations and capital expenditures; the timing of shipping products manufactured on 65-nanometer technology; the impact of our acquisition of ATI Technologies Inc. (ATI) on us; our exposure to interest rate risk; and our tax rate. The material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share across various customers and product segments; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to expand our capacity and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; and (7) our ability to make additional investment in research and development and that such opportunities will be available. The material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing programs, product bundling, new product introductions or other activities may negatively impact sales; (2) that we may not realize all of the anticipated benefits of our recent acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (3) that we may require additional capital and may not be able to raise sufficient capital, on favorable terms or at all, particularly in light of the requirement that we prepay our new credit facility with Morgan Stanley from 100 percent of the net cash proceeds from any debt incurred by us or a restricted subsidiary, 50 percent of net cash proceeds from the issuance of any capital stock by us and 50 percent of any excess cash; (4) that we may experience unexpected variations in market growth and demand for our products and technologies in the mixes available at any particular time or even a decline therein; (5) that we may not be able to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (6)that we may be unable to develop, launch and ramp new products and technologies in the volumes and mix required by the market either in our own facilities or at foundries, at mature yields and on a timely basis; (7) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (8) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; and (9) that any political or economic instability internationally could affect our sales or production.

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

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Sempron, AMD Turion, Geode, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Spansion, MirrorBit and ORNAND are trademarks of Spansion. Microsoft and Windows are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

Overview

We design, manufacture and market microprocessor solutions for the computing, communications and consumer electronics markets. These solutions include embedded microprocessors for personal connectivity devices and other consumer markets. Prior to the closing of the initial public offering, or IPO, of Spansion Inc. on December 21, 2005, we also manufactured and sold Flash memory devices through our formerly consolidated, majority owned subsidiary, Spansion LLC. As a result of the Spansion IPO, the third quarter and first nine months of 2006 do not include the results of operations of what was formerly called our Memory Products segment. On October 24, 2006, we completed our acquisition (Acquisition) of ATI Technologies Inc. (ATI) pursuant to an Acquisition Agreement, dated as of July 23, 2006, by and among AMD, 1252986 Alberta ULC, and ATI, whereby ATI became our indirect, wholly owned subsidiary. As a result of the Acquisition, we began to supply graphics and multimedia processors and technologies for desktop and mobile PCs and consumer electronic devices such as mobile phones, digital televisions or, DTVs, and game consoles. Our graphics business includes discrete graphics processing units, or GPUs, which are stand-alone semiconductor chips that increase the speed and complexity of images that can be displayed on a graphical interface and improve image resolution and color definition, integrated chipsets where graphics capability is integrated into the motherboard chipset, and consumer electronics products.

Sales during the third quarter were driven by increased customer demand for our server, mobile and desktop processors. This strong demand contributed to an 18 percent increase in total microprocessor unit shipments compared to the second quarter and a 34 percent increase compared to the third quarter of 2005. Customer demand was particularly strong with respect to our AMD Turion mobile processors, and we believe that we gained market share in the mobile category. Although overall unit shipments increased during the third quarter of 2006, average selling prices decreased by seven percent compared to the second quarter of 2006, and they were relatively flat compared to the third quarter of 2005. Lower average selling prices for desktop processors contributed to a decline in the third quarter gross margin, which decreased to 51 percent from 57 percent in the second quarter of 2006. In addition, greater than expected demand for mobile processors and our transition to new products contributed to higher costs which also had a negative impact on gross margin. Third quarter gross margin was also negatively impacted by the mix of products shipped during the quarter.

During the third quarter of 2006, we continued to ramp production at Fab 36 and Chartered Semiconductor. We began the transition to 65-nanometer at Fab 36 and plan to begin shipping for revenue products manufactured using 65-nanometer technology in the fourth quarter of 2006.

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

Recent Developments

On October 13, 2006, our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, borrowed $645 million in U.S. dollars under its existing EUR 700 million Term Loan Facility Agreement (Term Loan) with a consortium of banks led by Dresdner Bank AG. The rate of interest on this loan for the selected interest period is 7.1259 percent.

On October 24, 2006, we completed our acquisition of ATI. The total aggregate consideration for the Acquisition consisted of approximately $4.3 billion in cash and 57,946,017 shares of AMD common stock. In addition, as part of the consideration for the Acquisition, we issued options to purchase 17,091,500 shares of our common stock and 2,231,026 restricted stock units. To finance a portion of the Acquisition, on October 24, 2006, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (Credit Agreement), pursuant to which we borrowed an aggregate amount of $2.5 billion (Term Loan). We financed the remaining portion of the cash consideration with approximately $1.8 billion of existing cash, cash equivalents and marketable securities.

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

Management believes there have been no significant changes during the nine months ended October 1, 2006 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 25, 2005.

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

As a result of the completion of Spansion’s IPO on December 21, 2005, our results of operations include Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of our financial results. Instead, we apply the equity method of accounting to reflect our proportionate share of Spansion’s net income (loss) from December 21, 2005. Accordingly, as of December 21, 2005 we no longer have the Memory Products segment and our operating results for the quarter and nine months ended October 1, 2006 are not fully comparable with our results for the quarter and nine months ended September 25, 2005.

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

Since December 25, 2005, we have two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, we referred to as our Personal Connectivity Solutions segment. In addition to our two reportable segments, we have an All Other category. This category includes our Personal Internet Communicator (PIC) operating segment, which the CODM began to review separately starting in the third quarter of 2005, as well as certain operating expenses and credits that are not allocated to our reportable segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of our reportable segments. PIC is not a reportable segment because it does not meet the threshold criteria for a reportable segment as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Revenue from sales of PIC products has not been material and in the third quarter of 2006, we decided to stop manufacturing PIC products.

Also as a result of Spansion’s IPO and the deconsolidation of Spansion’s operating results effective December 21, 2005, we allocated profit sharing and bonus expenses to the specific operating segments that earned them. These expenses are no longer included in the All Other category and prior period segment information has been reclassified to conform to current period’s presentation.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended October 1, 2006, July 2, 2006 and September 25, 2005 included 13, 14 and 13 weeks, and the nine months ended October 1, 2006 and September 25, 2005 included 40 and 39 weeks.

The following is a summary of our net sales and operating income (loss) by segment and category for the periods presented below:

	Quarters Ended			Nine Months Ended
	October 1, 2006	July 2, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In millions)
Net sales
Computation Products	$1,290	$1,172	$970	$3,761	$2,486
Embedded Products	38	44	35	119	95
All Other	—	—	2	(4)	3
Memory Products	—	—	516	—	1,425

Total Net Sales	$1,328	$1,216	$1,523	$3,876	$4,009

Operating Income (Loss)
Computation Products	$133	$113	$150	$531	$331
Embedded Products	(1)	(6)	(14)	(18)	(40)
All Other	(13)	(5)	(7)	(33)	(16)
Memory Products	—	—	(50)	—	(249)

Total Operating Income	$119	$102	$79	$480	$26

Computation Products

Computation Products net sales of $1.3 billion in the third quarter of 2006 increased 33 percent compared to net sales of $970 million in the third quarter of 2005 primarily as a result of a 34 percent increase in unit shipments. The increase in unit shipments was driven by strong demand for processors in each of the desktop, server and mobile categories. Average selling prices were relatively flat in the third quarter of 2006 as compared to the third quarter of 2005.

Computation Products net sales of $1.3 billion in the third quarter of 2006 increased ten percent compared to net sales of $1.2 billion in the second quarter of 2006 primarily as a result of an 18 percent increase in unit shipments, offset by a seven percent decrease in average selling prices. Unit shipments increased primarily due to increased customer demand for our microprocessors in each of the desktop, server and mobile categories, and especially for our AMD Turion mobile processors. Average selling prices decreased primarily due to a decrease in the average selling prices for desktop processors due to challenging market conditions, including discounted pricing from competitors.

Computation Products net sales of $3.8 billion in the first nine months of 2006 increased 51 percent compared to net sales of $2.5 billion in the first nine months of 2005 as a result of a 40 percent increase in unit shipments and an eight percent increase in average selling prices. Unit shipments increased due to increased demand for processors in each of the desktop, server and mobile categories.

Computation Products operating income of $133 million in the third quarter of 2006 decreased $17 million compared to $150 million in the third quarter of 2005. The decrease in operating income was primarily related to an increase in marketing, general and administrative expenses of $72 million and an increase in research and development expenses of $70 million in the third quarter of 2006 as compared to the third quarter of 2005. These increases in expenses were partially offset by an increase in gross margin of $125 million as a result of increased sales. The operating expenses increased for the reasons set forth below under “Expenses.”

Computation Products operating income of $133 million in the third quarter of 2006 increased $20 million from $113 million in the second quarter of 2006. This increase in operating income was due to a decrease in marketing, general and administrative expenses of $22 million and an increase in gross margin of $6 million, partially offset by an increase in research and development expenses of $9 million. Operating expenses decreased for the reasons set forth below under “Expenses.”

Computation Products operating income of $531 million in the first nine months of 2006 increased by $200 million compared to operating income of $331 million in the first nine months of 2005. This increase was primarily due to an increase in gross margin of $721 million due to a 51 percent increase in net sales, offset by an increase in marketing, general and administrative expenses of $297 million and an increase in research and development expenses of $224 million. Operating expenses decreased for the reasons set forth below under “Expenses.”

Embedded Products

Embedded Products net sales of $38 million in the third quarter of 2006 increased nine percent compared to $35 million in the third quarter of 2005, primarily as a result of a four percent increase in unit shipments and a five percent increase in average selling prices. The increase in sales was primarily related to AMD Geode products. Embedded Products net sales of $38 million in the third quarter of 2006 decreased 14 percent compared to net sales of $44 million in the second quarter of 2006, primarily as a result of a 22 percent decrease in unit shipments, partially offset by a seven percent increase in average selling prices. Embedded Products net sales of $119 million in the first nine months of 2006 increased 25 percent compared to net sales of $95 million in the first nine months of 2005, primarily as a result of a six percent increase in unit shipments and a 19 percent increase in average selling prices.

Embedded Products operating loss of $1 million in the third quarter of 2006 improved $13 million compared to an operating loss of $14 million in the third quarter of 2005 primarily due to a decrease in research and development expenses of $9 million and an increase in gross margin of $7 million due to increased net sales, partially offset by an increase in marketing, general and administrative expenses of $3 million.

Embedded products operating loss of $1 million in the third quarter of 2006 improved by $5 million compared to an operating loss of $6 million in the second quarter of 2006 primarily due to a decrease in research and development expenses of $9 million partially offset by a decrease in gross margin of $5 million primarily due to decreased net sales.

Embedded Products operating loss of $18 million in the first nine months of 2006 improved $22 million compared to an operating loss of $40 million in the first nine months of 2005 primarily due to an increase in gross margin of $18 million. The gross margin increase was primarily due to increased net sales.

All Other Category

All Other net sales in the second and third quarter of 2006 were not material because we did not generate significant sales from PIC products. All Other net sales in the first nine months of 2006 decreased by $7 million from the first nine months of 2005, primarily because in the first nine months of 2006, we did not generate any significant sales from PIC products and had returns of previously sold PIC products.

All Other operating loss was $13 million in the third quarter of 2006. All Other operating loss was $32 million in the first nine months of 2006 and increased by $16 million compared to an operating loss of $16 million in the first nine months of 2005. This increase was primarily due to a write-off related to PIC inventory and returns of previously sold PIC products in the first quarter of 2006, and a $10 million write-off of prepaid assets related to PIC products in the third quarter of 2006 due to our decision to no longer manufacture PIC products.

Memory Products Group

As a result of Spansion’s IPO, we no longer sell any memory products, and we do not have a Memory Products segment.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarters Ended			Nine Months Ended
	October 1, 2006	July 2, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In millions except for percentages)
Cost of sales	$645	$526	$896	$1,725	$2,470
Gross margin	682	690	626	2,151	1,539
Gross margin percentage	51%	57%	41%	56%	38%
Gross margin percentage excluding Memory Products	51%	57%	55%	56%	56%
Research and development	$277	$279	$289	$820	$815
Marketing, general and administrative	286	310	259	851	699
Interest income	31	35	10	95	24
Interest expense	(18)	(18)	(31)	(59)	(81)
Other income (expense), net	(2)	7	(3)	(14)	(10)
Income tax provision (benefit)	(21)	18	(1)	33	(5)

Gross Margin

Gross margin of 51 percent in the third quarter of 2006 increased from 41 percent in the third quarter of 2005 partially due to the fact that during the third quarter of 2006, we did not consolidate Spansion’s results of operations. Gross margin of 51 percent in the third quarter of 2006 decreased as compared to gross margin, excluding the Memory Products segment, of 55 percent in the third quarter of 2005. This decrease was primarily due to increased manufacturing costs caused by a shift in our product mix to higher-end microprocessor products, and the fact that during the third quarter of 2006, we recognized depreciation expense on Fab 36-related production assets to cost of sales. The increase in manufacturing costs was partially offset by the credit to cost of sales from amortization of grants and allowances that we received from the State of Saxony and the Federal Republic of Germany described below.

Gross margin of 51 percent in the third quarter of 2006 decreased as compared to 57 percent in the second quarter of 2006 primarily due to lower average selling prices for our desktop processors, which contributed to lower overall average selling prices. In addition, the demand for our mobile processors was stronger than anticipated in the third quarter, which resulted in increased costs as we adjusted the supply chain to meet this demand in addition to supporting a transition to new products. Gross margin was also negatively impacted by the mix of products shipped in the third quarter of 2006.

Gross margin increased to 56 percent in the first nine months of 2006 compared to 38 percent in the first nine months of 2005 due to the fact that during the first nine months of 2006, we did not consolidate Spansion’s results of operations with ours. Gross margin of 56 percent for the first nine months of 2006 was flat as compared to gross margin, excluding the Memory Products segment, for the first nine months of 2005. Gross margin for the first nine months of 2006 was primarily impacted by an increase of eight percent in average selling prices of our microprocessor products, offset by increased manufacturing costs caused by a shift in our product mix to higher-end microprocessor products and the fact that in the first quarter of 2006, we began recognizing depreciation expense on Fab 36-related production assets to cost of sales. The increase in manufacturing costs was partially offset by the credit to cost of sales from amortization of grants and allowances that we received from the State of Saxony and the Federal Republic of Germany described below.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $30 million in the third quarter of 2006, $28 million in the second quarter of 2006 and $18 million in the third quarter of 2005. The credit to cost of sales totaled $84 million in the first nine months of 2006 and $54 million in the first nine months of 2005. The fluctuations on the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $277 million in the third quarter of 2006 decreased four percent from $289 million in the third quarter of 2005 partially due to the fact that during the third quarter of 2006, we did not consolidate Spansion’s results of operations into ours. In the third quarter of 2005, Spansion’s research and development expenses were $73 million. This decrease was offset by an increase in research and development expenses attributable to our Computation Products segment.

Research and development expenses attributable to our Computation Products segment in the third quarter of 2006 increased $70 million, or 35 percent, compared to the third quarter of 2005 primarily as a result of an increase in product design costs for the next generation of our microprocessor products and a $12 million increase in stock-based compensation and profit sharing expenses.

Research and development expenses of $277 million in the third quarter of 2006 were relatively flat compared to $279 million in the second quarter of 2006. Although research and development expenses in the third quarter of 2006 increased as a result of an increase in product design costs for our microprocessor products, the increase was offset by an extra week of operations in the second quarter of 2006 compared to the third quarter of 2006.

Research and development expenses of $820 million in the first nine months of 2006 increased $5 million as compared to $815 million in the first nine months of 2005. Although during the first nine months of 2006, we did not consolidate Spansion’s results of operations into ours, these expenses increased due to higher research and development expenses for our Computation Products segment. In the first nine months of 2005, Spansion’s research and development expenses were $217 million.

Research and development expenses attributable to our Computation Products segment in the first nine months of 2006 increased $224 million or 41 percent compared to the first nine months of 2005 primarily due to an increase in product design costs for our microprocessor products, and a $42 million increase in stock-based compensation, corporate bonus and profit sharing expenses.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $11 million in the third quarter of 2006, $8 million in the second quarter of 2006 and $11 million in the third quarter of 2005. The credit to research and development expenses totaled $25 million in the first nine months of 2006 and $33 million in the first nine months of 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $286 million in the third quarter of 2006 increased ten percent from $259 million in the third quarter of 2005 due to an increase in marketing, general and administrative expenses attributable to our Computation Products segment. Marketing, general and administrative expenses in the third quarter of 2006 increased despite the fact that during the third quarter of 2006 we did not consolidate Spansion’s results of operations into ours. In the third quarter of 2005, Spansion’s marketing, general and administrative expenses were $45 million.

Marketing, general and administrative expenses attributable to the Computation Products segment in the third quarter of 2006 increased 35 percent compared to the third quarter of 2005 primarily as a result of an increase of $36 million in sponsorships and marketing activities such as corporate branding initiatives, marketing campaigns focused on increasing awareness of our products within the enterprise and an increase of $20 million in marketing and cooperative advertising costs.

Marketing, general and administrative expenses of $286 million in the third quarter of 2006 decreased $24 million from $310 million in the second quarter of 2006 primarily as a result of an extra week of operations in the second quarter of 2006 and a decrease of $27 million in marketing, branding and cooperative advertising costs, partially offset by a $7 million increase in corporate bonus expenses.

Marketing, general and administrative expenses of $851 million for the first nine months of 2006 increased 22 percent from $699 million in the first nine months of 2005 due to an increase in marketing, general and administrative expenses attributable to our Computation Products segment. Marketing, general and administrative expenses in the first nine months of 2006 increased despite the fact that during the first nine months of 2006 we did not consolidate Spansion’s results of operations into ours. In the first nine months of 2005, Spansion’s marketing, general and administration expenses were $140 million.

Marketing, general and administrative expenses attributable to the Computation Products segment in the first nine months of 2006 increased $297 million compared to the first nine months of 2005 primarily as a result of an increase of $202 million in marketing, branding, and cooperative advertising costs, an increase of $42 million in employee labor costs and travel and an increase of $37 million in profit sharing and stock-based compensation awards.

Interest Income

Interest income of $31 million in the third quarter of 2006 increased from $10 million in the third quarter of 2005, primarily due to a combination of higher average interest rates and an increase in average cash and marketable securities in the third quarter of 2006 compared to the third quarter of 2005.

Interest income of $31 million in the third quarter of 2006 decreased from $35 million in the second quarter of 2006, primarily due to there being an additional week in the second quarter of 2006 compared to the third quarter of 2006.

Interest income of $95 million in the first nine months of 2006 increased from $24 million in the first nine months of 2005, primarily due to a combination of higher average interest rates and an increase in average cash and marketable securities in the first nine months of 2006 as compared to the first nine months of 2005.

Interest Expense

Interest expense of $18 million in the third quarter of 2006 decreased from $31 million in the third quarter of 2005 primarily for the following reasons:

•	During the third quarter of 2006, we did not consolidate Spansion’s results of operations, and, therefore interest expense on Spansion’s third party debt, which was $6 million in the third quarter of 2005, was not included in the third quarter of 2006;

•	Interest expense in the third quarter of 2005 included $6 million related to our 4.75% Convertible Senior Debentures due 2022, which were no longer outstanding during the third quarter of 2006 because holders converted them into shares of our common stock during the first quarter of 2006;

•	Interest expense incurred on our 7.75% Senior Notes due 2012 decreased by $4 million because we redeemed $210 million of the aggregate principal amount outstanding during the first quarter of 2006; and

•	Interest expense in the third quarter of 2005 included $2 million related to our 4.5% Convertible Senior Notes due 2007. However, the 4.5% Convertible Senior Notes were not outstanding during the third quarter of 2006 because the holders of these notes elected to convert them into shares of our common stock during the fourth quarter of 2005.

The impact of these factors was offset by a decrease of seven million in capitalized interest expense related to Fab 36 in the third quarter of 2006 compared to the third quarter of 2005.

Interest expense of $18 million in the third quarter of 2006 was flat compared to the second quarter of 2006.

Interest expense of $59 million for the first nine months of 2006 decreased from $81 million for the first nine months of 2005 primarily for the following reasons:

•	During the first nine months of 2006, we did not consolidate Spansion’s results of operations, and, therefore interest expense on Spansion’s third party debt, which was $17 million for the first nine months of 2005, was not included in the first nine months of 2006;

•	Interest expense incurred on our 4.75% Debentures decreased by $15 million because holders of the 4.75% Debentures converted their debentures into shares of our common stock during the first quarter of 2006 whereas during the first nine months of 2005, $500 million of the aggregate principal amount of our 4.75% Debentures was outstanding; and

•	Interest expense incurred on our 7.75% Notes decreased by $9 million because we redeemed $210 million of the aggregate principal amount outstanding during the first quarter of 2006.

These factors were offset by a decrease of $17 million in capitalized interest expense related to Fab 36 in the first nine months of 2006 compared to the first nine months of 2005.

Other Income (Expense), Net

Other income (expense), net of $2 million expense in the third quarter of 2006 consisted primarily of quarterly commitment fees related to the Fab 36 Term Loan.

Other income (expense), net of $3 million expense in the third quarter of 2005 consisted primarily of quarterly commitment fees related to the Fab 36 Term Loan.

Other income (expense), net of $7 million income in the second quarter of 2006 consisted primarily of a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016 offset by finance charges of $3 million related to the Fab 36 Term Loan.

Other income (expense), net of $14 million expense in the first nine months of 2006 consisted primarily of a charge of $16 million related to a redemption premium and a charge of $4 million related to unamortized issuance costs, incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes, and $10 million of finance charges related to the Fab 36 Term Loan, partially offset by a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016. Other income (expense), net of $10 million expense in the first nine months of 2005 consisted primarily of quarterly commitment fees related to the Fab 36 Term Loan.

Income Taxes

We recorded an income tax benefit of $20.8 million at an effective tax benefit rate of -16.8 percent of pre-tax income in the third quarter of 2006, an income tax provision of $18.3 million or 15.3 percent of pre-tax income in the second quarter of 2006, and an income tax benefit of $.6 million, or -1.0 percent of pre-tax income in the third quarter of 2005. For the first nine months of 2006, we recorded an income tax provision of $32.7 million or 6.8 percent of pre-tax income. For the first nine months of 2005, we recorded an income tax benefit of $5.4 million or -8.4 percent of pre-tax income.

The income tax provisions recorded in the third quarter and first nine months of 2006 were for taxes on income generated in both the U.S. and foreign jurisdictions. The effective tax rate for the first nine months of 2006 was lower than the expected U.S. statutory rate because we are utilizing available net operating losses and federal tax credits to reduce the annual U.S. income tax provision. The amount of credits used to reduce the annual U.S. provision estimate is less than the total federal tax credits available on our U.S. income tax returns. The residual credits not used to reduce the annual U.S. income tax provision estimate were not utilized in prior years because of deductions under our stock option plans and, therefore, the benefit of these deductions will increase capital in excess of par value when realized. Realization of the benefits associated with these equity related deductions is dependent upon generating sufficient future taxable income.

The income tax benefits recorded in the third quarter and nine months of 2005 primarily reflect foreign tax benefits on losses in certain foreign jurisdictions. These income tax benefits differed from tax provisions at the expected U.S. statutory tax rate primarily as a result of the tax benefit of foreign losses associated with Spansion Japan off-setting foreign income taxes in other jurisdictions and the use of the U.S. valuation allowance to reduce the projected U.S. income tax provision.

As of October 1, 2006 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at October 1, 2006, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation Expense

On December 26, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan, based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases under our Employee Stock Purchase Plan under SFAS 123R for the quarter and nine months ended October 1, 2006, which we allocated in our condensed consolidated results of operations as follows:

Stock-based compensation included as a component of:

	Quarter Ended October 1, 2006	Nine Months Ended October 1, 2006
	(In thousands)	(In thousands)
Cost of sales	$1,932	$5,921
Research and development	6,110	17,038
Marketing, general, and administrative	8,468	26,650

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	16,510	49,609
Tax benefit	(4,890)	(14,822)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$11,620	$34,787

We recognized minimal stock-based compensation expense for the quarter and nine months ended September 25, 2005.

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

International Sales

International sales as a percentage of worldwide net sales were 71 percent in the third quarter of 2006, 78 percent in the third quarter of 2005 and 70 percent in the second quarter of 2006. Starting from the first quarter of 2006, none of our net sales were denominated in currencies other than the U.S. dollar because we no longer consolidate Spansion’s net sales. In the third quarter of 2005, 15 percent of our net sales were denominated in the Japanese yen, which consisted primarily of sales by Spansion to Fujitsu. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future particularly in light of the ATI acquisition.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at October 1, 2006 totaled $2.4 billion, an increase of $562 million from December 25, 2005. The increase was primarily due to $1 billion of net cash generated from operations, net proceeds of $495 million from the sale of 14,096,000 shares of our common stock in January 2006 pursuant to an equity offering, $202 million in proceeds from foreign grants and subsidies and $213 million in proceeds from the sale of stock and exercise of options under our stock-based compensation plans. During the first nine months of 2006, we used $1.2 billion to purchase property, plant and equipment particularly for Fab 36, and $231 million in the first quarter of 2006 to redeem 35 percent of the aggregate principal amount of the outstanding 7.75% Notes, including a redemption premium of $16 million and accrued interest.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2006 was approximately $1 billion. Net income of $408 million was adjusted for non-cash charges consisting primarily of $566 million of depreciation and amortization expense, equity loss in our investment in Spansion Inc. of $41 million and stock-based compensation expense of $50 million. These charges were offset by amortization of foreign grants and subsidies of $110 million. The net changes in operating assets at October 1, 2006, compared to December 25, 2005 included a decrease in accounts receivable of $119 million and a decrease in payables to related parties of $194 million, primarily related to the fact that we no longer ship products and invoice customers on behalf of Spansion. Prior to the second quarter of 2006, we shipped products to and invoiced Spansion’s customers in our name on behalf of Spansion. The increase in other assets was primarily due to purchases of new technology licenses. The increase in accounts payable and accrued liabilities was primarily related to purchases of equipment for Fab 36 and greater purchases of raw materials due to increased operations in the Computation Products segment.

Net cash provided by operating activities in the first nine months of 2005 was $946 million. Our net income for the period was adjusted for non-cash charges, which were primarily depreciation and amortization. Accounts receivable increased in the first nine months of 2005 primarily due to the increase in net sales of microprocessors. Accounts payable and accrued liabilities increased in the first nine months of 2005 primarily due to purchases of equipment for Fab 36 and greater purchases of raw materials.

Net Cash Used in Investing Activities

Net cash used in investing activities was $958 million in the first nine months of 2006. $1.2 billion of cash was used primarily to purchase property, plant and equipment. This amount was partially offset by a net cash inflow of $30 million from purchases and maturities of available for sale securities and by proceeds of $175 million from Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes.

Net cash used in investing activities was $1.4 billion in the first nine months of 2005. Cash was used primarily to purchase short-term investments and property, plant and equipment, including $665 million for completing the construction and continuing with the facilitization of Fab 36.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $694 million in the first nine months of 2006. This amount included $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $213 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options and $202 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project. These amounts were partially offset by $213 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes. During the first nine months of 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

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

Liquidity

We believe that cash flows from operations and current cash, cash equivalents and marketable securities, together with available external financing, will be sufficient to fund our operations and capital investments in the short term and long term, including the approximately $2.0 billion in capital expenditures that we plan to incur for increasing the capacity of Fab 36 from 2006 through 2008, $2.5 billion from 2006 through 2008 for the planned conversion of Fab 30 from a 200-millimeter wafer manufacturing facility to a 300-millimeter facility and the addition of a new facility to support bump and test activities. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing.

However, under the terms of the Credit Agreement with Morgan Stanley, we must prepay the Term Loan with: (i) 100% of the net cash proceeds from any debt incurred by us or a restricted subsidiary; (ii) 50% of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100% of extraordinary receipts (as defined in the Credit Agreement) in excess of $30 million; (iv) 100% of net cash proceeds from asset sales in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50% of excess cash flow, if any (as defined in the Credit Agreement); and (vi) 100% of net cash proceeds from sale of capital stock of Spansion Inc. Despite these mandatory prepayment obligations, we believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

Contractual Cash Obligations and Guarantees

The following table summarizes our principal contractual cash obligations at October 1, 2006, and is supplemented by the discussion following the table.

Principal contractual cash obligations as of October 1, 2006 were:

	Total	Remaining Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and beyond
	(In thousands)
7.75% Senior Notes	$390,000	$—	$—	$—	$—	$—	$390,000
Repurchase Obligations to Fab 36 Partners (1)	162,394	40,598	40,598	40,599	40,599	—	—
Capital Lease Obligations	136,913	825	4,492	5,680	6,190	7,045	112,681
Other Long-term Liabilities	123,224	—	8,671	82,734	15,908	15,097	814
Aggregate Interest Obligation (2)	401,044	20,482	79,661	63,405	54,536	45,379	137,581
Operating Leases (3)	291,275	14,719	54,124	35,406	26,136	22,927	137,963
Unconditional Purchase Commitments (3)	1,239,153	261,721	336,373	205,965	64,901	59,706	310,487

Total principal contractual cash obligations	$2,744,003	$338,345	$523,919	$433,789	$208,270	$150,154	$1,089,526

(1)	This amount represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.
(2)	This amount represents estimated aggregate interest obligations for our debt and capital lease obligations, including the guaranteed rate of return on our repurchase of the unaffiliated limited partners’ silent partnership contributions, based on our assumptions regarding wafer output.
(3)	We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitment in the table above. Also, purchase orders for good and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

The table above does not include debt obligations outstanding under the Morgan Stanley Credit Agreement or the Fab 36 Term Loan which were incurred subsequent to the end of the third quarter of 2006. The principal amount of these debt obligations was approximately $3.1 billion. In addition, the table does not include commitments for certain energy contracts that were executed subsequent to the end of the third quarter of 2006. Non-cancelable payments due under these contracts total approximately $249 million.

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

In connection with our Credit Agreement with Morgan Stanley, as of October 24, 2006, holders of the remaining $390 million outstanding under the 7.75% Senior Notes received an equal and ratable security interest in, among other things, and subject to certain exceptions, our: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account (as defined in the Credit Agreement), if and when it is created; (iv) certain of our and our subsidiaries’ respective equity interests in certain affiliates; and (v) certain inter-company indebtedness. See “Other Financial Matters,” below, for more information.

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

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries, from:

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

To date, we have provided the majority of financing for the Fab 36 project. In addition, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH & Co. KG, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also receive grants and allowances for the Fab 36 project and anticipate receiving an aggregate amount of up to approximately $689 million in grants and allowances from federal and state German authorities for the Fab 36 project. We expect that capital expenditures for Fab 36 from 2006 through 2008 will be approximately $2.0 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•	equity contributions from us of $742 million under the partnership agreements, revolving loans from us of up to approximately $952 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated limited partners;

•	investments of approximately $406 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $888 million from a consortium of banks;

•	up to approximately $689 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $364 million has been received as of October 1, 2006; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of October 1, 2006, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and $418 million principal amount of intercompany revolving loans were outstanding. These amounts have been eliminated in our condensed consolidated financial statements.

On October 13, 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan described below. The rate of interest on each loan for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus EURIBOR plus minimum reserve cost if any. AMD Fab 36 KG selected an initial interest period of three months. The rate of interest on this loan for the selected interest period is 7.1259 percent. This loan is repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

AMD Fab 36 KG Partnership Agreements

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $742 million, Leipziger Messe agreed to provide an aggregate of $254 million and Fab 36 Beteiligungs agreed to provide an aggregate of $152 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. As of October 1, 2006, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $63 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.4 million to Leipziger Messe and a premium of $2.7 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $101 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $76 million in annual 20 percent installments commencing in October 2005. In October 2006, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased the second installment of $15 million of Fab 36 Beteiligungs’ silent partnership contributions.

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

As of October 1 2006, AMD Fab 36 KG had received $178 million of silent partnership contributions and $228 million of limited partnership contributions, which includes a New Silent Partnership Amount of $63 million, from the unaffiliated limited partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying condensed consolidated balance sheet.

AMD Fab 36 KG Term Loan Facility

Also on April 21, 2004, AMD Fab 36 KG entered into a EUR 700 million term loan facility agreement (Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) with a consortium of banks led by Dresdner Bank AG, a German financial institution, to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $888 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. Pursuant to a Guarantee Agreement, we guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities. Pursuant to the terms of the guarantee, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our and our subsidiaries’ unsecured cash, cash equivalents and marketable securities, less the amount outstanding under any third-party revolving credit facility or term loan agreement with an original maturity date for amounts borrowed of up to one year (consolidated cash), declines below the following amounts:

Amount (in thousands)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$ 500,000	B1 or lower	And	B+ or lower
425,000	Ba3	And	BB-
400,000	Ba2	And	BB
350,000	Ba1	And	BB+
300,000	Baa3 or better	And	BBB-or better

As of October 1, 2006, consolidated cash was greater than $500 million, and therefore, we were not required to comply with the EBITDA or adjusted tangible net worth covenants.

On October 13, 2006, AMD Fab 36 KG executed an Amendment Agreement dated as of October 10, 2006 which amended the terms of the Fab 36 Term Loan and certain related agreements, including the Guarantee Agreement. Under the terms of the Amendment Agreement, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as our consolidated cash is at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below $1 billion or if our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to five percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (a) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (b) the U.S. dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and outstanding loans denominated in euros under the Fab 36 Term Loan).

The Amendment Agreement also amends certain covenants applicable to AMD Fab 36 KG. For example, for as long as our consolidated cash is at least $1 billion and our credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, AMD Fab 36 KG is no longer required to maintain minimum cash balances, and the only financial covenant that AMD Fab 36 KG is now required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value as at the end of any relevant period specified in Column A below cannot exceed the percentage set out opposite such relevant period in Column B below:

Column A	Column B
(Relevant Period)	(Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50%
up to and including 31 December 2009	45%
thereafter	40%

As of October 13, 2006, AMD Fab 36 KG was in compliance with this covenant.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $689 million, depending on the level of capital investments by AMD Fab 36 KG.

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

As of October 1, 2006, AMD Fab 36 KG had received cash allowances of $157 million for capital investments made in 2003, 2004 and 2005 as well as cash grants of $207 million for capital investments made in 2003, 2004 and 2005 and a prepayment for capital investments planned through 2007.

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

Under the Fab 36 Loan Agreements, AMD Fab 36 KG, AMD Fab 36 Holding and AMD Fab 36 Admin are generally prevented from paying dividends or making other payments to us. In addition, AMD Fab 36 KG would be in default under the Fab 36 Loan Agreements if we or any of the AMD companies fail to comply with certain obligations thereunder or upon the occurrence of certain events and if, after the occurrence of the event, the lenders determine that their legal or risk position is adversely affected. Circumstances that could result in a default include:

•	our failure to provide loans to AMD Fab 36 KG as required under the Fab 36 Loan Agreements;

•	failure to pay any amount due under the Fab 36 Loan Agreements within five days of the due date;

•	occurrence of any event which the lenders reasonably believe has had or is likely to have a material adverse effect on the business, assets or condition of AMD Fab 36 KG or AMD or their ability to perform under the Fab 36 Loan Agreements;

•	filings or proceedings in bankruptcy or insolvency with respect to us, AMD Fab 36 KG or any limited partner;

•	occurrence of a change in control (as defined in the Fab 36 Loan Agreements) of AMD;

•	AMD Fab 36 KG’s noncompliance with certain affirmative and negative covenants, including restrictions on payment of profits, dividends or other distributions except in limited circumstances and restrictions on incurring additional indebtedness, disposing of assets and repaying subordinated debt; and

•	AMD Fab 36 KG’s noncompliance with the loan to fixed asset value ratio.

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Loan Agreements. In addition, the occurrence of a default under these agreements could result in a cross-default under the indenture governing our 7.75% Notes and under the Morgan Stanley Credit Agreement. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

Generally, the amounts under the Fab 36 Loan Agreements and the partnership agreements are denominated in euros. However, we report these amounts in U.S. dollars, which are subject to change based on applicable exchange rates. We used the exchange rate at October 1, 2006, of 0.788 euro to one U.S. dollar, to translate the amounts denominated in euros into U.S. dollars. However, with respect to amounts of equity contributions, investment grants, allowances and subsidies received by AMD Fab 36 KG through October 1, 2006, we used the historical exchange rates that were in effect at the time AMD Fab 36 KG received these amounts to convert amounts denominated in euros into U.S. dollars.

Capital Lease Obligations

As of October 1, 2006, we had aggregate outstanding capital lease obligations of $136 million. These capital lease obligations primarily represent obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing needs. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS 13, Accounting for Leases. These capital lease obligations are payable in monthly installments through 2020.

Other Long-Term Liabilities

One component of Other Long-Term Liabilities that requires us to make cash payments is a net restructuring accrual of $52 million relating to the net future operating lease payments on certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011. We excluded these amounts in the operating lease total in the table above. In addition, Other Long-Term Liabilities also include $71 million related to certain technology licenses that will be paid through 2008. The other components of Other Long-Term Liabilities do not require us to make cash payments and primarily consist of $321 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $19 million deferred gain as a result of the sale leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of October 1, 2006, were $291 million.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of October 1, 2006, were $1.3 billion for periods through 2020. These purchase commitments included $698 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $171 million representing future payments to IBM pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table set forth in the Contractual Cash Obligations and Guarantees section only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through 2011 would be between $276 million and $306 million. In addition, unconditional purchase commitments include software maintenance agreements that require periodic payments through 2009 as well as non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

Guarantees

Guarantees of Indebtedness Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of October 1, 2006 related to underlying liabilities that are already recorded on our condensed consolidated balance sheet as of October 1, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on our condensed consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Cash Obligations and Guarantees,” above.

	Amounts Guaranteed	Remaining 2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
Repurchase Obligations to Fab 36 partners(1)	$162,394	$40,598	$40,598	$40,599	$40,599	$—	$—
Payment guarantees on behalf of consolidated subsidiaries(2)	$195,889	$39,646	$156,243	$—	$—	$—	$—

Total Guarantees	$358,283	$80,244	$196,841	$40,599	$40,599	$—	$—

(1)	This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $65 million.
(2)	This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by our consolidated subsidiary, AMD Fab 36 KG. We have guaranteed these payment obligations on behalf of our subsidiary. At October 1, 2006, approximately $196 million was outstanding under this guarantee and recorded as a payable on our condensed consolidated balance sheet. The obligation under the guarantee diminishes as the amounts are paid to the supplier.

Guarantees of Indebtedness Not Recorded on Our Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of October 1, 2006 related to underlying liabilities that are not recorded on our condensed consolidated balance sheet as of October 1, 2006 and their expected expiration dates by year.

	Amounts Guaranteed(1)	2006	2007	2008	2009	2010	2011 and Beyond
	(In thousands)
AMTC revolving loan guarantee	$40,598	$—	$40,598	$—	$—	$—	$—
AMTC rental guarantee (2)	103,950	—	—	—	—	—	103,950
Spansion capital lease guarantees (3)	4,029	1,123	2,906	—	—	—	—
Spansion operating lease guarantees (3)	3,587	512	2,050	1,025	—	—	—

Total guarantees	$152,164	$1,635	$45,554	$1,025	$—	$—	$103,950

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, we agreed to maintain our guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $152 million revolving credit facility and a $95 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of October 1, 2006, we guaranteed up to $41 million plus interest and expenses under the revolving loan, and up to $19 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $104 million. As of October 1, 2006, $76 million was drawn under the revolving credit facility, and $54 million was drawn under the term loan. We have not recorded any liability in our condensed consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Spansion Capital Lease Guarantee

We guaranteed certain capital leases entered into by Spansion and its subsidiaries totaling $4 million as of October 1, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

Spansion Operating Lease Guarantees

We guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $4 million as of October 1, 2006. The amounts guaranteed are reduced by the actual amount of lease payments made by Spansion over the terms of the leases.

We have not recognized any liability for these guarantees under the provisions of FIN 45 because we concluded that the fair values of the guarantees are not significant. In making this decision, we considered various factors including the recent IPO of Spansion, its credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Other Financial Matters

AMD/Spansion Service Agreements. We are party to various service agreements with Spansion. Under our IT Services Agreement and General Services Agreement, we provide, among other things, facilities, logistics, tax, finance and human resources services to Spansion. For services rendered, we are paid fees in an amount equal to cost plus five percent except for services procured by us from third parties, which are provided to Spansion at cost.

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

Morgan Stanley Credit Agreement. On October 24, 2006, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (Credit Agreement), pursuant to which we borrowed an aggregate amount of $2.5 billion (Term Loan) to finance a portion of the Acquisition and related fees and expenses.

Amounts borrowed under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement) plus a 1.25% margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the Credit Agreement) plus a 2.25% margin. Such margins will reduce by 0.25% when the outstanding aggregate principal amount of the Term Loan is less than $1.75 billion. As of October 24, 2006, the base rate was 8.25%, without the margin, and the Eurodollar Rate was 5.32%, without the margin. The Term Loan is repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $586 million. The initial interest rate, which is based on the Eurodollar Rate, is 7.57%.

We may prepay the Term Loan at any time without premium or penalty. In addition, we are required to prepay the Term Loan with: (i) 100% of the net cash proceeds from any debt incurred by us or a restricted subsidiary; (ii) 50% of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100% of extraordinary receipts (as defined in the Credit Agreement) in excess of $30 million; (iv) 100% of net cash proceeds from asset sales in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50% of excess cash flow, if any (as defined in the Credit Agreement); and (vi) 100% of net cash proceeds from sale of capital stock of Spansion Inc.

The Credit Agreement contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries (which at this time are all of our subsidiaries) from:

•	incurring additional indebtedness, except specified permitted debt;

•	creating or permitting certain liens;

•	consolidating, merging or selling assets as an entirety or substantially as an entirety unless specified conditions are met;

•	making other restricted payments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	making or committing to make any capital expenditures in the ordinary course of business exceeding a certain amount;

•	issuing or selling any shares of capital stock of our restricted subsidiaries;

•	entering into certain types of transactions with affiliates;

•	creating restrictions on the making of certain distributions by our restricted subsidiaries, such as dividends, loans or transfer of properties to us;

•	permitting domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the Term Loan; and

•	permitting our Consolidated Net Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 2.25 to 1.00.

Amounts outstanding under the Credit Agreement may become due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the Credit Agreement that have become due; breach of any representation or warranty, or certain covenants; any default in making any payment of principal or interest of any debt the outstanding amount of which exceeds $50 million or any default in the observance or performance of any other obligations under such debt; any default in the related security documents executed in connection with the Credit Agreement, or the security documents or any lien created by the security documents ceasing to be in full force or effect; filings or proceedings in bankruptcy; judgment or awards entered against us or any significant subsidiary involving aggregate liability of $50 million or more; or a change of control (as defined in the Credit Agreement).

In connection with the Credit Agreement we and our subsidiaries, AMD International Sales & Service, Ltd., AMD (U.S.) Holdings, Inc., AMD US Finance, Inc., ATI Research Silicon Valley Inc., ATI Research, Inc., and ATI Technologies Systems Corp. (collectively referred to as the Grantors) entered into a collateral agreement in favor of Wells Fargo, as Collateral Agent. Under the Collateral Agreement, each Grantor granted Wells Fargo a security interest in, among other things, and subject to certain exceptions, now owned and hereafter acquired: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account (as defined in the Credit Agreement), if and when it is created; (iv) certain of the Grantors’ respective equity interests in certain affiliates; and (v) all indebtedness for borrowed money owed to any Grantor by an affiliate.

In connection with the Credit Agreement and the Collateral Agreement, the Grantors and Wells Fargo, as Collateral Agent, entered into a collateral trust agreement (Collateral Trust Agreement) whereby Wells Fargo will hold in trust the pledged collateral under the Collateral Agreement. The Collateral Trust Agreement is the principal document by which our 7.75% Senior Notes due 2012 are secured equally and ratably with the Term Loan, as is required by the Indenture, dated as of October 29, 2004, between us and Wells Fargo, as trustee.

Acquisition of ATI Technologies. On October 24, 2006, we completed our Acquisition of ATI. The total aggregate consideration for the Acquisition consisted of approximately $4.3 billion in cash and 57,946,017 shares of AMD common stock. In addition, we issued options to purchase 17,091,500 shares of our common stock and 2,231,026 restricted stock units in exchange for outstanding ATI stock options and restricted stock units. The source of funds for the cash portion of the Acquisition included $1.8 billion of existing cash, cash equivalents and marketable securities, and $2.5 billion borrowed under the Credit Agreement described above.

The acquisition of ATI was subject to review under the Investment Canada Act. In order to demonstrate that the Acquisition will be a “net benefit” to Canada, as required under the Act, we made several commitments to the Minister of Industry with respect to our Canadian operations, including committing to increase the number of employees employed in Canada in research and development functions and to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in the prior years.

We are currently evaluating the impact of the Acquisition and the amount of acquisition-related charges. We anticipate that as a result of the Acquisition, corporate gross margins will decrease because, historically, ATI’s chipsets and discrete GPUs had lower gross margins than our microprocessor products. In addition, we anticipate that interest expense will increase as a result of the $2.5 billion outstanding under the Credit Agreement and the drawdown of $645 million under the Fab 36 Term Loan. We anticipate that amortization expense associated with ATI-related intangible assets will negatively impact our operating income.

Outlook

Our outlook disclosure is based on current expectations, contains forward-looking statements and excludes ATI operations and ATI acquisition-related charges. Reference should be made to “About Forward-Looking Statements” at the beginning of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Financial Condition” and “Risk Factors” sections in this report and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission reports and filings.

We expect demand for our products to be seasonally strong in the fourth quarter and for sales to increase sequentially. We expect operating expenses for the fourth quarter to increase approximately ten percent from the third quarter. Our 2006 annual effective tax rate is expected to be between five and ten percent.

Spansion’s results of operations will continue to impact our results of operations during the reminder of 2006. These results will be reflected in the “Equity in Income (Loss) of Spansion” line item on our condensed consolidated statement of operations, and will be based on our ownership interest of Spansion, which was approximately 38 percent as of October 1, 2006.

Recent Accounting Pronouncements

In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We are currently evaluating the accounting guidance and will adopt the consensus as required at the beginning of our fiscal year of 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the accounting and disclosure requirements of FIN 48 and expect to adopt it as required at the beginning of our fiscal year of 2007.

In September 2006, FASB issued SFAS No. 157, [Fair Value Measurements (SFAS 157)]. SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. We are currently evaluating the accounting and disclosure requirements of SFAS 157 and plan to adopt it as required at the beginning of our fiscal year of 2008.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132 (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. For publicly traded companies, the recognition and related disclosure provisions will be effective as of the end of the fiscal years ending after December 15, 2006. The measurement date provisions will be effective for fiscal years ending after December 15, 2008. We do not have or sponsor a defined benefit postretirement plan; however, Spansion Inc., an investee that we are accounting for under the equity method of accounting, does sponsor such a plan for certain of its employees. Upon adoption of SFAS 158 by Spansion Inc., we expect to recognize our proportionate share of the accounting effect which will impact our net investment balance in Spansion Inc. and our other comprehensive income. We currently do not believe the impact will be material.

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

In October 2006, we borrowed $645 million in U.S. dollars under the Fab 36 Term Loan. Interest is payable on this loan at a variable rate which is calculated as the aggregate of the applicable margin, (as defined in the Fab 36 Term Loan) plus LIBOR plus minimum reserve cost if any.

In addition, in October 2006, we borrowed an aggregate amount of $2.5 billion (Term Loan) in order to finance a portion of our Acquisition of all of the issued and outstanding capital stock of ATI. This loan bears interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5 percent per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement) plus a 1.25 percent margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the Credit Agreement) plus a 2.25 percent margin. Such margins will reduce by 0.25 percent when the outstanding aggregate principal amount of the Term Loan is less than $1.75 billion. The initial interest rate on the Term Loan, which is based on the Eurodollar rate, is 7.57%. Because the Fab 36 Term Loan and the Morgan Stanley Term Loan both bear a variable interest rate, our exposure to interest rate risk has increased significantly. We will continue to monitor our exposure to interest rate risk.

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

As of October 1, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AMD v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

On September 26, 2006, the United States District Court for the District of Delaware granted the motion of Intel Corporation to dismiss foreign conduct claims. The Court also set an immovable trial date of April 27, 2009.

On October 24, 2006, we completed our acquisition of ATI. ATI is a party to the following material pending legal proceedings.

In re ATI Technologies, Inc. Securities Litigation.

In August and September 2005, five class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against ATI and certain of its directors and officers on behalf of shareholders who purchased ATI common shares between October 7, 2004 and on or about June 23, 2005. The claims allege that ATI and certain of its directors and officers violated U.S. securities laws by failing to disclose material facts and making statements that contained misrepresentations about its business and future outlook. It is alleged that as a result of the failure to disclose material facts and the alleged misrepresentations, ATI’s common stock traded at artificially inflated prices until the stock price dropped on the news of ATI’s third quarter results in June 2005. The claims further allege that while in possession of material undisclosed information, certain of ATI’s directors and officers sold a portion of their common shares at inflated prices. On May 23, 2006, the Court dismissed one of the five actions because the plaintiff failed to serve the summons and complaint. The four remaining lawsuits were consolidated into a single action, and on September 8, 2006, the plaintiffs filed a consolidated amended complaint.

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006 alleging claims that are substantially the same was transferred to the Northern District of California, and on July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006.

The outcome of any litigation is uncertain and should any of these actions or proceedings against us or ATI be successful, we may be subject to significant damages awards which could have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Intel Corporation’s dominance of the microprocessor market and its aggressive business practices may limit our ability to compete effectively.

Intel has dominated the market for microprocessors for many years. Intel also manufactures and sells integrated graphics chipset products and is a dominant competitor with respect to this portion of our new semiconductor graphics business. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability. In addition, it is possible that Intel could leverage its dominance in the microprocessor market by combining graphics components or functionality with its microprocessors, which could shrink the total available market for our discrete GPUs , or that Intel will design a proprietary graphics interface that places our discrete GPUs and integrated chipsets at a competitive disadvantage. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating and allocation strategies and pricing actions, designed to limit our market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•	control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers and software companies as well as the graphics interface for Intel platforms; and

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its original equipment manufacturer, or OEM, customers.

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and to dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures certain of its microprocessor products on 300-millimeter wafers using 65-nanometer process technology. We expect to begin commercial shipments of microprocessors manufactured using 65-nanometer technology in the fourth quarter of 2006. To the extent Intel manufactures its microprocessor products on larger wafers and smaller process technologies earlier than we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel.

Intel’s dominant position in the microprocessor market and integrated graphics chipset market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

We must achieve further market acceptance of our 64-bit technology, AMD64, or we will be materially adversely affected.

We are making substantial investments in our microprocessor roadmaps and platforms, particularly as we transition from dual-core to multi-core processors. Increasing market acceptance of our processors, and the AMD64 technology on which they are based is subject to risks and uncertainties including:

•	the continued support of operating system and application program providers for our 64-bit instruction set, including timely development of 64-bit software applications and applications that can take advantage of the functionality of our dual-core and multi-core processors;

•	our ability to produce these processors in a timely manner on advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of motherboards, memory and chipsets designed for these processors, in the volume and with the performance and feature set required by our customers.

If we are unable to achieve further market acceptance of our AMD64 technology, we would be materially adversely affected.

We may not realize all of the anticipated benefits of our acquisition of ATI.

The success of our recent acquisition of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of ATI with the businesses of AMD, and failure to realize these anticipated benefits could cause our business to be materially adversely affected. Our success in realizing these benefits and the timing of this realization depends upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	bridging possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving our and ATI’s customer, supplier, ecosystem partner and other important relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that our integration of ATI will result in the realization of the full benefits anticipated by us to result from the Acquisition. For example, as a result of the Acquisition, ATI has lost a significant amount of its revenues from Intel, and we anticipate that Intel will eventually cease buying ATI products. In addition, it is possible that as a result of the Acquisition, customers of discrete GPUs may decide to purchase products from one of our competitors in the graphics market in connection with Intel platforms. Any inability to integrate successfully, or a delay in integrating, ATI could have a material adverse effect on us.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. We also anticipate investing additional resources into research and development related to product design. For example, we recently opened a new research and development facility in Shanghai and a new advanced microprocessor development facility in Fort Collins, Colorado. Similarly, in connection with the recent Acquisition of ATI, we plan to increase our investment in research and development related to our graphics and consumer electronics products. In connection with the Acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. We anticipate that under this agreement, from October 2, 2006 through December 25, 2011, we would pay fees to IBM of between $447 million and $499 million in connection with joint development projects. In addition, from the beginning of 2002 through October 1, 2006, we paid $300 million to IBM in connection with agreements and services related to license grants and research and development activities.

Capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval by IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. If this agreement were to be terminated, we would either have to resume certain research and development activities internally or find an alternate partner. In either case, our research and development costs could increase, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the timely achievement of the milestones set forth in the joint development agreement is critical to our ability to continue to manufacture microprocessors using advanced process technologies.

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

Our microprocessor business is dependent upon the market for mobile and desktop PCs, and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our microprocessors may not grow and may even decrease. If demand for computers is below our expectations, we could be materially adversely affected.

Our graphics business is also dependent upon the market for mobile and desktop PCs as well as the consumer electronics market, and in particular, the market for devices such as DTVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. Low-cost desktop and note book PCs account for a significant percentage of PCs sold in the market and are driving the demand for integrated graphics and core logic functions in one chipset because integrated graphics components cost significantly less than traditional discrete graphics components. The success of our graphics business is dependent, in part, upon the success of our integrated graphics products which, in turn, are dependent upon the market acceptance of our microprocessors. If our graphics products do not successfully address these markets, our graphics business could be adversely affected.

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

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive and we expect them to remain so due to rapid technological changes, frequent product introductions and declining selling prices. In the microprocessor market, we believe that the main factors that determine our competitiveness are performance, quality, reliability, cost, selling price, adherence to industry standards, software and hardware compatibility, brand recognition and availability. In the graphics market, we believe that similar factors determine our competitiveness, including technical product performance, price, product features, time-to-market, conformity to industry standard application programming interfaces, the ability to deliver consistent volume and quality of products, quality and stability of software drivers as well as technical support. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will intensify in these markets and we cannot assure that our competitors’ products will not be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products in particular, some competitors have greater access or rights to companion technologies, including interface, processor and memory technical information. In addition, as a result of the ATI acquisition, Intel may discriminate against and disadvantage us by giving our competitors in the graphics market preferential access to interface or other useful information. Generally, we may not be able to compete effectively because of Intel’s market dominance and business practices designed to maintain it.

We depend on third-party companies for the design, manufacture and supply of core-logic chipsets, graphics chips, motherboards, BIOS software and other components.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that support our microprocessor offerings. In addition, despite our recent acquisition of ATI, we continue to depend on other third parties for core-logic chipsets and graphics chips.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent-cross license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. If we are unable to secure sufficient support for our microprocessor products from these designers and manufacturers, or if suppliers of chipsets cannot provide us with sufficient quantities of chipset products to meet our demand, our business would be materially adversely affected. Our recent acquisition of ATI could exacerbate this problem because we plan to design, manufacture and supply a significantly greater amount of these components ourselves. Doing so could cause third-party designers, manufacturers and suppliers to be less willing to do business with us or to support our products out of a perceived risk that we will be less willing to support their products or because we may compete with them. As a result, these third-party designers, manufacturers and suppliers could forge relationships, or strengthen their existing relationships, with our competitors. If the designers, manufacturers and suppliers of core-logic chipsets, graphics chips, motherboards, and other components decrease their support for our product offerings and increase their support for the product offerings of our competitors, our business could be materially adversely affected.

If we are ultimately unsuccessful in any of our antitrust lawsuits against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with AMD. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The Court also set an immovable trial date of April 27, 2009.

If our antitrust lawsuits against Intel are ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected.

The success of our business is dependent upon our ability to introduce products with required features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could miss our customers’ product design windows, and we could be materially adversely affected. Market demand requires that products incorporate new features and performance standards on an industry-wide basis. Currently, for our microprocessor business, one of our areas of focus is transitioning to multi-core processors. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain overall corporate average selling prices. If we are unable to introduce new products such as multi-core processors or launch new products without sufficient increases in average selling price or increased unit sales volumes capable of offsetting these reductions in average selling prices, our revenues, inventories, gross margins and operating results could be adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five OEM and distributor customers for our Computation Products segment accounted for a significant percentage of our total net sales in 2005 and the first nine months of 2006. Similarly, with respect to the graphics business, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics business in the future. If one of our microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were materially to reduce its operations or its demand for our products, we would be materially adversely affected.

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

There may be situations in which our microprocessor manufacturing facilities are inadequate to meet the demand for certain of our microprocessor products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse affect on our relationships with customers, which would have a material adverse effect on us.

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

In addition, the additional capacity gained through the use of 300-millimeter wafers at Fab 36 and our plans to increase capacity at Fab 36 and convert Fab 30 into a 300-millimeter wafer manufacturing facility play a fundamental role in our growth plans for the next several years. In order to transition Fab 30 to a 300-millimeter facility, we plan to incrementally bring down its 200-millimeter output in mid 2007, and we do not expect to have any 300-millimeter output until early 2008. If we are not able to achieve our production plans on a timely basis, we may not have sufficient manufacturing capacity to meet anticipated demand for our microprocessor products. If we cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

We rely on third party foundries and other contractors to manufacture certain products.

We rely on independent foundries such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corp. and Chartered Semiconductor Manufacturing to manufacture our graphics and consumer electronics products. Chartered Semiconductor also manufactures some of our microprocessor products. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and consumer electronics products on a purchase order basis and these foundries are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics business depends on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use fabricate wafers for other companies, including certain of our competitors. With respect to our graphics and consumer electronics products, they could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific graphics product in a short time frame. Other risks associated with our dependence on third-party manufacturers include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics products may be adversely affected and this could have an adverse effect on us.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

Our microprocessor manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Certain raw materials we use in manufacturing our microprocessor products or that are used in the manufacture of our graphics products are available only from a limited number of suppliers.

For example, we are largely dependent on one supplier for our 200-millimeter and 300-millimeter silicon-on-insulator (SOI) wafers that we use to manufacture our microprocessor products. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

Industry overcapacity could cause us to under-utilize our microprocessor manufacturing facilities and have a material adverse effect on us.

Both we and our competitor, Intel, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies, and we plan on continuing to increase our capacity by expanding the production capacity of Fab 36 and converting Fab 30 into a 300-millimeter wafer manufacturing facility. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate.

In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. We have substantially increased our manufacturing capacity by facilitizing Fab 36, transitioning to smaller manufacturing process technologies and larger wafers and making significant capital investments in our existing manufacturing facilities. We plan to continue to make these types of investments to the extent that opportunities for investment are available and consistent with our business plans. We also entered into sourcing and manufacturing technology agreements with Chartered whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. If the demand for our microprocessor products is not consistent with our increased expectations, we may under-utilize our manufacturing facilities or we may not fully utilize the reserved capacity at Chartered’s foundry. This may have a material adverse effect on us.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, and delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. For example, in mid-2007 we plan to incrementally bring down 200-millimeter output at Fab 30 in order to transition this facility to 300-millimeter manufacturing. While this facility is being converted, we may have some fixed costs that cannot be scaled down in proportion.

Improving our microprocessor manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced product and process technologies;

•	successfully transition to advanced process technologies;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities; and

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies.

For example, we have begun to ramp 65-nanometer production and our goal is to be substantially converted to 65-nanometer in Fab 36 by mid-2007. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Similarly, the operating results of our graphics business are dependent upon achieving planned semiconductor manufacturing yields. Our graphics and consumer electronics products are manufactured at independent foundries, but we have the responsibility for product design and the design and performance of the tooling required for manufacturing. Semiconductor manufacturing yields are a function of both product design and process technology (which is typically proprietary to the manufacturer), and low yields can result from either design or process technology failures. In addition, yield problems require cooperation by and communication between us and the manufacturer and sometimes the customer as well. The offshore location of our principal manufacturers compounds these risks, due to the increased effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot assure you that we or our foundries will identify and fix problems in a timely manner, and achieve acceptable manufacturing yields in the future. Our inability, in cooperation with our independent foundries, to achieve planned productions yields for our graphics products could have a material adverse effect on our business and operating results. In particular, failure to reach planned production yields over time could result in us not having sufficient graphics or consumer electronics product supply to meet demand, and/or higher production costs and lower gross margins for our graphics business. This could materially adversely affect our operating results.

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

For the fourth quarter of 2006, we plan to make approximately $700 million of capital expenditures. For 2007, we plan to make approximately $2.5 billion of capital expenditures, primarily due to expanding production capacity at Fab 36, adding a new facility to support bump and test activities and converting Fab 30 from manufacturing on 200-millimeter wafers to 300-millimeter wafers. However, our ability to fund these capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, while we have any amounts outstanding under the our Credit Agreement with Morgan Stanley, we are required to use 100% of net cash proceeds from borrowings and 50% of net cash proceeds from equity offerings to prepay the Morgan Stanley Term Loan. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position.

As of October 1, 2006 we had consolidated debt of approximately $689 million. In addition, on October 13, 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan, and on October 24, 2006 we borrowed $2.5 billion pursuant to a Credit Agreement with Morgan Stanley in order to finance our acquisition of ATI. Our substantial indebtedness may:

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

We are required to prepay the Term Loan with (i) 100% of the net cash proceeds from any debt incurred by us or a restricted subsidiary, (ii) 50% of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100% of extraordinary receipts (as defined in the Credit Agreement) in excess of $30 million; (iv) 100% of net cash proceeds from asset sales in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50% of excess cash flow, if any (as defined in the Credit Agreement); and (vi) 100% of net cash proceeds from sale of capital stock of Spansion Inc. These mandatory prepayment requirements limit our ability to use our cash flow, borrow additional funds or conduct equity offerings for future working capital, capital expenditures, acquisitions or other general corporate purposes.

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

In addition, the Term Loan under our Credit Agreement with Morgan Stanley is secured by, among other things, our accounts receivable, a pledge of the capital stock of certain of our material subsidiaries, and proceeds from any sale of our equity interest in Spansion Inc. Moreover, as a result of the Morgan Stanley Term Loan, the outstanding 7.75% Senior Notes due 2012 received an equal and ratable security interest. Therefore, these assets are not available to be used as security in other borrowing arrangements.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The Morgan Stanley Term Loan and the indenture governing our 7.75% Notes contain various covenants that limit our ability to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met;

•	enter into certain types of transactions with affiliates;

•	make or commit to make any capital expenditures in the ordinary course of business exceeding a certain amount;

•	issue or sell any shares of capital stock of our restricted subsidiaries;

•	permit domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the Morgan Stanley Term Loan; and

•	permit our Consolidated Net Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 2.25 to 1.00.

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

Moreover, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the Morgan Stanley Term Loan or the indenture governing our 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the lenders under the Morgan Stanley Term Loan or the note holders or the trustee under the indenture governing our 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

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

Products as complex as those we offer may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect us.

In addition, because our new graphics business includes sales directly to consumers, we could be subject to potential product liability claims if one of our products causes, or merely appears to have caused, an injury. Claims may be made by consumers or others selling our products, and we may be subject to claims against us even if an alleged injury is due to the actions of others. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business.

Our ability to design and introduce new graphics products in a timely manner is dependent upon third party intellectual property.

In the design and development of new graphics products and graphics product enhancements, we rely on third-party intellectual property such as software development tools. ATI has experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from graphics products in the future may exceed the capabilities of the software development tools available to us. If the third party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could suffer.

Royalty revenues related to our graphics business are dependent upon the success of third-party products.

Our graphics technology for the game console market is being used in the Nintendo GameCube, Nintendo Wii and Microsoft Xbox 360 game consoles. The only revenues that we receive from these technology platforms are in the form of non-recurring engineering (“NRE”) revenues, as well as royalties paid to us by Nintendo and Microsoft based upon the market success of their products. Accordingly, our royalty revenues will be directly related to the sales of these products. We have no control over the marketing efforts of Nintendo and Microsoft and we cannot assure you that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues expected by us from these technology platforms may not be fully realized and our operating results may be adversely affected. Historically, a significant amount of ATI’s net earnings were derived from Nintendo royalties and we anticipate royalties in future years resulting from our agreements with Nintendo, Microsoft and QUALCOMM. Anything that negatively affects the royalties paid to us by these or other entities with whom we maintain or enter into royalty agreements, may materially adversely affect our operating and financial results.

Our entry into new consumer markets is subject to a number of uncertainties.

As a result of the Acquisition, we sell TV processors and media co-processors for the digital consumer electronics market, including DTVs and color mobile phones. Although this is a relatively new market, there are already a significant number of competitors targeting it. The delay in acceptance of DTV technology has also provided further opportunities for competitors to enter this market. In addition, as the telecommunications, cable and consumer electronics industries and their suppliers undergo a period of convergence, we expect that competition will increase in these markets. Our ability to succeed in these new consumer markets is subject to a number of uncertainties, including acceptance of our graphics and multimedia processors, the development of new technologies sufficient to meet market demand, the need to develop customer relationships, different sales strategies and channels, new and different industry standards from those in the PC market and changing strategic alliances. We cannot assure you that we will be able to successfully compete in these new markets. If we are unable to successfully introduce products in these new markets as they expand, we could be materially adversely affected.

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

We rely on a third-party provider to deliver our products to our customers and to distribute materials for some of our manufacturing facilities. In addition, we rely on a third party in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations, the distribution of our products to our customers and the distribution of materials for some facilities could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which are difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Because market conditions are uncertain, these and other factors could materially adversely affect us.

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

We maintain operations in a number of countries including Canada, Germany, Japan, Taiwan, Hong Kong, Malaysia, China, India and Barbados. All of our wafer fabrication capacity for microprocessors is located in

Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and consumer electronics products are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there. We also depend on an international joint venture for the manufacture of optical photomasks for use in manufacturing our microprocessors. In addition, we have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated net sales was 71 percent in the third quarter of 2006, and China is one of our largest and fastest growing markets.

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

Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on us.

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

As a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro, and as a result of our recent acquisition of ATI, the Canadian dollar. As a consequence, movements in exchange rates could cause our Canadian dollar- and euro-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

In addition, the majority of our product sales are denominated in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the local currency can cause increases or decreases in the cost of our products in the local currency of such customers. An appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.

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

From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain. In addition, as a result of our acquisition of ATI, we have assumed responsibility for ATI’s legal proceedings which include a securities litigation proceeding and a consumer class action. ATI also sells products to consumers, which could expose us to consumer actions such as product liability claims. Any claim that is successfully asserted against us may cause us to pay substantial damages.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union has enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products, which affects semiconductor packaging. ATI is continuing to work to shift the chip packaging technologies for its graphics and consumer electronics products to be a lead-free process. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. For example, there is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

Our inability to maintain adequate levels of insurance, particularly in Taiwan, could adversely affect our operating results in the event of a significant loss.

To the extent available on commercially reasonable terms and subject to underwriting conditions, exclusions and deductibles, we maintain insurance coverage with recognized, licensed insurers against loss or damage to our assets, including losses as a result of unforeseen business interruptions. Property and business interruption insurance coverage is only available on a limited basis with respect to assets and property located in certain geographical areas, particularly Taiwan. A significant amount of our inventories related to our graphics business are produced and stored in Taiwan, prior to delivery to customers. Damage to the inventories held in Taiwan, as a result of a natural disaster or other cause, could result in a significant loss for which no insurance coverage would be available. In the event insurance coverage is not available or is subject to limits or significant deductibles or is denied in respect of any losses or claims, our business, financial condition and operating results could be adversely affected.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

Currently, the independent foundries used to manufacture our graphics products are located in Hsin Chiu and Tainan, Taiwan. A significant amount of our graphics and consumer electronics products inventories are stored in Taiwan prior to delivery to customers. Damage to the inventories held in Taiwan as a result of a natural disaster or other cause could result in a significant loss. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. On September 22, 1999, Taiwan suffered a major earthquake that measured 7.6 on the Richter scale and disrupted the operations of these manufacturing suppliers and contributed to a temporary shortage of graphics processors. Additional earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur in the future. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

Moreover, our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

Our business is subject to potential tax liabilities.

We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material effect on our cash, income tax provision and net income in the period or periods for which that determination is made.

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 1999 - 2004 with respect to transactions between ATI and its subsidiaries. Because the audit is in its early stages, we do not know what issues, if any, the CRA will ultimately raise or what positions they may take. However, we could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

Risks Related to Our Ownership of Spansion Inc. Common Stock

Spansion’s financial position, results of operations and cash flows were consolidated with ours through December 20, 2005, but as a result of its initial public offering, we currently report our interest in Spansion using the equity method of accounting. We currently own 48,529,403 shares, or approximately 38 percent, of Spansion’s outstanding common stock. As a result, our 38 percent share of Spansion’s net income (loss) will impact our net income (loss). The following risks and uncertainties that Spansion faces could affect Spansion’s financial position or results of operations and correspondingly our financial position and results of operations. These are not the only risks and uncertainties that Spansion faces. Spansion also faces many of the risks and uncertainties that we face as described above in this “Risk Factors” section, as well as those set forth in Spansion’s Annual Report on Form 10-K and other SEC filings, to which we refer you.

The demand for Spansion’s products depends in part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on Spansion’s results of operations.

Spansion is dependent to a large degree upon demand for mobile telephones, consumer electronics such as set top boxes and DVD players, automotive electronics, industrial electronics such as networking equipment, and PC and PC peripheral equipment such as printers. Sales of Spansion products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of their products. In 2005, and the first nine months of 2006, sales to embedded Flash memory customers drove a majority of Spansion’s sales. If demand for these products, or Flash memory content in these products, is below Spansion’s expectations, or if the functionality of successive generations of these products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, Spansion would be materially adversely affected.

Spansion has lost, and will continue to lose, rights to key intellectual property arrangements once it is no longer a beneficiary of our patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against Spansion.

As a majority owned subsidiary through December 20, 2005, Spansion had been the beneficiary of our intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in Spansion’s products and software used to operate its business. Following Spansion’s initial public offering in December 2005, it was no longer a beneficiary under a number of those agreements. As a result, it lost rights to use important intellectual property that it was previously licensed to use and may therefore be subject to claims that it is infringing intellectual property rights of third parties through the manufacture and sale of its products and the operation of its business. Therefore, absent negotiating its own license agreements with third parties who own such intellectual property, Spansion will be vulnerable to claims by such parties that its products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against Spansion because it had been a majority owned subsidiary of ours. Now that Spansion is an independent standalone company, they may elect to pursue such claims against Spansion. In addition, we believe that Spansion will lose additional rights under our patent cross-license agreements and other licenses once we no longer hold a majority of Spansion’s shares entitled to vote for the election of Spansion’s directors, assuming we are still party to such agreements and licenses at such time. The parties to these agreements and licenses, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive. The award of material damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of Spansion’s products, would have a material adverse effect on Spansion.

A lack of market acceptance of MirrorBit technology could have a material adverse effect on Spansion.

Market acceptance of products based on Spansion’s MirrorBit technology is a critical factor impacting Spansion’s ability to increase revenues and market share in the integrated categories of the Flash memory market, as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two or more bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If market acceptance of products based on Spansion’s MirrorBit technology occurs at a slower rate than Spansion anticipates, Spansion’s ability to compete will be reduced, and Spansion would be materially adversely affected. In addition, in 2006, Spansion introduced new products for integrated Flash memory applications based on its 90-nanometer MirrorBit technology. If Spansion does not achieve market acceptance of these products or subsequent MirrorBit products, Spansion’s future operating results would be materially adversely affected.

A significant market shift to NAND architecture could materially adversely affect Spansion.

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, Spansion’s Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. Spansion does not currently manufacture products based on NAND architecture. Spansion has developed its MirrorBit ORNAND architecture to address certain portions of the integrated category of the Flash memory market served by NAND-based products, but it cannot be certain that its MirrorBit ORNAND-based products will satisfactorily address those market needs.

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market in 2005. In 2005, and the first half of 2006, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to be a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- or Quad-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND- or Quad-based products for their applications, Spansion may be materially and adversely affected. Moreover, some floating gate NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than Spansion is today, which allow them to offer products with a lower cost-per bit at a given product density. If floating gate NAND vendors continue to increase their share of the Flash memory market, Spansion’s market share may decrease, which would materially adversely affect Spansion.

If Spansion fails to successfully develop products based on its new MirrorBit ORNAND or MirrorBit Quad architectures, or if there is a lack of market acceptance of products based on these products, Spansion’s future operating results would be materially adversely affected.

Spansion is positioning itself to address the increasing demand for higher density data optimized Flash memory by offering products based on its new MirrorBit ORNAND architecture and its MirrorBit Quad architecture, which is in development. The success of these architectures requires that Spansion timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. Spansion began production of MirrorBit ORNAND-based products in the first quarter of fiscal 2006 and it is developing MirrorBit Quad-based products. However, if Spansion fails to develop and commercialize these products and additional products based on these architectures on a timely basis or if such products fail to achieve acceptance in the market, Spansion’s future operating results would be materially adversely affected.

The loss of a significant customer for Spansion’s Flash memory products in the mobile phone market could have a material adverse effect on Spansion.

Sales of Spansion products are dependent to a large extent on demand for mobile phones. Historically, a small number of customers in the wireless category have driven a substantial portion of Spansion’s net sales. If one of these customers decided to stop buying Spansion’s Flash memory products or if one of these customers were materially to reduce its operations or its demand for Spansion’s products, Spansion would be materially adversely affected.

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

Spansion’s ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the availability of external financing. Spansion’s capital expenditures, together with ongoing operating expenses, will be a substantial drain on its cash flows and may decrease its cash balances. The timing and amount of Spansion’s capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for its products, product mix, changes in industry conditions and market competition.

Spansion may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Any equity financing would cause dilution to its stockholders. Spansion’s inability to obtain needed financing or to generate sufficient cash from operations may require it to abandon projects or curtail capital expenditures. If Spansion cannot generate sufficient operating cash flows or obtain external financing, it may be delayed in achieving, or may not achieve, needed manufacturing capacity, and Spansion could be materially adversely affected.

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

Spansion continues to undertake a number of actions in an effort to significantly reduce its expenses. These actions include and have included streamlining operations and continuing to align manufacturing utilization to the level of demand for Spansion products, controlling increasing testing costs and working with us and Fujitsu to reduce costs under services agreements. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, Spansion would be materially adversely affected.

Manufacturing capacity constraints may have a material adverse affect on Spansion.

There may be situations in which Spansion’s manufacturing capacity is inadequate to meet the demand for some of its products. Spansion increasingly depends on foundry, subcontractor and similar arrangements with third parties to meet demand. Spansion’s arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which it relies does not have the capacity to deliver an adequate amount of product to meet actual demand, Spansion may not be able to obtain the manufacturing capacity, either in its own facilities or through other third-party arrangements, to meet such demand. For example, in the first half of fiscal 2004, Spansion was not able to meet demand for some of its lower density products for embedded Flash memory customers because in fiscal 2003 Spansion underestimated demand for these products and were unable to install additional wafer fabrication capacity on a timely basis. Spansion has stated that it believes this adversely impacted its relationships with customers who received reduced allocations, or did not receive allocations, of its embedded products and Spansion’s competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. More recently, in the third and fourth quarters of fiscal 2005, Spansion experienced capacity constraints for final test and assembly of some of its products. While Spansion has worked internally and with subcontractors to increase capacity to meet anticipated demand, it cannot be assured that it will not experience similar constraints in the future. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. If Spansion is unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in its own facilities or through foundry, subcontractor or similar arrangements with third parties, or if it is unable to obtain foundry services at competitive rates, Spansion’s business may be materially adversely affected.

Spansion is party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products.

Tessera, Inc. filed a lawsuit against Spansion alleging that it has infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed Spansion that Texas Instruments has asserted that a number of its products infringe some of Texas Instruments’ patents. Fujitsu has also informed Spansion that it expects Spansion to defend and indemnify Fujitsu against Texas Instruments’ claims in accordance with the terms of its distribution agreement with Fujitsu. Fujitsu has provided Spansion with formal notice that they believe Spansion has a duty to defend or indemnify Fujitsu under the terms of its distribution agreement. Since then, Spansion and Fujitsu have been discussing the issues raised by this notice. If these issues cannot be resolved informally, defending these claims could be expensive and time-consuming, and, if Fujitsu terminates the distribution agreement with Spansion, it could have a material adverse effect on Spansion. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and defending these claims or others or the award of damages or an injunction could have a material adverse effect on Spansion.

Intense competition in the Flash memory market could materially adversely affect Spansion.

Spansion’s principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, Spansion’s principal competitors may also include IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc., SanDisk Corporation and msystems, Ltd. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, Spansion’s competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for Spansion’s products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted its results of operations. Some of Spansion’s competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than Spansion is and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Spansion has stated that it expects competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if Spansion’s competitors otherwise consolidate their operations. Furthermore, Spansion faces increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market.

To compete successfully, Spansion must decrease its manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices. If Spansion is unable to compete effectively, it could be materially adversely affected.

If Spansion is unable to timely and efficiently expand its manufacturing capacity to implement 300-millimeter wafer capacity in SP1, Spansion’s business, results of operations or financial condition could be materially adversely affected.

Spansion has stated that it intends to expand its manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at SP1. Spansion’s goal is to have 45-nanometer 300-millimeter wafer capacity in place in fiscal 2008. Spansion has stated that it estimates that it will cost Spansion an aggregate of approximately $1.2 billion over three years commencing with fiscal 2006 to construct and equip SP1. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If Spansion does not achieve its desired capacity at the anticipated cost, or if Spansion cannot obtain suitable financing, it may be delayed in achieving, or may not achieve, such capacity, and Spansion could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on Spansion’s ability to execute its plan for constructing and equipping the facility and other factors that may be beyond its control, such as delivery schedules for the required machinery and equipment and construction schedules. If Spansion is delayed in implementing this capability or is unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, it will not achieve anticipated cost savings associated with this technology and its gross margins could decline. Even if Spansion is successful in implementing this capacity, if the demand for its products is not sufficient to support the additional capacity when it becomes available, Spansion could be materially and adversely affected.

If essential equipment or materials are not available to manufacture Spansion’s products, Spansion could be materially adversely affected.

Spansion’s manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. Spansion purchases equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to Spansion or increase prices due to capacity constraints or other factors. Because the equipment that Spansion purchases is complex, it is difficult for it to substitute one supplier for another or one piece of equipment for another. Certain raw materials Spansion uses in manufacturing its products are available from a limited number of suppliers. Spansion relies on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of Spansion’s vendors. For example, Spansion’s production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of its major suppliers, including Samsung, are also its competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If Spansion is unable to procure these materials, it may have to reduce its manufacturing operations. Such a reduction has in the past had and could in the future have a material adverse effect on Spansion.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Amendment Agreement No. 1 to the AMD Fab 36 Management Services Agreement dated September 25, 2006 between AMD Saxony Limited Liability Company & Co. KG, AMD Fab 36 Limited Liability Company & Co. KG, AMD Fab 36 Holding GmbH and Advanced Micro Devices, Inc.

10.2	Amendment Agreement No. 1 to the AMD Fab 36 Cost Plus Reimbursement Agreement dated September 28, 2006 between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG.

10.3	Amendment Agreement No. 1 to the AMD Fab 36 Holding Cost Plus Reimbursement Agreement dated September 28, 2006, between AMD Fab 36 Holding GmbH and Advanced Micro Devices, Inc.

10.4	Form of Terms and Conditions for Participants Located in the U.S. Restricted Stock Unit Award

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 7, 2006	By:	/s/ Robert J. Rivet
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer