Form 10-K
period 2006-12-31
ADVANCED MICRO DEVICES INC
filed 2007-03-01
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.6 billion based on the reported closing sale price of $24.42 per share as reported on the New York Stock Exchange on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 554,929,028 shares of common stock, $0.01 par value per share, as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, are incorporated into Part II and III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2006

i

PART I

ITEM 1.    BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the features of new products and technologies and the timing of new product releases; the growth and competitive landscape of the markets in which we participate; our supply chain; our revenues; our level of international sales; our capital expenditures; our operating expenses; our stock-based compensation expenses; acquisition related integration charges in connection with the acquisition of ATI Technologies Inc. (ATI); our aggregate contractual obligations; our capacity expansion plans for Fab 36; the conversion of Fab 30 from a 200-millimeter manufacturing facility to a 300-millimeter facility; the addition of a potential new fabrication facility in Luther Forest, New York; availability of external financing; the adequacy of resources to fund operations and capital expenditures; the timing of manufacturing process technology transitions; the impact of our acquisition of ATI on us; our exposure to interest rate risk; our interest income; and our interest expense. The material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to expand our capacity and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; and (7) our ability to make additional investment in research and development and that such opportunities will be available. The material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) any inability to realize all of the anticipated benefits of our recent acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (3) additional capital requirements and any inability to raise sufficient capital, on favorable terms or at all, particularly in light of the requirement that we repay our credit facility with Morgan Stanley Senior Funding Inc. using, among other things, 100 percent of the net cash proceeds from any debt incurred by us or a restricted subsidiary, 50 percent of net cash proceeds from the issuance of any capital stock by us and 50 percent of any excess cash flow; (4) unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or even a decline in demand; (5) uncertainty with respect to the impact of the recent release of Microsoft ® Windows Vista ™ on the demand for our products in 2007; (6) any inability to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (7) any inability to develop, launch and ramp new products and technologies in the volumes and mix required by the market at mature yields and on a timely basis; (8) any inability to maintain the level of investment in research and development and capacity that is required to remain competitive; (9) any inability to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products or that we may under-utilize our microprocessor manufacturing facilities; and (10) the effect of political or economic instability internationally on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II,

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page      below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities around the world. We provide processing solutions for the computing, graphics and consumer electronics markets.

On October 25, 2006, we completed our acquisition of ATI pursuant to an Acquisition Agreement, dated as of July 23, 2006, by and among AMD, 1252986 Alberta ULC, and ATI, whereby ATI became our indirect, wholly-owned subsidiary. As a result of the acquisition, we began to supply 3D graphics, video and multimedia products and chipsets for personal computers, or PCs, including desktop and notebook PCs, professional workstations and servers and products for consumer electronic devices such as mobile phones, digital TVs and game consoles.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” means Advanced Micro Devices, Inc. and our consolidated subsidiaries, including ATI and its subsidiaries.

AMD, the AMD Arrow logo, AMD Athlon, AMD Opteron, AMD Sempron, AMD Turion, AMD LIVE!, Geode, and combinations thereof, ATI and the ATI logo and ATI Avivo, TV Wonder, Fire, Imageon, Radeon, Xilleon, Crossfire and AMD PowerNow! are trademarks of Advanced Micro Devices, Inc. Spansion and MirrorBit are trademarks of Spansion Inc. Microsoft, Windows and Windows Vista are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. NetWare is a registered trademark of Novell, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees of our board of directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, One AMD Place, M/S 68, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@amd.com. All these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 11 of our consolidated financial statements, beginning on page 127 below.

Our Industry

Semiconductors are components used in a variety of electronic products and systems. An integrated circuit, or IC, is a semiconductor device that consists of many interconnected transistors on a single chip. Since the invention of the transistor in 1948, improvements in IC process and design technologies have led to the development of smaller, more complex and more reliable ICs at a lower cost per function. In order to satisfy the demand for faster, smaller and lower-cost ICs, semiconductor manufacturers have continually developed improvements in manufacturing and process technology. ICs are increasingly being manufactured using smaller geometries on larger silicon wafers. Use of smaller process geometries can result in products that are higher performing, use less power and cost less to manufacture on a per unit basis. Use of larger wafers can contribute further to a decrease in manufacturing costs per unit and to an increase in capacity by yielding more chips per wafer.

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

During most of 2006, within the global semiconductor industry, we offered primarily:

•	x86 microprocessors for the commercial and consumer markets, which are used for control and computing tasks; and

•	embedded microprocessors for commercial, commercial client and consumer markets.

As a result of our acquisition of ATI in October 2006, we began to supply 3D graphics, video and multimedia products and chipsets for desktop and notebook PCs, professional workstations, and servers as well as products for consumer electronic devices such as mobile phones, digital TVs and game consoles. Therefore, since this acquisition, we have actively participated in the semiconductor graphics and chipset markets as well as in the semiconductor market for consumer electronics devices.

Computation Products

The x86 Microprocessor Market

A microprocessor is an IC that serves as the central processing unit, or CPU, of a computer. It generally consists of millions of transistors that process data and control other devices in the system, acting as the brain of the computer. The performance of a microprocessor is a critical factor impacting the performance of a computer and numerous other electronic systems. The principal indicators of CPU performance are work-per-cycle, or how many instructions are executed per cycle, clock speed, representing the rate at which a CPU’s internal logic operates, measured in units of hertz, or cycles per second, and power consumption. Other factors impacting microprocessor performance include the number of CPUs, or cores, on a microprocessor, the bit rating of the microprocessor, memory size and data access speed.

Developments in circuit design and manufacturing process technologies have resulted in significant advances in microprocessor performance. For approximately the last ten years, microprocessors have had 32-bit computing capabilities. The bit rating of a microprocessor generally denotes the largest size of numerical data that a microprocessor can handle. While 32-bit processors have historically been sufficient, we believe that they will face increasing challenges as new data and memory-intensive consumer and enterprise software applications gain popularity. Microprocessors with 64-bit processing capabilities enable systems to have greater performance by allowing software applications and operating systems to access more memory.

Moreover, as businesses and consumers require greater performance from their computer systems due to the exponential growth of digital data and increasingly sophisticated software applications, semiconductor manufacturers have transitioned from manufacturing single-core microprocessors to also manufacturing multi-core processors, where multiple processor cores are placed on a single die or in a single processor. Multi-core processors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Moreover, two or more processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in both multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership. With the recent release of Microsoft® Windows Vista™ and with the proliferation of applications for multimedia and gaming, grid computing and extensive enterprise databases, we believe the demand for 64-bit computing, multi-core technology and improved power management technology will continue to increase.

Microprocessor Products

We currently offer single-core and dual-core microprocessor products for servers, workstations, notebooks and desktop PCs. Our microprocessors currently are designed with both 32-bit and 64-bit processing capabilities. We based our microprocessors on the x86 instruction set architecture and most of these processors are also based on the AMD64 technology platform with direct connect architecture. Direct connect architecture connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. For dual-core processors, we integrate two processor cores onto a single die and each core has its own dedicated cache, which is memory that is located on the semiconductor die. We believe this architecture, and, in particular, the integrated memory controller, enables substantially higher performance because memory can be accessed more directly rather than traversing a traditional front-side bus, which results in increased bandwidth and reduced memory latencies. Our processors support HyperTransport™ technology, which is a high-bandwidth communications interface we initially developed that enables substantially higher performance and supports our I/O virtualization technology. In designing our processors, we also focus on continuously improving power management technology, or “performance-per-watt.” To that end, we offer processors that feature AMD PowerNow!™ technology, which we designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that can significantly reduce processor power consumption during idle times. We design our microprocessors to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX. We also designed the AMD64 architecture to enhance the security of a user’s computing environment by integrating security features that are designed to prevent the spread of certain viruses when enabled by the anti-virus features of current versions of certain operating systems, including Linux, the Microsoft® Windows® family of operating systems and Solaris operating systems.

Servers and Workstations.    Our microprocessors for servers and workstations consist primarily of our single-core and dual-core AMD Opteron™ processors. A server is a powerful computer on a network, often with multiple microprocessors working together, that is dedicated to a particular purpose, stores large amounts of information and performs the critical functions for that purpose. A workstation is essentially a heavy-duty desktop, designed for tasks such as computer-aided design and digital content creation. We based our AMD Opteron processors for servers and workstations on the AMD64 technology platform, which extends the industry-standard x86 instruction set architecture to 64-bit computing, and designed them to allow simultaneous 32-bit and 64-bit computing. These processors can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. They can also be used in workstation applications such as engineering and digital content creation software and other information technology infrastructure applications such as intensive Web serving and messaging.

Our dual-core AMD Opteron processors offer improved overall performance on many applications compared to single-core AMD processors by executing more operations simultaneously during each clock cycle, and improved performance-per-watt, which can reduce the operational costs related to power usage. At the same time, servers based on dual-core AMD Opteron processors are easier to manage because more processing capacity can be concentrated into fewer servers. For the same reason, servers based on dual-core processors are less costly to operate.

Dual-core AMD Opteron processors also allow our enterprise customers to more easily implement virtualization across their business. Virtualization is the use of software to allow workloads to be shared at the processor level by providing the illusion of multiple processors. Virtualization enables running different operating systems and applications on the same server, thereby consolidating workloads and reducing hardware requirements.

In August 2006 we introduced a new generation of AMD Opteron dual-core processors. These processors provide several new features including improved virtualization support and energy efficient DDR2 memory. In addition, these processors can be replaced by AMD quad-core processors in the same socket and thermal envelope. Our quad-core x86 processors for servers, which we expect to begin shipping in mid-2007, will incorporate four processor cores on a single die of silicon. DDR2, or double data rate two, is a type of random access memory technology used for high speed storage of the working data of a computer.

Notebook PCs.    Our microprocessors for notebook PCs consist primarily of AMD Turion™ 64 processors and mobile AMD Sempron™ processors. We designed our mobile processor products for high-performance, longer battery life and wireless connectivity.

AMD Turion 64 processors represent our most advanced family of Windows-compatible processors for thinner and lighter notebook PCs, and provide performance improvements such as longer battery life, reduced heat generation, enhanced security and compatibility with current wireless and graphics solutions.

In May 2006 we introduced AMD Turion 64 X2 dual-core mobile technology, which is our most advanced dual-core processor family for notebook PCs. We designed this technology to enable leading-edge graphics for the more visual experience provided by the Microsoft® Windows Vista™ operating system, longer battery life, enhanced security and compatibility with the latest wireless technologies. In addition, we have designed the process used to manufacture AMD Turion 64 mobile technology for more thermally efficient processor operation and reduced power consumption.

Desktop PCs.    Our microprocessors for desktop PCs consist primarily of the following tiered product brands: AMD Athlon™ 64 FX, AMD Athlon 64 and AMD Sempron processors. We designed the AMD Athlon 64 FX processor specifically for gamers, PC enthusiasts and digital content creators who require processors that can perform graphic-intensive tasks. We designed our AMD Athlon 64 processors for enterprises and sophisticated PC users that seek to access large amounts of data and memory. For value-conscious consumers of desktop and notebook PCs, we offer the AMD Sempron microprocessor, which we designed to provide core computing needs at affordable prices. We also offer AMD Athlon 64 X2 dual-core processors and AMD Athlon 64 FX X2 dual-core processors, which like the dual-core AMD Opteron processors, contain two processor cores on one semiconductor die. The performance advantages of AMD Athlon 64 X2 dual-core processors enable operating systems to prioritize and manage tasks from multiple software applications simultaneously. For example, users are able to simultaneously download audio files such as MP3s, record to digital media devices, check and write email, edit a digital photo and run virus protection without compromising the performance of their PC. AMD Athlon 64 X2 dual-core processors also have an integrated DDR2 memory controller, which is designed to increase performance on memory-intensive applications. We designed the AMD Athlon 64 X2 dual-core processors for “prosumer” and digital media enthusiasts or other users who routinely run multiple processor-intensive software applications simultaneously.

In December 2006, we introduced a new generation of AMD Athlon 64 X2 dual-core processors which are manufactured using 65-nanometer technology. We designed these processors to deliver improved performance-per-watt by maintaining the performance of the previous generation of AMD Athlon 64 X2 dual-core processors and reducing power consumption. To aid in reducing power consumption, these new processors incorporate a feature called “C1 Enhanced,” a power management feature that slows selected system functions when not in use to reduce overall power consumption.

On October 25, 2006, we completed our acquisition of ATI. We believe that the acquisition of ATI will allow us to deliver products that better fulfill the increasing demand for more integrated computing solutions. We plan to deliver a range of integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing. We believe that these integrated platforms will bring customers improved system stability, better time-to-market and increased performance and energy efficiency. We also plan to develop and offer monolithic silicon solutions for specialized uses that are comprised of microprocessors, graphics processors and video processors. We refer to these design initiatives as “Fusion.” At the same time, we plan to continue to develop discrete microprocessor and graphics processor products and to maintain open interface and software standards in order to allow our customers to choose the combination of technologies that best serve their needs.

Embedded Products

The Embedded Processor Market

During 2006, we offered embedded microprocessors for high end commercial markets, commercial client markets and certain consumer markets. The high end commercial markets that we address include communication servers, networking equipment, storage servers, and imaging systems. The applications in these markets typically require high-performance, enterprise-class products that include embedded server-class products. Customers use commercial client products to address specialized needs within a variety of industries, including computer devices such as thin clients, single board computers, blade PCs, points of sale terminals, commercial value clients, and access devices such as gateways and access points. Devices for specific consumer markets are used in ultra mobile PC’s, ultra value clients and entertainment devices such as media players and set top boxes. The applications in these devices typically require highly integrated systems-on-chip, or SoCs, that include high-performance, low-power embedded processors and microcontrollers.

Embedded Processors

Our products range from low-power x86 architecture-based embedded processors to high-performance, enterprise class, harsh environment-capable x86 architecture-based products. We design embedded connectivity devices to address customer needs in non-PC markets where low power, Internet connectivity and/or low power processing is a priority. Typically these embedded processors are used in products that require high to moderate levels of performance where key features include low cost, mobility, low power and small form factor. We target some products that use our embedded processors for specific markets using SoC design techniques.

Our embedded microprocessor products include the AMD Geode™ product family. AMD Geode microprocessors are 32-bit processors based on the x86 instruction set architecture. These processors integrate functionality such as processing, system logic, graphics, audio and video decompression onto one integrated device. We also offer embedded processors based on AMD64 technology, which consists of low-power versions of our AMD Athlon, AMD Turion, AMD Sempron and AMD Opteron families of products. These low power products deliver the same performance as their corresponding full power parts while offering the added benefit of reduced power consumption and thermal output. These processors are configured specifically for demanding embedded applications traditionally served by custom silicon designs. We believe these processors also offer our customers the ability to leverage the AMD64 infrastructure. In addition, a distinguishing characteristic of our AMD64-based embedded processors is our AMD64 Longevity Program. The AMD64 Longevity Program offers a select set of AMD64 processors with an extended standard availability period of five years. The extended availability period addresses the requirements of customers designing products for network, storage, blade and telecommunications servers; digital imaging; and military and industrial controls systems. Such markets have lengthy design and qualification cycles and longer life spans in the marketplace than typical mainstream computing products.

Prior to July 2006, we also provided MIPS® architecture-based Alchemy embedded processors. In July 2006 we sold the Alchemy family of products to Raza Microelectronics, Inc.

Our embedded processor products, from AMD Opteron to AMD Geode, exemplify our “x86 Everywhere” microprocessor strategy, which is our goal for utilizing the x86 instruction set architecture to power a wide variety of devices in diverse places such as the home, office or car, in the supply chain, in storage networks, in the data center, and/or in global communications networks. We believe that when a greater number of devices are standardized with an x86-based platform, end-users can benefit from the ability to run their existing x86-based software on devices that interoperate with each other. This can accelerate and simplify the process of enabling faster, easier connectivity and data sharing between a wide range of products, from portable consumer electronics to PCs and servers. With our full range of embedded microprocessors, we are able to extend our x86-based product offerings to serve markets from embedded appliances to embedded server-class products.

Graphics and Chipset Products

Graphics and Chipset Market

The semiconductor graphics market addresses the need for visual processing in various computing and entertainment platforms such as desktop and notebook PCs, workstations and game consoles. The strength of the semiconductor graphics market is heavily dependent upon the market for PCs. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. PC users value a rich visual experience, particularly in the high-end enthusiast market where consumers seek out the fastest and highest performing visual processing products to deliver the most compelling and immersive gaming experiences. Moreover, for some consumers, the PC market is evolving from a traditional data and communications processing machine to an entertainment platform. This has led to the increasing creation and use of processing intensive multimedia content for PCs and PC manufacturers creating more PCs designed for playing games, displaying photos and capturing TV and other multimedia content. In turn, the trend has contributed to the development of higher performance graphics solutions. For example, we believe that the enhanced 3D graphics capabilities enabled by Microsoft® Windows Vista™ and the increasing availability of “media center” PCs will spur development of advanced graphics applications intended for mainstream users, which will contribute to increased demand for graphics and chipset products.

The primary product of a semiconductor graphics supplier is the graphics processing unit, or GPU, a semiconductor chip that increases the speed and complexity of images that can be displayed on a graphical interface and improves image resolution and color definition. The GPU off-loads the burden of graphics processing from the CPU. In this way, a dedicated graphics processor and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a stand-alone graphics chip or an integrated chipset solution. Recently, to further improve graphics processing performance, semiconductor graphics suppliers have introduced multi-GPU technologies which increase graphics processing speed by dividing graphics rendering and display among two or more graphics processors.

Graphics and Chipset Products

We provide our graphics solution for both desktop and notebook PCs by adding either one or more discrete graphics processors, which are stand-alone graphics chips, or by integrating the graphics hardware into the motherboard chipset. Discrete graphics chips tend to provide higher levels of performance and speed, while integrated chipsets generally offer a lower cost solution, improved power consumption and smaller form factors. The demand for integrated graphics solutions has grown in recent years as the performance of integrated chipsets has advanced. Also, customers of graphics products such as original equipment manufacturers, or OEMs, and PC system integrators, or SIs, who are continually pressured to meet lower price and power consumption targets while still maintaining reasonable profit margins, are increasingly using integrated chipsets over discrete graphics chips in their products because of the lower cost of integrated graphics solutions.

Our customers generally use our graphics and chipset products to increase the speed of rendering images and to improve image resolution and color attributes. Our products include 3D graphics, video and multimedia products and chipsets developed for use in desktop and notebook PCs, including home media PCs, professional workstations and servers. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. Our latest generation of graphics, chipset and related software offer full support for the Microsoft® Windows Vista™ operating system. In addition to the Microsoft® Windows® family of operating systems, our graphics products support Apple’s Mac OS X as well as Linux®-based applications.

Discrete Desktop Products.    Our discrete GPUs for desktop PCs include our ATI Radeon™ X1000 family of products which we introduced in October 2005. From our current enthusiast level product, the ATI Radeon X1950 to the value-based ATI Radeon X1300, this product family includes offerings that incorporate features and price-performance characteristics for the enthusiast, performance, mainstream and value categories of the desktop PC market. These products support our CrossFire™ dual-GPU technology, first introduced in May 2005. Crossfire technology increases graphics processing power and speed by combining two GPUs in the same PC platform. The ATI Radeon X1000 family of products incorporates our proprietary ATI Avivo™ platform technology. ATI Avivo™ technology is a video and display platform that enables high-definition (HD) video playback and display.

Although an increasing percentage of desktop PCs rely on integrated chipsets for graphics, we believe that discrete graphic solutions will continue to offer higher performance and be the preferred solution for several types of desktop PC configurations, such as platforms designed for gaming enthusiasts, CAD professionals and animation as well as for applications such as multimedia, photo and video editing, and other graphic-intensive applications.

Discrete Notebook Products.    Our discrete GPUs for the notebook PC market include our ATI Mobility Radeon X1000 series of products which we introduced in December 2005. When selecting a graphics solution, the key considerations for notebook PC manufacturers are visual performance, power consumption, form factor and cost. We designed our products to provide the mix of performance, features and flexibility desired by the major categories of the notebook PC market, including the thin and light, performance, desktop replacement and value categories.

Our high-end ATI Mobility Radeon X1900 products deliver 3D graphics performance and video playback quality and vibrant image quality for performance notebook PCs. An ultra-threaded 3D architecture with advanced power management provides high-definition video and display enhancements. At the value end, we offer the ATI Mobility Radeon X1300 with features such as enhanced 3D gaming, high-quality video playback and longer battery life for price-conscious consumers.

Chipset Products.    Our integrated chipset solutions, also known as core logic on the motherboard, include our Radeon™ Xpress and Crossfire™ families. We target our Radeon Xpress series chipsets to motherboard manufacturers and offer a high degree of performance, stability and connectivity for mainstream and commercial desktop and notebook PCs. Radeon Xpress chipsets contain integrated graphics while our Crossfire™ chipsets are discrete chipsets without integrated graphics and are intended to be used in systems targeting the higher end markets, such as gaming, that use multiple add-in graphics boards. Our chipset solutions include products that are compatible with Intel platforms. We expect to continue to ship existing chipsets for Intel CPUs throughout 2007 and beyond to the extent there is demand for these products. However, we expect that sales of these products will continue to decline and will eventually cease.

Home Media PC Products.    Our home media PC products incorporate a wide variety of features for consumers that intend to use their PCs for multimedia applications. For example, our family of TV Wonder™

products allows consumers to watch and record TV on their PC, listen to FM radio stations and watch DVD movies. Our latest generation of these products also incorporates our ATI Avivo technology which enables PCs to record and playback in HD.

Workstation and Server Products.    Our products for the professional workstation market consist of our FireGL™ and FireMV™ product families. We designed our FireGL products for demanding 3D applications such as computer-aided design, while we designed our FireMV multi-view 2D workstation cards for financial and corporate environments. We also provide products for the server market, where we leverage our graphics expertise and align our offerings to provide stability, video quality and bus architectures that our server customers desire.

Consumer Electronics Products

Consumer Electronics Market

The semiconductor market for video, graphics and media processors in consumer electronics products addresses the need for enhancing the visual experience provided by devices such as mobile phones, digital TVs and game consoles. Consumers value entertainment and communications products that can deliver an engaging multimedia experience. Accordingly, semiconductor suppliers of video, graphics and media processors strive to deliver products that improve visual realism and allow manufacturers of mobile phones, digital TVs and game consoles the opportunity to differentiate their products.

Handheld Market.    In recent years, mobile phones have transitioned towards color displays with higher resolutions that deliver a variety of multimedia features. Manufacturers are offering functionality such as built-in digital cameras and camcorders, MP3 audio playback, video playback, mobile-TV reception and 3D gaming in an increasing percentage of mobile phones, thereby increasing the opportunity to supply media processors to mobile phone manufacturers.

Digital TV Market.    The market for digital TVs is growing, driven in part by the transition of terrestrial broadcast television transmissions from analog to digital in many different regions throughout the world. For example, on February 18, 2009, full power television stations in the United States will stop analog broadcasting and transition to digital broadcasting. This conversion is supported by a U.S. Federal Communications Commission mandate that requires electronics manufacturers to include digital tuners in all new television sets by March 2007.

There is also a worldwide shift in the television industry from analog cathode ray tube, or CRT, displays to digital flat panel displays such as LCD and plasma. These flat panel displays are able to support larger screen sizes and higher resolutions. Producing the highest quality images on these advanced televisions is fundamental to television manufacturers. Semiconductor graphics solutions play an integral role in improving video image quality to enhance the user viewing experience.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games.

Consumer Electronics Products

We continue to leverage our core technology, visual processing expertise and power management know-how to meet the needs of certain consumer electronics markets. We have initially targeted three categories of the consumer electronics market: (i) handheld devices, including mobile phones; (ii) digital TVs; and (iii) game consoles.

Our products for consumer electronics devices include media processors used in handheld devices such as mobile phones and video processors used in digital TVs. We also receive royalties from game console manufacturers in connection with sales of systems that incorporate our graphics intellectual property and designs. With each of these products we provide drivers and supporting software that enable the effective use of these products by our customers.

Handheld Devices.    The latest generation of handheld devices, particularly mobile phones, are driving demand for more advanced multimedia processors. Higher resolution displays, higher performing embedded processors, increased internal and removable storage, mobile email and PDA-like features as well as multimedia functionality such as built-in digital cameras, MP3 audio playback, video playback, mobile TV and 3D gaming are all contributing to rapid changes in handheld and mobile communication devices.

Our AMD Imageon™ product line provides visual processing, high quality audio and power saving technologies. We offer products for each category of the mobile phone media processor market: entry level, feature phones, performance phones and fully loaded multimedia and gaming phones. The AMD Imageon video engine enables a mobile digital camcorder/player and supports advanced features such as video-telephony and video-streaming. We also provide AMD Imageon products that include a programmable audio engine that enables features such as positional 3D sound, CD-quality ring-tones and music phones with high-quality stereo recording and playback.

Digital TVs.    As television broadcasters in North America and other parts of the world transition their analog television signals to digital transmissions, we believe increased consumer interest in digital TV will spur demand for more advanced systems. Digital transmission standards provide significant advantages compared to analog standards, including greater picture clarity and resolution as well as opportunities for more channels, e-commerce and enhanced TV viewing.

We offer two groups of products that target two major silicon blocks inside an integrated digital TV: the digital video receiver and the decoder. An integrated digital TV is one where a digital receiver and digital video decoder are integrated inside the TV rather than externally, such as via a set top box. Our AMD Xilleon™ and Theater™ product lines are used in integrated digital TVs to demodulate and decode digital broadcast signals. AMD Xilleon products also provide video, graphics and audio processing. The drivers and supporting software that we provide with our digital TV products allow deployment in multiple worldwide markets with either customer designed applications or AMD supplied Customer Application Ready Design (CARD) software applications.

In September 2006, we announced the AMD Xilleon® 260, an SoC product that supports full high-definition for worldwide digital TV standards including Europe, Japan, Korea and North America. The AMD Xilleon 260 includes a powerful video pipeline for both standard-definition and HD content. Advanced features which enhance image quality include HD de-interlacing, a 3D comb filter, dynamic contrast, noise reduction, sharpness, and color control.

Game Consoles.    We also leverage our core visual processing technology into the game console market. Our customized GPUs process the graphics in the Microsoft® Xbox 360™, Nintendo Wii and Nintendo GameCube videogame consoles.

Marketing and Sales

We sell our products through our direct sales force and through independent sales representatives in both domestic and international markets pursuant to non-exclusive agreements. Our sales arrangements generally operate on the basis of product forecasts provided by the particular customer, but do not typically include any commitment or requirement for minimum product purchases. We primarily use binding purchase orders, sales order acknowledgments, and contractual agreements as evidence of our sales arrangements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products.

We generally warrant that microprocessor products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, we offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers for all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. We have offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We generally warrant that graphics, chipsets, and certain products for consumer electronics devices will be free from defects in material and workmanship under normal use and service for a period of one year, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to our customers. We generally warrant that ATI-branded PC workstation products will be free from defects in material and workmanship under normal use and service for a period of three years, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to our customers. Generally, our microprocessor and embedded processor customers may cancel orders 30 days prior to shipment without incurring a penalty. Under our standard terms and conditions, graphics and chipset customers may cancel orders by providing 30 days prior written notice to us without incurring a penalty, while certain customers of products for consumer electronic devices may cancel orders by providing 90 days prior advance notice to us without incurring a penalty.

We market and sell our microprocessor and embedded processor products under the AMD trademark. Our product brands for microprocessors consist primarily of AMD Athlon 64, AMD Athlon 64 FX and AMD Sempron processor brands for desktop PCs, the AMD Opteron processor brand for servers and workstations, the AMD Turion 64 mobile technology and AMD Sempron processor brands for notebook PCs. We also have the AMD LIVE!™ brand through which we promote our entertainment platform solutions for desktop and notebook PCs as well as film, broadcast and music professional artists that use AMD64 technology. Our product brands for our embedded processors consist of AMD Geode processors. We also sell low-power versions of our AMD Athlon, AMD Turion, AMD Sempron and AMD Opteron processors as embedded processor solutions.

With respect to our graphics and chipset products, we intend to continue to market and sell GPUs and graphics chipsets for the Intel platform under the ATI trademark. We market and sell other chipset products and our products for consumer electronics devices under the AMD trademark.

We market our products through our direct marketing and co-marketing programs. Our direct marketing activities include print and Web-based advertising as well as consumer and trade events and other industry and consumer communications. We also sponsor teams such as the Discovery Channel Pro Cycling Team and the Scuderia Ferrari. We work with these groups to determine their technology needs and how our AMD64 technology can help support those needs. The goal of these sponsorships is to increase awareness of our brand and AMD64 technology.

In addition, we have cooperative advertising and marketing programs with customers or third parties, including market development programs, pursuant to which we may provide product information, training, marketing materials and funds. Under our marketing development programs, eligible customers can use market development funds as partial reimbursement for advertisements and marketing programs related to our products, subject to meeting defined criteria. Customers may qualify for market development funds based on purchases of eligible products.

Customers

Our microprocessor customers consist primarily of OEMs, original design manufacturers, or ODMs, and third-party distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers.

Customers of our graphics and chipset products consist primarily of: PC OEMs, often through ODMs or other contract manufacturers who build GPUs into their PC motherboard and graphics board products, add-in-board, or AIB, manufacturers who incorporate GPUs into their graphics board products, SIs, who build GPUs into their PC products, third party distributors, retail stores and e-commerce retailers.

Customers of our products for consumer electronic devices consist primarily of OEMs and ODMs.

Our sales and marketing teams work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet the needs of our customers. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products in order to assist in optimizing product compatibility. We believe that our commitment to customer service and design support improves our customers’ time-to-market and fosters relationships that encourage customers to use the next generation of our products.

Original Equipment Manufacturers

We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and regional accounts are our core OEM customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktop and notebook PCs, PC motherboards and consumer electronics products such as mobile phones and digital TVs. Under our standard terms and conditions, OEMs do not have a right to return our products other than pursuant to the standard limited warranty. However, from time to time we may agree to repurchase a portion of some categories of products pursuant to negotiated terms.

In 2006, Hewlett-Packard Company accounted for greater than 10 percent of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computation Products segment. In addition, one handset manufacturer accounted for more than half of the revenue attributable to our Consumer Electronics segment and one game console provider accounted for a significant portion of revenue attributable to our Consumer Electronics segment. Moreover, two customers accounted for approximately one third of the revenue attributable to our Graphics and Chipsets segment. A loss of any of these customers could have a material adverse effect on our business.

Third-Party Distributors

Our authorized distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, including those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

In 2006, Avnet, Inc. and its subsidiaries and affiliated companies accounted for approximately 10 percent of our consolidated net revenue. Avnet is a distributor of our products and sales to Avnet consisted primarily of products, from our Computation Products segment.

AIB Manufacturers and System Integrators

We strive to establish and broaden our relationships with AIB manufacturers. We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to SIs and at retail. We also work directly with our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.

Competition

Generally, the IC industry is intensely competitive. Products typically compete on product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. Technological advances in the industry result in frequent product introductions, regular price reductions, short product life cycles and increased product capabilities that may result in significant performance improvements. Our ability to compete depends on our ability to develop, introduce and sell new products or enhanced versions of existing products on a timely basis and at competitive prices, while reducing our manufacturing costs.

Competition in the Microprocessor Market

Intel Corporation has dominated the market for microprocessors for many years. Intel’s market power and significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and average selling prices for our products, and adversely affect our margins and profitability. As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating, and allocation strategies and pricing actions, designed to limit our market share;

•	product mix and introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

•

control over industry standards, PC manufacturers and other PC industry participants, including motherboard, memory, chipset and basic input/output system, or BIOS, suppliers and software companies as well as the graphics interface for Intel platforms; and

•	marketing and advertising expenditures in support of positioning the Intel brand over the brand of its OEM customers.

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and to dictate the type of products the microprocessor market requires of Intel’s competitors. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

We expect Intel to maintain its dominant position in the microprocessor market and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. We expect intense competition from Intel to continue.

Competition in the Embedded Processor Market

With respect to our embedded processors for personal connectivity devices, our principal competitors are Freescale Semiconductor Inc., Hitachi, Ltd., Intel Corporation, NEC Corporation, Toshiba Corporation and Via Technologies, Inc. We expect competition in the market for these devices to increase as our principal competitors focus more resources on developing low-power embedded processor solutions.

Competition in the Graphics and Chipset Market

In the graphics and chipset market, our competitors include discrete graphics suppliers and suppliers of integrated graphics chipsets. A recent trend in the graphics processing market is that PC manufacturers are increasingly choosing to use integrated chipsets, particularly for notebook computers, over discrete GPUs because integrated chipsets cost significantly less than discrete GPUs while offering acceptable graphics performance for most mainstream PC users. Intel manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor in this market. It is possible that Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets, which could shrink the total available market for certain of our discrete GPUs, that Intel could re-enter the discrete GPU market, or that Intel will take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as designing a proprietary graphics interface.

Other than Intel, our principal competitor is Nvidia Corporation, and to a lesser extent, Matrox Electronic Systems Ltd., Silicon Integrated Systems Corp. and Via Technologies, Inc. Other competitors include a number of smaller companies which may have greater flexibility to address specific market needs. However, we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly high barrier to entry in this market.

Competition in the Consumer Electronics Market

In the semiconductor market for consumer electronics products we have different competitors in each of our product categories. With respect to our products for handheld devices, we have three primary categories of competitors: vendors of baseband processors, vendors of applications processors and vendors of media co-processors. The baseband processor provides the basic voice and communication processing functionality in mobile phones. For certain value categories of the market, baseband processor vendors are integrating the multimedia processing required for feature-rich mobile phones. Baseband processor vendors incorporating this basic level of graphics processing include Analog Devices, Inc., Agere Systems Inc., Broadcom Corporation, Freescale Semiconductor Inc., Infineon Technologies AG, Koninklijke Phillips Electronics N.V., Qualcomm Incorporated and Texas Instruments Incorporated. Another category of competitor, application processor vendors, target manufacturer of high-end feature and smart phones whose products require large amounts of general purpose processing capability as well as multimedia processing. These vendors include Freescale Semiconductor Inc., Marvell Technology Group Ltd., Nvidia Corporation, Qualcomm Incorporated, Samsung Electronics Co., Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated. The third category of competitor provides dedicated processors to drive a high level of multimedia functionality. This approach is most comparable to our strategy, and our competitors in this category include Core Logic Incorporated, Epson Corp., MTEK Vision Co. Ltd., Nvidia Corporation and Renesas Technology Corp.

With respect to our products for digital TVs, our primary competitors include Broadcom Corporation, Genesis Microchip Inc., MediaTek Inc., NEC Corporation, NXP Semiconductors, STMicroelectronics N.V., Trident Microsystems Inc. and Zoran Corporation, as well as in-house semiconductor development divisions at companies such as LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd. (a brand of Panasonic Electronic Devices Co., Ltd.), Samsung Electronics Co. Ltd. and Toshiba Corporation.

In the game console category, we compete primarily against Nvidia. Other competitors include Intel and IBM.

Research and Development

We focus our research and development activities on product design and system and manufacturing process development. One main area of focus is on delivering the next generation of microprocessors with improved system performance and performance-per-watt characteristics. We have devoted significant resources to product design and to developing and improving manufacturing process technologies and plan to do so in the future. We also work with other industry leaders, public foundations, universities and industry consortia to conduct early stage research and development.

With respect to graphics and chipsets and products for consumer electronics devices, our primary research and development objective is to develop products and technologies that meet the ever-changing demands of the PC and consumer electronics industries on a timely basis so as to meet market windows. We are also focusing on delivering a range of integrated platforms to serve key markets, including commercial clients, mobile computing, and gaming and media computing. We believe that these integrated platforms will bring customers improved system stability, better time-to-market and increased performance and energy efficiency. Longer-term, our research and development efforts are focused on developing monolithic silicon solutions for specialized uses that are comprised of microprocessors, graphics processors and video processors.

Our research and development expenses for 2006, 2005, and 2004 were $1,205 million, $1,144 million and $934 million. Research and development expenses for 2006 included ATI’s research and development expenses from October 25, 2006 through December 31, 2006. For more information, see “Part II, Item 7, MD&A.”

We conduct product and system research and development activities for our microprocessor products in the United States with additional design and development engineering teams located in Germany, Singapore, China, Japan, Penang, Taiwan and India. In August 2006 we announced the opening of a new research and development facility in Shanghai, China. Also, in September 2006 we announced the opening of a new advanced microprocessor development facility in Fort Collins, Colorado.

We conduct our microprocessor manufacturing process development activities primarily through our joint development agreement with IBM. Under this agreement, we jointly develop new process technologies, including 45-nanometer, 32-nanometer, 22-nanometer and certain other advanced technologies, to be implemented on silicon wafers. Our relationship also includes laboratory-based research of emerging technologies such as new transistor, interconnect, lithography and die-to-package connection technologies. We pay fees to IBM for joint development projects. The actual amounts we pay to IBM are dependent upon the number of partners, including us and IBM, engaged in related development projects under the agreement. In addition, we agreed to pay IBM specified royalties upon the occurrence of specified events, including in the event that we sublicense the jointly developed process technologies to specified third parties or if we bump wafers for a third party. For more information on the fees paid or payable to IBM, see “Part II, Item 7, Contractual Cash Obligations and Guarantees—Unconditional Purchase Commitments,” and “Part I, Item 1A, Risk Factors—We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.”

Under the agreement, our joint development relationship continues through December 31, 2011. However, the continuation of capital purchases by IBM necessary for process development projects under the agreement past December 31, 2008 is conditioned upon the approval of IBM’s board of directors. If IBM’s board of directors does not approve our agreement by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. In addition, our agreement with IBM may be extended further by the mutual agreement of the parties and can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control or can be terminated by either party upon 30 days written notice upon a failure of the other party to perform a material obligation thereunder. Under our agreement, research and development takes place in IBM’s Watson Research Center in Yorktown Heights, N.Y., the Center for Semiconductor Research at Albany NanoTech, and at IBM’s 300-millimeter manufacturing facility in East Fishkill, N.Y.

We conduct research and development activities for our graphics and chipset products and products for consumer electronics devices at design centers located throughout the world, including in the United States,

Canada, India, Finland and China. Due to the rapid pace of technological change in the graphics industry, our strategy is to focus on developing the newest generation of products that meet market and customer requirements on a timely basis so as to meet each market window.

Manufacturing, Assembly and Test Facilities

We own and operate five manufacturing facilities, of which two are microprocessor wafer fabrication facilities and three are microprocessor assembly and test facilities. We developed an approach to manufacturing called Automated Precision Manufacturing, or APM. APM comprises a suite of automation, optimization and real-time data analysis technologies which automate the way decisions are made within our fabrication facilities. We use APM during process technology transitions, and believe APM enables greater efficiency, higher baseline yields, better binning and faster yield learning.

Our microprocessor manufacturing is conducted at the facilities described in the chart below. These facilities are the cornerstone of our flexible capacity growth plan, which focuses on bringing the right amount of capacity online at the right time through ongoing, incremental increases in total output.

Facility Location	Wafer Size (diameter in millimeters)	Principal Production Technology (in nanometers)	Approximate Clean Room Square Footage
Dresden, Germany
Fab 30	200	90	150,000
Fab 36	300	90/65	140,000

During 2006, we manufactured our microprocessor products at Fab 30 and Fab 36 primarily on 90-nanometer process technology. In December 2006, we began manufacturing using 65-nanometer technology at Fab 36. Our goal is to have substantially all of the wafers out of Fab 36 being manufactured on 65-nanometer technology by mid-2007 and to begin manufacturing using 45-nanometer technology in mid-2008.

In May 2006, we announced plans to significantly expand our 300-millimeter manufacturing capacity in Dresden, Germany. The expansion includes the conversion of Fab 30 from manufacturing on 200-millimeter wafers to 300-millimeter wafers, capacity expansion in Fab 36, and the addition of a new facility to support bump and test activities. Bump and test is the final stage of the manufacturing process in which wafers are prepared for assembly and test.

We anticipate that after being converted to a 300-millimeters facility, Fab 30 will be able to handle approximately up to 20,000 300-millimeter wafer starts per month. We intend to begin to decrease 200-millimeter production at Fab 30 in mid 2007, and to bring up 300-millimeter production in early 2008. Use of 300-millimeter wafers can contribute to decreasing manufacturing costs per unit and helps increase capacity by yielding significantly more chips per wafer than 200-millimeter wafers. Use of smaller process geometries allows us to put more transistors on an equivalent size chip, which can result in products that are higher performing, use less power and/or cost less to manufacture.

Another facet of our flexible capacity growth strategy involves working with third-party foundries, and to this end, we have sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing pursuant to which Chartered is an additional manufacturing source for our AMD64-based microprocessors. In June 2006, we began our first revenue shipments of microprocessors manufactured at Chartered. We also have foundry arrangements with third parties for the production of our embedded processors, graphics and chipset products and products for consumer electronics devices.

In anticipation of the potential need for increased manufacturing capacity over the longer term, on December 22, 2006, we entered into a Grant Disbursement Agreement with the New York State Urban

Development Corporation d/b/a Empire State Development Corporation, or ESDC, in connection with a potential new 300-millimeter wafer fabrication facility on the Luther Forest Technology Campus in Saratoga County, New York. Under the agreement, AMD would be able to construct a new facility designed to produce 300-millimeter wafers using 32-nanometer process technology between July 2007 and July 2009. However, we are not obligated to commence construction, and our decision regarding proceeding with the construction is dependent on business conditions and market demand. Should we choose to build the facility, the State of New York is required to issue bonds or otherwise fund the project and related research and development in the amount of $650 million. Actual disbursement of funds occurs as we submit appropriate documentation verifying that expenditures on the project have been incurred. If we move forward with the project, we must complete the construction of the facility in accordance with the final plans and specifications approved in writing by ESDC and must maintain business operations on the Luther Forest Technology Campus for a minimum of seven years after the date full employment at the facility is first achieved. Funds disbursed to us may be subject to repayment, in whole or part, if we do not attain and or maintain certain levels of employment for specified periods of time.

Our current microprocessor assembly and test facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly
Singapore	194,000	Test, Mark & Packaging
Suzhou, China	44,310	Test, Mark & Packaging

Some assembly and final testing of our microprocessor and embedded processor products is performed by subcontractors in the United States and Asia.

With respect to our graphics and chipset products and products for consumer electronics devices, we have strategic relationships with three semiconductor foundries, Taiwan Semiconductor Manufacturing Company, United Microelectronics Corp. and Chartered. Currently, we are in volume production in TSMC’s and UMC’s 300-millimeter fabrication facilities. As of December 31, 2006, our graphics and chipset products and products for consumer electronics devices were manufactured on 80-, 90-, 110-, 130-, 150 or 180-nanometer process technologies at third party foundries. Smaller process geometries can lead to gains in graphics processing performance, lower power consumption and lower per unit manufacturing costs. We intend to transition to 65-nanometer process technology for some of these products in 2007.

From the foundry, wafers for our graphics products are delivered to our test, assembly and packaging partners including Advanced Semiconductor Engineering Group, Amkor, King Yuan Electronics, Siliconware Precision Industries and STATS-Chippac, who package and test the final application-specific integrated circuit.

We outsource board-level graphics product manufacturing to third-party manufacturers. These include Celestica, Fairway and PC Partner with locations in China. Our facility in Markham, Ontario, Canada is primarily devoted to prototyping and trial runs for new graphics product introductions.

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

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 31, 2006, we had more than 6,000 patents in the United States and over 1,600 patent applications pending in the United States, including more than 600 patents in the United States and 400 patent applications in the United States that we acquired from ATI. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

In connection with the formation of Spansion LLC as of June 2003 and the closing of Spansion’s initial public offering, or IPO, in December 2005, we and Fujitsu transferred to Spansion various intellectual property rights pursuant to an Intellectual Property Contribution and Ancillary Matters Agreement, or IPCAAMA. Under the IPCAAMA, Spansion became the owner or joint owner with each of us and Fujitsu, of specified patents, patent applications, trademarks and other intellectual property rights and technology. The patents that we transferred included patents and patent applications covering Flash memory products and technology, the processes necessary to manufacture Flash memory products, and the operation and control of Flash memory products. We reserved rights, on a royalty free basis, to practice the contributed patents and to license these patents to our affiliates and successors-in-interest. We also have the right to use the jointly-owned intellectual property for our internal purposes and to license such intellectual property to others to the extent consistent with our non-competition obligations to Spansion.

In addition, for as long as our ownership interest in Spansion remains above 12.5 percent, Spansion is required to identify its technology to us and to provide copies of, and training with respect to, that technology. Spansion also granted a non-exclusive, perpetual, irrevocable, fully paid and royalty-free license of its rights in this technology to us. We may grant licenses under Spansion’s patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of our patents granted in connection with such license, and the recipient of such license grants to Spansion a license of similar scope under its patents.

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

In addition, as is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the patent cross-license agreement with Intel which was effective as of January 1, 2001. Under this agreement we granted each other a non-exclusive license under each party’s patents for the manufacture and sale of semiconductor products worldwide. We pay Intel a royalty for certain licensed microprocessor products sold by us or any AMD affiliate anywhere in the world. The license applies to each party’s patents that have a first effective filing date during the capture period, which is the period from January 1, 2001 through January 1, 2010. Either party may terminate the agreement if the other party commits a material breach of the agreement and does not correct the breach within 60 days after receiving written notice thereof. In addition, either party may terminate the agreement upon 60 days written notice in the event of a filing by the other party of a petition in bankruptcy or insolvency, or any adjudication thereof, the filing of any petition seeking reorganization under any law relating to bankruptcy, the appointment of a receiver, the making of any assignment for the benefit of creditors, the institution of any proceedings for the liquidation or winding up of the other party’s business, or in the event of a change of control. For purposes of our agreement with Intel, change of control means a transaction or a series of related transactions in which (i) one or more related parties who did not previously own at least a 50 percent interest in a party obtain at least a 50 percent interest in such party, and, in the reasonable business judgment of the other party, such change in ownership will have a material effect on the other party’s business, or (ii) a party acquires, by merger, acquisition of assets or otherwise, all or any portion of another legal entity such that either the assets or market value of such party after the close of such transaction are greater than one and one third of the assets or market value of such party prior to such transaction.

Backlog

We manufacture and sell standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience and the fact that substantially our entire order backlog is cancelable, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Employees

As of December 31, 2006, we had approximately 16,500 employees.

Environmental Regulations

Many aspects of our business operations and products are regulated by domestic and international environmental laws and regulations. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and requirements with respect to treatment, transport, storage and disposal of solid and hazardous wastes. If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, import/export restrictions, sales limitations, and/or criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses to comply with environmental regulations. Any failure to adequately control the use, disposal or storage, or discharge of hazardous substances could expose us to future liabilities that could have a material adverse effect on our business. We believe we are in material compliance with applicable environmental requirements and do not expect those requirements to result in material expenditures in the foreseeable future.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. While we have budgeted for foreseeable associated expenditures, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our new semiconductor graphics business that we have added through the acquisition of ATI. It is possible that Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets, which could shrink the total available market for certain of our discrete GPUs, that Intel could re-enter the discrete GPU market, or that Intel will take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as designing a proprietary graphics interface. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost significantly less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs. The success of our graphics business is dependent, in part, upon the success of our integrated chipset products. If our graphics products do not successfully address the discrete GPU and integrated chipset markets, our graphics business could be adversely affected.

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

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel currently manufactures a large portion of its processors using 65-nanometer technology whereas we only began commercial shipments of processors manufactured using 65-nanometer technology in the fourth quarter of 2006. To the extent Intel manufactures a significantly larger portion of its microprocessor products using smaller process technologies, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products, which may result in market share gains for Intel.

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

The success of our recent acquisition of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of ATI with the businesses of AMD, and failure to realize these anticipated benefits could cause our business to be materially adversely affected. Our success in realizing these benefits and the timing of this realization depends upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	bridging possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures and systems;

•	coordinating sales and marketing functions;

•	preserving our and ATI’s customer, supplier, ecosystem partner and other important relationships;

•	aligning and executing on new products roadmaps;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that our integration of ATI will result in the realization of the full benefits that we anticipate will result from the acquisition. For example, it is possible that as a result of the acquisition, previous ATI customers of discrete GPUs may decide to purchase products that can be used with Intel platforms from one of our competitors or that ecosystem partners will be wary of continuing to do business with us because they view the former ATI operations as competitive with portions of their business. Any inability to integrate successfully, or a delay in integrating, ATI could have a material adverse effect on us.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. We also make substantial investments in research and development related to product design and anticipate that we will continue to do so in the future. For example, we recently opened a research and development facility in Shanghai and an advanced microprocessor development facility in Fort Collins, Colorado. Similarly, in connection with the recent acquisition of ATI, we plan to continue to invest in research and development related to our graphics and chipset products and products for consumer electronics devices, including new integrated platforms and our design initiative called “Fusion.” Moreover, in connection with the acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to

ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. We anticipate that under this agreement, we will pay fees to IBM of between $473 million and $523 million in connection with joint development projects from 2007 to 2011.

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

The success of our business is dependent upon our ability to introduce products on a timely basis with required features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, such as what occurred with the multiple delays in the launch of our R600 GPU for the high-end category of the PC market, we may lose credibility and our competitors may be able to take advantage of these delays by launching higher performing products before we do, which could cause us to lose market share and force us to discount the selling price of our products. Delays in developing or qualifying new products can also cause us to miss our customers’ product design windows.

Market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain overall corporate average selling prices. If we are unable to introduce new products such as quad-core processors or launch new products with sufficient increases in average selling price or increased unit sales volumes capable of offsetting these reductions in average selling prices of existing products, our revenues, inventories, gross margins and operating results could be adversely affected.

Our ability to design and introduce new graphics products in a timely manner is dependent upon third party intellectual property.

In the design and development of new graphics products and graphics product enhancements, we rely on third-party intellectual property such as software development tools. Historically, ATI has experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from graphics products in the future may exceed the capabilities of the software development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

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

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. Our historical financial results have also been subject to substantial fluctuations. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

•	substantial declines in average selling prices;

•	the cyclical nature of supply/demand imbalances in the semiconductor industry;

•	a decline in demand for end-user products (such as PCs) that incorporate our products;

•	excess inventory levels in the channels of distribution, including those of our customers; and

•	excess production capacity.

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

Our microprocessor business is dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our products may not grow and may even decrease. If demand for computers is below our expectations, we could be materially adversely affected.

The business we acquired from ATI is also dependent upon the market for mobile and desktop PCs, the consumer electronics market and, in particular, the markets for digital TVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. A market decline in any of these industries would have a material adverse effect on our results of operations.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. In 2006, sales of our products to high-growth markets such as China increased significantly compared to 2005, and these markets are an important area of future growth for us. If demand from these markets is below our expectations, sales of our products may not grow, and may even decrease, which would have a material adverse effect on us.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will intensify in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products in particular, some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. In addition, as a result of the ATI acquisition, Intel may discriminate against us and put us as a competitive disadvantage by giving our competitors in the graphics market preferential access to interface or other useful information. Generally, we may not be able to compete effectively because of Intel’s market dominance and business practices designed to maintain it.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that support our microprocessor offerings. In addition, despite our recent acquisition of ATI, we continue to work with other third parties for graphics chips in order to provide our customers with a greater choice of technologies to best meet their needs.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent cross-license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. If we are unable to secure sufficient support for our microprocessor products from designers and manufacturers of motherboards and chipsets, our business would be materially adversely affected. Our recent acquisition of ATI could exacerbate this problem because we plan to design and supply a significantly greater amount of graphics products ourselves. Doing so could cause third-party designers, manufacturers and suppliers to be less willing to do business with us or to support our products out of a perceived risk that we will be less willing to support their products or because we may compete with them. As a result, these third-party designers, manufacturers and suppliers could forge relationships, or strengthen their existing relationships, with our competitors. If the designers, manufacturers and suppliers of graphics chips, motherboards, and other components decrease their support for our product offerings and increase their support for the product offerings of our competitors, our business could be materially adversely affected.

We must achieve further market acceptance of our 64-bit technology, AMD64, or we will be materially adversely affected.

We are making substantial investments in our microprocessor roadmaps and platforms, particularly as we transition from dual-core to multi-core processors. Increasing market acceptance of our processors, and the AMD64 technology on which they are based, is subject to risks and uncertainties including:

•

the continued support of application program providers for our 64-bit instruction set, including timely development of 64-bit software applications and applications that can take advantage of the functionality of our multi-core processors;

•	our ability to produce these processors in a timely manner using advanced process technologies, in the volume and with the performance and feature set required by customers; and

•	the availability, performance and feature set of components designed for these processors, in the volume and with the performance and feature set required by our customers.

If we are unable to achieve further market acceptance of our AMD64 technology, we would be materially adversely affected.

If we are ultimately unsuccessful in any of our antitrust lawsuits against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District

of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with AMD. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007, adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing AMD from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court also set an immovable trial date of April 27, 2009.

If our antitrust lawsuits against Intel are ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for almost half of our total revenue in 2006. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, for the period from October 25, 2006 to December 31, 2006, one handset manufacturer accounted for more than half of the revenue, and one game console provider accounted for a significant portion of the revenue, of our Consumer Electronics segment. Moreover, two customers accounted for approximately one third of the revenue of our Graphics and Chipsets segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

Our operating results are subject to quarterly and seasonal sales patterns.

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control.

Manufacturing capacity constraints and manufacturing capacity utilization rates may have a material adverse affect on us.

There may be situations in which our microprocessor manufacturing facilities are inadequate to meet the demand for certain of our microprocessor products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse effect on our relationships with customers, which could have a material adverse effect on us.

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. Although Chartered has begun production, the ability of Chartered to continue to ramp production on a timely basis depends on several factors beyond our control, including Chartered’s ability to continue to implement our technology at their facilities on a timely basis.

In addition, the additional capacity gained through the use of 300-millimeter wafers at Fab 36 and our plans to increase capacity at Fab 36 and convert Fab 30 into a 300-millimeter wafer manufacturing facility play a fundamental role in our growth plans for the next several years. In order to transition Fab 30 to a 300-millimeter facility, we plan to incrementally bring down its 200-millimeter output beginning in mid 2007, and we do not expect to have any 300-millimeter output until early 2008. If we are not able to achieve our production plans on a timely basis, we may not have sufficient manufacturing capacity to meet anticipated demand for our microprocessor products. If we cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

We rely on third party foundries and other contractors to manufacture certain products.

We rely on independent foundries such as Taiwan Semiconductor Manufacturing Company and United Microelectronics Corp. to manufacture our graphics and chipset products. Chartered Semiconductor manufactures some of our microprocessor products and products for consumer electronics devices. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products and products for consumer electronics devices on a purchase order basis and these foundries are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics and consumer electronics businesses depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use fabricate wafers for other companies, including certain of our competitors. With respect to our graphics and chipset products and products for consumer electronics devices, they could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific graphics product in a short time frame. Other risks associated with our dependence on third-party manufacturers include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics and consumer electronics businesses may be adversely affected and this could have an adverse effect on us.

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

If we fail to improve the efficiency of our supply chain in order to respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. In the second half of 2006, we experienced challenges in the ability of our supply chain to keep up with the significant ramp in microprocessor units sold across a diverse set of customers and geographies and to deliver products on a timely basis. Also, the breadth of our product portfolio increased significantly as a result of our acquisition of ATI, which put stress on our supply chain. If we fail to adequately improve the efficiency of our supply chain and adjust our operations in response to future increases or changes in OEM demand for our products, our business could be materially adversely affected.

Industry overcapacity could cause us to under-utilize our microprocessor manufacturing facilities and have a material adverse effect on us.

Both we and our competitor, Intel, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies, and we plan on further increasing our capacity by expanding the production capacity of Fab 36 and converting Fab 30 into a 300-millimeter wafer manufacturing facility. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products for which demand is lower than we anticipate.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, and delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. For example, beginning in mid-2007 we plan to incrementally bring down 200-millimeter output at Fab 30 in order to transition this facility to 300-millimeter manufacturing. While this facility is being converted, we will have some fixed costs that cannot be scaled down in proportion.

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

Similarly, the operating results of our graphics and consumer electronics businesses are dependent upon achieving planned semiconductor manufacturing yields. Our graphics and chipset products and products for consumer electronics devices are manufactured at independent foundries, but we have the responsibility for product design and the design and performance of the tooling required for manufacturing. Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. In addition, yield problems require cooperation by and communication between us and the manufacturer and sometimes the customer as well. The offshore location of our principal manufacturers compounds these risks, due to the increased effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot assure you that we or our foundries will identify and fix problems in a timely manner, and achieve acceptable manufacturing yields in the future. Our inability, in cooperation with our independent foundries, to achieve planned production yields for these products could have a material adverse effect on us. In particular, failure to reach planned production yields over time could result in us not having sufficient product supply to meet demand and/or higher production costs and lower gross margins for our graphics and consumer electronics businesses. This could materially adversely affect us.

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

For 2007, we plan to make approximately $2.5 billion of capital expenditures, primarily related to expanding production capacity at Fab 36, beginning the conversion of Fab 30 from manufacturing on 200-millimeter wafers to 300-millimeter wafers and purchasing equipment for a new facility to support bump and test activities. However, our ability to fund these capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing, if necessary.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, in order to finance our acquisition of ATI, we borrowed $2.5 billion pursuant to a Credit Agreement with Morgan Stanley Senior Funding Inc. dated October 24, 2006 (October 2006 Term Loan). While amounts remain outstanding under this agreement, we are required to prepay these amounts with (i) 100 percent of the net cash proceeds from any debt incurred by us or a restricted subsidiary, (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sales of capital stock of Spansion Inc. See “Part II, Item 7, MD&A—Liquidity,” for additional information on the definition of “excess cash flow.” These mandatory prepayment requirements limit our ability to use our cash flow, borrow additional funds or conduct equity offerings for future working capital, capital expenditures, acquisitions or other general corporate purposes. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position.

As of December 31, 2006 we had consolidated debt of approximately $3.8 billion. In addition, a significant portion of our consolidated debt bears a variable interest rate, which increases our exposure to interest rate fluctuations. Our substantial indebtedness may:

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

In addition, amounts outstanding under our October 2006 Term Loan are secured by, among other things, our accounts receivable, a pledge of the capital stock of specific material subsidiaries, specific intercompany debt, and proceeds from any sale of our equity interest in Spansion Inc. Moreover, as a result of the security interest granted to Morgan Stanley, holders of our outstanding 7.75% Senior Notes due 2012 (7.75% Notes) received an equal and ratable security interest. These assets are not available to be used as security in other borrowing arrangements, which may also have a material adverse effect on our ability to borrow additional funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The October 2006 Term Loan and the indenture governing our 7.75% Notes contain various covenants that limit our ability to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met;

•	enter into certain types of transactions with affiliates;

•	make or commit to make any capital expenditures in the ordinary course of business exceeding a certain amount;

•	issue or sell any shares of capital stock of our restricted subsidiaries;

•	permit domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the October 2006 Term Loan; and

•	permit our Consolidated Net Senior Secured Leverage Ratio (as defined in the October 2006 Term Loan) to exceed 2.25 to 1.00.

In addition, the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of our Germany subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

Moreover, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the October 2006 Term Loan or the indenture governing our 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the lenders under the October 2006 Term Loan or the note holders or the trustee under the indenture governing our 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to comply with the covenants in the subsidy grant documents that we receive from the State of Saxony, the Federal Republic of Germany and/or the European Union for Fab 30, Fab 36 or other research and development projects we may undertake in Germany, we may forfeit or have to repay our subsidies, which could materially adversely affect us.

We receive capital investment grants and allowances from the State of Saxony and the Federal Republic of Germany for Fab 36. We have also received capital investment grants and allowances as well as interest subsidies from these governmental entities for Fab 30. From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with any of the covenants in the grant documents, we could be materially adversely affected.

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

Products as complex as those we offer may contain defects or failures when first introduced or when new versions or enhancements to existing products are released. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect us.

In addition, because we sell directly to consumers, we could be subject to potential product liability claims if one of our products causes, or merely appears to have caused, an injury. Claims may be made by consumers or others selling our products, and we may be subject to claims against us even if an alleged injury is due to the actions of others. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business.

Our receipt of royalty revenues is dependent upon the success of third-party products.

Our graphics technology for the game console market is being used in the Nintendo GameCube, Nintendo Wii and Microsoft® Xbox 360™ game consoles. The only revenues that we receive from these technology platforms are in the form of non-recurring engineering revenues, as well as royalties paid to us by Nintendo and Microsoft based upon the market success of their products. Accordingly, our royalty revenues will be directly related to the sales of these products. We anticipate royalties in future years resulting from our agreements with Nintendo and Microsoft. However, we have no control over the marketing efforts of Nintendo and Microsoft and we cannot assure you that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these technology platforms may not be fully realized, and our operating results may be adversely affected.

Our entry into new consumer markets is subject to a number of uncertainties.

As a result of the ATI acquisition, we sell products for the consumer electronics market, including digital TVs and color mobile phones. There are a significant number of competitors targeting this market. The delay in acceptance of digital TV technology has also provided further opportunities for competitors to enter this market. In addition, as the telecommunications, cable and consumer electronics industries and their suppliers undergo a period of convergence, we expect that competition will increase in these markets. Our ability to succeed in these new consumer markets is subject to a number of uncertainties, including acceptance of our graphics and multimedia processors, the development of new technologies sufficient to meet market demand, the need to develop customer relationships, different sales strategies and channels, new and different industry standards from those in the PC market and changing strategic alliances. We cannot assure you that we will be able to successfully compete in this new market. If we are unable to successfully introduce products and compete in this market, we could be materially adversely affected.

Our inability to continue to attract and retain qualified personnel may hinder our product development programs.

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing, sales and executive personnel, including the more than 4,000 employees we acquired through the ATI acquisition. If we are not able to continue to attract, retain and motivate qualified personnel necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which are difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Because market conditions are uncertain, these and other factors could materially adversely affect us.

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

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions, as well as provide return rights for any product that we have removed from our price book and that is not more than twelve months older than the manufacturing code date. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors would materially adversely affect us because our revenue would decline.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue was 75 percent in 2006, and China was one of our largest and fastest growing markets.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and yen, and as a result of our recent acquisition of ATI, the Canadian dollar. As a consequence, movements in exchange rates could cause our Canadian dollar and euro-denominated expenses and yen-based raw material purchases to increase as a percentage of revenue, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of expenditures for items such as payroll, equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products entering the market result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channel compete with heavily discounted gray market products, which adversely affect demand for our products. In addition, our inability to control gray market activities could result in customer satisfaction issues, because any time products are purchased outside our authorized distribution channel, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or used products represented as new. Our inability to control sales of our products on the gray market could have a material adverse effect on us.

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

From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain. In addition, as a result of our acquisition of ATI, we have assumed responsibility for ATI’s legal proceedings which include a securities litigation proceeding and a consumer class action. In November 2006, we received a subpoena for documents and information in connection with the U.S. Department of Justice’s criminal investigation into potential antitrust violations related to graphics processing units and cards. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. Any claim that is successfully asserted against us may cause us to pay substantial damages.

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

Our operations and properties are subject to various United States and foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities or other environmental or natural resource damage.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging, and we continue our work to ensure compliance across product lines. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. We have management systems in place to identify and ensure compliance with such requirements and have budgeted for foreseeable associated expenditures. However, we cannot assure you that future environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries used to manufacture our graphics and chipset products and products for consumer electronics devices are located in Hsin Chiu and Tainan, Taiwan. A significant amount of our inventories for our graphics and consumer electronics businesses are stored in Taiwan prior to delivery to customers. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. On September 22, 1999, Taiwan suffered a major earthquake that measured 7.6 on the Richter scale and disrupted the operations of these manufacturing suppliers and contributed to a temporary shortage of graphics processors. Additional earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur in the future. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

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

For example, the Canadian Revenue Agency, or CRA, is in the process of auditing ATI for the years 1999 - 2004 with respect to transactions between ATI and its subsidiaries. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

Risks Related to Our Ownership of Spansion Inc. Common Stock

Spansion’s financial position, results of operations and cash flows were consolidated with ours through December 20, 2005, but as a result of its initial public offering, we currently report our interest in Spansion using the equity method of accounting. Following Spansion’s IPO, we owned approximately 38 percent of Spansion’s outstanding common stock. In November 2006 we sold shares of Spansion’s common stock, and as a result, as of December 31, 2006, we owned approximately 21 percent of Spansion’s outstanding common stock. Our 21 percent share of Spansion’s net income (loss) will impact our net income (loss). The following risks and uncertainties that Spansion faces could affect Spansion’s financial position or results of operations and correspondingly our financial position and results of operations. These are not the only risks and uncertainties that Spansion faces. Spansion also faces many of the risks and uncertainties that we face as described above in this “Risk Factors” section, as well as those set forth in Spansion’s Annual Report on Form 10-K and other SEC filings, to which we refer you.

The demand for Spansion’s products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on Spansion’s results of operations.

Sales of Spansion’s Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006, wireless customers, which primarily consist of mobile phone OEMs represented the largest market for NOR Flash memory. In fiscal 2006 and fiscal 2005, sales to wireless Flash memory customers drove a majority of Spansion’s sales.

Similarly, sales of Spansion’s products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, PCs and PC peripheral equipment such as printers. Sales of Spansion’s products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2005 and fiscal 2006, sales to embedded Flash memory customers drove a significant portion of Spansion’s sales.

If demand for mobile phones or products in the embedded portion of the Flash memory market, or the Flash memory content of these products, is below Spansion’s expectations, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, Spansion would be materially adversely affected.

Spansion has lost key intellectual property arrangements because it is no longer a beneficiary of our patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against Spansion.

As a majority owned subsidiary through December 20, 2005, Spansion had been the beneficiary of our intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in Spansion’s products and software used to operate its business. As a result of the conversion of Spansion’s outstanding shares of Class D common stock into shares of Spansion’s Class A common stock in November 2006, Spansion ceased to be a beneficiary under most of the remainder of these license agreements. As a result, Spansion may be subject to claims that it is infringing intellectual property rights of third parties through the manufacture and sale of Spansion’s products and the operation of Spansion’s business. Therefore, absent negotiating its own license agreements with the third parties who own such intellectual property, Spansion will be vulnerable to claims by such parties that Spansion’s products or operations infringe such parties’ patents or other intellectual property rights.

Spansion will continue to attempt to negotiate its own agreements and arrangements with third parties for intellectual property and technology that are important to Spansion’s business, including the intellectual property that it previously had access to through its relationship with us. Spansion will also attempt to acquire new patents as Spansion’s success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of its patent portfolio relative to that of the third party with which it is negotiating. If the third-party benefits from an existing patent cross-license agreement with us or Fujitsu, in many cases it will retain the rights that it has under that agreement, including rights to utilize the patents that we and Fujitsu transferred to Spansion in connection with Spansion’s reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to Spansion or acquired by Spansion subsequent to Spansion’s reorganization and prior to Spansion’s IPO or, in some cases, at the time of the conversion of the Class D common stock. Spansion’s negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of Spansion’s patents, while Spansion no longer has the right to utilize that party’s patents. As a result, Spansion may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in Spansion’s products or software used to operate Spansion’s business,

Spansion may not be able to negotiate prices with these third parties on terms as favorable to Spansion as those previously available to Spansion because it is not able to take advantage of our size and purchasing power. These parties, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive and time-consuming. Spansion cannot be sure that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of Spansion’s products, would have a material adverse effect on Spansion.

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

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. In 2005, and the first half of 2006, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to be a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- or Quad-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND- or Quad-based products for their applications, Spansion may be materially and adversely affected. Moreover, some floating gate NAND vendors are manufacturing on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than Spansion uses today to offer products competitive to Spansion’s at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, Spansion’s market share may decrease, which would materially adversely affect Spansion.

Competitors may introduce new memory or other technologies that may make Spansion’s Flash memory products uncompetitive or obsolete.

Spansion’s competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as a viable alternative to Flash memory, these or other technologies could pose a competitive threat to a number of Flash memory companies, including Spansion. In addition, Spansion and some of Spansion’s competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property may allow these competitors to develop Flash memory technology that may compete with MirrorBit technology.

If Spansion fails to successfully develop products based on its new MirrorBit NOR, or MirrorBit ORNAND or MirrorBit Quad architectures, or if there is a lack of market acceptance of products based on these products, Spansion’s future operating results would be materially adversely affected.

Spansion is positioning itself to address the increasing demand for higher density data optimized Flash memory by offering products based on its new MirrorBit ORNAND and MirrorBit Quad architectures. The success of these architectures requires that Spansion timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. Spansion began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and announced the MirrorBit Quad-based family of products in January 2007. However, if Spansion fails to develop and commercialize these products and additional products based on these architectures on a timely basis, Spansion’s future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on Spansion’s MirrorBit technology occurs at a slower rate than Spansion anticipates, its ability to compete will be reduced, and Spansion would be materially adversely affected. If Spansion does not achieve market acceptance of these products or subsequent MirrorBit products, Spansion’s future operating results would be materially adversely affected.

The loss of a significant customer or a reduction in demand for Spansion’s Flash memory products from a significant customer in the mobile phone market could have a material adverse effect on Spansion.

Sales of Spansion’s products are dependent to a large extent on demand for mobile phones. Historically, a small number of wireless Flash memory customers have driven a substantial portion of Spansion’s net sales. If one of these customers decided to stop buying Spansion’s Flash memory products, or if one of these customers were materially to reduce its operations or its demand for Spansion’s products, Spansion could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 Spansion was materially adversely affected by the reduced demand for mid-range wireless handsets that incorporate custom high density NOR-based Flash memory solutions.

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

Spansion may need to assess markets for external financing, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Any equity financing would cause dilution to its stockholders. Spansion’s inability to obtain needed financing or to generate sufficient cash from operations may require it to abandon projects or curtail capital expenditures. If Spansion cannot generate sufficient operating cash flows or obtain external financing, it may be delayed in achieving, or may not achieve, needed manufacturing capacity, and Spansion could be materially adversely affected.

If Spansion is unable to timely and efficiently expand its manufacturing capacity to implement 300-millimeter wafer capacity at SP1, Spansion’s business, results of operations or financial condition could be materially adversely affected.

Spansion intends to expand its manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at SP1. Spansion’s goal is to have 65- and 45-nanometer process technology on 300-millimeter wafer capacity in place in fiscal 2008. In fiscal 2006 Spansion commenced a plan to spend approximately $1.2 billion over three years to construct and equip its planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which Spansion refers to as SP1. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If Spansion does not achieve its desired capacity at the anticipated cost, or if Spansion cannot obtain suitable financing, Spansion may be delayed in achieving, or may not achieve, such capacity, and Spansion could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on Spansion’s ability to execute its plan for constructing and equipping the facility and other factors that may be beyond its control, such as delivery schedules for the required machinery and equipment and construction schedules. If Spansion is delayed in implementing this capability or is unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, it will not achieve anticipated cost savings associated with this technology and its gross margins could decline. Even if Spansion is successful in implementing this capacity, if the demand for its products is not sufficient to support the additional capacity when it becomes available, it could be materially and adversely affected.

If Spansion’s cost reduction efforts are not effective, Spansion’s business could be materially adversely affected.

Spansion continues to undertake a number of actions in an effort to significantly reduce its expenses. These actions include and have included streamlining operations, continuing to align manufacturing utilization to the level of demand for Spansion products, controlling increasing testing costs and working with us and Fujitsu to reduce costs under services agreements. We cannot assure you that any of these actions will occur as anticipated or at all, or that Spansion will be able to achieve significant cost reductions. If Spansion’s cost reduction efforts are unsuccessful, Spansion would be materially adversely affected.

Manufacturing capacity constraints may have a material adverse affect on Spansion.

There may be situations in which Spansion’s manufacturing capacity is inadequate to meet the demand for some of its products. Spansion increasingly depends on foundry, subcontractor and similar arrangements with third parties to meet demand. Spansion’s arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which it relies does not have the capacity to deliver an adequate amount of product to meet actual demand, Spansion may not be able to obtain the manufacturing capacity, either in its own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of Spansion’s products exceeded the available supply. As a result, Spansion was unable to meet the demand of some of its customers for these products. This could adversely impact Spansion’s relationships with customers, cause harm to Spansion’s reputation in the marketplace, cause these customers to move future business to Spansion’s competitors or cause Spansion to make financial concessions to its customers. Any of these occurrences could have a material adverse effect on Spansion. Also, in the third and fourth quarters of fiscal 2005 and the third quarter of fiscal 2006, Spansion experienced capacity constraints for final test and assembly of some of its products. These constraints continued into the fourth quarter of fiscal 2006. While Spansion has worked internally and with subcontractors to increase capacity to meet anticipated demand, it cannot be assured that it will not experience similar constraints in the future. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. If Spansion is unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in its own facilities or through foundry, subcontractor or similar arrangements with third parties, or if it is unable to obtain foundry services at competitive rates, Spansion’s business may be materially adversely affected.

Spansion’s increased reliance on third-party manufacturers entails risks that could materially adversely affect Spansion.

Spansion currently obtains foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and following the sale of its JV1 and JV2 manufacturing facilities Spansion will also obtain foundry services from Fujitsu. Spansion also uses independent contractors to perform some of the assembly, testing and packaging of its products. Third-party manufacturers are often under no obligation to provide Spansion with any specified minimum quantity of product. Spansion depends on these manufacturers to allocate to Spansion a portion of their manufacturing capacity sufficient to meet Spansion’s needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to Spansion on a timely basis at acceptable prices. These manufacturers may not be able to meet Spansion’s near-term or long-term manufacturing requirements. These manufacturers also make products for other companies, including certain of Spansion’s competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to Spansion or, in the absence of price guarantees, increase the prices they charge Spansion on short notice, such that Spansion may not be able to pass cost increases on to Spansion’s customers. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, Spansion may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy Spansion’s production requirements. In addition, Spansion may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with Spansion’s increased dependence on third-party manufacturers include: their ability to adapt to Spansion’s proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of Spansion’s intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If Spansion is unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, Spansion’s ability to meet customer demand for its products may be adversely affected, which could have a material adverse effect on Spansion.

Spansion’s business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect Spansion’s results of operations unless it is able to reduce its costs or introduce new products with higher average selling prices.

Average selling prices for Spansion’s products historically have declined over relatively short time periods. Spansion is unable to predict pricing conditions for future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of Spansion’s products have decreased during the products’ lives. When Spansion’s average selling prices decline, its net sales and net income decline unless it is able to compensate by selling more units, reducing its manufacturing costs or introducing new, higher margin products that have higher densities and/or incorporate advanced features. Spansion has experienced declining average selling prices in the past, and it has stated that it expects to continue to experience them in the future, although Spansion cannot predict when they may occur or how severe they will be. If Spansion’s average selling prices continue to decline, its operating results could be materially adversely affected. In addition, average selling prices for Spansion’s products may also be adversely affected by a significant decline in the price for NAND products. Such a decline may result in downward price pressure in the overall Flash memory market, which would adversely affect Spansion.

Spansion is party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products.

Tessera, Inc. filed a lawsuit against Spansion alleging that it has infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed Spansion that Texas Instruments has asserted that a number of its products infringe some of Texas Instruments’ patents. Fujitsu has also provided Spansion with formal notice that they believe Spansion has a duty to defend or indemnify Fujitsu against Texas Instruments’ claims under the terms of its distribution agreement. Since then, Spansion and Fujitsu have been discussing the issues raised by this notice and if Fujitsu were to terminate the distribution agreement with Spansion, it could have a material adverse effect on Spansion. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on Spansion.

Intense competition in the Flash memory market could materially adversely affect Spansion.

Spansion’s principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, Spansion’s principal competitors may also include SanDisk Corporation and IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, Spansion’s competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for Spansion’s products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted its results of operations. Some of Spansion’s competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than Spansion is and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

Moreover, some of Spansion’s competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than Spansion uses today to offer products competitive to Spansion’s at a lower cost.

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

Spansion has also stated that it expects to face competition as it addresses new applications with the introduction of Spansion’s MirrorBit ORNAND- and MirrorBit Quad-based products. These products are intended to allow Spansion to compete in the data storage portion of the integrated category and select portions of the removable category of the Flash memory market that might otherwise be served by NAND-based Flash memory products or other non-volatile storage technologies such as ROM or optical discs. As a result, Spansion may compete with a number of established NAND-based Flash memory vendors and other incumbent suppliers of alternative technology in marketing and selling these products. Moreover, Spansion’s MirrorBit ORNAND- and MirrorBit Quad-based products may not have the price, performance, quality and other features necessary to compete successfully for these applications.

To compete successfully, Spansion must decrease its manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices. If Spansion is unable to compete effectively, it could be materially adversely affected.

If essential equipment or adequate supplies of satisfactory materials are not available to manufacture Spansion’s products, Spansion could be materially adversely affected.

Spansion’s manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. Spansion purchases equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to Spansion or increase prices due to capacity constraints or other factors. Because the equipment that Spansion purchases is complex, it is difficult for Spansion to substitute one supplier for another or one piece of equipment for another. Some raw materials Spansion uses in the manufacture of Spansion’s products are available from a limited number of suppliers. Spansion’s manufacturing operations also depend upon the quality and usability of the materials Spansion uses in its products, including raw materials and wafers Spansion receives from its suppliers. For example, in the third quarter of fiscal 2006, Spansion had lower than expected yields on 12,000 raw wafers received from one of its suppliers and Spansion’s revenue and gross margins were adversely affected. If the materials Spansion receives from its suppliers do not meet Spansion’s manufacturing requirements or product specifications, Spansion may be materially adversely affected.

Spansion also relies on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of Spansion’s vendors. For example, Spansion’s production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of Spansion’s major suppliers, including Samsung, are also Spansion’s competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If Spansion is unable to procure these materials, or if the materials it receives from Spansion’s suppliers do not meet Spansion’s production requirements or product specifications, Spansion may have to reduce its manufacturing operations or its manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on Spansion.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have not received any written comments that were issued more than 180 days before December 31, 2006, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.    PROPERTIES

At December 31, 2006, we owned principal engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, China, Germany, Singapore and Malaysia. These facilities totaled approximately 2.8 million square feet. Of this amount, 2.2 million square feet were located in Dresden, Germany and were used primarily for wafer fabrication, research and development, and administrative offices.

Our main facility with respect to our graphics and chipset products and products for consumer electronics devices is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We have a 50 percent interest in the joint venture company that owns this facility. We own five other facilities in Markham, Ontario that comprise over 165,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 218,000 square feet of land in Singapore and 270,000 square feet of land in Suzhou, China for our microprocessor and test facility. In addition, Fab 30 and Fab 36 are located on approximately 9.7 million square feet of land. Of this amount, Fab 36 owns approximately 5.4 million square feet, and both the facility and the land are encumbered by a lien securing the obligations of AMD Fab 36 KG, the entity that owns the Fab 36 assets, under its EUR 700 Million Term Loan Facility Agreement with a consortium of banks in connection with the Fab 36 project, (Fab 36 Loan Agreements.) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements.”

As of December 31, 2006, we also leased approximately 3.0 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 220,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2011. We are actively marketing this space for sublease. Spansion leases approximately 71,000 square feet from us.

In April 2005, we announced plans for a new campus for design and administrative functions to be developed on approximately 58 acres in Austin, Texas. We expect that the campus will consist of approximately 825,000 square feet. We intend to incorporate advanced environmentally sensitive building techniques and materials during the design, development and construction process and to concentrate development to approximately 33 of the available 58 acres. The remainder of the land would remain undeveloped. Construction of the new campus is underway and we expect that we will occupy the facility in the second half of 2007 or the first half of 2008.

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

ITEM 3.    LEGAL PROCEEDINGS

In addition to ordinary routine litigation incidental to the business, AMD or its indirectly wholly-owned subsidiary, ATI, were party to the following material legal proceedings. The outcome of any litigation is uncertain and should any of these actions or proceedings against us be successful, we may be subject to significant damages awards which could have a material adverse effect on our financial condition.

AMD v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

On June 27, 2005, AMD filed an antitrust complaint against Intel Corporation and Intel Kabushiki Kaisha, collectively “Intel,” in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. The complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that in effect limit Intel’s customers’ ability and/or incentive to deal with AMD. The complaint alleges anti-competitive business practices, including:

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

•

Establishing and enforcing quotas among key retailers, effectively requiring them to stock overwhelmingly or exclusively computers with Intel microprocessors, and thereby artificially limiting consumer choice; and

•	Forcing PC makers and technology partners to boycott AMD product launches or promotions.

AMD has requested the following findings and remedies:

•	A finding that Intel is abusing its market power by forcing on the industry technical standards and products that have as their main purpose the handicapping of AMD in the marketplace;

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

Intel filed its answer on September 1, 2005. On September 26, 2006, the United States District Court for the District of Delaware granted the motion of Intel Corporation to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007, adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing AMD from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court also set an immovable trial date of April 27, 2009. The discovery process is ongoing.

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

In re ATI Technologies, Inc. Securities Litigation.

In August and September 2005, five class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against ATI and certain of its directors and officers on behalf of shareholders who purchased ATI common shares between October 7, 2004 and on or about June 23, 2005. The claims allege that ATI and certain of its directors and officers violated United States securities laws by failing to disclose material facts and making statements that contained misrepresentations about its business and future outlook. It is alleged that as a result of the failure to disclose material facts and the alleged misrepresentations, ATI’s common stock traded at artificially inflated prices until the stock price dropped on the news of ATI’s third quarter results in June 2005. The claims further allege that while in possession of material undisclosed information, certain of ATI’s directors and officers sold a portion of their common shares at inflated prices. On May 23, 2006, the Court dismissed one of the five actions because the plaintiff failed to serve the summons and complaint. The four remaining lawsuits were consolidated into a single action, and on September 8, 2006, the plaintiffs filed a consolidated amended complaint. ATI filed its Motion to Dismiss the Consolidated Amended Complaint on December 4, 2006. On January 25, 2007, class plaintiffs filed their opposition to ATI’s motion to dismiss.

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

Department of Justice Subpoena

On November 29, 2006, AMD received a subpoena for documents and information in connection with the U.S. Department of Justice (DOJ) criminal investigation into potential antitrust violations related to graphics processing units and cards. AMD entered the graphics processor business following our acquisition of ATI on October 25, 2006. The DOJ has not made any specific allegations against AMD or ATI. AMD is cooperating with the investigation.

GPU Class Actions

Currently approximately thirty-six related antitrust actions have been filed against AMD, ATI and Nvidia Corporation, in the Northern District of California, the Central District of California, the District of Massachusetts, the Western District of Wisconsin, the District of South Carolina, the District of Kansas and the District of Vermont. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and Nvidia had received subpoenas from the U.S. Department of Justice Antitrust Division in connection with the DOJ’s investigation into potential antitrust violations related to graphics processing units and cards. All of the actions appear to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust law. Further, each of the complaints is styled as a putative class action and alleges a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. The majority of the complaints propose a class period from November or December 2002 to the present.

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

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 16, 2007, there were 7480 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal year ended December 31, 2006
First quarter	$42.70	$30.16
Second quarter	36.08	23.46
Third quarter	27.90	16.90
Fourth quarter	25.69	19.90

	High	Low
Fiscal year ended December 25, 2005
First quarter	$22.37	$14.63
Second quarter	18.34	14.08
Third quarter	24.03	16.63
Fourth quarter	30.65	20.22

We have never paid any cash dividends on our common stock and have no present plans to do so. Under the terms of our October 2006 Term Loan and the terms of our Indenture for the 7.75% Notes dated October 29, 2004 with Wells Fargo Bank, N.A., as Trustee, we are limited in our ability to pay cash dividends unless we obtain the written consent of the lenders and bondholders. Specifically, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into the respective agreement would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the respective agreement. In addition, our German subsidiary, AMD Fab 36 KG is restricted by the terms of the Fab 36 Loan Agreement from paying cash dividends to us or providing loans or advances to us in certain circumstances without the prior written consent of the lenders.

The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2007 (2007 Proxy Statement) is incorporated herein by reference.

During the period covered by this report, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, or the Act.

On October 25, 2006, we acquired all the outstanding shares of ATI for a combination of approximately $4.3 billion in cash, and approximately 58 million shares of our common stock. The common stock was issued pursuant Section 3(a)(10) of the Act, which provides an exemption from the registration requirements of the Act. The Superior Court of Justice (Ontario) held a hearing regarding, among other things, the fairness of the transaction and approved the transaction. This hearing satisfied the requirements of Section 3(a)(10).

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the fourth quarter of 2006, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 28, 2001 through December 31, 2006. The past performance of our common stock is no indication of future performance.

Comparison of Five Year Total Return

This graph was plotted using the following data:

	Base Period 12/28/01	Years Ending
Company / Index		12/29/02	12/28/03	12/26/04	12/25/05	12/31/06
AMD	100	38.77	89.74	135.04	186.20	124.24
S&P 500 Index	100	76.65	97.70	109.75	117.20	133.53
S&P 500 Semiconductors	100	49.40	91.76	73.56	86.05	75.77

ITEM 6.    SELECTED FINANCIAL DATA

Five Years Ended December 31, 2006

(In millions except per share amounts)

2006(1)(2)	2005(2)	2004(3)	2003(4)	2002
Net Revenue	$5,649	$5,848	$5,001	$3,519	$2,697
Cost of sales	2,856	3,456	3,033	2,327	2,105
Gross margin	2,793	2,392	1,968	1,192	592
Research and development	1,205	1,144	934	852	816
Marketing, general and administrative	1,140	1,016	812	587	670
In-process research and development	416	(5)	—	—	—	—
Amortization of acquired intangible assets and other integration charges	79	(6)	—	—	—	—
Restructuring and other special charges (recoveries), net	—	—	—	(14)	331	(7)
Operating income (loss)	(47)	232	222	(233)	(1,225)
Interest income	116	37	18	20	35
Interest expense	(126)	(105)	(112)	(110)	(71)
Other income (expense), net	(13)	(24)	(49	)(8)	1	(3)
Income (loss) before minority interest, equity in net income (loss) of Spansion Inc. and other and income taxes	(70)	140	79	(322)	(1,264)
Minority interest in consolidated subsidiaries(9)	(28)	125	18	45	—
Equity in net income (loss) of Spansion Inc. and other	(45)	(107	)(10)	—	6	6
Income (loss) before income taxes	(143)	158	97	(271)	(1,258)
Provision (benefit) for income taxes	23	(12)	(7)	6	3	45	(11)
Net income (loss)	$(166)	$165	$91	$(274)	$(1,303)
Net income (loss) per common share
Basic—income (loss)	$(0.34)	$0.41	$0.25	$(0.79)	$(3.81)
Diluted—income (loss)	$(0.34)	$0.40	$0.25	$(0.79)	$(3.81)
Shares used in per share calculation
Basic	492	400	359	347	342
Diluted	492	441	371	347	342
Long-term debt, capital lease obligations and other, less current portion(13)	$4,189	$1,786	$2,043	$2,328	$1,892
Total assets	$13,147	$7,288	$7,844	$7,050	$5,694

(1)	2006 includes the operations of ATI for the period from October 25, 2006 through December 31 2006. As a result 2006 is not fully comparable to prior periods.
(2)

Consolidated statement of operations data for 2005 includes the results of operations for our former Memory Products segment through December 20, 2005. From December 21, 2005, the date that Spansion closed its IPO, through December 25, 2005 and for all of 2006 we used the equity method of accounting to reflect our share of Spansion’s net income (loss). We include this information under the caption, “Equity in net income (loss) of Spansion Inc. and other,” on our consolidated statement of operations. Therefore, 2006 is not fully comparable to prior periods.

(3)

Consolidated statement of operations data for 2004 includes the results of operations for our former Memory Products segment for the entire year. Therefore, 2004 is not fully comparable to 2005 during which Spansion’s results of operations were not consolidated with our results of operations for the last five days of the fiscal year.

(4)

Consolidated statement of operations data for 2003 includes the results of operations of Spansion from June 30, 2003, the date of formation of Spansion LLC (formerly known as FASL LLC). Spansion’s results of operations were reported as part of our former Memory Products segment. We formed Spansion LLC with Fujistu Limited on June 30, 2003 by expanding an existing manufacturing joint venture that was formed in 1993 and in which we had an ownership interest of slightly less than 50 percent. Upon the formation of Spansion LLC, our ownership interest increased to 60 percent, From June 30, 2003 through December 20, 2005 we maintained our 60 percent ownership interest, Prior to June 30, 2003, we accounted for our interest in the manufacturing joint venture under the equity method. Therefore, consolidated statement of operations data for 2003 is not comparable to 2004, and consolidated statement of operations data for 2003 is not comparable to 2002 data. Minority interest consists primarily of the elimination of Fujitsu Limited’s share of the income (loss) of Spansion. Fujitsu held a 40 percent minority ownership interest in Spansion, prior to the IPO of Spansion Inc (Spansion Related Minority Interest).

(5)	Represents a write off of in-process research and development in connection with the ATI acquisition.
(6)	Represents amortization of acquisition related intangible assets acquired as part of the ATI acquisition and charges incurred to integrate the operations of ATI with our operations.
(7)	In 2002, we incurred approximately $331 million of charges in connection with the 2002 Restructuring Plan.
(8)

Other income (expense), net, includes a charge of approximately $32 million associated with our exchange of $201 million of our 4.50% Convertible Senior Notes due 2007 (4.5% Notes) for common stock and a charge of approximately $14 million in connection with our prepayment of amounts outstanding under a term loan agreement among our German subsidiary, AMD Fab 30 Limited Liability Company & Co. KG, and the lenders party thereto (the Fab 30 Term Loan).

(9)

The 2006 minority interest amount represents the guaranteed rate of return of between 11 and 13 percent related to the limited partnership contributions that AMD Fab 36 KG received from the unaffiliated partners (Fab 36 Minority Interest); the 2005 and 2004 minority interest amount includes the Fab 36 Minority Interest and Spansion Related Minority Interest; the 2003 minority interest amount represents the Spansion Related Minority Interest.

(10)

Due to the dilution in our ownership interest in Spansion from 60 percent to approximately 38 percent in connection with Spansion’s IPO, we recorded a loss of $110 million which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us.

(11)

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

(12)

The 2006 income tax provision primarily results from current foreign taxes, plus deferred U.S. tax related to indefinite-lived goodwill, and reduced by deferred foreign benefits from removing part of the valuation allowance on German net operating loss carryovers of Fab 36.

(13)	Includes long-term debt and capital lease obligations, less current portion and Other long-term liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes as of December 31, 2006 and December 25, 2005 and for each of the three years in the period ended December 31, 2006, which are included in this Form 10-K.

Introduction

We are a global semiconductor company with facilities around the world. During most of 2006, within the global semiconductor industry, we offered primarily:

•	x86 microprocessors, for the commercial and consumer markets, which are used for control and computing tasks; and

•	Embedded microprocessors for commercial, commercial client and consumer markets.

As a result of our acquisition of ATI in October 2006, we began to supply 3D graphics, video and multimedia products and chipsets for desktop and notebook PCs, professional workstations, and servers as well as products for consumer electronic devices such as mobile phones, digital TVs and game consoles. Therefore, since the acquisition, we have actively participated in the semiconductor graphics and chipset markets as well as in the semiconductor market for consumer electronics devices.

Prior to the closing of the initial public offering, or IPO, of Spansion Inc., on December 21, 2005, which is described in more detail below, we also manufactured and sold Flash memory devices through Spansion LLC, our former majority-owned subsidiary.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for 2006 compared to 2005 and 2005 compared to 2004, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements. Our results of operations include sales of graphics, video, multimedia and chipset products and products for consumer electronics devices from the closing date of the ATI acquisition on October 25, 2006 through December 31, 2006 in two new reportable segments: (i) Graphics and Chipsets and (ii) Consumer Electronics. We are not able to provide any comparative information for these two segments because prior to the ATI acquisition, we did not participate in these markets. This MD&A should be read in conjunction with the other sections of this Form 10-K, including “Part I, Item 1: Business;” “Part II, Item 6: Selected Financial Data;” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Overview

Total net revenue in 2006 amounted to $5.6 billion, an increase of 44 percent from net revenue, excluding the Memory Products segment, of $3.9 billion in 2005. 2006 included approximately $400 million of net revenue attributable to our two new reportable segments—Graphics and Chipsets, and Consumer Electronics. Overall growth, however, was primarily driven by the performance of our Computation Products segment where net revenue of $5.1 billion increased by 35 percent compared to 2005 due to increased unit sales of our desktop, mobile and server processors. We believe that our continued strategy of developing products based on our customers’ needs combined with our open standards approach, which allows customers to choose the combination of technologies that best serve their needs, contributed to accelerating customer and end-user adoption of our products across all geographies.

During 2006 we also experienced the following: increasing adoption of our products among enterprises; increasing sales of our server and mobile processor products; establishment of relationships with key OEMs such as Dell Inc., Founder Technology and Tsinghua Tongfang and strengthening relationships with existing OEM customers; and a decrease in our dependence on mature markets such as North America and Europe by focusing on high growth markets, such as China. By the end of 2006, 95 percent of the top 100—and over 65 percent of the top 500 of the Forbes Global 2000 were using AMD64 technology, and existing customers continued to expand the number of AMD-based solutions targeting the commercial market. Also, compared to 2005, sales of our mobile and server processor products grew faster than sales of our desktop products.

We believe our progress in the marketplace in 2006 will allow us to continue to develop products based on platform solutions. Platforms consist of a collection of technologies that are designed to work together to provide a better product than if the technologies were used separately. With our acquisition of ATI in October 2006, which is described in more detail below, we intend to develop and offer integrated CPU and GPU platforms to our customers. However, we also intend to continue to develop and provide discrete microprocessor and graphics processor products and to maintain open interface and software standards in order to allow our customers to choose the combination of technologies that best serve their needs.

We also continued to execute our microprocessor manufacturing plans during 2006. During the first quarter, we began commercial shipments of processors manufactured on 300-millimeter wafers at Fab 36. During June 2006, we began shipments of processors manufactured at Chartered Semiconductor, and during the fourth quarter we began commercial shipments of processors manufactured using 65-nanometer technology.

We also announced developments in our future manufacturing capacity strategy. In May 2006, we announced plans to significantly expand our 300-millimeter manufacturing capacity in Dresden, Germany by converting Fab 30 from manufacturing 200-millimeter wafers to 300-millimeter wafers, expanding the capacity of Fab 36 and adding a new facility to support bump and test activities. We also announced an agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation pursuant to which we would receive financial incentives from the State of New York to build a new 300-millimeter wafer fabrication facility on the Luther Forest Technology Campus in Saratoga County, New York if we decide to build the facility. We believe that our investment in expanding the manufacturing capacity of our Dresden operations and the option to build a new manufacturing facility in New York will provide us with maximum flexibility to intelligently scale production to meet market demand.

We also faced challenges in 2006, particularly in the second half of the year, due to competitive market conditions. Despite a richer product mix in 2006 compared to 2005, average selling prices remained relatively flat. Higher average selling prices in the first half of 2006 were offset by lower average selling prices in the second half of 2006. Average selling prices decreased significantly in the fourth quarter of 2006 as compared to the third quarter of 2006 particularly for our server processor products, which had a negative impact on fourth quarter gross margin. Similarly, gross margins in 2006 decreased compared to gross margins, excluding the Memory Products segment, in 2005. Higher gross margins in the first half of 2006 were more than offset by lower gross margins in the second half of 2006 due to declining average selling prices, higher manufacturing costs and the consolidation of the operations of ATI, which historically has had lower gross margins than AMD’s business. We believe that 2007 will continue to be extremely competitive, particularly with respect to product pricing.

Another challenge in the second half of 2006 related to the ability of our supply chain to keep up with the significant ramp in microprocessor units sold across a diverse set of customers and geographies and to deliver products on a timely basis. One of our key goals in 2007 is to improve the efficiency and scalability of our supply chain.

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

ATI Acquisition

On October 25, 2006, we completed the acquisition of all of the outstanding shares of ATI, a publicly held company headquartered in Markham, Ontario, Canada for a combination of cash and our common stock.

The aggregate consideration that we paid for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of our common stock. In addition, we also issued options to purchase approximately 17.1 million shares of our common stock and approximately 2.2 million comparable AMD restricted stock units in exchange for outstanding ATI stock options and restricted stock units. To finance a portion of the cash consideration paid, we borrowed $2.5 billion under the October 2006 Term Loan. The total purchase price for ATI was $5.6 billion, including acquisition related costs of $25 million, and consisted of:

(In millions)
Acquisition of all of the outstanding shares, stock options, restricted stock units and other stock-based awards of ATI in exchange for:
Cash	$4,263
58 million shares of AMD common stock	1,172
Fair value of vested options and restricted stock units issued	144
Acquisition related transaction costs	25
Total purchase price	$5,604

The fair value of the common stock we issued was determined under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which reflected the average of the closing prices of our common stock on the NYSE for the three trading days prior to October 25, 2006. The fair value of the options and restricted stock units we issued was determined under SFAS 123R, Share-Based Payment (SFAS 123R). The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion valued at approximately $69 million will be amortized over the future remaining vesting periods. The stock compensation expense for 2006 related to these stock options and restricted stock units was approximately $10 million.

Preliminary Purchase Price Allocation

We accounted for the acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations. We included the operations of ATI in our consolidated financial statements from October 25, 2006 through December 31, 2006. The total purchase price was preliminarily allocated to ATI’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of October 24, 2006 as set forth below:

(In millions)
Cash and marketable securities	$500
Accounts receivable	290
Inventories	431
Goodwill	3,217
Developed product technology	752
Game console royalty agreement	147
Customer relationships	257
Trademarks and trade names	62
Customer backlog	36
In-process research and development	416
Property, plant and equipment	143
Other assets	25
Accounts payable and other liabilities	(631)
Reserves for exit costs	(8)
Debt and capital lease obligations	(31)
Deferred revenues	(2)
Total purchase price	$5,604

The primary areas of purchase price allocation that are not yet finalized relate to ATI-related exit costs, certain liabilities assumed, certain legal matters discussed in “Part I, Item 3, Legal Proceedings” and tax related contingencies. Resolution of ATI tax-related contingencies for amounts different than amounts recorded as of the close of the acquisition will result in adjustments to goodwill. Adjustments to amounts recorded as of the close of the acquisition related to the finalization of ATI-related exit costs and resolution of certain ATI legal contingencies will result in adjustments to goodwill or will be recorded in post-acquisition operating results, depending on the nature and timing of such adjustments.

Management performed an analysis to determine the fair value of each tangible and identifiable intangible asset, including the portion of the purchase price attributable to acquired in-process research and development projects.

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of fiscal year 2006. Projects that qualify as IPR&D represent those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ATI and its competitors.

The discount rates applied to individual projects were selected after consideration of the overall estimated weighted average cost of capital for ATI and the discount rates applied to the valuation of the other assets acquired. Such weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

We acquired and intend to continue developing approximately $306 million and $325 million in-process projects in the Graphics and Chipsets segment, and the Consumer Electronics segment. These projects include development of next generation GPU, chipset, handheld and digital TV products. The estimated fair value of the projects for the Graphics and Chipsets segment was approximately $193 million and we expect to incur approximately $113 million to complete these projects over the next two years. The estimated fair value of the projects for the Consumer Electronics segment was approximately $223 million and we expect to incur approximately $102 million to complete these projects over the next two years. In developing the estimated fair values, we used discount rates ranging from 14 percent to 15 percent.

The development of these technologies remains a risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from our competitors. Failure to develop these technologies into commercially viable products and/or failure to bring them to market in a timely manner could result in a loss of market share and could have a material adverse impact on our business and operating results and could negatively impact the return on investment expected at the time that this acquisition was completed and may result in impairment charges.

The estimates used in valuing these IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.

There have not been any significant changes in the status of the efforts to complete these projects as of December 31, 2006.

Other Acquisition Related Intangible Assets

Developed product technology consists of products that have reached technological feasibility and includes technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV products divisions. We expect this intangible asset to have a useful life of five years.

Game console royalty agreements represent agreements existing as of October 24, 2006 with video game console manufacturers for the payment of royalties to ATI for intellectual property design work performed and were estimated to have an average useful life of five years.

Customer relationship intangibles represent ATI’s customer relationships existing as of October 24, 2006 and were estimated to have an average useful life of four years.

We expect trademarks and trade names to have an average useful life of seven years.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months.

We determined the fair value of intangible assets using income approaches based on the most current financial forecast available as of October 24, 2006. The discount rates we used to discount net cash flows to their present values ranged from 12 percent to 15 percent. We determined these discount rates after consideration of our estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition. We recorded the excess of the purchase price over the net tangible and identifiable intangible assets as goodwill.

We based estimated useful lives for the intangible assets on historical experience with technology life cycles, product roadmaps and our intended future use of the intangible assets. We are amortizing the acquisition related intangible assets using the straight-line method over their estimated useful lives.

Integration Costs

Concurrent with the acquisition, we implemented an integration plan, which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. We estimated the costs associated with employee severance and relocation to be $7 million. We estimated the costs associated with the closure of duplicate facilities to be $1 million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. We estimated these costs to be $32 million for the year ended December 31, 2006, and they are included in the caption, “Amortization of acquired intangible assets and integration charges” on our consolidated statement of operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, goodwill, business combination, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Revenue Reserves.    We record a provision for estimated sales returns and allowances on product sales for estimated future price reductions and other customer incentives in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity, and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. In addition, we write off inventories that are considered obsolete. We adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our projections as forecasted, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

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

Goodwill.    As a result of the ATI acquisition, we recorded approximately $3.2 billion of goodwill on our books. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. We will perform our annual impairment analysis during the fourth quarter of each year, with the first impairment test related to ATI goodwill to be performed during the fourth quarter of 2007. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determining of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

Business Combinations.    In accordance with business combination accounting, we have allocated the purchase price of ATI to tangible and acquisition related intangible assets acquired and liabilities assumed as well as to in-process research and development based on their estimated fair values. These valuations require us to make significant estimates and assumptions, especially with respect to acquisition related intangible assets.

We will review the acquisition related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recovered.

We make estimates of fair value using reasonable assumptions based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the acquisition related intangible assets include but are not limited to: future expected cash flows from sale of products, expected costs to develop in-process research and development projects into commercially viable products and estimated cash flows from the projects when completed; the market’s awareness of the acquired company’s brand and the acquired company’s market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Results of Operations

We review and assess operating performance using segment revenues and operating income (loss) before interest, taxes, equity in net loss of Spansion Inc. and other, and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, we had the following three reportable segments:

•	the Computation Products segment, which included microprocessor products for desktop and mobile PCs, servers and workstations and AMD chipset products;

•	the Memory Products segment, which included Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which consisted of embedded processors for global commercial and consumer markets.

On December 21, 2005, Spansion Inc., our former majority-owned subsidiary, completed its initial public offering, or IPO. Following the IPO, our ownership interest in Spansion was reduced from 60 percent to approximately 38 percent of Spansion’s outstanding common stock. In November 2006, we sold 21 million shares of Spansion’s Class A common stock in an underwritten public offering. As a result of this sale, as of December 31, 2006 we owned approximately 21 percent of Spansion’s outstanding common stock.

As a result of Spansion’s IPO, our financial results of operations include Spansion’s financial results of operations as a consolidated subsidiary only through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of our financial results. Instead, we applied the equity method of accounting to reflect our share of Spansion’s net income (loss) from December 21, 2005 through December 31, 2006. Accordingly, our operating results, including the segment operating results for the Memory Products segment, for the year ended December 25, 2005 are not fully comparable with our results for 2004 or 2006. Because we currently report our interest in Spansion’s results of operations using the equity method of accounting, our share of Spansion’s net income (loss) will impact our net income (loss).

Following Spansion’s IPO, from December 21, 2005 through October 24, 2006, we had two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, we referred to as the Personal Connectivity Solutions segment. In addition we also had an All Other category, which was not a reportable segment. This category included sales of Personal Internet Communicator (PIC) products, which the Company’s Chief Operating Decision Maker (CODM), who is also our Chief Executive Officer, began to review separately starting in the third quarter of 2005, and certain operating expenses and credits that were not allocated to any of our reportable segments because the CODM did not consider these operating expenses and credits in evaluating the operating performance of our reportable segments. Effective as of the third quarter of 2006, PIC products have not been manufactured.

As a result of the acquisition of ATI, effective October 25, 2006, we now have the following four reportable segments:

•	the Computation Products segment, which includes microprocessors, chipset products that we manufactured prior to the ATI acquisition and related revenue;

•	the Embedded Products segment, which includes embedded processors and related revenue;

•

the Graphics and Chipsets segment, which includes 3D graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers, and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices, such as mobile phones and PDAs, digital televisions and other consumer electronics products as well as related revenue and revenue for royalties received in connection with sales of game console systems that incorporate our products.

In addition to the reportable segments, we have an All Other category, which is not a reportable segment. The All Other category includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the acquisition of ATI, we began including employee stock-based compensation expense, profit sharing expense, and ATI acquisition-related and integration charges in the All Other category. We reclassified prior period segment information to conform to the current period’s presentation.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The year ended December 31, 2006 consisted of 53 weeks, and the years ended December 25, 2005, and December 26, 2004 each included 52 weeks. References in this report to 2006, 2005 and 2004 shall refer to the fiscal year unless explicitly stated otherwise. Commencing in 2007, we will use a 52- to 53-week fiscal year ending on the last Saturday in December.

The following is a summary of our net revenue and operating income (loss) by segment for 2006, 2005 and 2004.

	2006	2005	2004
	(In millions)
Net revenue:
Computation Products	$5,104	$3,793	$2,528
Embedded Products	149	136	130
Graphics and Chipsets	278	—	—
Consumer Electronics	120	—	—
All Other	(2)	6	—
Memory Products	—	1,913	2,343
Total Net Revenue	$5,649	$5,848	$5,001
Operating income (loss):
Computation Products	$706	$641	$280
Embedded Products	(18)	(55)	(54)
Graphics and Chipsets	(33)	—	—
Consumer Electronics	20	—	—
All Other	(722)	(43)	(39)
Memory Products	—	(311)	35
Total Operating Income (Loss)	$(47)	$232	$222

Computation Products

Computation Products net revenue of $5.1 billion in 2006 increased 35 percent compared to net revenue of $3.8 billion in 2005 primarily as a result of a 35 percent increase in unit shipments. Unit shipments increased in 2006 compared to 2005 due to increased demand for processors in each of the desktop, server and mobile products. However, we believe that the challenge we experienced with the ability of our supply chain to keep up with the increased demand across a diverse set of customers and geographies and to deliver products on a timely basis had an adverse impact on unit shipments. Despite a richer product mix in 2006, average selling prices remained relatively flat in 2006 as compared to 2005. Higher average selling prices in the first half of 2006 were offset by lower average selling prices in the second half of 2006 due to competitive market conditions. Specifically, in the second half of 2006 aggressive pricing by our principal competitor in an attempt to regain market share adversely impacted our average selling prices. Our competitor also launched its quad-core multi-chip module processors during the fourth quarter of 2006, and since we did not offer quad-core products during this period, we discounted the selling price of certain of our competing products which adversely impacted our average selling prices, margins and profitability. We do not anticipate shipping our first quad-core products until mid-2007. We anticipate that 2007 will continue to remain extremely competitive, particularly with respect to product pricing.

Computation Products net revenue of $3.8 billion in 2005 increased 50 percent compared to net revenue of $2.5 billion for 2004 primarily due to an increase of 37 percent in unit shipments and an increase of nine percent in average selling prices. Unit shipments increased due to greater demand for our desktop, mobile and server products across all geographic regions, particularly in North America and Greater China. In addition, our introduction of AMD Turion 64 processors for notebook PCs in March 2005, AMD Opteron dual-core processors for servers and workstations in April 2005 and AMD Athlon 64 dual-core processors for desktop PCs in May 2005 helped drive increasing customer adoption of our products. The increase in average selling prices was primarily due to increased sales of our higher priced, high-performance AMD64-based processors which contributed to a richer product mix.

Computation Products operating income of $706 million in 2006 increased by $65 million, or 10 percent, compared to operating income of $641 million in 2005. This increase was primarily due the 35 percent increase in net revenue partially offset by an increase in marketing, general and administrative expenses of $258 million and an increase in research and development expenses of $222 million.

Computation Products operating income of $641 million in 2005 increased by $361 million, or 129 percent, compared to operating income of $280 million in 2004. This increase was primarily due to a 50 percent increase in net revenue whereas cost of sales increased by only 45 percent. Partially offsetting this increase was an increase in marketing, general and administrative expense of $199 million and an increase in research and development expenses of $203 million.

Embedded Products

Embedded Products net revenue of $149 million in 2006 increased by $13 million, or 10 percent, compared to net revenue of $136 million in 2005. The increase was primarily due to a $16 million increase in sales of AMD Geode products, offset by $4 million decrease in legacy networking products.

Embedded Products net revenue of $136 million in 2005 increased by $6 million, or four percent, compared to net revenue of $130 million in 2004. The increase was primarily due to a $13 million increase in sales of AMD Geode products and an $8 million increase in sales of other embedded processors, partially offset by a $15 million decrease in sales of legacy networking products and MIPS-architecture based products.

Embedded Products operating loss of $18 million in 2006 decreased $37 million as compared to an operating loss of $55 million in 2005. The decrease in operating loss was primarily due to a $20 million decrease in research and development expenses and $12 million in sales of products that we had previously written off.

Embedded Products operating loss of $55 million in 2005 was flat compared to an operating loss of $54 million in 2004. The increase in net revenue of $6 million from 2004 to 2005 was offset by an increase in operating expenses of $6 million.

Graphics and Chipsets

Net revenue and operating loss represents the operating results of this segment for the period of October 25, 2006 through December 31, 2006. We are not able to provide any comparative information for this segment because prior to the ATI acquisition we did not sell comparable products. Sales of AMD chipsets are included in the Computation Products segment.

Consumer Electronics

The revenue and operating income represents the operating results of this segment for the period of October 25, 2006 through December 31, 2006. We are not able to provide any comparative information for this segment because prior to the ATI acquisition we did not sell comparable products.

Memory Products

As a result of Spansion’s IPO in December 2005, we stopped manufacturing and selling memory products. Therefore, we did not have a Memory Products segment in 2006.

Memory Products net revenue of $1.9 billion in 2005 decreased 18 percent compared to net revenue of $2.3 billion in 2004. In 2005, we consolidated Spansion’s net revenue into our Memory Product segment only through December 20, 2005. Therefore, approximately $104 million of Spansion’s net revenue from December 21, 2005 through December 25, 2005 was excluded from Memory Products net revenue in 2005. In addition, Memory Products net revenue was adversely impacted due to a decrease of 28 percent in average selling prices in 2005 compared to 2004, partially offset by an increase of 14 percent in unit shipments in 2005 compared to 2004. Net revenue for the Memory Products segment for 2005 is not fully comparable with net revenue for 2004 because Spansion’s net revenue was not consolidated with our net revenue from December 21, 2005 through December 25, 2005.

We experienced an operating loss of $311 million in 2005 in the Memory Products segment compared to operating income of $35 million in 2004. The decline in operating results was primarily due to a decrease in net revenue of $430 million while the cost of sales only decreased $109 million. Net revenue decreased as a result of a decrease of 28 percent in average selling prices in 2005 compared to 2004. Net revenue for the Memory Products segment for 2005 is not fully comparable with net revenue for 2004 because Spansion’s net revenue was not consolidated with our net revenue from December 21, 2005 through December 25, 2005. In addition, we recorded a goodwill impairment charge of approximately $16 million during the fourth quarter of 2005. Goodwill in the amount of $16 million was generated on June 30, 2003 as a result of the formation of Spansion LLC, which we accounted for as a partial step acquisition and purchase business combination. In the fourth quarter of 2005, after considering the fact that the estimated fair value of Spansion was less than our carrying net book value and after comparing the estimated fair value of Spansion’s assets (other than goodwill) to our carrying net book value for such assets, we concluded that the implied fair value of goodwill is zero. Therefore, we wrote off the entire $16 million of recorded goodwill.

All Other Category

All Other net revenue in 2006 decreased by $8 million from 2005, primarily because, we had minimal revenue from sales of PIC products and customers returned previously sold PIC products. Effective as of the third quarter of 2006, PIC products have not been manufactured.

All Other net revenue in 2005 was $6 million because of sales of PIC products. We launched the PIC in October 2004, and we did not generate any material sales from PIC products in 2004.

All Other operating loss of $722 million in 2006 increased by $679 million compared to an operating loss of $43 million in 2005. The increase in operating loss was primarily attributable to ATI acquisition-related charges of $557 million and an increase in employee stock-based compensation expense and profit sharing expense of $104 million. The ATI acquisition-related charges include the in-process research and development write-off of $416 million, amortization of acquired intangible assets of $47 million, cost of fair value adjustments to acquired inventory of $62 million and a $32 million charge associated with the integration plan which included termination of some AMD employees, cancellation of some existing contractual obligations and other costs that we incurred to integrate the operations of the two companies.

All Other operating loss of $43 million in 2005 increased from $39 million in 2004, primarily due a $10 million increase in employee stock-based compensation expense and profit sharing expense, partially offset by the fact that in 2004 we incurred restructuring and other special charges of $5 million, whereas there were no comparable charges in 2005.

Comparison of Gross Margin, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Other Expenses

The following is a summary of certain consolidated statement of operations data for the years ended December 31, 2006, December 25, 2005 and December 26, 2004:

	2006	2005	2004
	(In millions except for percentages)
Cost of sales	$2,856	$3,456	$3,033
Gross margin	2,793	2,392	1,968
Gross margin percentage	49%	41%	39%
Gross margin percentage excluding Memory Products	49%	56%	55%
Research and development	$1,205	$1,144	$934
Marketing, general and administrative	1,140	1,016	812
In-process research and development	416	—	—
Amortization of acquired intangible assets and integration charges	79	—	—
Interest income	(116)	(37)	(18)
Interest expense	126	105	112
Other income (expense), net	(13)	(24)	(49)
Equity in net loss of Spansion Inc. and other	(45)	(107)	—
Income tax provision (benefit)	23	(7)	6

Gross Margin

Gross margin increased to 49 percent in 2006 compared to 41 percent in 2005 because we did not consolidate Spansion’s results of operations with ours in 2006. Gross margin decreased to 49 percent in 2006 compared to gross margin, excluding the Memory Products segment, of 56 percent in 2005. Higher gross margin in the first half of 2006 was more than offset by lower gross margin in the second half of 2006. The decrease in gross margin in 2006 compared to 2005 was primarily due to increased manufacturing costs and flat average selling prices. The increase in manufacturing costs was primarily due to a shift in our product mix to higher-end microprocessor products. In addition, consolidated gross margin was adversely impacted by approximately two percent due to the consolidation of ATI’s operations into ours from October 25, 2006 through December 31, 2006. Historically, the ATI business had lower gross margins as compared to AMD. Gross margin was also adversely impacted by approximately one percent due to the costs of fair value adjustments related to the inventory we acquired through the ATI acquisition. To the extent that average selling prices decrease without a corresponding decrease in manufacturing costs, our gross margins will be adversely impacted.

Gross margin increased to 41 percent in 2005 compared to 39 percent in 2004. The improvement in gross margin was primarily due to increased sales of our microprocessor products, which comprised a greater percentage of total net revenue in 2005 as compared to 2004. Computation Products net revenue carried a higher gross margin than Memory Products net revenue. In addition, the improvement in gross margin was due to a 1.5 percent increase in gross margin for Computation Products. Computation Products gross margin improved as a result of a nine percent increase in average selling prices discussed above, partially offset by increased manufacturing costs caused by the shift in our product mix to higher-end microprocessor products. Gross margin also improved because we were better able to absorb our fixed manufacturing costs due in part to improving yields at Fab 30. The improvement in gross margin was partially offset by a 12 percent decrease in gross margin for Memory Products due primarily to a decrease of 28 percent in average selling prices in 2005 compared to 2004, partially offset by an increase of 14 percent in unit shipments in 2005 compared to 2004.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our consolidated financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $116 million in 2006, $72 million in 2005, and $67 million in 2004. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses increased $61 million, or 5 percent, from $1,144 million in 2005 to $1,205 million in 2006. This increase was primarily attributable to: a $222 million increase in research and development expenses attributable to our Computation Products segment primarily due to an increase in silicon design, platform and product development costs for our microprocessor products, a $90 million increase due to the consolidation of ATI’s research and development expenses from October 25, 2006, and a $39 million increase in stock-based compensation, corporate bonus and profit sharing expenses. Research and development expenses were partially offset by the absence of Spansion research and development expenses because we did not consolidate Spansion’s results of operations into ours in 2006. In 2005, research and development expenses attributable to our Memory Products segment were $290 million.

Research and development expenses increased $210 million, or 22 percent, from $934 million in 2004 to $1,144 million in 2005 primarily due to an increase of $103 million in product design and process improvement costs for new generations of our microprocessors and an increase in start-up costs associated with the Fab 36 project of $96 million.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $27 million in 2006, $44 million in 2005, and $21 million in 2004.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $1,140 million in 2006 increased $124 million, or 12 percent, from $1,016 million in 2005. This increase was primarily attributable to a $258 million increase in marketing, general and administrative expenses attributable to our Computation Products segment primarily due to: a $215 million increase in marketing, branding and cooperative advertising costs, a $36 million increase due to the consolidation of ATI’s marketing, general and administrative expenses from October 25, 2006, and a $27 million increase in stock-based compensation, corporate bonus and profit sharing expenses. Marketing, general and administrative expenses were partially offset by the absence of Spansion market, general and administrative expenses because we did not consolidate Spansion’s results of operations into ours in 2006. In 2005, marketing, general and administrative expenses attributable to our Memory Products segment were $208 million.

Marketing, general and administrative expenses of $1,016 million in 2005 increased $204 million, or 25 percent, compared to $812 million in 2004, primarily due to an increase of $110 million in marketing and cooperative advertising costs and other expenses related to the 17 percent increase in revenue in 2005 compared to 2004. In addition, in 2005 we wrote off goodwill of $16 million, which was originally recorded in 2003 as a result of the formation of Spansion LLC.

In-process research and development, and amortization of acquired intangible assets and integration charges

In-process research and development of $416 million in 2006 relates to projects acquired in connection with the acquisition of ATI. Amortization of acquired intangible assets and integration charges in 2006 includes amortization of $47 million and integration charges of $32 million. See “Part II, Item 7, MD&A—ATI

Acquisition—In-Process Research and Development,—Other Acquisition Related Intangible Assets and—Integration Costs,” for additional information.

Effects of 2002 Restructuring Plan

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We vacated and are attempting to sublease certain facilities that we currently occupy under long-term operating leases through 2011. We also terminated the implementation of certain partially completed enterprise resource planning software and other information technology implementation activities, resulting in the abandonment of certain software, hardware and capitalized development costs.

With the exception of exit costs consisting primarily of remaining lease payments on abandoned facilities net of estimated sublease income that are payable through 2011, we have completed the activities associated with the 2002 Restructuring Plan.

The following table summarizes activities under the 2002 Restructuring Plan for the three years ended December 31, 2006 (in millions):

	Severance and Employee Benefits	Exit and Equipment Decommission Costs	Total
Accruals at December 28, 2003	$7	$121	$128
Cash payments	(7)	(20)	(27)
Non-cash adjustments	—	5	5
Accruals at December 26, 2004	—	106	106
Cash payments	—	(21)	(21)
Accruals at December 25, 2005	—	85	85
Cash payments	—	(18)	(18)
Accruals at December 31, 2006	$—	$67	$67

Interest Income

Interest income of $116 million in 2006 increased from $37 million in 2005, primarily due to a combination of an increase in average cash and marketable securities during 2006 compared to 2005 and a 54 percent increase in weighted-average interest rates.

Interest income of $37 million in 2005 increased from $18 million 2004, primarily due to a 135 percent increase in weighted-average interest rates and an increase in average cash and marketable securities in 2005 compared to 2004.

We expect interest income will be significantly lower in 2007 due to lower average cash and marketable securities balances.

Interest Expense

	2006	2005	2004
	(In millions)
Total interest charges	$136	$140	$121
Less: interest capitalized	(10)	(35)	(9)
Interest expense	$126	$105	$112

Interest expense of $126 million in 2006 increased from $105 million in 2005 primarily for the following reasons:

•	Interest expense incurred on the October 2006 Term Loan and the Fab 36 Term Loan was $38 and $10 million, and these loans were not outstanding in 2005;

•	Interest expense incurred on capital lease payments was approximately $11 million higher in 2006 due to increased assets acquired under capital leases; and

•	Capitalized interest expense which was primarily related to Fab 36 was $25 million lower in 2006 compared to 2005.

These factors were offset by the following factors:

•	During 2006 we did not consolidate Spansion’s results of operations, and, therefore interest expense on Spansion’s third-party debt, which was $24 million for 2005, was not included in 2006;

•

Interest expense incurred on our 4.75% Debentures decreased by $21 million in 2006 compared to 2005 because holders of the 4.75% Debentures converted their debentures into shares of our common stock during the first quarter of 2006 whereas during 2005, $500 million of the aggregate principal amount of our 4.75% Debentures was outstanding; and

•	Interest expense incurred on our 7.75% Notes decreased by $13 million because we redeemed $210 million of the aggregate principal amount outstanding during the first quarter of 2006.

We expect that interest expense will be significantly higher in 2007 due to additional interest incurred pursuant to the October 2006 Term Loan and the Fab 36 Term Loan.

Interest expense of $105 million in 2005 decreased $7 million compared to $112 million in 2004 primarily for the following reasons:

•

In 2004, interest expense included approximately $26 million of interest under the Fab 30 Term Loan. Because we prepaid this loan on November 2, 2004, we did not incur any interest in connection with this loan in 2005;

•

Interest expense incurred on our 4.50% Convertible Senior Notes due 2007 was $9 million in 2005 compared with $19 million in 2004 because the holders of an aggregate principal amount of $201.5 million of these notes converted their notes into our common stock during the fourth quarter of 2005, and we exchanged an aggregate principal amount of $200 million of these notes in a series of transactions during the fourth quarter of 2004 for shares of our common stock, and

•	During 2005, we capitalized interest of $35 million in connection with Fab 36 construction activities in Dresden, Germany compared with $9 million in 2004.

These factors were offset by the following:

•	During 2005 we incurred higher interest expense of $48 million in connection with our 7.75% Notes, which we sold on October 29, 2004, compared with $8 million in 2004; and

•	Interest expense incurred pursuant to capital leases increased by approximately $10 million in 2005 compared with 2004.

Other Income (Expense), Net

Other income (expense), net of $13 million expense in the 2006 consisted primarily of a charge of $16 million related to a redemption premium and a charge of $4 million related to unamortized issuance costs incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes, and $12 million of finance charges related to the Fab 36 Term Loan, partially offset by a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016 and other miscellaneous items of income, net totaling $9 million.

Other income (expense), net of $24 million expense in 2005 consisted primarily of a loss of approximately $10 million during the fourth quarter of 2005 resulting from the mark-to-market to earnings of certain foreign currency forward contracts which became ineffective in hedging against certain forecasted foreign currency transactions and approximately $14 million of commitment and guarantee fees incurred in connection with the Fab 36 Term Loan. We don’t expect these foreign currency transactions to occur in the future due to the change of functional currency for AMD Fab 36 KG from the euro to the U.S. dollar.

Other income (expense), net of $49 million in 2004 was due primarily to a charge of approximately $32 million related to a series of transactions pursuant to which we exchanged $201 million of our 4.50% Convertible Senior Notes due 2007 for our common stock. The charge represented the difference between the fair value of the common stock issued in the transactions and the fair value of common stock issuable pursuant to the original conversion terms of these notes. In addition, interest income and other income (expense), net, in 2004 included a charge of approximately $14 million in connection with our prepayment of the term loan agreement between our German subsidiary, AMD Saxony Limited Liability Company & Co. KG and a consortium of banks in order to finance Fab 30, and a loss of approximately $6 million during the second quarter of 2004 resulting from the mark-to-market to earnings of certain foreign currency forward contracts that we used as economic hedges of forecasted capital contributions to AMD Fab 36 KG, which did not qualify as accounting hedges.

Equity in net loss of Spansion Inc. and other

Prior to the Spansion IPO, we held a 60 percent controlling ownership interest in Spansion, and Spansion’s financial position, results of operations and cash flows were consolidated with ours. Consequently, Spansion’s results of operations through December 20, 2005 were included in our consolidated statements of operations and cash flows in 2005. Following Spansion’s IPO, our ownership interest was diluted from 60 percent to approximately 38 percent and we no longer exercised control over Spansion. As a result, from December 21, 2005, the closing date of the IPO, through December 25, 2005 and during 2006 we used the equity method of accounting to reflect our share of Spansion’s net income (loss), and we no longer consolidated Spansion’s financial position, operating results or cash flows with ours. In connection with the reduction of our ownership interest in Spansion, we recorded a loss of $110 million in 2005 which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares of Spansion’s common stock owned by us.

In November 2006, we sold 21,000,000 shares of Spansion’s Class A common stock in an underwritten public offering. We received $278 million in net proceeds from the offering and realized a gain of $6 million from the sale, which was included in the caption, “Equity in net loss of Spansion, Inc. and other” in our consolidated statements of operations. As a result of the offering, as of December 31, 2006 we own a total of 27,529,403 shares or approximately 21 percent of Spansion’s outstanding common stock. During 2006, our equity in net loss of Spansion Inc. was $51 million. As of December 31, 2006, the carrying net book value of our net equity investment in Spansion, which includes our proportionate share of Spansion’s accumulated other comprehensive income, amounted to approximately $361 million. The fair value of this investment was approximately $409 million based on Spansion’s common stock closing market price on December 29, 2006, the last trading day of the fiscal year.

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

Income Taxes

We recorded an income tax provision of $23 million in 2006, a tax provision benefit of $7 million in 2005, and an income tax provision of $6 million in 2004. The income tax provision in 2006 primarily results from current foreign taxes, plus deferred U.S. taxes related to indefinite-lived goodwill, and reduced by deferred foreign benefits from removing part of the valuation allowance on German net operating loss carryovers of Fab 36. The income tax benefit in 2005 primarily reflects U.S. tax benefits realized from the utilization of net operating losses and tax credits and foreign tax benefits generated by Spansion in certain foreign jurisdictions. Spansion’s IPO did not have a material impact on our tax provision. The income tax provision in 2004 primarily reflects U.S. income taxes, including taxes on the dividends repatriated from controlled foreign corporations, partially offset by foreign tax benefits because of losses in various foreign jurisdictions.

As of December 31, 2006, we had U.S. federal and state net operating loss carry-forwards of approximately $38 million and $99 million. We also had U.S. federal and state tax credit carry-forwards of approximately $310 million and $112 million. The U.S. net operating loss and tax credit carry-forwards subject to expiration will expire at various dates beginning in 2007 through 2026, if not utilized. Approximately $28 million of our U.S. federal net operating loss carry-forwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions. Less than $6 million of U.S. federal tax credit carry-forwards will expire unused by the end of 2009 should U.S. federal income tax liabilities not be large enough to utilize them in these future years.

We had German federal income and state trade tax operating loss carry-forwards of approximately $469 million and $414 million. German federal income and trade tax net operating losses are not subject to expiration. However, German losses are limited to 60 percent of taxable income in any one year.

We had Canadian federal and provincial tax operating loss carry-forwards of approximately $31 million. These losses expire in 2026. We also had Canadian investment tax credits of approximately $139 million. $72 million of these investment tax credits expires in 2012 and 2013 with the remainder expiring by 2026. We also had Canadian federal and provincial research and development pools of $523 million and $275 million, respectively, which are not subject to expiration.

We had net operating losses of $154 million in Barbados which expire beginning in 2012 through 2015.

We also had foreign loss carry-forwards totaling approximately $34 million in other countries with various expiration dates.

We maintain a full valuation allowance against all our net U.S. federal, state and Canadian deferred tax assets and certain of our other foreign deferred tax assets ($1.046 billion at December 31, 2006) because of our prior history of losses.

In 2006 the net valuation allowance increased by $305 million primarily to provide valuation allowance for tax assets in Canada and for losses in the U.S. as a result of our purchase accounting related to the ATI acquisition. If we in the future determine that it is more likely than not that some or all of the net deferred tax assets will be realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to our operating results or a reduction of goodwill if the valuation allowance is related to acquired deferred tax assets. Such benefits would be recorded on the income tax (benefit) provision line of our statement of operations in the quarter such determination is made.

We have placed a full valuation allowance on our Canadian net deferred tax assets acquired from the acquisition of ATI. These new Canadian operations are subject to immediate taxation in the U.S. as a branch. Future profits will be taxed at U.S. corporate tax rates net of any Canadian income taxes allowable as U.S. foreign income tax credits.

We have a deferred tax liability associated with a portion of the indefinite-lived goodwill resulting from the acquisition of ATI, as this portion of the purchase price is tax deductible. Because we also have a full valuation allowance against our net deferred tax assets without this item, future increases to this deferred tax liability will increase our provision for income taxes independent of the changes in deferred tax assets, liabilities, and valuation allowance related to other temporary differences. This deferred tax liability cannot be used as a source of realization for deferred tax assets because the underlying tax deductible goodwill is indefinite lived. Once the valuation allowance on U.S. deferred tax assets, net of deferred tax liabilities, is removed continued increases to this deferred tax liability may not directly increase the tax provision as this increase will be aggregated with other deferred tax changes. While the valuation allowance is present our tax expenses will not decline proportionately with declines in our consolidated income.

Stock-Based Compensation Expense

On December 26, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan, based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Upon adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single option (i.e. straight-line) method. Also, upon adoption of SFAS 123R, we changed the method of valuing stock option awards from the Black-Scholes option pricing model, which was previously used for our pro forma information disclosures of stock-based compensation expense as required under SFAS No. 123, Stock Based Compensation (SFAS 123) to a lattice-binomial option-pricing model. The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases pursuant to our Employee Stock Purchase Plan under SFAS 123R for the year ended December 31, 2006, which we recorded in our consolidated results of operations as follows:

Stock-based compensation included as a component of:

Year Ended December 31, 2006
(In millions)
Cost of sales	$8
Research and development	30
Marketing, general, and administrative	39
Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	77
Tax benefit	—
Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$77

We recognized minimal stock-based compensation expense for the years ended December 25, 2005, and December 26, 2004.

In anticipation of the adoption of SFAS 123R, beginning in the first quarter of 2006 we changed the quantity and type of instrument we primarily use in stock-based payment programs for our employees by shifting from granting primarily stock options to granting primarily restricted stock units. Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock if the vesting terms and conditions are satisfied. Restricted stock units based on continued service generally vest over three to four years from the date of grant. Restricted stock units based solely on performance conditions generally do not vest for at least one year from the date of grant. Beginning in the first quarter of 2006, all employees below the level of vice president receive restricted stock units and employees at the vice president level and above receive grants of restricted stock units and stock options. As of December 31, 2006, we had $56 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.05 years. Also, as of December 31, 2006, we had $110 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 1.64 years. For additional information on stock-based compensation expense, see Note 2 to our consolidated financial statements.

On April 27, 2005, we accelerated the vesting of all stock options outstanding under the 2004 Equity Incentive Plan and our prior equity compensation plans that had exercise prices per share higher than the closing price of our stock on April 27, 2005, which was $14.51. Options to purchase approximately 12 million shares of our common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration.

The primary purpose for accelerating the vesting was to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options upon the adoption of SFAS 123R. The acceleration of the vesting of these options did not result in a charge based on U.S. generally accepted accounting principles.

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

The primary purpose for accelerating the vesting of these awards was to minimize future compensation expense that we and Spansion would otherwise have been required to recognize in Spansion’s and our respective statements of operations with respect to these awards. If we had not accelerated the vesting of these awards, they would have been subject to variable accounting in accordance with the guidance provided in EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Service and EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. This accounting treatment would have applied because following Spansion’s IPO, we no longer consolidate Spansion’s results of operations in our financial statements. Accordingly, Spansion employees are no longer considered our employees. Under variable fair value accounting, we would have been required to re-measure the fair value of unvested stock-based awards of our common stock held by Spansion employees after Spansion’s IPO at the end of each accounting period until such awards were fully vested.

In connection with the acceleration of the vesting of these awards, we recorded a compensation charge in the fourth quarter of 2005 of $1.5 million, which was based on the estimated forfeiture rate of 7.94 percent. The actual forfeitures for 2006 were not materially different from the estimate used.

International Sales

International sales as a percent of net revenue were 75 percent in 2006, 79 percent in 2005 and 79 percent in 2004. In 2006, all of our net revenue was denominated in U.S. dollars. During 2005 and 2004, approximately 14 and 22 percent of our net revenue was denominated in currencies other than the U.S. dollar, primarily the Japanese yen. However, as a result of the closing of Spansion’s IPO on December 21, 2005, we do not expect to have significant sales denominated in the Japanese yen in the future.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at December 31, 2006 totaled $1.5 billion and our debt and capital lease obligations totaled $3.8 billion.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $1.3 billion in 2006. Net loss of $166 million was adjusted for non-cash charges consisting primarily of $837 million of depreciation and amortization expense, $416 million for the write-off of in-process research and development expenses related to the ATI acquisition, stock-based compensation expense of $77 million, and $45 million related to an equity interest in the net loss of Spansion. These charges were offset by amortization of foreign grants and subsidies of $151 million. The net changes in operating assets at December 31, 2006 compared to December 25, 2005 included a decrease in payables to related parties of $229 million because we no longer ship products and invoice customers on behalf of Spansion. Prior to the second quarter of 2006, we shipped products to and invoiced Spansion’s customers in our name on behalf of Spansion and remitted the receipts to Spansion. The increase in other assets was primarily due to purchases of new technology licenses. The increase in accounts payable and accrued liabilities of $530 million was primarily related to higher purchases of raw materials, future payment of technology licenses, and marketing accruals due to increased operations in the Computation Products segment.

Net cash provided by operating activities was approximately $1.5 billion in 2005. Net income of $165 million was adjusted for non-cash charges consisting primarily of $1.2 billion of depreciation and amortization expense, a non-cash charge of approximately $110 million that we incurred as a result of the dilution of our ownership in Spansion from 60 percent to approximately 38 percent as a result of Spansion’s IPO, and a non-cash charge of $16 million in connection with our write-off of goodwill that was generated as of June 30, 2003 as a result of the formation of Spansion LLC, contributed to the positive cash flows from operations. The net changes in operating assets in 2005 compared to 2004 included an increase in accounts receivable due to higher net revenue and decreased inventories due primarily to the deconsolidation of Spansion’s results of operations from ours as a result of Spansion’s IPO.

Net cash provided by operating activities was approximately $1.1 billion in 2004. Net income of $91 million was adjusted for non-cash charges consisting primarily of $1.2 billion of depreciation and amortization expense and $32 million associated with our exchange of $201 million of our 4.50% Notes for common stock in the fourth quarter of 2004, contributed to the positive cash flows from operations. The net changes in operating assets in 2004 as compared to 2003 included an increase in accounts receivable due to higher net revenue, and increased inventories due primarily to an increase in microprocessor inventories resulting from a higher percentage of AMD64-based processors and improved market conditions.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.3 billion in 2006. We used $3.9 billion, net of cash and cash equivalents acquired, to acquire ATI, and $1.9 billion to purchase property, plant and equipment, including approximately $987 million to purchase equipment for Fab 36. This was partially offset by a net cash inflow of $947 million from sales and maturities of available for sale securities, $278 million from the sale of part of our investment in Spansion, Inc., and $175 million of proceeds from Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016.

Net cash used in investing activities was $2.3 billion in 2005. We used $1.5 billion to purchase property, plant and equipment, including approximately $726 million for Fab 36, and a net cash outflow of $726 million from purchases of available-for-sale securities, including a purchase of $175 million aggregate principal amount of Spansion’s 12.75% Senior Subordinated Notes for approximately $158.9 million, partially offset by $261 million in proceeds from Spansion’s repayment of amounts outstanding under promissory notes to us and $133 million cash decrease due to the deconsolidation of Spansion’s results of operations from ours.

Net cash used in investing activities was $1.6 billion in 2004. We used $1.4 billion to purchase property, plant and equipment, including approximately $569 million to construct Fab 36, and a net cash outflow of $150 million from purchases of available-for-sale securities, offset by $34 million in proceeds from sales of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.8 billion in 2006, and consisted primarily of proceeds from: borrowings of $3.4 billion pursuant to the October 2006 Term Loan and the Fab 36 Term Loan; proceeds of $495 million from the sale of our common stock in an equity offering, issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options of $231 million; and capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $210 million. These amounts were offset by $539 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes, and $284 million to repay a portion of the amount outstanding under the October 2006 Term Loan. During 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Net cash provided by financing activities was $494 million in 2005. This amount included $186 million in proceeds from borrowings by Spansion and $60 million of silent partnership contributions from the unaffiliated partners of AMD Fab 36 KG which we classify as debt, approximately $90 million in investments from the these unaffiliated partners, $189 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options, $163 million of capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project and $129 million of proceeds from equipment sale and leaseback transactions completed by Spansion. These amounts were offset by $316 million in payments on debt and capital lease obligations.

Net cash provided by financing activities was $413 million in 2004. This amount included $745 million of proceeds from financing activities, including $588 million in proceeds, net of $13 million in debt issuance costs, from the issuance of our 7.75% Notes, approximately $250 million in investments from the un-affiliated partners of AMD Fab 36 KG, $60 million of proceeds from equipment sale and leaseback transactions, $30 million of capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project, $124 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of stock options and the elimination of our $224 million compensating cash balance due to the prepayment of our Fab 30 Term Loan. These amounts were offset by $898 million in payments on debt and capital lease obligations, including approximately $647 million used to prepay amounts outstanding under the Fab 30 Term Loan, including accrued and unpaid interest.

Liquidity

We believe that cash flows from operations and current cash, cash equivalents and marketable securities balances together with available external financing will be sufficient to fund our operations and capital investments in the short term and long term, including the estimated additional $2.5 billion in capital expenditures in 2007. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

Additionally, under the terms of the October 2006 Term Loan, we must prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from any debt incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc. Prepayment of the October 2006 Term Loan from 50 percent of “excess cash flow” as used in the preceding clause (v), is intended to reach our cash income that is not actually applied to certain limited uses that merit priority over prepayment of the amount outstanding under the October 2006 Term Loan. Excess cash flow is defined as consolidated net income adjusted for non-cash items and changes in working capital, but subtracting actual capital expenditures and mandatory and optional repayment of any funded debt (other than revolving loans, except to the extent the revolving loan commitment is permanently reduced). See “Part II, Item 7, MD& A- October 2006 Term Loan,” below for more information regarding the terms of this loan.

Despite these mandatory prepayment obligations, we believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the fourth quarter of 2006, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at December 31, 2006, and is supplemented by the discussion following the table.

Contractual obligations at December 31, 2006 were:

Contractual Obligations	Payment due by period
	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and beyond
	(In millions)
October 2006 Term Loan	$2,216	$18	$23	$22	$22	$22	$2,109
Fab 36 Term Loan	893	53	179	268	304	89	—
Repurchase obligations to Fab 36 Partners(1)	126	42	42	42	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	—	390
Other debt	12	3	1	1	1	1	5
Other long-term liabilities	87	6	51	20	—	—	10
Aggregate interest obligation(2)	1,522	299	274	247	216	195	291
Obligations under capital leases(3)	315	25	25	26	26	26	187
Operating leases	381	69	64	54	49	26	119
Unconditional purchase commitments(4)	3,035	1,240	624	364	105	102	600
Total contractual obligations	$8,977	$1,755	$1,283	$1,044	$723	$461	$3,711

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations for our debt obligations (excluding capital lease obligations), including the guaranteed rate of return on our repurchase of the unaffiliated partners’ silent partnership contributions, based on our assumptions regarding wafer output.

(3)	Includes principal and interest.
(4)

We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitments in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

October 2006 Term Loan

On October 24, 2006, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (October 2006 Term Loan), pursuant to which we borrowed an aggregate amount of $2.5 billion to finance a portion of the acquisition of ATI and related fees and expenses.

Amounts borrowed under the October 2006 Term Loan bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5 percent per annum above the Federal Funds Effective Rate (as defined in the October 2006 Term Loan) plus a 1.25 percent margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the October 2006 Term Loan) plus a 2.25 percent margin. Such margins will reduce by 0.25 percent when the outstanding aggregate principal amount of the October 2006 Term Loan is less than $1.75 billion. As of October 24, 2006, the base rate was 8.25 percent, without the margin, and the Eurodollar Rate was 5.32 percent, without the margin. Pursuant to the October 2006 Term Loan, we may select an interest period of one, two, three, six, or if available to all the lenders, nine or twelve months for each loan. The rate of interest is reset at the beginning of each new interest period. The October 2006 Term Loan is repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $521 million. As of December 31, 2006, the interest rate, which was based on the Eurodollar Rate, was 7.62 percent.

We may prepay the October 2006 Term Loan at any time without premium or penalty. In addition, we are required to prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from any debt incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 29, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc. See “Part II, Item 7, MD&A—Liquidity,” for additional information on the definition of “excess cash flow.”

The October 2006 Term Loan contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries (which at this time are all of our subsidiaries) from:

•	incurring additional indebtedness, except specified permitted debt;

•	creating or permitting certain liens;

•	consolidating, merging or selling assets as an entirety or substantially as an entirety unless specified conditions are met;

•	paying dividends and making other restricted payments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	making or committing to make any capital expenditures in the ordinary course of business exceeding a specified amount;

•	issuing or selling any shares of capital stock of our restricted subsidiaries;

•	entering into certain types of transactions with affiliates;

•	creating restrictions on the making of certain distributions by our restricted subsidiaries, such as dividends, loans or transfer of properties to us;

•	permitting domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the October 2006 Term Loan; and

•	permitting our Consolidated Net Senior Secured Leverage Ratio (as defined in the October 2006 Term Loan) to exceed 2.25 to 1.00.

Amounts outstanding under the October 2006 Term Loan may become due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the October 2006 Term Loan that have become due; breach of any representation or warranty, or specific covenants; any default in making any payment of principal or interest of any debt the outstanding amount of which exceeds $50 million or any default in the observance or performance of any other obligations under such debt; any default in the related security documents executed in connection with the October 2006 Term Loan, or the security documents or any lien created by the security documents ceasing to be in full force or effect; filings or proceedings in bankruptcy; judgment or awards entered against us or any significant subsidiary involving aggregate liability of $50 million or more; or a change of control (as defined in the October 2006 Term Loan).

In connection with the October 2006 Term Loan we and our subsidiaries, AMD International Sales & Service, Ltd., AMD (U.S.) Holdings, Inc., AMD US Finance, Inc., ATI Research Silicon Valley Inc., ATI Research, Inc., and ATI Technologies Systems Corp. (collectively referred to as the Grantors) entered into a collateral agreement in favor of Wells Fargo, as Collateral Agent. Under the Collateral Agreement, each Grantor granted Wells Fargo a security interest in, among other things, and subject to certain exceptions, now owned and hereafter acquired: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account (as defined in the October 2006 Term Loan), if and when it is created; (iv) certain of the Grantors’ respective equity interests in certain affiliates; and (v) all indebtedness for borrowed money owed to any Grantor by an affiliate.

In connection with the October 2006 Term Loan and the Collateral Agreement, the Grantors and Wells Fargo, as Collateral Agent, entered into a collateral trust agreement (Collateral Trust Agreement) whereby Wells Fargo holds in trust the pledged collateral under the Collateral Agreement. The Collateral Trust Agreement is the principal document by which the holders of our 7.75% Notes are secured equally and ratably with the lenders under the October 2006 Term Loan, as is required by the Indenture, dated as of October 29, 2004, between us and Wells Fargo, as trustee.

In November 2006, we repaid $278 million of the October 2006 Term Loan out of the net cash proceeds from the sale of Spansion common stock. In addition, in December 2006, we repaid the first quarterly installment of $6 million. As of December 31, 2006, $2.2 billion was outstanding under this loan.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our new 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to our other wafer manufacturing facility, Fab 30. Fab 36 is owned by AMD Fab 36 Limited Liability Company & Co. KG (or AMD Fab 36 KG), a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary.

To date, we have provided a significant portion of financing for the Fab 36. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving grants and allowances from federal and state German authorities for the Fab 36 project. We expect that our capital expenditures for Fab 36 from 2007 through 2008 will be approximately $1.0 billion in the aggregate.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from us of $772 million under the partnership agreements, revolving loans from us of up to approximately $990 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $422 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of approximately $893 million from a consortium of banks, which was fully drawn as of December 31, 2006;

•

up to approximately $716 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $364 million of cash has been received as of December 31, 2006; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 31, 2006, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These equity amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a EUR 700 million Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion.

On October 13, 2006, we executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as our group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) is at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below $1 billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). As of December 31, 2006, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $893 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of December 31, 2006, the rate of interest for the initial interest period was 7.1259 percent for the First Installment and 7.11563 percent for the Second Installment. This loan is repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

The amended and restated Fab 36 Term Loan also amends certain covenants applicable to AMD Fab 36 KG. For example, for as long as group consolidated cash is at least $1 billion, our credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, the only financial covenant that AMD Fab 36 KG is required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value (as defined in the agreement) as at the end of any relevant period specified in Column A below cannot exceed the percentage set out opposite such relevant period in Column B below:

Column A	Column B
(Relevant Period)	(Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50 percent
up to and including 31 December 2009	45 percent

thereafter	40 percent

As of December 31, 2006, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balances in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts.

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

Pursuant to the terms of the Guarantee Agreement among us, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

As of December 31, 2006, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

If our group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than the amounts set forth below:

Measurement Date on fiscal quarter ending	Amount (In millions)
December 2005	$1,500
March 2006 and on the last day of each fiscal quarter thereafter	$1,750

In addition, if our group consolidated cash declines below the amounts set forth above, we would be required to maintain EBITDA (as defined in the agreement) as of the last day of each preceding fiscal period set forth below in an amount not less than the amount set forth below opposite the date of such preceding fiscal period:

Period	Amount (In millions)
for the four consecutive fiscal quarters ending December 2005 and for the four fiscal quarters ending on each fiscal quarter thereafter	$850 and $750 on an annualized basis for the two most recent fiscal quarters ending prior to December 31, 2006

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership was established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $772 million, Leipziger Messe agreed to provide an aggregate of $264 million and Fab 36 Beteiligungs agreed to provide an aggregate of $158 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 31, 2006, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $66 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.6 million to Leipziger Messe and a premium of $2.8 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $106 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $79 million in annual 20 percent installments commencing in October 2005. As of December 31, 2006, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $32 million of Fab 36 Beteiligungs’ silent partnership contributions and $26 million of Leipziger Messe’s silent partnership contribution.

Under U.S. generally accepted accounting principles, we initially classified the portion of the silent partnership contribution that is mandatorily redeemable as debt on the consolidated balance sheets at its fair value at the time of issuance because of the mandatory redemption features described in the preceding paragraph. Each accounting period, we increase the carrying value of this debt towards its ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent and 13 percent. We record this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 31, 2006, AMD Fab 36 KG had received $185 million of silent partnership contributions and $238 million of limited partnership contributions, which includes a New Silent Partnership Amount of $66 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $716 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. We record the subsidies as long-term liabilities on our consolidated balance sheet and amortize them to operations ratably starting from December 2004 through December 2012. Initially, we amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, we started amortizing these amounts as a reduction to cost of sales. For allowances, starting from the first quarter of 2006, we amortize the amounts as a reduction of depreciation expense ratably over the life of the equipment because these allowances are intended to subsidize the capital investments in equipment. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of December 31, 2006, AMD Fab 36 KG received cash allowances of $157 million for capital investments made in 2003 through 2005 as well as cash grants of $207 million for capital investments made in 2003 through 2006 and a prepayment for capital investments planned in 2007 and the first half of 2008.

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

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including loan to fixed asset value ratio and, in certain circumstances, a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing our 7.75% Notes and the October 2006 Term Loan. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the agreement. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875 percent
Beginning on November 1, 2009 through October 31, 2010	101.938 percent
Beginning on November 1, 2010 through October 31, 2011	100.000 percent
On November 1, 2011	100.000 percent

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

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of the 7.75 % Notes. The holders of the 7.75 % Notes received 107.75 percent of the principal amount of the 7.75 % Notes plus accrued interest. In connection with the redemption, we recorded an expense of approximately $16 million, which represents the 7.75 % redemption premium that we paid, and a charge of $ 4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75 % Notes. We included these charges in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2006.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method. Of this amount, approximately $4 million was charged to other income (expense), net as a result of redemption described above.

In October 2006, the holders of the 7.75% Notes received a security interest that is equal and ratable to that held by the lenders under the October 2006 Term Loan, See the section entitled “October 2006 Term Loan,” above for more information.

We may elect to purchase or otherwise retire the remaining principal outstanding under our 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Other Long-Term Liabilities

Other Long-Term Liabilities included $66 million related to certain technology licenses that will be paid through 2008. Other Long-Term Liabilities excluded amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 31, 2006, primarily consisted of $364 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $18 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Capital Lease Obligations

As of December 31, 2006, we had aggregate outstanding capital lease obligations of $160 million. Included in this amount is $141 million in obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing requirements. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, Determining Whether an Arrangement Contains a Lease and SFAS 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of December 31, 2006, were $381 million, of which $67 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of December 31, 2006, were $3.0 billion for periods through 2020. These purchase commitments include $1 billion related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and energy and gas and up to $169 million representing payments to IBM for 2007 and 2008 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table above only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through December 2011 would be between $304 million and $334 million. In addition, unconditional purchase commitments also include $206 million for technology license agreements that require periodic payments through 2009 as well as non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 31, 2006 related to underlying liabilities that are already recorded on our consolidated balance sheet as of December 31, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on our consolidated balance sheet for these guarantees. For more information on these guarantees, see “Contractual Obligations” above.

	Amounts Guaranteed	2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$126	$42	$42	$42
Payment guarantees on behalf of consolidated subsidiaries(2)	142	142	—	—
Total guarantees	$268	$184	$42	$42

(1)

This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $58 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by AMD Fab 36 KG. We guaranteed these payment obligations on behalf of AMD Fab 36 KG. At December 31, 2006, approximately $142 million was outstanding under this guarantee and recorded as a payable on our consolidated balance sheet. The obligation under the guarantee diminishes as the supplier is paid.

Guarantees of Indebtedness not Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 31, 2006 for which the related underlying liabilities are not recorded on our consolidated balance sheet as of December 31, 2006 and their expected expiration dates:

	Amounts Guaranteed(1)	2007	2008	2009	2010	2011
	(In millions)
AMTC revolving loan guarantee	$42	$42	$—	$—	$—	$—
AMTC rental guarantee(2)	101	—	—	—	—	101
Spansion operating and capital lease guarantees(3)	6	5	1	—	—	—
Total guarantees	$149	$47	$1	$—	$—	$101

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	We agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $158 million revolving credit facility and a $99 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 31, 2006, we guaranteed up to $42 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $101 million. As of December 31, 2006, $91 million was drawn under the revolving credit facility, and $54 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Capital and Operating Lease Guarantee

We guaranteed capital and operating leases entered into by Spansion and its subsidiaries totaling $6 million as of December 31, 2006. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because we concluded the fair value of the guarantees is not significant after considering various factors including Spansion’s credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

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

As of December 31, 2006, we have substantially provided to Spansion the agreed upon services referred to above under the IT Services and General Services Agreements and as a result we expect the services provided in 2007 and beyond to be minimal.

Outlook

Our outlook disclosure is based on current expectations and contains forward-looking statements. Reference should be made to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of Part I, Item I—Business. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Financial Condition” and “Risk Factors” sections in this report and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission reports and filings.

In a seasonally down first quarter, we expect revenue to be in the range of $1.6 billion to $1.7 billion. Also, during the first quarter of 2007, we expect operating expenses, which include research and development expenses and marketing, sales and administrative expenses, to be in the range of $830 million to $880 million, which includes ATI restructuring charges and stock option expense. ATI acquisition related charges will be approximately $120 million in the first quarter, of which $90 million is included in the operating expense amount previously mentioned and $30 million will be recorded to cost of sales. We expect employee stock-based compensation expense in the first quarter to be approximately $32 million. We also expect 2007 capital expenditures to be approximately $2.5 billion.

Recently Issued Accounting Pronouncements

In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $24 million to our beginning retained earnings balance.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year unless the adjustment relates to tax positions taken by an acquired entity that existed at the time of the acquisition, in which case the adjustment would be recorded to goodwill. We are currently evaluating the impact of adoption of FIN 48 and expect to adopt it as required at the beginning of our fiscal year of 2007.

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

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2006, substantially all of our investments in our portfolio were highly liquid investments and consisted primarily of bank notes, short-term corporate notes, money market auction rate preferred stocks and short-term federal agency notes.

In October and December 2006, we borrowed $645 million and $248 million in U.S. dollars under the Fab 36 Term Loan. Interest is payable on this loan at a variable rate which is calculated as the aggregate of the applicable margin, (as defined in the Fab 36 Term Loan) plus LIBOR plus minimum reserve cost if any. We may select an interest period of one, two or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest is reset at the beginning of each new interest period. As of December 31, 2006, the rate of interest was 7.1259 percent for the first drawdown and 7.11563 percent for the second drawdown. In addition, in October 2006, we borrowed an aggregate amount of $2.5 billion under the October 2006 Term Loan in order to finance a portion of the ATI acquisition. Interest is payable on this loan at a variable rate which is calculated as the Eurodollar Rate (as defined in the October 2006 Term Loan) plus a 2.25 percent margin. The margin will reduce by 0.25 percent when the outstanding aggregate principal amount is less than $1.75 billion. We may select an interest period of one, two, three, six or if available to all the lenders, nine or twelve months for each loan. The rate of interest is reset at the beginning of each new interest period. As of December 31, 2006, $2.2 billion was outstanding and the interest rate was 7.62 percent. Because the Fab 36 Term Loan and the October 2006 Term Loan both bear a variable interest rate, our exposure to interest rate risk has increased significantly. We will continue to monitor our exposure to interest rate risk.

Default Risk.    We mitigate default risk in our investment portfolio by investing in only the highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and strive to preserve our invested funds by limiting default risk and market risk.

Except for the October 2006 Term Loan, which was used to fund a portion of the ATI acquisition, we generally use proceeds from borrowings primarily to support general corporate purposes, including capital expenditures and working capital needs.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2006 and comparable fair values as of December 25, 2005:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total	Fiscal 2006 Fair Value	Fiscal 2005 Fair Value
	(In millions except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$1,164	$—	$—	$—	$—	$—	$1,164	$1,164	$488
Weighted-average rate	5.16%	—	—	—	—	—	5.16%	5.16%	3.68%
Variable rate amounts	$84	$—	$—	$—	$—	$—	$84	$84	$50
Weighted-average rate	5.26%	—	—	—	—	—	5.26%	5.26%	4.21%
Marketable securities
Fixed rate amounts	$15	$—	$—	$—	$—	$—	$15	$15	$938
Weighted-average rate	5.38%	—	—	—	—	—	5.38%	5.38%	6.15%
Variable rate amounts	$146	$—	$—	$—	$—	$—	$146	$146	$224
Weighted-average rate	5.35%	—	—	—	—	—	5.35%	5.35%	4.31%
Long-term investments:
Equity investments	$—	$—	$—	$—	$—	$1	$1	$4	$7
Fixed rate amounts	$13	$—	$—	$—	$—	$—	$13	$13	$13
Weighted-average rate	5.29%	—	—	—	—	—	5.29%	5.29%	3.86%
Total Investment Portfolio	$1,422	$—	$—	$—	$—	$1	$1,423	$1,426	$1,720
Debt Obligations
Fixed rate amounts	$43	$44	$44	$1	$1	$395	$528	$542	$1,410
Weighted-average rate	12.76%	12.76%	12.73%	6.86%	6.86%	7.74%	8.98%	8.75%	6.94%
Variable rate amounts	$76	$201	$290	$326	$111	$2,105	$3,109	$3,109	$—
Weighted-average rate	7.26%	7.17%	7.15%	7.14%	7.21%	7.62%	7.47%	7.47%	—
Total Debt Obligations	$119	$245	$334	$327	$112	$2,500	$3,637	$3,651	$1,410

Foreign Exchange Risk.    As of December 31, 2006, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and Canadian dollars. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI in October 2006, some of our expenses and debt are denominated in Canadian dollars.

As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of net revenue, affecting our profitability and cash flows. We use foreign currency forward and option contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. Our accounting policy for these instruments is based on our designation of such instruments as hedges of underlying exposure to variability in cash flows. We do not use these contracts for speculative or trading purposes.

Commencing from December 26, 2005, we changed the functional currency for our German subsidiaries, AMD Saxony Limited Liability Company & Co. KG and AMD Fab 36 Limited Liability Company & Co KG, from the euro to the U.S. dollar following an evaluation of the scope of their operations and business practices. We concluded that the U.S. dollar is the currency of the primary economic environment in which these subsidiaries operate. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows because certain locally incurred expenses of these subsidiaries continue to be denominated in euro, thereby still subjecting us to foreign currency risk. We will continue to monitor and to hedge this foreign risk exposure as appropriate.

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 31, 2006 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward and option contracts as of December 31, 2006 and December 25, 2005. All of our foreign currency forward contracts and option contracts mature within 12 months.

	Fiscal 2006			Fiscal 2005
	Notional amount	Average contract rate	Estimated fair value gain (loss)	Notional amount	Average contract rate	Estimated fair value gain (loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Japanese yen	$26	117.62	$—	$—	—	$—
Canadian dollar	117	1.1181	(4)	—	—	—
Euro	1,099	1.3036	13	239	1.2020	3
Foreign currency option contracts:
Euro	—	—	—	327	1.3002	(13)
Total:	$1,242		$9	$566		$(10)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Years Ended December 31, 2006
	2006	2005	2004
	(In millions, except per share amounts)

Net revenue	$5,649	$4,972	$3,924
Net revenue to related party (see Note 5)	—	876	1,077

Total net revenue	5,649	5,848	5,001
Cost of sales	2,856	3,456	3,033
Gross margin	2,793	2,392	1,968
Research and development	1,205	1,144	934
Marketing, general and administrative	1,140	1,016	812
In-process research and development	416	—	—
Amortization of acquired intangible assets and integration charges	79	—	—

Operating income (loss)	(47)	232	222
Interest income	116	37	18
Interest expense	(126)	(105)	(112)
Other income (expense), net	(13)	(24)	(49)

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(70)	140	79
Minority interest in consolidated subsidiaries	(28)	125	18
Equity in net loss of Spansion Inc. and other (see Note 4)	(45)	(107)	—

Income (loss) before income taxes	(143)	158	97
Provision (benefit) for income taxes	23	(7)	6

Net income (loss)	$(166)	$165	$91

Net income (loss) per common share:
Basic	$(0.34)	$0.41	$0.25
Diluted	$(0.34)	$0.40	$0.25

Shares used in per share calculation:
Basic	492	400	359
Diluted	492	441	371

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	December 25, 2005
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,380	$633
Marketable securities	161	1,003
Spansion senior subordinated notes (see Note 4)	—	159
Total cash and cash equivalents and marketable securities	1,541	1,795
Accounts receivable	1,153	818
Allowance for doubtful accounts	(13)	(13)
Total accounts receivable, net	1,140	805
Inventories:
Raw materials	83	18
Work-in-process	545	225
Finished goods	186	146
Total inventories	814	389
Deferred income taxes	25	93
Prepaid expenses and other current assets	433	334
Receivable from Spansion (see Note 5)	10	143
Total current assets	3,963	3,559
Property, plant and equipment:
Land and land improvements	53	29
Buildings and leasehold improvements	1,410	1,028
Equipment	5,202	3,310
Construction in progress	672	1,121
Total property, plant and equipment	7,337	5,488
Accumulated depreciation and amortization	(3,350)	(2,787)
Property, plant and equipment, net	3,987	2,701
Acquisition related intangible assets, net (see Note 3)	1,207	—
Goodwill (see Note 3)	3,217	—
Receivable from Spansion (see Note 5)	5	3
Investment in Spansion (see Note 4)	371	721
Other assets	397	304
Total assets	$13,147	$7,288

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets—(Continued)

	December 31, 2006	December 25, 2005
	(In millions, except par value amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336	$623
Accounts payable to Spansion (see Note 5)	2	233
Accrued compensation and benefits	177	227
Accrued liabilities	716	389
Income taxes payable	78	3
Deferred income on shipments to distributors	169	142
Current portion of long-term debt and capital lease obligations	125	43
Other current liabilities	249	162
Total current liabilities	2,852	1,822
Deferred income taxes	31	93
Long-term debt and capital lease obligations, less current portion	3,672	1,327
Other long-term liabilities	517	459
Minority interest in consolidated subsidiaries	290	235
Commitments and contingencies (see Notes 14 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750 shares authorized; shares issued: 553 on December 31, 2006 and 442 on December 25, 2005; shares outstanding: 547 on December 31, 2006 and 436 on December 25, 2005	5	4
Capital in excess of par value	5,409	2,800
Treasury stock, at cost (7 shares on December 31, 2006 and December 25, 2005)	(93)	(90)
Retained earnings	308	474
Accumulated other comprehensive income	156	164
Total stockholders’ equity	5,785	3,352
Total liabilities and stockholders’ equity	$13,147	$7,288

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2006

	Number of shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(In millions)
December 28, 2003	351	$4	$2,051	$(92)	$218	$258	$2,439
Comprehensive income:
Net income	—	—	—	—	91	—	91
Other comprehensive income:
Reclassification adjustment for gains on investment included in earnings, net of taxes of ($2)	—	—	—	—	—	(4)	(4)
Net change in cumulative translation adjustments	—	—	—	—	—	115	115
Net unrealized gains on cash flow hedges, net of taxes of $21	—	—	—	—	—	63	63
Reclassification adjustment for gains included in earnings, net of taxes of ($29)	—	—	—	—	—	(51)	(51)

Total other comprehensive income							123

Total comprehensive income							214

Issuance of shares:
Employee stock plans	12	—	123	1	—	—	124
Induced conversion of convertible debt	29	—	233	—	—	—	233
Compensation recognized under employee stock plans	—	—	1	—	—	—	1
December 26, 2004	392	$4	$2,408	$(91)	$309	$381	$3,011
Comprehensive loss:
Net income	—	—	—	—	165	—	165
Other comprehensive loss:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	4	4
Net change in cumulative translation adjustments	—	—	—	—	—	(192)	(192)
Net unrealized losses on cash flow hedges, net of taxes of $0	—	—	—	—	—	(48)	(48)
Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	16	16
Net change in minimum pension liability	—	—	—	—	—	3	3

Total other comprehensive loss							(217)

Total comprehensive loss							(52)

Issuance of shares:
Employee stock plans	17	—	188	1	—	—	189
Conversion of the remaining 4.50% Notes (see Note 9)	27	—	199	—	—	—	199
Compensation recognized under employee stock plans	—	—	5	—	—	—	5
December 25, 2005	436	$4	$2,800	$(90)	$474	$164	$3,352
Comprehensive loss:
Net loss	—	—	—	—	(166)	—	(166)
Other comprehensive loss:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	(3)	(3)
Net change in cumulative translation adjustments	—	—	—	—	—	(2)	(2)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	7	7
Reclassification adjustment for gain included in earnings, net of taxes of $0	—	—	—	—	—	(10)	(10)

Total other comprehensive loss							(8)

Total comprehensive loss							(174)

Issuance of shares:
Employee stock plans	18	—	234	(3)	—	—	231
Common stock issued in public offering, net of issuance cost	14	—	495	—	—	—	495
Common stock issued for ATI Acquisition (see Note 3)	58	1	1,171	—	—	—	1,172
Fair value of vested options and restricted stock units issued to ATI employees (see Note 3)		—	144	—	—	—	144
Conversion of 4.75% Debentures (see Note 9)	21	—	488	—	—	—	488
Compensation recognized under employee stock plans		—	77	—	—	—	77
December 31, 2006	547	$5	$5,409	$(93)	$308	$156	$5,785

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Years Ended December 31, 2006
	2006	2005	2004
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(166)	$165	$91
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in consolidated subsidiaries	28	(125)	(19)
Depreciation and amortization	837	1,219	1,225
Write-off of in-process research and development	416	—	—
Provision for doubtful accounts	—	(5)	(3)
Equity in (income) loss of Spansion Inc.	51	(3)	—
(Gain) loss on dilution of equity interest in Spansion Inc.	(6)	110	—
(Benefit) provision for deferred income taxes	(2)	(22)	(39)
Write-off of goodwill	—	16	—
Gain on Spansion’s repurchase of its 12.75% Senior Subordinated Notes	(10)	—	—
Charge relating to induced conversion of 4.5% Notes (See Note 9)	—	—	32
Foreign grant and subsidy income	(151)	(110)	(87)
Net loss (gain) on disposal of property, plant and equipment	14	6	(4)
Compensation recognized under employee stock plans	77	5	1
Other	27	7	12
Changes in operating assets and liabilities:
Accounts receivable	(55)	(276)	(165)
Receivable from related parties	115	54	15
Inventories	6	(28)	(180)
Prepaid expenses and other current assets	(19)	8	35
Other assets	(175)	(10)	(21)
Tax refund receivable	—	7	(13)
Taxes payable	(1)	(36)	6
Refund of customer deposits under long-term purchase agreements	—	(18)	(21)
Accounts payables and accrued liabilities	530	313	235
Accounts payable to related party	(229)	206	(13)
Net cash provided by operating activities	1,287	1,483	1,087
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,857)	(1,513)	(1,440)
Proceeds from sale of property, plant and equipment	23	10	34
Proceeds from Spansion repayment of intercompany loans	22	261	—
Proceeds from sale of Spansion Inc. stock	278	—	—
Acquisition of ATI, net of cash and cash equivalents acquired	(3,893)	—	—
Purchases of available-for-sale securities	(2,119)	(1,562)	(377)
Proceeds from sale and maturity of available-for-sale securities	3,066	836	227
Purchase of Spansion’s 12.75% Senior Subordinated Notes	—	(159)	—
Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	175	—	—
Net cash impact of change in status of Spansion from consolidated subsidiary to unconsolidated investee	—	(133)	—
Other	2	(10)	—
Net cash (used in) investing activities	(4,303)	(2,270)	(1,556)

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Three Years Ended December 31, 2006
	2006	2005	2004
	(In millions)
Cash flows from financing activities:
Proceeds from notes payable to banks	—	77	—
Proceeds from borrowings, net of issuance cost	3,366	169	745
Repayments of debt and capital lease obligations	(539)	(316)	(898)
Proceeds from foreign grants and subsidies	210	163	30
Proceeds from sale leaseback transactions	—	129	60
Proceeds from limited partners’ contribution	—	90	128
Change in compensating balance	—	—	224
Proceeds from issuance of common stock, net of issuance costs	495	—	—
Proceeds from issuance of common stock under stock-based compensation plans	231	189	124
Other	—	(7)	—
Net cash provided by financing activities	3,763	494	413
Effect of exchange rate changes on cash and cash equivalents	—	7	7
Net increase (decrease) in cash and cash equivalents	747	(286)	(49)
Cash and cash equivalents at beginning of year	633	919	968
Cash and cash equivalents at end of year	$1,380	$633	$919
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$79	$139	$70
Income taxes	$17	$40	$34
Non-cash investing activities:
Issuance of stock, stock options and restricted stock units for ATI	$1,316	$—	$—
Non-cash financing activities:
Equipment sale leaseback transaction	$—	$78	$34
Capital leases	$18	$119	$—
Conversion of senior convertible debt	$500	$202	$201

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, December 25, 2005 and December 26, 2004

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with facilities throughout the world. References herein to the “Company” mean AMD and its consolidated subsidiaries, including prior to December 21, 2005, Spansion Inc. (formerly, Spansion LLC) and its subsidiaries. The Company provides processing solutions for the computing, graphics and consumer electronics markets. Prior to the initial public offering (IPO) of Spansion Inc. on December 21, 2005, the Company also manufactured and sold Flash memory devices through its formerly consolidated majority owned subsidiary, Spansion LLC. On October 25, 2006 the Company completed the acquisition of ATI Technologies Inc. (ATI) (see Note 3). As a result of the acquisition, AMD began to supply 3D graphic, video and multimedia products and chipsets for personal computers, or PCs, including desktop and notebook PCs, professional workstations, and servers and products for consumer electronic devices such as mobile phones, digital TVs and game consoles.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2006 consisted of 53 weeks and fiscal 2005 and 2004 each consisted of 52 weeks. Fiscal 2006, 2005 and 2004 ended on December 31, December 25, and December 26. Commencing in 2007, the Company will use a 52- to 53- week fiscal year ending on the last Saturday in December.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries, including the results of operations of Spansion Inc. through December 20, 2005 and the operations of ATI from October 25, 2006 through December 31, 2006 (see Note 3). Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority owned subsidiaries, are reported as minority interest.

Due to Spansion’s IPO on December 21, 2005 and the subsequent dilution of the Company’s ownership interest in Spansion (see Note 4), the Company has used the equity method of accounting to reflect its share of Spansion’s net income (loss) from December 21, 2005 through December 31, 2006. Also, included in the financial statements, under the equity method of accounting, is the Company’s percentage equity share of certain other investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, goodwill and the valuation of acquisition related intangible assets, impairment of long-lived assets and deferred income taxes.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of segment information. (See Note 11).

Revenue Recognition.    The Company recognizes revenue from products sold directly to customers, including original equipment manufacturers (OEMs), when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Estimates of product returns, allowances and future price reductions, based on actual historical experience and other known or anticipated trends and factors, are recorded at the time revenue is recognized. The Company sells to distributors under terms allowing the distributors certain rights of return and price protection on unsold merchandise held by them. The distributor agreements, which may be cancelled by either party upon specified notice, generally contain a provision for the return of those of the Company’s products that the Company has removed from its price book or that are not more than twelve months older than the manufacturing code date. In addition, some agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Accordingly, the Company defers the gross margin resulting from the deferral of both revenue and related product costs from sales to distributors with agreements that have the aforementioned terms until the merchandise is resold by the distributors.

The Company also sells its products to distributors with substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

The Company records estimated reductions to revenue under distributor and customer incentive programs, including certain cooperative advertising and marketing promotions and volume based incentives and special pricing arrangements, at the time the related revenues are recognized. For transactions where the Company reimburses a customer for a portion of the customer’s cost to perform specific product advertising or marketing and promotional activities, such amounts are recorded as a reduction of revenue unless they qualify for cost recognition under Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9). Shipping and handling costs associated with product sales are included in cost of sales.

Inventories.    Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market (net realizable value). Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. Obsolete inventories are written off.

Goodwill and Acquisition Related Intangible Assets.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. All of the Company’s goodwill and acquisition related intangible assets outstanding at December 31, 2006 were related to the Company’s acquisition of ATI (see Note 3). In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company will perform its annual goodwill impairment analysis during the fourth quarter of each fiscal year, with the first impairment analysis related to ATI goodwill to be performed in the fourth quarter of 2007. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 14 months to seven years. The carrying amount of these assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In 2005, the Company recorded an impairment charge related to goodwill initially recognized as result of the formation of Spansion LLC. (See Note 4).

Impairment of Long-Lived Assets.    For long-lived assets other than goodwill and acquisition related intangible assets, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Included in other assets on the consolidated balance sheets are balances related to certain technology licenses. The balances related to these licenses, net of amortization, were $204 million and $154 million at December 31, 2006 and December 25, 2005. Estimated future amortization expense related to these licenses is as follows:

In millions
Fiscal Year
2007	$81
2008	81
2009	26
2010	8
2011	5
Thereafter	3
Total	$204

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made. (See Note 17).

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Marketable Securities.    The Company classifies its marketable debt and equity securities at the date of acquisition as either held to maturity or available-for-sale. Substantially all of the Company’s investments in marketable debt and equity securities are classified as available-for-sale. These securities are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in other income (expense), net. The cost of securities sold is based on the specific identification method.

The Company classifies investments with remaining time to maturity of more than three months as marketable securities. Marketable securities generally consist of money market auction rate preferred stocks and debt securities such as commercial paper, corporate notes, certificates of deposit and marketable direct obligations of United States governmental agencies. Available-for-sale securities with remaining time to maturity greater than twelve months are classified as current when they represent investments of cash that are intended to be used in current operations.

Derivative Financial Instruments.    The Company is primarily subject to foreign currency risks for transactions denominated in euros and Canadian dollars. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the fluctuation in value of forecasted euro and Canadian dollar denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value, and are reflected in prepaid expenses and other current assets or accrued liabilities, with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income (loss) and subsequently recognized in the consolidated statements of operations line item corresponding to the hedged forecasted transaction in the same period the transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized, offsets the gain or loss on the hedged transactions. As of December 31, 2006, the Company expects to reclassify the amount accumulated in other comprehensive income to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

The effectiveness test for these foreign currency contracts utilized by the Company is the fair value to fair value comparison method. Under this method, the Company includes the time value portion of the change in value of the currency forward contract in its effectiveness assessment. Any ineffective portion of the hedges is recognized currently in other income (expense), net, which has not been significant to date.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net unrealized gain or loss will be recorded as a component of other income (expense), net.

Premiums paid for foreign currency forward and option contracts are immediately charged to operations.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to six years; buildings and building improvements, up to 26 years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

Treasury Stock.    The Company accounts for treasury stock acquisitions using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to capital in excess of par value. If the reissuance price is less than the cost, the difference is recorded in capital in excess of par value to the extent there is a cumulative treasury stock paid in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded in retained earnings.

Product Warranties.    The Company generally warrants that microprocessor products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to its approved specifications. Subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers of all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

The Company generally warrants that its graphics and chipset products and certain products for consumer electronics devices will be free from defects in material and workmanship under normal use and service for a period of one year, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will be free from defects in material and workmanship under normal use and service for a period of three years, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to its customers.

Foreign Currency Translation/Transactions.    For the year ended December 31, 2006, the functional currency of all the Company’s foreign subsidiaries was the U.S. dollar. For 2005 and 2004, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony) and AMD Fab 36 & Co. KG (AMD Fab 36 KG) whose functional currencies were the euro. Beginning in 2006, following an evaluation of the scope of their operations and business practices, the Company concluded that the U.S. dollar is the currency of the primary economic environment in which these subsidiaries operate, and changed the functional currency of AMD Saxony and AMD Fab 36 KG to the U.S. dollar. Additionally, Spansion Japan, a consolidated subsidiary of AMD until December 20, 2005, used the Japanese yen as its functional currency.

For subsidiaries whose functional currency is the U.S. dollar, assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non monetary assets and liabilities. Net revenue, cost of sales and expenses have been remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted non monetary balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement have been included in net income (loss).

In 2005 and 2004, adjustments resulting from translating the foreign currency financial statements of AMD Saxony, AMD Fab 36, KG, and Spansion Japan into the U.S. dollar have been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency for AMD Saxony and AMD Fab 36 KG, these subsidiaries no longer generate translation adjustments. Translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss). The Company will continue to include its proportionate share of the translation adjustments relating to Spansion Japan in accumulated other comprehensive income (loss). In November 2006, upon the sale of a portion of its investment in Spansion, the Company’s proportionate share of the translation adjustment relating to Spansion Japan was reduced accordingly. (See Note 4).

The gains or losses resulting from transactions denominated in currency other than the functional currencies have been recorded in net income (loss). The aggregate exchange gain (loss) included in determining net income (loss) was ($22) million in 2006, ($8) million in 2005, and $40 million in 2004.

Guarantees.    The Company accounts for guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Under FIN 45, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. However, this is limited to those guarantees issued or modified after December 31, 2002. The recognition of fair value is not required for certain guarantees such as the parent’s guarantee of a subsidiary’s debt to a third party or guarantees on product warranties. For those guarantees excluded from FIN 45’s fair value recognition provision, financial statement disclosures of their terms are made. (See Note 14).

Foreign Grants and Subsidies.    The Company receives or has received investment grants and allowances from the Federal Republic of Germany and the State of Saxony in connection with Fab 30 and Fab 36 in Dresden, Germany. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant subsidy grant documents. Accordingly, amounts received are initially recorded as a long-term liability on the Company’s financial statements, and then are amortized as a reduction to cost of sales. Fab 30 related subsidies are being amortized to operations ratably through December 2007. Fab 36 related investment allowances are being amortized to operations ratably over the lives of the underlying asset associated with the investment allowance. Fab 36 related grants are being amortized to operations ratably through December 2012.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met.

Advertising Expenses.    Advertising expenses for fiscal 2006, 2005 and 2004 were approximately $515 million, $333 million and $225 million. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue in accordance with EITF 01-9.

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

	2006	2005	2004
	(In millions except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(166)	$165	$91
Effect of assumed conversion of 4.50% Convertible Senior Notes Due 2007:
Interest expense, net of tax	—	9	—
Profit sharing expense adjustment, net of tax (1)	—	—	—

Numerator for diluted income (loss) per common share	$(166)	$174	$91

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	492	400	359
Effect of dilutive securities:
Employee stock options	—	15	12
4.50% Convertible Senior Notes Due 2007	—	26	—

Dilutive potential common shares	—	41	12

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	492	441	371

Net income (loss) per common share:
Basic	$(0.34)	$0.41	$0.25
Diluted	$(0.34)	$0.40	$0.25

(1)	Less than $1 million

The Company incurred a net loss for 2006. Potential dilutive common shares of approximately 55 million for 2006, which included both shares issuable upon the assumed exercise of outstanding employee stock options and the assumed conversion of outstanding convertible securities, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. Potential dilutive common shares of approximately 21 million and 49 million for the years ended December 25, 2005 and December 26, 2004, which were associated with the assumed conversion of outstanding convertible securities, were not included in the net income per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income:

	2006	2005
	(In millions)
Net unrealized gains on available-for-sale securities, net of taxes of $1 in 2006 and $1 in 2005	$2	$5
Net unrealized gains (losses) on cash flow hedges, net of taxes of $0 in 2006 and $0 in 2005	5	(2)
Minimum pension liability	(1)	(1)
Cumulative translation adjustments	150	162
	$156	$164

Stock-Based Compensation.    On December 26, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases pursuant to the Employee Stock Purchase Plan, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for 2006 includes stock-based compensation expense for all of the Company’s stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as well as stock-based compensation expense for all stock-based compensation awards granted on or after December 26, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. (See Note 12 for a further discussion on stock-based compensation).

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

As a result of adopting SFAS 123R, the Company’s loss from operations, loss before taxes and net loss for the year ended December 31, 2006 was $40 million higher than it would have been if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per common share for the year ended December 31, 2006 was $0.08 higher than it would have been if it had continued to account for share-based compensation under Opinion 25.

Restructuring Charges.    The Company accounted for its 2002 restructuring charge in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3) for exit and disposal activities as they were initiated prior to December 30, 2002. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

Recently Issued Accounting Pronouncements.    In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $24 million to its beginning retained earnings balance.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN 48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year unless the adjustment relates to the tax positions taken by an acquired entity that existed at the time of the acquisition, in which case the adjustment would be recorded to goodwill. The Company is currently evaluating the impact of the adoption of FIN 48 and will adopt it as required at the beginning of its fiscal year 2007.

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

NOTE 3:    ATI Acquisition

On October 25, 2006, the Company completed the acquisition of all of the outstanding shares of ATI Technologies Inc. (ATI), a publicly held company headquartered in Markham, Ontario, Canada (the Acquisition) for a combination of cash and shares of the Company’s common stock. ATI is engaged in the design, manufacture and sale of innovative 3D graphics and digital media silicon solutions. The Company believes that the acquisition of ATI will allow it to deliver products that better fulfill the increasing demand for more integrated computing solutions.

The aggregate consideration paid by the Company for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of the Company’s common stock. In addition, the Company also assumed substantially all issued and outstanding ATI stock options, restricted stock units and other stock-based awards as of October 24, 2006 by issuing options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange. To finance a portion of the cash consideration paid, the Company borrowed $2.5 billion under a term loan with a third party financial institution. (See Note 9 for further details of the term loan). The total purchase price for ATI was $5.6 billion and is comprised of:

(In millions, except share amounts)
Acquisition of all of the outstanding shares, stock options, restricted stock units and other stock-based awards of ATI in exchange for:
Cash	$4,263
58 million shares of the Company’s common stock	1,172
Fair value of vested options and restricted stock units issued	144
Acquisition related transaction costs	25
Total purchase price	$5,604

The fair value of the Company’s common stock issued was determined in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which reflected the average of the closing prices of the Company’s common stock on the NYSE for the three trading days prior to October 25, 2006. The fair value of the Company’s options and restricted stock units was determined under SFAS 123R. The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion valued at approximately $69 million will be amortized over the future remaining vesting periods. The stock compensation expense for 2006 related to these stock options and restricted stock units was approximately $10 million.

Preliminary Purchase Price Allocation

The Company accounted for the acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations (SFAS141). The Company included the operations of ATI in its consolidated financial statements from October 25, 2006 through December 31, 2006. The total purchase price was preliminarily allocated to ATI’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of October 24, 2006 as set forth below:

(In millions)
Cash and marketable securities	$500
Accounts receivable	290
Inventories	431
Goodwill	3,217
Developed product technology	752
Game console royalty agreement	147
Customer relationships	257
Trademarks and trade names	62
Customer backlog	36
In-process research and development	416
Property, plant and equipment	143
Other assets	25
Accounts payable and other liabilities	(631)
Reserves for exit costs	(8)
Debt and capital lease obligations	(31)
Deferred revenues	(2)
Total purchase price	$5,604

The primary areas of purchase price allocation that are not yet finalized consist of ATI-related exit costs, certain liabilities assumed, certain legal matters as discussed in Note 17 and tax-related contingencies. Resolution of ATI tax-related contingencies for amounts different than amounts recorded as of the close of the acquisition will result in adjustments to goodwill. Adjustments to amounts recorded as of the close of the acquisition related to the finalization of ATI-related exit costs and resolution of certain ATI legal contingencies will result in adjustments to goodwill or will be recorded in post-acquisition operating results, depending on the nature and timing of such adjustments.

Management performed an analysis to determine the fair value of each tangible and identifiable intangible asset, including the portion of the purchase price attributable to acquired in-process research and development projects.

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of fiscal year of 2006. Projects that qualify as

IPR&D represent those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. These projects included development of next generation products for the Graphics and Chipsets segment and the Consumer Electronics segment. The estimated fair value of the projects for the Graphics and Chipsets segment was approximately $193 million. The estimated fair value of the projects for the Consumer Electronics segment was approximately $223 million.

The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ATI and its competitors.

The discount rates applied to individual projects were selected after consideration of the overall estimated weighted average cost of capital and the discount rates applied to the valuation of the other assets acquired. Such weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. In developing the estimated fair values, the Company used discount rates ranging from 14 percent to 15 percent.

Other Acquisition Related Intangible Assets

Developed product technology comprises products that have reached technological feasibility, and includes technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV products divisions. This intangible asset was estimated to have a useful life of five years.

Game console royalty agreements represent agreements existing as of October 24, 2006 with video game console manufacturers for the payment of royalties to ATI for intellectual property design work performed, and were estimated to have an average useful life of five years.

Customer relationship intangibles represent ATI’s customer relationships existing as of October 24, 2006 and were estimated to have an average useful life of four years.

Trademarks and trade names are estimated to have an average useful life of seven years.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months.

The Company determined the fair value of intangible assets using income approaches and based the rates on the most current financial forecast available as of October 24, 2006. The discount rates used to discount net cash flows to their present values ranged from 12 percent to 15 percent. The Company determined these discount rates after consideration of the Company’s estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition. The Company recorded the excess of the purchase price over the net tangible and identifiable intangible assets as goodwill.

The Company based estimated useful lives for the intangible assets on historical experience with technology life cycles, product roadmaps and the Company’s intended future use of the intangible assets. The Company amortizes acquisition related intangible assets using the straight-line method over their estimated useful lives.

Concurrent with the acquisition, the Company implemented an integration plan which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. The Company estimated costs associated with employee severance and relocation totaled $7 million. The Company estimated costs associated with the closure of duplicate facilities to be $1 million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. The Company estimated these costs to be $32 million for the year ended December 31, 2006, and they are included in the caption, “Amortization of acquired intangible assets and integration charges,” on the Company’s consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations information gives effect to the ATI acquisition as if it had occurred at the beginning of each of the fiscal years presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the $2.5 billion October 2006 Term Loan had taken place at the beginning of each of the periods presented nor is it indicative of future financial performance. The pro forma financial information for each of the periods presented includes the nonrecurring business combination accounting effect on ATI inventories acquired, write off of in-process research and development and integration charges as well as the recurring effect from amortization of acquired intangible assets, stock-based compensation charges for unvested stock awards assumed and increase in interest expense associated with the October 2006 Term Loan.

The unaudited pro forma statement of operations for the year ended December 31, 2006 combined the historical results of AMD for the year ended December 31, 2006, which includes post-acquisition ATI results for the period from October 25, 2006 to December 31, 2006, and the historical results of pre-acquisition ATI for the period from January 1, 2006 to October 24, 2006. The unaudited pro forma statement of operations for the year ended December 25, 2005 combines the historical results of AMD for the year ended December 25, 2005 and, due to differences in our reporting periods, the historical results of ATI, for the twelve months ended November 30, 2005.

	Year Ended
	December 31, 2006	December 25, 2005
	(In millions, except per share data)
Total net revenue	$7,579	$8,047
Net loss	$(716)	$(938)
Basic net loss per common share	$(1.33)	$(2.05)
Diluted net loss per common share	$(1.33)	$(2.05)

Goodwill and Acquisition Related Intangible Assets

The following is the ATI goodwill by segment as of October 25, 2006 and December 31, 2006:

	Graphics and Chipsets Segment	Consumer Electronics Segment	Total
	(In millions)
ATI acquisition goodwill	$1,237	$1,980	$3,217

Approximately $2,601 million of the goodwill is expected to be deductible for tax purposes.

The balances of acquisition related intangible assets as of December 31, 2006 were as follows:

	December 31, 2006
	Weighted Average Amortization Period (in months)	Cost of ATI Acquisition Related Intangible Assets	Accumulated Amortization	Net
	(In millions)
Developed product technology	60	$752	(25)	$727
Game console royalty agreements	60	147	(5)	142
Customer relationships	48	257	(11)	246
Trademarks and trade names	84	62	(1)	61
Customer backlog	14	36	(5)	31
Total		$1,254	(47)	$1,207

The total amortization expense for acquisition related intangible assets was $47 million for the year ended December 31, 2006, and is included in the caption, “Amortization of acquired intangible assets and integration charges,” on the Company’s consolidated statements of operations. Estimated future amortization expense related to acquisition related intangible assets is as follows:

In millions
Fiscal Year
2007	$284
2008	253
2009	253
2010	242
2011	159
Thereafter	16
Total	$1,207

NOTE 4:    Spansion Inc.

On December 21, 2005, the Company’s majority owned subsidiary, Spansion Inc. (Spansion), completed its initial public offering (IPO) of 47,264,000 shares of its Class A common stock as well as offerings of senior notes to the Company and institutional investors with an aggregate principal amount of approximately $425 million. In addition, the Company cancelled $60 million of the aggregate principal amount outstanding under Spansion LLC’s promissory note issued to the Company on June 30, 2003 in exchange for 5,000,000 shares of Spansion’s Class A common stock. As a result, immediately after the IPO, the Company owned a total of 48,529,403 shares, or approximately 38 percent, of Spansion’s outstanding common stock. The Company did not receive any proceeds from Spansion’s IPO.

Dilution in Ownership Interest

Prior to the IPO, the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in the Company’s consolidated statements of operations and cash flows. Following the IPO, the Company’s ownership interest was diluted from 60 percent to approximately 38 percent, and the Company no longer exercised control over Spansion’s operations. Therefore, the Company used the equity method of accounting to reflect its share of Spansion’s net income from December 21, 2005 through December 31, 2006. In connection with the Company’s reduction in its ownership interest in Spansion, the Company recorded a loss of $110 million in 2005 which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by the Company.

In November 2006, the Company sold 21,000,000 shares of its Spansion Inc. Class A common stock in an underwritten public offering (the “Offering”). The Company received $278 million in net proceeds from the Offering. The Company realized a gain of $6 million from the sale, which was included in the caption, “Equity in net loss of Spansion, Inc. and other,” on the Company’s consolidated statements of operations. As a result of the Offering, the Company owned a total of 27,529,403 shares, or approximately 21 percent, of Spansion’s outstanding common stock. The Company continues to use the equity method of accounting to reflect its share of Spansion’s results of operations.

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

In addition, prior to Spansion’s IPO, as required by SFAS 142 the Company performed its annual goodwill impairment analysis associated with Spansion related goodwill during the fourth quarter of 2005. Goodwill in the amount of approximately $16 million was originally recorded in June 30, 2003 as a result of the formation of Spansion LLC which was accounted for as a partial step acquisition and purchase business combination under SFAS 141 and EITF Issue No. 01-2, Interpretations of APB Opinion No. 29 (EITF 01-2). After considering the fact that the estimated fair value of Spansion was less than its net book value and after comparing the estimated fair value of Spansion’s assets (other than goodwill) to their carrying value, the Company concluded that the implied fair value of goodwill was zero and therefore the entire $16 million was written off. This impairment charge was included in the Memory Products segment and is included in the caption, “Marketing, general and administrative,” on the Company’s consolidated statements of operations.

As of December 31, 2006, the carrying net book value of the Company’s net equity investment in Spansion, which includes the Company’s proportionate share of Spansion’s accumulated other comprehensive income (loss), amounted to approximately $361 million. The fair value of this investment was approximately $409 million based on closing market price of Spansion’s common stock on December 29, 2006, the last trading day of the fiscal year.

Purchase of Spansion LLC 12.75% Senior Subordinated Notes Due 2016

On December 21, 2005, Spansion LLC, a wholly-owned, indirect subsidiary of Spansion Inc., issued to the Company $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes). In June 2006, Spansion LLC repurchased the Spansion Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38 percent of the gain), was included in the caption, “Equity in net loss of Spansion Inc., and other,” on the Company’s consolidated statements of operations.

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

The primary purpose for accelerating the vesting of these awards was to minimize future compensation expense that the Company and Spansion would otherwise have been required to recognize in its and Spansion’s respective consolidated statements of operations with respect to these awards. If the Company had not accelerated the vesting of these awards, they would have been subject to variable fair value accounting in accordance with the guidance provided in EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. This accounting treatment would have applied because subsequent to Spansion’s IPO, the Company no longer consolidates Spansion’s results of operations. Accordingly, Spansion employees are no longer considered employees of the Company. Under variable fair value accounting, the Company would have been required to remeasure the fair value of unvested stock-based awards of the Company’s common stock held by Spansion employees after Spansion’s IPO at the end of each accounting period until such awards were fully vested.

The acceleration of these awards resulted in a compensation charge in the Company’s fourth quarter of 2005 of $1.5 million, which was based on the estimated forfeiture rate of 7.94 percent. The actual forfeitures for 2006 were not materially different from the estimate used.

In addition to the acceleration of vesting of certain stock awards as indicated above, there were approximately 684,000 unvested AMD stock options and restricted stock units still held by Spansion employees which were subject to variable accounting. In November 2006, subsequent to the sale of shares in the Offering, the Company’s ownership interest in Spansion was reduced to 21 percent. As a result, Spansion was no longer an “affiliate” under the terms of the equity incentive plans under which these options were issued, and the unvested AMD stock options and restricted stock units were cancelled and no longer subject to variable accounting. In addition, the expense associated with variable accounting for these unvested options and restricted stock units was reversed in 2006.

Summarized Financial Information

The following table presents summarized consolidated financial information for Spansion Inc., which was the basis of applying the equity method in the Company’s consolidated financial statements:

Spansion Inc.

	2006	2005(1)
	(In millions)
Consolidated statement of operations information
Revenue	$2,579
Gross profit	513
Operating loss	(91)
Net loss	$(148)

Consolidated balance sheet information
Current assets	$1,775	$1,673
Long-term assets	1,775	1,629
Total assets	$3,550	$3,302
Current liabilities	$690	$791
Long-term liabilities	1,014	589
Total stockholders’ equity	1,846	1,922
Total liabilities and stockholders’ equity	$3,550	$3,302

(1)

Since the Company accounted for Spansion Inc. using the equity method of accounting for only the last five days of 2005, the Company has not provided summary statement of operations information for 2005.

NOTE 5:    Related-Party Transactions

The Company and Fujitsu Limited formed FASL LLC, later renamed Spansion LLC, effective June 30, 2003 by expanding an existing manufacturing joint venture called Fujitsu AMD Semiconductor Limited, or FASL, that was formed in 1993 in which the Company’s ownership interest was slightly less than 50 percent. Upon formation of Spansion LLC, the Company increased its ownership interest to 60 percent. From the date of formation through December 20, 2005, the Company held a 60 percent controlling equity interest in Spansion LLC and, therefore, consolidated the results of Spansion LLC’s operations. The Company accounted for the Spansion LLC transaction as a partial step acquisition and purchase business combination under the provisions of SFAS 141, and EITF Issue 01-2. As of December 21 2005, following the completion of Spansion’s IPO, the Company’s ownership interest was diluted to approximately 38 percent and the Company no longer controlled Spansion’s operations. In November 2006, subsequent to the sale of shares in the Offering, the Company’s ownership interest in Spansion was reduced to 21 percent. As a result, effective December 21, 2005, the Company started accounting for its investment in Spansion under the equity method of accounting and continues to use the equity method as of December 31, 2006.

June 30, 2003 to December 20, 2005

As part of the formation of Spansion LLC, both the Company and Fujitsu contributed their respective investments in FASL. The Company and Fujitsu entered into various service contracts separately with Spansion LLC. The Company provided, among other things, certain information technology, facilities, logistics, legal, tax, finance, human resources, and environmental health and safety services to Spansion LLC. Under these contracts, Fujitsu provided, among other things, certain information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to Spansion LLC’s Japanese subsidiary, Spansion Japan. Fees earned by the Company and incurred by Spansion LLC or its subsidiaries for these services were eliminated in consolidation.

In addition, prior to the formation of Spansion LLC, FASL provided a defined benefit pension plan and a lump-sum retirement benefit plan to certain employees. These plans were administered by Fujitsu and covered employees formerly assigned from Fujitsu and employees hired directly by FASL, and after the formation of Spansion LLC, Spansion Japan, the owner of FASL’s assets. In September 2005, Spansion Japan adopted a new pension plan and changed the formula to a cash balance formula. Assets and obligations were transferred from the Fujitsu Group Employee Pension Fund to this new Spansion Japan pension plan. The Company’s share of the pension cost and the unfunded pension liability related to these Spansion employees was not material to the Company’s consolidated financial statements.

As a result of the Spansion LLC transaction, Fujitsu became a related party of the Company beginning as of June 30, 2003 and until December 20, 2005, the date immediately preceding Spansion’s IPO (see Note 4). The following tables present the significant transactions and account balances between the Company and Fujitsu for the years ended December 25, 2005 and December 26, 2004:

	December 25, 2005(1)	December 26, 2004
	(In millions)
Net revenue to Fujitsu(2)	$876	$1,077
Commercial die purchases from Fujitsu	93	141
Subcontract manufacturing purchases from Fujitsu	35	75
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	68	67
Distributor commissions due to Fujitsu	43	68
Service fees due to Fujitsu	20	33
Royalty fees due to Fujitsu	14	18

(1)	Reflects transactions through December 20, 2005.
(2)	Includes net revenue of both Flash memory products and microprocessors to Fujitsu.

The royalty fees due to Fujitsu represent the payments from Spansion LLC for its use of Fujitsu’s intellectual property. The distributor commission expense due to Fujitsu represents the compensation that Spansion LLC paid to Fujitsu in connection with Fujitsu’s distribution of Spansion Flash memory products.

The Company’s transactions with Fujitsu were based on terms that are consistent with those of similar arms-length transactions executed with third parties.

Subsequent to December 20, 2005

On December 21, 2005, Spansion became an unconsolidated equity investee of the Company. There were no significant transactions between the Company and Spansion relating to service agreements during the five day period, December 21 to December 25, 2005. The following table represents the significant account balances receivable from or payable to Spansion at December 31, 2006 and December 25, 2005:

	As of December 31, 2006	As of December 25, 2005
	(In millions)
Investment in Spansion Senior Notes	$—	$159
Receivable from Spansion (short-term)	10	143
Receivable from Spansion (long-term)	5	3
Accounts payable to Spansion	2	233

In connection with Spansion’s IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreements, the Company agreed to provide, among other things, information technology, facilities, logistics, tax, finance and human resources services to Spansion for a specified period. Under the amended patent cross-license agreement, Spansion pays royalties to the Company based on a percentage of Spansion’s net revenue.

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

Pursuant to the agency agreement and in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recorded sales of Spansion’s Flash memory products sold by the Company on behalf of Spansion and the related cost of sales on a net basis on its condensed consolidated statements of operations. As a result, the net impact to the Company’s net revenue and cost of sales was zero.

Accounts receivable from sales to Spansion’s customers were reflected in the caption, “Accounts Receivable,” on the Company’s consolidated balance sheets, whereas the payables to Spansion that relate to the products the Company purchased from Spansion were reflected in the caption, “Accounts Payable to Spansion,” in the Company’s consolidated balance sheets. These amounts were recorded separately on the balance sheet because there is no legal right of offset as described in FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion Inc., issued to the Company $175 million aggregate principal of its 12.75% Senior Subordinated Notes Due 2016 (Spansion Senior Notes) for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased its Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38 percent of the gain) was recorded as a reduction to the equity in net income (loss) of Spansion Inc.

NOTE 6:    Financial Instruments

Available-for-sale securities held by the Company as of December 31, 2006 and December 25, 2005 were as follows:

	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair Market Value
	(In millions)
2006
Cash equivalents:
Commercial paper	$635	$—	$—	$635
Money market funds	84	—	—	84
Time deposits	529	—	—	529
Total cash equivalents	$1,248	$—	$—	$1,248
Marketable securities:
Auction rate preferred stock	$146	$—	$—	$146
Time deposits	15	—	—	15
Total marketable securities	$161	$—	$—	$161
Long-term investments:
Equity investments (included in other assets)	$1	$3	$—	$4
Grand total	$1,410	$3	$—	$1,413
2005
Cash equivalents:
Commercial paper	$363	$—	$—	$363
Time deposits	125	—	—	125
Money market funds	50	—	—	50
Total cash equivalents	$538	$—	$—	$538
Marketable securities:
Commercial paper	$689	$—	$—	$689
Auction rate preferred stock	224	—	—	224
Spansion senior subordinated notes (see Note 4)	159	—	—	159
Federal agency notes	90	—	—	90
Total marketable securities	$1,162	$—	$—	$1,162
Long-term investments:
Equity investments (included in other assets)	$4	$3	$—	$7
Grand total	$1,704	$3	$—	$1,707

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

All contractual maturities of the Company’s available-for-sale marketable securities at December 31, 2006 are within one year except those for auction rate preferred stock. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company classified auction rate preferred stock as current marketable securities because they represent investments of cash intended to be used for current operations.

The Company realized net gains from the sale of available-for-sale securities of $2 million and $8 million in 2006 and 2004, and the Company did not realize any gain or loss from sale of available-for-sale securities in 2005.

At December 31, 2006 and December 25, 2005, the Company had approximately $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, which are included in other assets on the Company’s consolidated balance sheets. The fair market value of these investments approximated their cost at December 31, 2006 and December 25, 2005.

Fair Value of Other Financial Instruments.    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2006		2005
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$3,637	$3,651	$1,257	$1,410

The fair value of the Company’s accounts receivable and accounts payable approximate carrying value based on existing payment terms.

NOTE 7:    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and derivative financial instruments used in hedging activities.

The Company places its cash equivalents and marketable securities with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated A1, P1 or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral. Concurrently with Spansion’s IPO, the Company also invested approximately $158.9 million in cash to purchase $175 million principal aggregate amount of Spansion Senior Notes. The Spansion Senior Notes were not investment grade. In June 2006, Spansion LLC repurchased the Spansion Senior Notes for aggregate cash proceeds of $175 million. (See Note 4).

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 18 percent, 11 percent and 10 percent total consolidated accounts receivable balance for 2006. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or corporate guarantees or advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the lower of the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties, or approximately $9 million, at December 31, 2006.

NOTE 8:    Income Taxes

The provision (benefit) for income taxes consists of:

	2006	2005	2004
	(In millions)
Current:
U.S. federal	$1	$(4)	$15
U.S. state and local	1	1	—
Foreign national and local	23	12	20
Total	25	9	35
Deferred:
U.S. federal	15	(2)	—
U.S. state and local	—	—	—
Foreign national and local	(17)	(14)	(29)
Total	(2)	(16)	(29)
Provision (benefit) for income taxes	$23	$(7)	$6

Pre-tax loss from foreign operations was $365 million in 2006. Pre-tax loss from foreign operations was $202 million in 2005 and $83 million in 2004 after elimination of minority interest.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and December 25, 2005 are as follows:

	2006	2005
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$217	$189
Deferred distributor income	88	73
Inventory valuation	21	5
Accrued expenses not currently deductible	135	142
In-process research and development	143	—
Acquired intangibles	9	—
U.S. federal and state tax credit carryovers	157	336
Foreign capitalized research and development costs	138	—
Foreign research and development ITC credits	140	—
Other	183	88
Total deferred tax assets	1,231	833
Less: valuation allowance	(1,046)	(741)
	185	92
Deferred tax liabilities:
Property, plant and equipment	(33)	(1)
Capitalized interest	(18)	(21)
Acquired intangibles	(71)	—
Tax deductible goodwill	(15)	—
Other	(51)	(63)
Total deferred tax liabilities	(188)	(85)
Net deferred tax assets (liabilities)	$(3)	$7

As of December 31, 2006 and December 25, 2005, non-current deferred tax assets of approximately $2 million and $7 million, respectively, were included in the caption, “Other Assets” on the Company’s consolidated balance sheets. The change in net deferred taxes will not equal the deferred portion of the 2006 provision as a result of initial tax liabilities from the ATI acquisition in 2006.

As of December 31, 2006, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities other than the deferred tax liability related to tax deductible goodwill, are subject to a full valuation allowance, which was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which, at December 31, 2006, in management’s estimate, is not more likely than not to be achieved. In 2006, the net valuation allowance increased by $305 million, primarily, to provide valuation allowance for tax assets in Canada and for losses in the U.S. In 2005, the net valuation allowance increased by $48 million primarily as a result of continuing to provide valuation allowance for start-up losses at the Company’s new manufacturing operation in Germany. In 2004, the net valuation allowance decreased by $37 million primarily due to the utilization of net operating loss carry-forwards.

In addition, net deferred tax assets of approximately $255 million pertained to certain deductible temporary differences and net operating loss carryforwards acquired in the ATI acquisition. When recognized, the reversal of the valuation allowance on these deferred tax assets will be accounted for as a credit to existing goodwill or other long-term intangibles of ATI rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the period of the valuation allowance reversal.

Approximately $227 million of federal tax credits have been derecognized as of December 31, 2006. The derecognition of these credits results from excess stock option deduction benefits in connection with our adoption of SFAS 123R. The Company will use the with-and-without method to determine when these benefits are realized. Accordingly the Company will increase capital in excess of par value and reduce income taxes payable when realization occurs. There were approximately $118 million of stock option deductions in the valuation allowance for deferred taxes as of December 25, 2005.

As of December 31, 2006, the Company had U.S. federal and state net operating loss carry-forwards of approximately $38 million and $99 million. The Company also had U.S. federal and state tax credit carry-forwards of approximately $310 million and $112 million. The U.S. net operating loss and tax credit carry-forwards subject to expiration will expire at various dates beginning in 2007 through 2026, if not utilized. Approximately $28 million of the Company’s U.S. federal net operating loss carry-forwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions. Less than $6 million of U.S. federal tax credit carry-forwards will expire unused by the end of 2009 should U.S. federal income tax liabilities not be large enough to utilize them in these future years.

The Company had German federal income and state trade tax operating loss carry-forwards of approximately $469 million and $414 million. German federal income and trade tax net operating losses are not subject to expiration. However, German losses are limited to 60 percent of taxable income in any one year.

The Company had Canadian federal and provincial tax operating loss carry-forwards of approximately $31 million. These losses expire in 2026. The Company also had Canadian investment tax credits of approximately $139 million. $72 million of these investment tax credits expire in 2012 and 2013 with the remainder expiring by 2026. The Company also had Canadian federal and provincial research and development pools of $523 million and $275 million, which are not subject to expiration.

The Company had net operating losses of $154 million in Barbados which expire beginning in 2012 through 2015.

The Company also had foreign loss carry-forwards totaling approximately $34 million in other countries with various expiration dates.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(In millions except for percentages)
2006
Statutory federal income tax expense	$(50)	(35.0)%
State taxes, net of federal benefit	1	0.7%
Foreign income at other than U.S. rates	(19)	(13.3)%
Benefit for foreign operating losses and deductions utilized	(58)	(40.6)%
Valuation allowance	149	104.2%
	$23	16.0%
2005
Statutory federal income tax expense	$55	35.0%
State taxes, net of federal benefit	1	0.5%
Foreign income at other than U.S. rates	(15)	(9.4)%
Foreign losses not benefited	84	53.0%
Benefit for net operating losses utilized	(132)	(83.3)%
	$(7)	(4.2)%
2004
Statutory federal income tax expense	$34	35.0%
State taxes, net of federal benefit	—	—%
Foreign income at other than U.S. rates	(21)	(21.3)%
Foreign losses not benefited	22	22.9%
Valuation allowance	(38)	(39.5)
Tax on repatriated dividends	9	8.9%
	$6	6.0%

The Company has made no provision for U.S. income taxes on approximately $334 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2006 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $101 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore and China currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $3.7 million in fiscal year 2006 (less than $0.01 per share, diluted), to increase net income by approximately $1.2 million in fiscal year 2005 (less than $0.01 per share, diluted) and to increase net income by approximately $3.7 million in fiscal year 2004 (approximately $0.01 per share, diluted).

The Canadian Revenue Agency, or CRA, is auditing ATI for the years 1999 - 2004 with respect to transactions between ATI and its subsidiaries. The audit is still in process. The U.S. Internal Revenue Service is not currently auditing AMD. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. Necessary tax reserves exist at year-end for the above examinations.

NOTE 9:    Debt

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations as of December 31, 2006 and December 25, 2005 consist of:

	2006	2005
	(In millions)
October 2006 Term loan	$2,216	$—
Fab 36 Term Loan	893	—
Repurchase obligations to Fab 36 Partners	126	152
4.75% Convertible Debentures Due 2022	—	500
7.75% Senior Notes Due 2012	390	600
Obligations under capital leases	160	113
Other	12	5
	3,797	1,370
Less: current portion	125	43
Long-term debt and capital lease obligations, less current portion	$3,672	$1,327

October 2006 Term Loan

On October 24, 2006, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as Syndication Agent and Administrative Agent, Wells Fargo Bank, N.A., as Collateral Agent, and other lenders that may become party thereto from time to time (October 2006 Term Loan), pursuant to which the Company borrowed an aggregate amount of $2.5 billion to finance a portion of the acquisition of ATI and related fees and expenses.

Amounts borrowed under the October 2006 Term Loan bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5 percent per annum above the Federal Funds Effective Rate (as defined in the October 2006 Term Loan) plus a 1.25 percent margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the October 2006 Term Loan) plus a 2.25 percent margin. Such margins will reduce by 0.25 percent when the outstanding aggregate principal amount under the October 2006 Term Loan is less than $1.75 billion. As of October 24, 2006, the base rate was 8.25 percent, without the margin, and the Eurodollar Rate was 5.32 percent, without the margin. Pursuant to the October 2006 Term Loan, the Company may select an interest period of one, two, three, six or if available to all the lenders, nine or twelve months for each loan. The rate of interest is reset at the beginning of each new interest period. The October 2006 Term Loan is repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $521 million. At December 31, 2006, the interest rate, which is based on the Eurodollar Rate, on the October 2006 Term Loan was 7.62 percent.

The Company may prepay the October 2006 Term Loan at any time without premium or penalty. In addition, the Company is required to prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from any debt incurred by the Company or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by the Company (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, subject to a reinvestment allowance; (v) commencing with the fiscal year ending December 30, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc. Prepayment of the October 2006 Term Loan from 50 percent of “excess cash flow” as used in the preceding clause (v), is intended to reach the Company’s cash income that is not actually applied to certain limited uses that merit priority over prepayment of the amount outstanding under the October 2006 Term Loan. Excess cash flow is defined as consolidated net income adjusted for non-cash items and changes in working capital, but subtracting actual capital expenditures and mandatory and optional repayment of any funded debt (other than revolving loans, except to the extent the revolving loan commitment is permanently reduced).

The October 2006 Term Loan contains certain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries (which at this time are all of the Company’s subsidiaries) from:

•	incurring additional indebtedness, except specified permitted debt;

•	creating or permitting certain liens;

•	consolidating, merging or selling assets as an entirety or substantially as an entirety unless specified conditions are met;

•	paying dividends and making other restricted payments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	making or committing to make any capital expenditures in the ordinary course of business exceeding a specified amount;

•	issuing or selling any shares of capital stock of the Company’s restricted subsidiaries;

•	entering into certain types of transactions with affiliates;

•	creating restrictions on the making of certain distributions by the Company’s restricted subsidiaries, such as dividends, loans or transfer of properties to the Company;

•	permitting domestic wholly-owned restricted subsidiaries to guarantee the Company’s indebtedness unless they also guarantee the October 2006 Term Loan; and

•	permitting the Company’s Consolidated Net Senior Secured Leverage Ratio (as defined in the October 2006 Term Loan) to exceed 2.25 to 1.00.

Amounts outstanding under the October 2006 Term Loan may become due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the October 2006 Term Loan that have become due; breach of any representation or warranty, or certain covenants; any default in making any payment of principal or interest of any debt the outstanding amount of which exceeds $50 million or any default in the observance or performance of any other obligations under such debt; any default in the related security documents executed in connection with the October 2006 Term Loan, or the security documents or any lien created by the security documents ceasing to be in full force or effect; filings or proceedings in bankruptcy; judgment or awards entered against us or any significant subsidiary involving aggregate liability of $50 million or more; or a change of control (as defined in the October 2006 Term Loan).

In connection with the October 2006 Term Loan, the Company and its subsidiaries, AMD International Sales & Service, Ltd., AMD (U.S.) Holdings, Inc., AMD US Finance, Inc., ATI Research Silicon Valley Inc., ATI Research, Inc., and ATI Technologies Systems Corp. (collectively referred to as the Grantors) entered into a collateral agreement in favor of Wells Fargo, as Collateral Agent. Under the Collateral Agreement, each Grantor granted Wells Fargo a security interest in, among other things, and subject to certain exceptions, now owned and hereafter acquired: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account (as defined in the October 2006 Term Loan), if and when it is created; (iv) certain of the Grantors’ respective equity interests in certain affiliates; and (v) all indebtedness for borrowed money owed to any Grantor by an affiliate.

In connection with the October 2006 Term Loan and the Collateral Agreement, the Grantors and Wells Fargo, as Collateral Agent, entered into a collateral trust agreement (Collateral Trust Agreement) whereby Wells Fargo will hold in trust the pledged collateral under the Collateral Agreement. The Collateral Trust Agreement is the principal document by which our 7.75% Notes are secured equally and ratably with the lenders under the

October 2006 Term Loan, as is required by the Indenture, dated as of October 29, 2004, between the Company and Wells Fargo, as trustee.

In November 2006, the Company repaid $278 million of the amounts outstanding under the October 2006 Term Loan out of the net cash proceeds from the sale of Spansion common stock. (See Note 4). In addition, in December 2006, the Company repaid the first quarterly installment of $6 million. As of December 31 2006, $2.2 billion was outstanding under the October 2006 Term Loan.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

The Company’s 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany adjacent to the Company’s other wafer manufacturing facility, Fab 30. Fab 36 is owned by AMD Fab 36 Limited Liability Company & Co. KG, a German limited partnership (AMD Fab 36 KG). The Company controls the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is the Company’s indirect consolidated subsidiary.

To date, the Company has provided a significant portion of financing for the Fab 36 project. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. The Company also anticipates receiving grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from the Company of $772 million under the partnership agreements, revolving loans from the Company of up to approximately $990 million, and guarantees from the Company for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of up to approximately $422 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of up to approximately $893 million from a consortium of banks, which were fully drawn as of December 31, 2006;

•

up to approximately $716 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $364 million of cash has been received as of December 31, 2006; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 31, 2006, the Company had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans were outstanding from the Company. These equity amounts have been eliminated in the Company’s consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euros Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which requires certification by the banks’ technical advisor that AMD Fab 36 KG has a wafer fabrication process suitable for high-volume production of advanced microprocessors and has achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion.

On October 13, 2006, the Company executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as the Company’s group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) is at least $500 million. Moreover, to protect the lenders from currency risks, if the Company’s consolidated cash is below $1 billion or the Company’s credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to five percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (i) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (ii) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). As of December 31, 2006, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $893 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost, if any. As of December 31, 2006, the rate of interest for the initial interest period was 7.1259 percent for the First Installment and 7.11563 percent for the Second Installment. This loan is repayable in quarterly installments commencing in September 2007 and terminating in March 2011.

The amended and restated Fab 36 Term Loan also amends certain covenants applicable to AMD Fab 36 KG. For example, for as long as group consolidated cash is at least $1 billion, the Company’s credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, the only financial covenant that AMD Fab 36 KG is required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value (as defined in the agreement) as at the end of any relevant period specified in Column A below can not exceed the percentage set out opposite such relevant period in Column B below:

Column A	Column B
(Relevant Period)	(Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50 percent
up to and including 31 December 2009	45 percent
thereafter	40 percent

As of December 31, 2006, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or the Company’s credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balances in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, the Company’s credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, the Company pledged its equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD

Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. The Company guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. The Company also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Pursuant to the terms of the Guarantee Agreement among the Company, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, the Company has to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of the Company’s group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

As of December 31, 2006, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

If the Company’s group consolidated cash declines below the amounts set forth above, the Company would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than the amounts set forth below:

Measurement Date on fiscal quarter ending	Amount (In millions)
December 2005	$1,500
March 2006 and on the last day of each fiscal quarter thereafter	$1,750

In addition, if the Company’s group consolidated cash declines below the amounts set forth above, the Company would be required to maintain EBITDA (as defined in the agreement) as of the last day of each preceding fiscal period set forth below in an amount not less than the amount set forth below opposite the date of such preceding fiscal period:

Period	Amount (In millions)
for the four consecutive fiscal quarters ending December 2005 and for the four fiscal quarters ending on each fiscal quarter thereafter	$850 and $750 on an annualized basis for the two most recent fiscal quarters ending prior to December 31, 2006

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of the Company’s limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of the Company’s limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership was established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $772 million, Leipziger Messe agreed to provide an aggregate of $264 million and Fab 36 Beteiligungs agreed to provide an aggregate of $158 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 31, 2006, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $66 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $4.6 million to Leipziger Messe and a premium of $2.8 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. The Company guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $106 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $79 million in annual 20 percent installments commencing in October 2005. As of December 31, 2006, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $32 million of Fab 36 Beteiligungs’ silent partnership contributions and $26 million of Leipziger Messe’s silent partnership contribution.

Under U.S. generally accepted accounting principles, the Company initially classified the portion of the silent partnership contribution that is mandatorily redeemable as debt on the consolidated balance sheet at its fair value at the time of issuance because of the mandatory redemption features described in the preceding paragraph. Each accounting period, the Company increases the carrying value of this debt towards its ultimate redemption value of the silent partnership contributions by the guaranteed annual rate of return of between 11 percent and 13 percent. The Company records this periodic accretion to redemption value as interest expense.

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, the Company initially recorded these contributions as minority interest, based on their fair value. Each accounting period, the Company increases the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company is classifying this periodic accretion of redemption value as an additional minority interest allocation. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 31, 2006, AMD Fab 36 KG had received $185 million of silent partnership contributions and $238 million of limited partnership contributions, which includes a New Silent Partnership Amount of $66 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the consolidated balance sheets.

In addition to support from the Company and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $716 million, depending on the level of capital investments by AMD Fab 36 KG.

In connection with the receipt of subsidies for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2007 and maintain this headcount through December 2012. The Company recorded these subsidies as long-term liabilities on its consolidated balance sheets and amortizes them to operations ratably starting from December 2004 through December 2012. Initially, the Company amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006, when Fab 36 began producing revenue generating products, the Company started amortizing these amounts as a reduction to cost of sales. For allowances, starting from the first quarter of 2006, the Company amortizes the amounts as a reduction of depreciation expense ratably over the life of the equipment because these allowances are intended to subsidize the capital investments in equipment. Noncompliance with the covenants contained in the subsidy grant documents could result in forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

As of December 31, 2006, AMD Fab 36 KG received cash allowances of $157 million for capital investments made in 2003 through 2005 as well as cash grants of $207 million for capital investments made in 2003 through 2006 and a prepayment for capital investments planned in 2007 and the first half of 2008.

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

•	AMD Fab 36 KG’s noncompliance with certain financial covenants, including loan to fixed assets value ratio and, in certain circumstances, a minimum cash covenant.

In general, any default with respect to other indebtedness of AMD or AMD Fab 36 KG that is not cured, would result in a cross-default under the Fab 36 Loan Agreements.

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing the Company’s 7.75% Notes and the October 2006 Term Loan. The Company cannot provide assurance that it would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on the Company.

4.75% Convertible Senior Debentures Due 2022

On January 29, 2002, the Company issued $500 million of its 4.75% Convertible Senior Debentures due 2022 (the 4.75% Debentures) in a private offering pursuant to Rule 144A and Regulation S of the Securities Act.

In February 2006, holders of the Company’s 4.75% Debentures elected to convert their debentures into 21,378,605 shares of the Company’s common stock pursuant to the original terms of the 4.75% Debentures. Upon conversion, the principal amount of the debentures of $500 million plus $12 million of unamortized finance costs were reclassified and reflected in stockholders’ equity. Accordingly, as of December 31, 2006 the 4.75% Debentures were no longer outstanding.

4.50% Convertible Senior Notes Due 2007

On November 25, 2002, the Company issued $402.5 million of 4.50% Convertible Senior Notes due 2007 (the 4.50% Notes) in a registered offering. Interest on the 4.50% Notes was payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2003. Beginning on December 4, 2005, the 4.50% Notes were redeemable by the Company at the Company’s option for cash at specified prices expressed as a percentage of the outstanding principal amount plus accrued and unpaid interest provided that the Company could not redeem the 4.50% Notes unless the last reported sale price of its common stock is at least 150 percent of the then- effective conversion price for at least 20 trading days within a period of 30 trading days ending within five trading days of the date of the redemption notice.

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

7.75% Senior Notes Due 2012

On October 29, 2004, the Company issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, the Company may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the agreement. Thereafter, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875 percent
Beginning on November 1, 2009 through October 31, 2010	101.938 percent
Beginning on November 1, 2010 through October 31, 2011	100.000 percent
On November 1, 2011	100.000 percent

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

In February 2006, the Company redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of its 7.75% Notes. The holders of the 7.75% Notes received 107.75 percent of the principal amount of the 7.75% Notes plus accrued interest. In connection with this redemption, the Company recorded an expense of approximately $16 million, which represents the 7.75% redemption premium paid by the Company, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Notes. The Company included these charges in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2006.

Issuance costs incurred in connection with this transaction in the amount of approximately $13 million will be amortized ratably over the term of the 7.75% Notes as interest expense, approximating the effective interest method. Of this amount approximately $4 million was charged to other income (expense), net as a result of the redemption described above.

In October 2006, the holders of the 7.75 % Notes received a security interest that is equal and ratable to that held by the lenders under the October 2006 Term Loan. (See the section entitled “October 2006 Term Loan,” above for more information.)

Capital Lease Obligations

As of December 31, 2006, the Company had aggregate outstanding capital lease obligations of $160 million. Included in this amount is $141 million in obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing requirements. The Company accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

The gross amount of assets recorded under capital leases totaled approximately $157 million and $116 million as of December 31, 2006 and December 25, 2005, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $16 million and $6 million as of December 31, 2006 and December 25, 2005.

Future Payments on Debt and Capital Lease Obligations

For each of the next five years and beyond, the Company’s debt and capital lease payment obligations are:

Fiscal Year	Long-term debt (Principal only)	Capital leases
	(In millions)
2007	$119	$25
2008	244	26
2009	334	25
2010	327	25
2011	113	26
Beyond 2011	2,500	188
Total	3,637	315
Less: amount representing interest	—	155
Total	$3,637	$160

NOTE 10:    Interest Expense and Other Income (Expense), Net

Interest Expense

	2006	2005	2004
	(In millions)
Total interest charges	$136	$140	$121
Less: interest capitalized	(10)	(35)	(9)
Interest expense	$126	$105	$112

The company has capitalized interest in each of the past three years primarily in connection with its Fab 36 construction activities in Dresden, Germany.

Other Income (Expense), Net

	2006	2005	2004
	(In millions)
Loss on redemption of 7.75% Notes	$(20)	$—	$—
Fab 36 Term Loan commitment and guarantee fees	(12)	(14)	—
Gain on Spansion LLC’s repurchase of its 12.75% Notes	10	—	—
Loss on ineffective hedge	—	(10)	(6)
Loss on exchange of 4.50% Notes for common stock	—	—	(32)
Loss on prepayment of term loan	—	—	(14)
Gain on sale of marketable securities	—	—	8
Other	9	—	(5)
Other income (expense), net	$(13)	$(24)	$(49)

NOTE 11:    Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment revenues and operating income (loss) before interest, other income (expenses), equity in net loss of Spansion Inc. and other, income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to December 21, 2005, the Company had the following three reportable segments:

•	the Computation Products segment, which included microprocessor products for desktop and mobile PCs, servers and workstations and AMD chipset products;

•	the Memory Products segment, which included Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which consisted of embedded processors for global commercial and consumer markets.

As a result of the completion of Spansion’s IPO on December 21, 2005, the Company’s financial results of operations included Spansion’s results of operations as a consolidated subsidiary only through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position are not consolidated as part of the Company’s financial results. Instead, the Company applied the equity method of accounting to reflect its proportionate share of Spansion’s net income (loss) from December 21, 2005 through December 31, 2006. Accordingly, as of December 21, 2005 the Company no longer had the Memory Products segment, and the operating results for the year 2006 are not fully comparable with the results for 2005 or 2004.

Following Spansion’s IPO, from December 21, 2005 through October 24, 2006, the Company had two reportable segments: the Computation Products segment and the Embedded Products segment, which prior to the first quarter of 2006, the Company referred to as the Personal Connectivity Solutions segment.

As a result of the ATI acquisition, the Company now has the following four reportable segments:

•	the Computation Products segment, which includes microprocessors, chipset products that the Company manufactured prior to the ATI acquisition and related revenue;

•	the Embedded Products segment, which includes embedded processors and related revenue;

•

the Graphics and Chipsets segment, which includes 3D graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices such as mobile phones and PDAs, digital televisions, and other consumer electronics products as well as related revenue and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes the sale of Personal Internet Communicator (PIC) products, which the CODM began to review separately starting in the third quarter of 2005. Effective the third quarter of 2006, PIC products have not been manufactured. The All Other category also includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the ATI acquisition, the Company began including employee stock-based compensation expense, profit sharing expense, and ATI acquisition related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table is a summary of net revenue and operating income (loss) by segment for 2006, 2005 and 2004:

	2006	2005	2004
	(In millions)
Computation Products
Net revenue	$5,104	$3,793	$2,528
Operating income (loss)	706	641	280
Embedded Products
Net revenue	149	136	130
Operating income (loss)	(18)	(55)	(54)
Graphics and Chipsets
Net revenue	278	—	—
Operating income (loss)	(33)	—	—
Consumer Electronics
Net revenue	120	—	—
Operating income (loss)	20	—	—
All Other
Net revenue	(2)	6	—
Operating income (loss)	(722)	(43)	(39)
Memory Products
Net revenue	—	1,913	2,343
Operating income (loss)	—	(311)	35
Total
Net revenue	5,649	5,848	5,001
Operating income (loss)	(47)	232	222
Interest income	116	37	18
Interest expense	(126)	(105)	(112)
Other income (expense), net	(13)	(24)	(49)
Minority interest in consolidated subsidiaries	(28)	125	18
Equity in net loss of Spansion Inc. and other	(45)	(107)	—
Income (loss) before income taxes	(143)	158	97
Provision (benefit) for income taxes	23	(7)	6
Net income (loss)	$(166)	$165	$91

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include both manufacturing and sales activities. The Company’s manufacturing subsidiaries are located in Germany, Malaysia, Singapore and China. Its sales subsidiaries are located in the U.S., Europe, Asia and Latin America.

The following table summarizes sales for the three years ended December 31, 2006 and long-lived assets by geographic areas as of the two years ended December 31, 2006:

	2006	2005	2004
	(In millions)
Sales:
United States	$1,399	$1,205	$1,038	(1)
Japan	116	598	1,084
China	1,478	846	464
Europe	1,345	1,480	1,313
Other countries	1,311	1,719	1,102
	$5,649	$5,848	$5,001
Long-lived assets:
United States	$416	$281
Germany	2,886	2,182
Singapore	388	174
Other countries	297	64
	$3,987	$2,701

(1)	Includes an insignificant amount of sales in Canada.

Sales to external customers are based on the customer’s billing location. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers including third-party distributors, OEMs, ODMs, add-in-board manufacturers, system integrators, retail stores and e-commerce retailers. In 2006, net sales to the Company’s top two customers was approximately $1.3 billion and $568 million, which accounted for approximately 23 percent and 10 percent of the Company’s consolidated net revenue. The sales to these customers were primarily attributable to the Computation Products segment.

In 2005, net sales to one of the Company’s customers were approximately $680 million, which accounted for approximately 12 percent of the Company’s consolidated net revenues. The sales to this customer were primarily attributable to the Computation Products segment. In 2005, net sales to Fujitsu were approximately $875 million, which accounted for approximately 15 percent of the Company’s consolidated net revenue. The sales to Fujitsu were primarily attributable to the Memory Products segment although Fujitsu is also an OEM customer with respect to the Company’s Computation Products segment.

In 2004, gross sales to one of the Company’s distributors were approximately $631 million, which accounted for approximately 13 percent of the Company’s consolidated gross sales. The sales to this customer were primarily attributable to the Computation Products segment. In 2004, gross sales to Fujitsu were approximately $1.1 billion, which accounted for approximately 22 percent of the Company’s consolidated gross sales. The sales to Fujitsu were primarily attributable to the Memory Products segment, although Fujitsu was also an OEM customer with respect to the Company’s Computation Products segment.

NOTE 12:    Stock-Based Incentive Compensation Plans

The Company’s stock-based incentive programs are intended to attract, retain and motivate highly qualified employees. On April 29, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the 2004 Plan). Equity awards are made from the 2004 Plan. Under the 2004 Plan, stock options cannot be exercised until they become vested. Generally, stock options vest and become exercisable over a three- to four-year period from the date of grant. Stock options expire at the times established by the Company’s Compensation Committee of the Board of Directors, but not later than ten years after the grant date. In addition, unvested shares that are released from or reacquired by the Company from outstanding awards under the 2004 Plan become available for grant under the 2004 Plan and may be reissued as new awards. The Company also has stock options outstanding under previous equity compensation plans that were in effect before April 29, 2004. Stock options that were available for grant under these prior equity compensation plans were consolidated into the 2004 Plan.

Under the 2004 Plan, the Company can grant fair market value awards or full value awards. Fair market value awards are awards granted at or above the fair market value of our common stock on the date of grant. Full value awards are awards granted at less than the fair market value of our common stock on the date of grant. Awards can consist of (i) stock options and stock appreciation rights granted at the fair market value of our common stock on the date of grant and (ii) restricted stock or restricted stock units, as full value awards. Following is a description of the material terms of the awards that may be granted under the 2004 Plan:

Stock Options.    A stock option is the right to purchase shares of AMD’s common stock at a fixed exercise price for a fixed period of time. Under the 2004 Plan, nonstatutory and incentive stock options may be granted. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100 percent of the fair market value of our common stock on the date of the grant. The exercise price of each option granted under the 2004 Plan must be paid in full at the time of the exercise.

Stock Appreciation Rights.    Awards of stock appreciation rights may be granted pursuant to the 2004 Plan. Stock appreciation rights may be granted to employees and consultants. No stock appreciation right may be granted at less than fair market value of the Company’s common stock on the date of grant or have a term of over ten years from the date of grant. Upon exercising a stock appreciation right, the holder of such right is entitled to receive payment from AMD in an amount determined by multiplying (i) the difference between the closing price of a share of our common stock on the date of exercise and the exercise price by (ii) the number of shares with respect to which the stock appreciation right is exercised. AMD’s obligation arising upon the exercise of a stock appreciation right may be paid in shares or in cash, or any combination thereof.

Restricted Stock.    Restricted stock awards can be granted to any employee, director or consultant. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock based on continued service may not fully vest for three years from the date of grant. Restricted stock that is performance based may not fully vest for one year from the date of grant.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share. Restricted stock units based on continued service may not fully vest for at least three years from the date of grant. Restricted stock units that are performance based may not fully vest for at least one year from the date of grant.

In conjunction with the adoption of SFAS 123R, the Company reviewed its stock-based incentive programs and decided to issue primarily restricted stock units in lieu of stock options. In October 2006, the Company completed the acquisition of ATI. In connection with the acquisition, the Company assumed substantially all issued and outstanding ATI stock options, restricted stock units and other stock-based awards that were outstanding under existing ATI equity plans as of October 24, 2006 by issuing options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange. In addition, the Company also assumed certain outstanding ATI restricted stock units which will be settled in cash upon vesting by issuing approximately 655,000 comparable AMD restricted stock units in exchange. These restricted stock units are accounted for as liability awards under SFAS 123R.

Valuation and Expense Information under SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan for the year ended December 31, 2006, which was allocated in the consolidated statements of operations as follows:

Amount
(In millions)
Stock-based compensation included as a component of:
Cost of sales	$8
Research and development	30
Marketing, general, and administrative	39
Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	77
Tax benefit	—
Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$77

The Company did not capitalize stock-based compensation cost as part of the cost of an asset because the cost was insignificant. Following adoption of SFAS 123R, the Company began estimating the value of employee stock options on the date of grant using a lattice-binomial option-pricing model (lattice-binomial model). Prior to the adoption of SFAS 123R, for purposes of the pro forma disclosure information that the Company provided in accordance with SFAS 123, the value of each employee stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer, and must be exercised prior to their expiration date. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the year ended December 31, 2006 was $9.40 per share, using the lattice-binomial model with the following weighted-average assumptions:

Expected life (years)	2.38
Expected stock price volatility	53.1%
Risk-free interest rate	5.01%

The Company used a combination of the historical volatility of its common stock and the implied volatility for two-year traded options on the Company’s common stock as the expected volatility assumption required by the lattice-binomial model. The implied volatility was based upon the availability of actively traded options on the Company’s common stock. The Company believes that the use of implied volatility is more representative of future stock price trends for the two-year periods covered by the actively traded options’ maturities than simply using historical volatility alone. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. Prior to 2006, the Company had used its historical stock price volatility for purposes of its pro forma information disclosures of stock-based compensation expense.

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

The Company is responsible for determining the assumptions used in estimating the fair value of its stock-based payment awards.

The following table summarizes stock option activity and related information for the fiscal years presented:

	Year Ended December 31, 2006		Year Ended December 25, 2005		Year Ended December 26, 2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	45,928	$15.14	53,684	$13.58	40,969	$12.92
Granted	18,985	$17.30	8,145	$18.42	26,121	$14.54
Canceled	(1,779)	$22.28	(1,063)	$15.22	(3,425)	$23.20
Exercised	(15,471)	$12.77	(14,838)	$11.31	(9,981)	$10.08
Outstanding at end of year	47,663	$16.50	45,928	$15.14	53,684	$13.58
Exercisable at end of year	35,200	$15.66	36,832	$14.94	32,250	$13.72

As of December 31, 2006, the weighted average remaining contractual life of stock options outstanding was 4.67 years and their aggregate intrinsic value was $222 million. As of December 31, 2006, the weighted average remaining contractual life of stock options exercisable was 4.38 years and their aggregate intrinsic value was $190 million. The total intrinsic value of stock options exercised for 2006, 2005 and 2004 was $341 million, $161 million, and $80 million.

Restricted Stock Units and Awards.    Restricted stock and restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.

Certain Company employees have been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depends on actual performance against specified performance goals. The performance period is generally one to three years from the date of grant.

The summary of the changes in restricted stock awards outstanding during the year ended December 31, 2006 is presented below:

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	1,067	$21.46
Granted	6,444	$25.61
Forfeited	(124)	$26.20
Vested	(325)	$33.64
Nonvested balance at end of period	7,062	$24.65

The table above does not include 655,000 restricted stock units being accounted for as liability awards related to the ATI acquisition.

The total fair value of restricted stock and restricted stock units vested during 2006 was $11 million. The total fair value of restricted stock and restricted stock units vested during 2005 and 2004 was insignificant. As of December 31, 2006, the Company had granted 5.3 million units of restricted stock and restricted stock awards under its 2004 Plan and 2.2 million units of restricted stock was outstanding under existing plans assumed from ATI in connection with the acquisition. Compensation expense recognized for the restricted stock units for 2006 and 2005 was approximately $29 million and $3 million. The compensation expense recognized for 2004 was not significant. Compensation expense recognized for the restricted stock awards is not significant.

As of December 31, 2006, the Company had $56 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.05 years. Also, as of December 31, 2006, the Company had $110 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 1.64 years.

Stock Purchase Plan.    The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. As of December 31, 2006, approximately 4 million common shares remained available for issuance under the plan. A summary of stock purchased under the plan for the specified fiscal years is shown below:

	2006	2005	2004
Aggregate purchase price (in millions)	$30	$23	$24
Shares purchased (in thousands)	1,550	2,262	2,151

Based on the Black-Scholes option pricing model, the weighted-average fair value of rights granted under the Company’s ESPP during 2006, 2005, and 2004 were $6.14, $4.29, and $2.66 per share. The underlying assumptions used in the model for 2006 ESPP purchases are outlined in the following table:

ESPP
2006
Expected life (years)	0.25
Expected stock price volatility	51.1%
Risk-free interest rate	4.89%

Non-Employee Stock Options and Restricted Stock Units.    Unvested stock options and restricted stock units of the Company that were held by Spansion employees were subject to variable accounting under EITF No. 96-18. The fair value of unvested stock options and restricted stock units was measured pursuant to the Black-Scholes option pricing model at each period end using prevalent market price assumptions because such awards were issued prior to the adoption of SFAS 123R. In November 2006, the Company reduced its ownership interest in Spansion from approximately 38 percent to approximately 21 percent. As a result, Spansion was no longer deemed an “affiliate” under the terms of the equity incentive plans under which these options were issued, and the Company cancelled all outstanding unvested stock options and restricted stock units that were held by Spansion employees as of November 21, 2006 (covering approximately 673,000 shares) and eliminated the compensation expense previously recognized for these unvested stock options and restricted stock units. The compensation expense recognized for vested stock options and restricted stock units held by Spansion employees in 2006 was not significant.

Shares Reserved for Issuance.    The Company had a total of approximately 95 million shares of common stock as of December 31, 2006 available for future grants under the 2004 Plan and the ESPP and reserved for issuance upon exercise of outstanding awards (including restricted stock awards) under the 2004 Plan, our prior equity compensation plans and the assumed ATI plans.

Pro Forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006.    Prior to fiscal 2006, the Company followed the disclosure-only provisions of SFAS 123. Pursuant to SFAS 123, for pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		ESPP
	2005	2004	2005	2004
Expected life (years)	3.00	3.68	0.25	0.25
Expected stock price volatility	63.9%	78.3%	40.5%	45.2%
Risk-free interest rate	3.84%	2.74%	3.61%	1.69%

The following table presents the effect on net income (loss) and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the years ended December 25, 2005 and December 26, 2004:

	2005	2004
	(In millions except per share amounts)
Net income (loss)—as reported	$165	$91
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax effects under APB 25	5	1
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects.	(122)	(156)
Net income (loss)—pro forma	$48	$(64)
Basic net income (loss) per common share—as reported	$0.41	$0.25
Diluted net income (loss) per common share—as reported	$0.40	$0.25
Basic net income (loss) per common share—pro forma	$0.12	$(0.18)
Diluted net income (loss) per common share—pro forma	$0.12	$(0.18)

The Company granted a total of 8,144,713 stock-based awards during 2005 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $18.42 and $8.07. The Company did not grant any stock options with exercise prices greater than or less than the closing price of its common stock on the grant date during 2005. In addition, the Company also granted 1,052,401 shares of restricted stock in 2005 at less than the closing price of its common stock on the grant date. The grant price and weighted-average fair value of these awards were $0 and $21.88.

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

NOTE 13:    Other Employee Benefit Plans

Profit Sharing Program.    The Company has a profit sharing program to which the Company may authorize quarterly contributions. All employees, other than officers, who have worked with the Company for three months or more are eligible to participate in this program. Profit sharing expense was approximately $50 million in 2006, $22 million in 2005 and $14 million in 2004.

Retirement Savings Plan.    The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $10 million in 2006, $13 million in 2005 and $12 million in 2004.

NOTE 14:    Commitments and Guarantees

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements accounted for as operating leases that expire at various dates through 2021. The Company also leases certain of its manufacturing and office equipment under agreements accounted for as operating leases for terms ranging from one to five years. Rent expense was approximately $42 million, $69 million and $63 million in 2006, 2005 and 2004.

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, and unconditional purchase commitments are as follows:

	Operating leases	Purchase commitments
	(In millions)
2007	$69	$1,240
2008	64	624
2009	54	364
2010	49	105
2011	26	102
Beyond 2011	119	600
	$381	$3,035

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 31, 2006, were approximately $381 million, of which $67 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 16).

The Company, in the normal course of business, enters into purchase commitments to purchase raw materials, energy and gas, other manufacturing and office supplies and services. Total non-cancelable purchase commitments as of December 31, 2006, were $3.0 billion for periods through 2020. These purchase commitments include $1 billion related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and purchases of energy and gas and up to $169 million representing payments to

IBM for 2007 and 2008 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In October 2005, our Board of Directors approved an amendment of this agreement, which, among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table above only reflects the Company’s obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through December 2011 would be between $304 million and $334 million. In addition, unconditional purchase commitments also include $206 million for technology license agreements that require periodic payments through 2009. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the total amount.

In connection with the acquisition of ATI, the Company made several commitments to the Minister of Industry under the Investment Canada Act including that it will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to the Company’s Board of Directors over the next five years. The Company’s Canadian capital expenditures and research and development commitments are included in its aggregate unconditional purchase commitments.

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 31, 2006 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheet as of December 31, 2006 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s consolidated balance sheet for these guarantees:

	Amounts Guaranteed	2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$126	$42	$42	$42
Payment guarantees on behalf of consolidated subsidiaries(2)	142	142	—	—
Total guarantees	$268	$184	$42	$42

(1)

This amount represents the amount of silent partnership contributions that the Company is required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $58 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At December 31, 2006, approximately $142 million was outstanding under this guarantee and recorded as a payable on the Company’s consolidated balance sheet. The obligation under the guarantee diminishes as the amounts are paid to the supplier.

Guarantees of Indebtedness not Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 31, 2006 for which the related underlying liabilities are not recorded on the Company’s consolidated balance sheets as of December 31, 2006, and their expected expiration dates.

	Amounts Guaranteed(1)	2007	2008	2009	2010	2011
	(In millions)
AMTC revolving loan guarantee	$42	$42	$—	$—	$—	$—
AMTC rental guarantee(2)	101	—	—	—	—	101
Spansion operating and capital lease guarantees(3)	6	5	1	—	—	—
Total guarantees	$149	$47	$1	$—	$—	$101

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations.

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $158 million revolving credit facility and a $99 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of December 31, 2006, the Company guaranteed up to $42 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $101 million. As of December 31, 2006, $91 million was drawn under the revolving credit facility, and $54 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital and Operating Lease Guarantee

The Company guaranteed certain capital and operating leases entered into by Spansion and its subsidiaries totaling $6 million as of December 31, 2006. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because the Company concluded the fair value of the guarantees is not significant after considering various factors including Spansion’s credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Warranties and Indemnities

The Company generally warrants that microprocessor products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to its approved specifications. Subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers of all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

The Company generally warrants that its graphics and chipset products and products for consumer electronics devices will be free from defects in material and workmanship under normal use and service for a period of one year, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will be free from defects in material and workmanship under normal use and service for a period of three years, beginning on the date first sold to an end user but not later than 90 days after shipment of such products to its customers.

Changes in the Company’s potential liability for product warranty during the years ended December 31, 2006 and December 25, 2005 are as follows:

	Year Ended
	December 31, 2006	December 25, 2005
	(In millions)
Balance, beginning of year	$19	$22
Fair value of warranty liability acquired from ATI	1	—
New warranties issued during the year	47	39
Settlements during the year	(34)	(28)
Changes in liability for pre-existing warranties during the year, including expirations	(7)	(13)
Decrease due to deconsolidation of Spansion on December 21, 2005	—	(1)
Balance, end of year	$26	$19

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

NOTE 15:    Other Long-term Liabilities

The Company’s other long-term liabilities at December 31, 2006 and December 25, 2005 consisted of:

	December 31, 2006	December 25, 2005
	(In millions)
Fab 30/Fab 36 deferred grants and subsidies (see Note 9)	$364	$342
Restructuring accrual (see Note 16)	48	66
Deferred gain on sale leaseback of building (see Note 14)	18	20
Other	87	31
	$517	$459

Fab 30/Fab 36 deferred grants and subsidies were approximately $558 million and $481 million at December 31, 2006 and December 25, 2005. Of this amount, approximately $194 million and $139 million were included in the caption, “Other Current Liabilities,” on the consolidated balance sheets at December 31, 2006 and December 25, 2005. Approximately $17 million of Fab 30/Fab 36 deferred grants and subsidies as of December 31, 2006 is associated with Fab 30, which will continue to be amortized ratably through December 2007 because the Company is required to maintain certain employee headcount levels through December 2007. The remaining deferred grants and subsidies balance are associated with Fab 36. (See Note 9).

NOTE 16:    Restructuring and Other Special Charges

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

The following table summarizes activities under the 2002 Restructuring Plan for the three years ended December 31, 2006:

	Severance and Employee Benefits	Facility Exit and Equipment Decommission Costs	Total
		(In millions)
Accruals at December 28, 2003	$7	$121	$128
Cash payments	(7)	(20)	(27)
Non-cash adjustments	—	5	5
Accruals at December 26, 2004	$—	$106	$106
Cash payments	—	(21)	(21)
Accruals at December 25, 2005	$—	$85	$85
Cash payments	—	(18)	(18)
Accruals at December 31, 2006	$—	$67	$67

As of December 31, 2006 and December 25, 2005, $48 million and $66 million of the total restructuring accruals of $67 million and $85 million were included in other long-term liabilities on the consolidated balance sheets. (See Note 15).

NOTE 17:    Contingencies

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

In re ATI Technologies, Inc. Securities Litigation.

In August and September 2005, five class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against ATI and certain of its directors and officers on behalf of shareholders who purchased ATI common shares between October 7, 2004 and on or about June 23, 2005. The claims allege that ATI and certain of its directors and officers violated United States securities laws by failing to disclose material facts and making statements that contained misrepresentations about its business and future outlook. It is alleged that as a result of the failure to disclose material facts and the alleged misrepresentations, ATI’s common stock traded at artificially inflated prices until the stock price dropped on the news of ATI’s third quarter results in June 2005. The claims further allege that while in possession of material undisclosed information, certain of ATI’s directors and officers sold a portion of their common shares at inflated prices. On May 23, 2006, the Court dismissed one of the five actions because the plaintiff failed to serve the summons and complaint. The four remaining lawsuits were consolidated into a single action, and on September 8, 2006, the plaintiffs filed a consolidated amended complaint. ATI filed its Motion to Dismiss the Consolidated Amended Complaint on December 4, 2006. On January 25, 2007, class plaintiffs filed their opposition to ATI’s motion to dismiss.

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

Department of Justice Subpoena

On November 29, 2006, AMD received a subpoena for documents and information in connection with the U.S. Department of Justice (DOJ) criminal investigation into potential antitrust violations related to graphics processing units and cards. AMD entered the graphics processor business following our acquisition of ATI on October 25, 2006. The DOJ has not made any specific allegations against AMD or ATI. AMD is cooperating with the investigation.

GPU Class Actions

Currently approximately thirty-six related antitrust actions have been filed against AMD, ATI and Nvidia Corporation, including in the Northern District of California, the Central District of California, the District of Massachusetts, the Western District of Wisconsin, the District of South Carolina, the District of Kansas and the District of Vermont. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and Nvidia had received subpoenas from the U.S. Department of Justice Antitrust Division in connection with the DOJ’s investigation into potential antitrust violations related to graphics processing units and cards. All of the actions appear to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust law. Further, each of the complaints is styled as a putative class action and alleges a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. The majority of the complaints propose a class period from November or December 2002 to the present.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. and Subsidiaries as of December 31, 2006 and December 25, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2006, Advanced Micro Devices, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 23, 2007

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from ATI Technologies Inc. on October 25, 2006, which are included in our fiscal 2006 consolidated financial statements and which, in the aggregate, consisted of $901 million and $270 million of total assets and net assets, respectively, as of December 31, 2006 and which in the aggregate, represented $398 million and $13 million of revenues and losses from operations, respectively, for the year then ended. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included immediately following this report.

/s/ Hector de J. Ruiz

Chairman of the Board and Chief Executive Officer

February 23, 2007

/s/ Robert J. Rivet

Executive Vice President, Chief Financial Officer

February 23, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanced Micro Devices, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ATI Technologies Inc., which is included in the 2006 consolidated financial statements of Advanced Micro Devices, Inc. and Subsidiaries and constituted $901 million and $270 million of total and net assets, respectively, as of December 31, 2006 and $398 million and $13 million of revenues and losses from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Advanced Micro Devices, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of ATI Technologies Inc.

In our opinion, management’s assessment that Advanced Micro Devices, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Advanced Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Advanced Micro Devices, Inc. and Subsidiaries and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 23, 2007

Supplementary Financial Information

In 2005 and 2006, the Company used a 52- to -53 week fiscal year ending on the last Sunday in December. All of the quarters in 2005 and 2006 except for the quarter ended July 2, 2006 consisted of 13 weeks. The quarter ended July 2, 2006 consisted of 14 weeks.

2006 and 2005 by Quarter

(Unaudited)

	2006				2005
	Dec. 31(1)	Oct. 1(2)	Jul. 2	Mar. 26	Dec. 25(3)		Sep. 25	Jun. 26	Mar. 27
	(In millions, except per share amounts)
Net revenue	$1,773	$1,328	$1,216	$1,332	$1,838		$1,523	$1,260	$1,227
Cost of sales	1,132	645	526	553	986		896	766	808
Gross margin	641	683	690	779	852		627	494	419
Research and development	385	277	279	264	329		289	273	253
Marketing, general and administrative	296	279	309	256	317		259	228	212
In-process research and development	416 (4)	—	—	—	—		—	—	—
Amortization of intangible assets and integration charges	73 (5)	6	—	—	—		—	—	—
Operating income (loss)	(529)	121	102	259	206		79	(7)	(46)
Interest Income	22	31	35	28	13		10	7	7
Interest expense	(67)	(18)	(18)	(23)	(24)		(31)	(26)	(24)
Other income (expense), net	2	(2)	7	(20)	(13	)(6)	(4)	(4)	(3)
Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(572)	132	126	244	182		54	(30)	(66)
Minority interest in consolidated subsidiaries	(8)	(7)	(7)	(6)	19		21	38	47
Equity in net loss of Spansion Inc. and other	(5)	(10)	(12)	(18)	(107	)(7)	—	—	—
Income (loss) before income taxes	(585)	115	107	220	94		75	8	(19)
Provision (benefit) for income taxes	(9)	(21)	18	35	(1)		(1)	(3)	(2)
Net income (loss)	$(576)	$136	$89	$185	$95		$76	$11	$(17)
Net income (loss) per common share
Basic	$(1.08)	$0.28	$0.18	$0.40	$0.23		$0.19	$0.03	$(0.04)
Diluted	$(1.08)	$0.27	$0.18	$0.38	$0.21		$0.18	$0.03	$(0.04)
Shares used in per share calculation
Basic	531	486	485	464	412		399	395	393
Diluted	531	497	500	495	452		444	406	393
Common stock market price range
High	$25.69	$27.90	$36.08	$42.70	$30.65		$24.03	$18.34	$22.37
Low	$19.90	$16.90	$23.46	$30.16	$20.22		$16.63	$14.08	$14.63

(1)	Includes the operations of ATI for the period from October 25 through December 31, 2006. As a result, the quarter ended December 31, 2006 is not fully comparable to prior quarters.
(2)

In connection with the ATI acquisition, the Company reclassified integration related expenses of $6 million from marketing, general and administrative to amortization of intangible assets and integration charges.

(3)

Consolidated Statement of Operations data for the fourth quarter of 2005 includes the results of Memory Products segment through December 20, 2005. From December 21, 2005, the date with Spansion Inc. closed its initial public offering, through December 31, 2006, the Company used the equity method of accounting to reflect its share of Spansion’s net loss and included this information as “Equity in net income (loss) of Spansion, Inc. and other”.

(4)	Represents a write off of in-process research and development in connection with the ATI acquisition.
(5)	Represents amortization of acquisition related intangible assets acquired as part of the ATI acquisition and charges incurred to integrate the operations of ATI with the Company’s operations.
(6)

Includes a charge of approximately $32 million associated with the Company’s exchange of $201 million of its 4.50% Notes for common stock and a charge of approximately $14 million in connection with the prepayment of the Dresden Term Loan.

(7)

Due to the dilution in the Company’s ownership interest in Spansion from 60 percent to approximately 38 percent in connection with Spansion’s IPO, the Company recorded a loss of $110 million which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by the Company.

Financial Statements of Subsidiaries Not Consolidated and 50% or Less Owned Persons

The consolidated financial statements of Spansion Inc. as of December 31, 2006 and December 25, 2005, and for each of the three years in the period ended December 31, 2006 included in Exhibit 99 to this Annual Report (Form 10-K) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data, immediately following the financial statement audit report of Ernst & Young LLP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 28, 2007, our Compensation Committee approved bonus awards for our named executive officers listed below, the Executives for fiscal year 2006. The bonus awards included payments under our 2005 Annual Incentive Plan (2005 AIP), 2005 Long-Term Incentive Plan (2005 LTIP) and our former long-term incentive plan called the Vice-President Long-Term Incentive Plan (VP LTIP). Bonus payments to the Executives under the 2005 AIP were determined by our 2006 first half and second half performance results, weighted equally. In the first half of 2006, AMD performed at 1.25x target, but the Compensation Committee used downward discretion to fund this half of the bonus at 0.90x target because we didn’t fully meet specified internal targets. In the second half of 2006, AMD performed under threshold. However, the Compensation Committee used its discretion to fund the second half portion of the bonus at 0.25x target, which was the same target used in calculating discretionary bonus payments to our non-executive officers and other employees who participate in the bonus program. Bonus payments to the Executives under the 2005 LTIP consisted of vesting of previously granted performance-vesting restricted stock units for the two-year transition period ended in 2006 and were based on actual two-year cumulative performance. Bonus payments to the Executives under the VP LTIP consisted of cash payments for the three-year performance period ended in 2006. Payments under the VP LTIP were based strictly on the financial results of the performance period, as set at the beginning of the period. We are not making any further payments under the VP LTIP.

The following table sets forth the bonus awards to the Executives.

Name and Position	2006 Bonus (Cash)	2005-2006 Bonus RSUs vested
Hector de J. Ruiz Chairman of the Board and Chief Executive Officer	$2,598,750	63,000
Thomas M. McCoy Executive Vice President, Legal Affairs and Chief Administrative Officer	$455,000	12,000
Derrick R. Meyer President and Chief Operating Officer	$662,188	18,000
Henri Richard Executive Vice President and Chief Sales and Marketing Officer	$503,125	18,000
Robert J. Rivet Executive Vice President and Chief Financial Officer	$503,125	18,000

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “Compensation Discussion & Analysis (CD&A),” “Supplementary Compensation Policies,” “Executive Compensation,” (including, Summary Compensation Table, Nonqualified Deferred Compensation, Outstanding Equity Awards at Fiscal Year-End, Grants of Plan-Based Awards and Option Exercises and Stock Vested), “Long-Term Incentive Plan Awards,” “Retirement Benefit Arrangements,” “Replacement Retirement Benefit Arrangement for Dr. Ruiz,” “Replacement Retirement Benefit Arrangement for Mr. Rivet,” “Employment Agreements” and “Change in Control Arrangements” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption, “Certain Relationships and Related Transactions” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2007 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2007 Proxy Statement, our 2007 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” in our 2007 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of AMD are set forth in Item 8 of this report on Form 10-K. The financial statements of Spansion are incorporated by reference in Item 8 from Exhibit 99, Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K), attached to this Form 10-K.

Other than Schedule II, Valuation and Qualifying Accounts and Exhibit 99, Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K), attached to this Form 10-K, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

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

2.3	Plan of Arrangement under Section 192 of the Canada Business Corporations Act filed as Exhibit 2.1 to AMD’s Current Report of Form 8-K dated October 24, 2006, is hereby incorporated by reference.
2.4

Acquisition Agreement by and between Advanced Micro Devices, Inc. 1252986 Alberta ULC and ATI Technologies Inc. dated as of July 23, 2006 filed as Exhibit 2.2 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

3.1

Certificate of Incorporation, as amended, filed as Exhibit 3.1 to AMD’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 26, 1999, is hereby incorporated by reference.

3.2	Bylaws, as amended, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated February 8, 2007, are hereby incorporated by reference.
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

Exhibit Number	Description of Exhibits
4.2

Indenture governing 4.75% Convertible Senior Debentures due 2022 dated January 29, 2002, between AMD and The Bank of New York filed as Exhibit 4.14 to AMD’s Annual Report on Form 10-K for the year ended December 30, 2001, is hereby incorporated by reference.

4.3	Form of 4.75% Convertible Senior Debenture due 2022 filed as Exhibit 4.15 to AMD’s Annual Report on Form 10-K for the year ended December 30, 2001, is hereby incorporated by reference.

4.4

Indenture governing 7.75% Senior Notes due 2012, dated October 29, 2004, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

4.5	Form of 7.75% Senior Note due 2012, filed as Exhibit 4.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.

*10.1	2000 Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.60 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

*10.2	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.3	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

*10.4	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.

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

*10.8	AMD Executive Incentive Plan, filed as Exhibit 10.8 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, is hereby incorporated by reference.

*10.9	Advanced Micro Devices, Inc. 2005 Long Term Incentive Plan, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.

*10.10	Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.

*10.11	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.

*10.12	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

*10.13	Form of Management Continuity Agreement, filed as Exhibit 10.18 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits

*10.16	2004 Equity Incentive Plan, as amended, filed as Exhibit 10.16 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, is hereby incorporated by reference.

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

*10.17(c)

Third Amendment to the Advanced Micro Devices, Inc. Executive Investment Account Plan dated November 9, 2005, filed as Exhibit 10.17(c) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, is hereby incorporated by reference.

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

*10.27	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.

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

*10.32(c)

Amendment to Employment Agreement and Waiver by and between Advanced Micro Devices, Inc. and Hector Ruiz dated December 16, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 16, 2006, is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits

***10.36	Third Amendment and Restatement of “S” Process Development Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc. effective as of December 28, 2002.

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

***10.39(a)

Amendment Agreement to the Term Loan Facility Agreement by and between Advanced Micro Devices, Inc., AMD Fab 36 Limited Liability Company & Co. KG, AMD Fab 36 Holding GmbH and the financial institutions named therein dated October 10, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 13, 2006, is hereby incorporated by reference.

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

10.47(a)

Amendment Agreement No. 1 to the AMD Fab 36 Holding Cost Plus Reimbursement Agreement by and between Advanced Micro Devices, Inc. and AMD Fab 36 Holding GmbH dated September 28, 2006 filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.48

AMD Fab 36 Cost Plus Reimbursement Agreement dated April 21, 2004, between AMD
Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as
Exhibit 10.70 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.48(a)

Amendment Agreement No. 1 to the AMD Fab 36 Cost Plus Reimbursement Agreement by and between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & CO. KG dated September 22, 2006 filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.49

Management Service Agreement dated October 31, 2003, between AMD Saxony Limited Liability Company & Co. KG, SI Investment Limited Liability Company & Co. KG, SI Investment Holding GmbH and AMD, filed as Exhibit 10.71 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.49(a)

Amendment Agreement No. 1 to the AMD Fab 36 Management Services Agreement by and between Advanced Micro Devices, Inc., AMD Saxony Limited Liability Company & Co. KG., AMD Fab 36 Limited Liability Company & Co. KG and AMD Fab 36 Holding GmbH dated September 25, 2006 filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

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

10.58

Amended and Restated Agency Agreement effective as of April 1, 2005 by and between Spansion LLC and Advanced Micro Devices, Inc., filed as Exhibit 10.58 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, is hereby incorporated by reference.

***10.59

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.60

Underwriting Agreement by and between Advanced Micro Devices, Inc., and Merrill Lynch & Co. dated as of January 24, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated January 27, 2006, is hereby incorporated by reference.

10.61

Form of Voting Agreement by and between Advanced Micro Devices, Inc., and “Securityholder” dated as of July 23, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

10.62

Commitment Letter by and between Advanced Micro Devices, Inc., and Morgan Stanley Senior Funding, Inc. dated as of July 23, 2006 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

*10.63

Offer Letter Agreement by and between Advanced Micro Devices, Inc. and David Orton dated August 15, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated September 28, 2006, is hereby incorporated by reference.

10.64

Credit Agreement by and between Advanced Micro Devices, Inc., Morgan Stanley Senior Funding, Inc., and Wells Fargo Bank, N.A. and dated as of October 24, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

10.65

Collateral Agreement by and between Advance Micro Devices, Inc., AMD International Sales and Service Ltd. and Wells Fargo Bank, N.A. dated October 24, 2006 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.66

Collateral Trust Agreement by and between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated as of October 24, 2006 filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

10.67

Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.68

Underwriting Agreement by and between Spansion Inc., AMD Investments, Inc. and Fujitsu Limited dated November 15, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated November 15, 2006, is hereby incorporated by reference.

10.69

Grant Disbursement Agreement by and between Advanced Micro Devices, Inc. and New York State Urban Development Corporation d/b/a Empire State Development Corporation dated December 22, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 22, 2006, is hereby incorporated by reference.

*10.70

ATI Technologies Inc. Restricted Share Unit Plans for U.S. Directors and Employees, as amended and restated effective January 31, 2005 filed as Exhibit 99.1 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.71

ATI Technologies Inc. Restricted Share Unit Plans for Canadian Directors and Employees, as amended and restated effective January 31, 2005 filed as Exhibit 99.2 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.72

ATI Technologies Inc. Share Option Plan, as amended effective as of January 25, 2005 filed as Exhibit 99.3 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

*10.73	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.

21	List of AMD subsidiaries.

23-a	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.

23-b	Consent of Ernst & Young LLP, independent registered public accounting firm for Spansion Inc.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s Form 10-K for the year ended December 31, 2006.)

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2007	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Hector de J. Ruiz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ ROBERT J. RIVET Robert J. Rivet	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

* W. Michael Barnes	Director	February 28, 2007

* John E. Caldwell	Director	February 28, 2007

* Bruce Claflin	Director	February 28, 2007

* H. Paulett Eberhart	Director	February 28, 2007

* James Fleck	Director	February 28, 2007

* Robert B. Palmer	Director	February 28, 2007

* Leonard Silverman	Director	February 28, 2007

* Morton L. Topfer	Director	February 28, 2007

*By:	/s/ ROBERT J. RIVET (Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

Advanced Micro Devices, Inc.

Valuation and Qualifying Accounts

Years Ended

December 26, 2004, December 25, 2005 and December 31 2006

(In millions)

	Balance Beginning of Period	Additions Charged (Reductions Credited) To Operations	Deductions(1)	Other (Reductions)(2)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 26, 2004	$21	$9	$(12)	$—	$18
December 25, 2005	18	39	(42)	(2)	13
December 31, 2006	13	8	(8)	—	13

(1)	Accounts (written off) recovered, net.
(2)	Reduction due to change in status of Spansion from consolidated subsidiary to unconsolidated investee as a result of Spansion’s IPO.