Form 10-Q
period 2007-03-31
ADVANCED MICRO DEVICES INC
filed 2007-05-09
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2007: 550,439,260.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

	Quarter Ended
	March 31, 2007	March 26, 2006

	(In millions, except per share amounts)
Net revenue	$1,233	$1,332
Cost of sales	886	553

Gross margin	347	779

Research and development	432	264
Marketing, general and administrative	335	256
Amortization of acquired intangible assets and integration charges	84	—

Operating income (loss)	(504)	259

Interest income	16	28
Interest expense	(78)	(23)

Other income (expense), net	2	(20)

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(564)	244
Minority interest in consolidated subsidiaries	(8)	(6)
Equity in net loss of Spansion Inc. and other (see Note 3)	(16)	(18)

Income (loss) before income taxes	(588)	220
Provision for income taxes	23	35

Net income (loss)	$(611)	$185

Net income (loss) per common share:
Basic	$(1.11)	$0.40
Diluted	$(1.11)	$0.38

Shares used in per share calculation:
Basic	549	464
Diluted	549	495

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$991	$1,380
Marketable securities	176	161

Total cash and cash equivalents and marketable securities	1,167	1,541
Accounts receivable	674	1,153
Allowance for doubtful accounts	(7)	(13)

Total accounts receivable, net	667	1140
Inventories:
Raw materials	103	83
Work-in-process	451	545
Finished goods	384	186

Total inventories	938	814
Deferred income taxes	71	25
Prepaid expenses and other current assets	331	433
Receivable from Spansion	13	10

Total current assets	3,187	3,963
Property, plant and equipment:
Land and land improvements	52	53
Buildings and leasehold improvements	1,503	1,410
Equipment	5,586	5,202
Construction in progress	797	672

Total property, plant and equipment	7,938	7,337
Accumulated depreciation and amortization	(3,533)	(3,350)

Property, plant and equipment, net	4,405	3,987
Acquisition related intangible assets, net (see Note 4)	1,136	1,207

Goodwill (see Note 4)	3,186	3,217

Receivable from Spansion	5	5

Investment in Spansion (see Note 3)	345	371

Other assets	448	397

Total assets	$12,712	$13,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,362	$1,336

Accounts payable to Spansion	3	2

Accrued compensation and benefits	160	177

Accrued liabilities	719	716

Income taxes payable	62	78

Deferred income on shipments to distributors	181	169

Current portion of long-term debt and capital lease obligations	182	125

Other current liabilities	242	249

Total current liabilities	2,911	2,852
Deferred income taxes	43	31
Long-term debt and capital lease obligations, less current portion	3,659	3,672

Other long-term liabilities (see Note 10)	591	517
Minority interest in consolidated subsidiaries	303	290
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 750 shares authorized; shares issued: 557 on March 31, 2007 and 553 on December 31, 2006; shares outstanding: 550 on March 31, 2007 and 547 on December 31, 2006	6	5

Capital in excess of par value	5,465	5,409
Treasury stock, at cost (7 shares on March 31, 2007 and December 31, 2006)	(93)	(93)
Retained earnings (deficit)	(332)	308
Accumulated other comprehensive income	159	156

Total stockholders’ equity	5,205	5,785

Total liabilities and stockholders’ equity	$12,712	$13,147

*	Amounts as of December 31, 2006 were derived from the December 31, 2006 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

	Quarters Ended
	March 31, 2007	March 26, 2006
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(611)	$185

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Minority interest in consolidated subsidiaries	8	6

Depreciation and amortization	314	174

Provision (provision reversal) for doubtful accounts	(5)	(1)

Equity in net loss of Spansion Inc.	16	18

(Benefit) provision for deferred income taxes	10	(4)

Charge due to partial redemption of 7.75% Senior Notes	—	4

Foreign grant and subsidy income	(41)	(32)

Net loss on disposal of property, plant and equipment	3	3

Compensation recognized under employee stock plans	28	15

Other	13	5

Changes in operating assets and liabilities:

Accounts receivable	479	(13)

Receivable from Spansion	(3)	80

Inventories	(124)	52

Prepaid expenses and other current assets	(51)	(32)

Other assets	(67)	3

Tax refund receivable	—	31

Accounts payables and accrued liabilities	90	65
Accounts payable to Spansion	1	13
Income taxes payable	(19)	—

Net cash provided by operating activities	41	572

Cash flows from investing activities:

Purchases of property, plant and equipment	(586)	(310)

Proceeds from sale of property, plant and equipment	1	2

Repayment of loans by Spansion	—	15

Proceeds from sale of Spansion Inc. stock	13	—

Purchases of available-for-sale securities	(62)	(1,028)

Proceeds from sale and maturity of available-for-sale securities	46	394

Other	(4)	2

Net cash used in investing activities	(592)	(925)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(21)	(211)

Proceeds from foreign grants and subsidies	153	105

Proceeds from equity offering	—	495

Proceeds from issuance of common stock under stock-based compensation plans	30	160

Net cash provided by financing activities	162	549

Net increase (decrease) in cash and cash equivalents	(389)	196

Cash and cash equivalents at beginning of period	1,380	633

Cash and cash equivalents at end of period	$991	$829

Non-cash investing and financing activities:
Capital leases	$57	$—

Conversion of senior convertible debt	$—	$500

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 31, 2007 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2007. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company uses a 52- to -53 week fiscal year. Prior to December 31, 2006, the Company’s fiscal year ended on the last Sunday in December. Commencing in 2007, the Company began using a 52- to -53 week fiscal year ending on the last Saturday in December. The quarters ended March 26, 2006 and March 31, 2007 each consisted of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation. (See Note 6.)

Principles of Consolidation

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries, including the operations of ATI Technologies ULC (ATI) from October 25, 2006. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority owned subsidiaries, are reported as minority interest.

Due to the initial public offering (IPO) of Spansion Inc. on December 21, 2005 and the resulting dilution of the Company’s ownership interest in Spansion, the Company has used the equity method of accounting to reflect its share of Spansion’s net income (loss) from December 21, 2005 through March 31, 2007. Also, included in the financial statements, under the equity method of accounting, is the Company’s percentage equity share of certain other investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Recently Issued Accounting Pronouncements. In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in Statement of Financial Accounting Standards (SFAS) No 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus was effective for fiscal years beginning after December 15, 2006. Upon adoption, companies had the option to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $23 million to its beginning retained earnings balance. Prior to adoption of EITF 06-2, the Company accrued for sabbatical leave expense only when employees are fully vested in this benefit.

In June 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. AMD adopted FIN 48 as of January 1, 2007, as required.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115.” This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively “eligible items”) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value options for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company is currently evaluating the impact, if any, of this statement upon its adoption.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan under SFAS No.123R (revised 2004), Share-Based Payments (SFAS 123R) for the specified fiscal quarters, which was allocated in the condensed consolidated statements of operations as follows (in millions):

	Quarters Ended
	March 31, 2007	March 26, 2006
	(In millions)
Cost of sales	2	2
Research and development	14	4
Marketing, general, and administrative	12	9

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	28	15

Tax benefit	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	28	15

Stock Options. The weighted-average assumptions used in the lattice-binomial model the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 31, 2007	March 26, 2006
Expected volatility	50.25%	52.1%
Risk-free interest rate	4.72%	4.58%
Expected dividends	0%	0%
Expected life (in years)	3.55	4.14

For the quarters ended March 31, 2007 and March 26, 2006, the Company granted 377,000 and 440,000 employee stock options, respectively, with average estimated grant date fair values of $5.93 and $15.70.

Restricted Stock Units and Awards. For the fiscal quarters ended March 31, 2007 and March 26, 2006, the Company granted 1,708,000 and 1,166,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $14.83 and $36.84.

Employee Stock Purchase Plan. The Company issued 607,000 shares and 336,000 shares under the Employee Stock Purchase Plan (“ESPP”) during the fiscal quarters ended March 31, 2007 and March 26, 2006. The ESPP compensation expense is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes-Merton model.

3. Investment in Spansion Inc.

During the first quarter of 2007, the Company sold 984,799 shares of its Spansion Inc. Class A common stock under Rule 144 of the Securities Act of 1933. The Company received $13 million in net proceeds from the sales and realized a gain of $0.6 million which was included in the caption, “Equity in net loss of Spansion, Inc. and other,” on the Company’s condensed consolidated statements of operations. As of March 31, 2007, the Company owned a total of 26,544,604 shares, or approximately 19.8 percent, of Spansion’s outstanding common stock. The Company continues to use the equity method of accounting to reflect its share of Spansion’s results of operations because the Company continues to have the ability to exercise significant influence over Spansion.

To the extent that the Company’s ownership in Spansion decreases in the future whether it is caused by disposal of its ownership interest or by Spansion’s issuance of additional common stock, the Company would record either a gain or a loss on such further dilution depending on the carrying value and fair value of the Company’s net equity investment in Spansion at that time, which could have a material effect on the Company’s results of operations in the period in which this ownership dilution occurs.

As of March 31, 2007, the carrying net book value of the Company’s net equity investment in Spansion, which includes the Company’s proportionate share of Spansion’s accumulated other comprehensive income (loss), was approximately $334 million. The fair value of this investment was approximately $324 million based on closing market price of Spansion’s common stock on March 30, 2007, the last trading day of the quarter. As of May 7, 2007, the fair value of this investment was approximately $267 million based on the closing market price of Spansion’s common stock on May 7, 2007. Based on the review performed by management, the Company believes that the decline in the fair value of Spansion’s investment in the first quarter of 2007 is not other than temporary.

Summarized Financial Information

The following table presents summarized unaudited consolidated financial information for Spansion Inc., which the Company obtained from Spansion’s press release announcing its financial results for the quarter ended April 1, 2007, as furnished with its Form 8-K filed on April 18, 2007. This financial information was the basis for applying the equity method in the Company’s condensed consolidated financial statements:

Spansion Inc.

(In millions)

	Quarter ended
Consolidated Statements of operations information	April 1, 2007	March 26, 2006
Net sales	$628	562

Gross profit	89	109

Operating income	(70)	(38)

Net income (loss)	$(75)	(52)

Consolidated Balance sheet information	As of April 1, 2007	As of December 31, 2006
Current assets	$1,596	$1,775

Long term assets	1,831	1,775

Total assets	$3,427	$3,550

Current liabilities	$644	$690

Long term liabilities	1,012	1,014

Total stockolders’ equity	1,771	1,846

Total liabilities and stockholders’ equity	$3,427	$3,550

4. Goodwill and Acquisition Related Intangible Assets

In October 2006, the Company acquired ATI. All of the Company’s goodwill and acquisition-related intangible assets are as a result of the ATI acquisition. As of March 31, 2007, the primary areas of purchase price allocation that have not been finalized consist of certain legal matters and tax-related contingencies. The changes in the carrying amount of goodwill by operating segment for the quarter ended March 31, 2007, were as follows:

	In millions
	Computing Solutions	Graphics	Consumer Electronics	Total
Balance at December 31, 2006	$—	$1,237	$1,980	$3,217
Reclassification due to change in segments (1)	166	(166)	—	—
Goodwill adjustments (2)	(3)	(27)	(1)	(31)

Balance at March 31, 2007	$163	$1,044	$1,979	$3,186

(1)

Starting in the first quarter of 2007, the Company started including revenue from sales of ATI’s chipsets, which was included in the Graphics and Chipset segment in the fourth quarter of 2006, in the Computing Solutions segment. As a result of this change, the Company reclassified $166 million of goodwill associated with the Graphics segment to the Computing Solutions segment.

(2)

Adjustments to goodwill primarily represent finalization of the valuation of certain liabilities assumed including the cumulative accounting impact upon adoption of FIN 48 on pre-acquisition ATI tax contingencies.

The changes in the balances of acquisition related intangible assets for the quarter ended March 31, 2007, and the net book value of acquisition related intangible assets at March 31, 2007 were as follows:

	Intangible Assets, Gross		Accumulated Amortization			Net Book Value

(In millions)	December 31, 2006	March 31, 2007	December 31, 2006	Quarter ended March 31, 2007 expense	March 31, 2007	December 31, 2006	March 31, 2007	Weighted Average Amortization Period (in months)
Developed product technology	$752	$752	$(25)	$(38)	$(63)	$727	$689	60
Game Console royalty agreements	147	147	(5)	(7)	(12)	142	135	60
Customer Relationships	257	257	(11)	(16)	(27)	246	230	48
Trademark and trade name	62	62	(1)	(2)	(3)	61	59	84
Customer backlog	36	36	(5)	(8)	(13)	31	23	14

Total	$1,254	$1,254	$(47)	$(71)	$(118)	$1,207	$1,136

Estimated future amortization expense related to acquisition related intangible assets is as follows:

Fiscal year	(In millions)
Remaining 2007	$213
2008	253
2009	253
2010	242
2011	159
Thereafter	16

Total	$1,136

5. Net Income (loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any potentially dilutive common shares outstanding. Potentially dilutive common shares include stock options, restricted stock awards, and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended
	March 31, 2007	March 26, 2006
	(In millions except per
	share data)
Numerator:
Numerator for basic income (loss) per common share	$(611)	$185

Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022:
Interest expense, net of tax	—	2
Profit sharing expense adjustment, net of tax (1)	—	—

Numerator for diluted income (loss) per common share	$(611)	$187

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	549	464
Effect of dilutive potential common shares:
Employee stock options, restricted stock and restricted stock units	—	22
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022	—	9

Dilutive potential common shares	—	31

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	549	495

Net income (loss) per common share:
Basic	$(1.11)	$0.40

Diluted	$(1.11)	$0.38

(1)	Less than $1 million

Potentially dilutive common shares totaling approximately 53 million for the quarter ended March 31, 2007 were not included in the net loss per common share calculation as their inclusion would have been anti-dilutive. There were no potentially dilutive common shares that were not included in the net income per common share calculation for the quarter ended March 26, 2006.

6. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity in net loss of Spansion Inc. and other, income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

From December 26, 2005 through October 24, 2006, the Company had two reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that the Company sold prior to the ATI acquisition and related revenue; and

•	the Embedded Products segment, which included embedded processors and related revenue.

As a result of the acquisition of ATI, from October 25, 2006 through December 31, 2006, the Company had four reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that the Company sold prior to the ATI acquisition and related revenue;

•	the Embedded Products segment, which included embedded processors and related revenue;

•

the Graphics and Chipsets segment, which included 3D graphics, video and multimedia products and chipsets sold by ATI prior to the ATI acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers, and related revenue; and

•

the Consumer Electronics segment, which included products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the CODM began reviewing and assessing operating performance using the following three reportable segments:

•

the Computing Solutions segment, which includes what was formerly Computation Products segment and the Embedded Products segment as well as revenue from sales of chipsets sold by ATI prior to the ATI acquisition;

•

the Graphics segment, which includes 3D graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

In addition to the reportable segments, the All Other category includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the ATI acquisition, the Company began including employee stock-based compensation expense, profit sharing expense, and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table is a summary of net revenue and operating income (loss) by segment with reconciliations to net income (loss) for the quarters ended March 31, 2007 and March 26, 2006:

	Quarter Ended
	March 31, 2007	March 26, 2006
	(In millions)
Computing Solutions
Net revenue	$918	$1,337
Operating income (loss)	(321)	312
Graphics
Net revenue	197	—
Operating income (loss)	(35)	—
Consumer Electronics
Net revenue	118	—
Operating income (loss)	(4)	—
All Other
Net revenue	—	(5)
Operating income (loss)	(144)	(53)
Total
Net revenue	1,233	1,332
Operating income (loss)	(504)	259
Interest income	16	28
Interest expense	(78)	(23)
Other income (expense), net	2	(20)
Minority interest in consolidated subsidiaries	(8)	(6)
Equity in net loss of Spansion Inc. and other	(16)	(18)

Income (loss) before income taxes	(588)	220
Provision for income taxes	23	35

Net income (loss)	$(611)	$185

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 31, 2007	March 26, 2006
	(In millions)
Net income (loss)	$(611)	$185
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	—	13
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	1	1
Net change in cumulative translation adjustments	2	(1)

Other comprehensive income (loss)	3	13

Total comprehensive income (loss)	$(608)	$198

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 31, 2007 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of March 31, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$128	$43	$43	$42
Payment guarantees on behalf of consolidated subsidiaries(2)	189	189	—	—

Total guarantees	$317	$232	$43	$42

(1)

This amount represents the amount of silent partnership contributions that the Company’s German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $62 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At March 31, 2007, approximately $189 million was outstanding under this guarantee and recorded as a payable on the Company’s consolidated balance sheet.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 31, 2007, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of March 31, 2007 and their expected expiration dates.

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011
	(In millions)
AMTC revolving loan guarantee	$43	$43	$—	$—	$—	$—
AMTC rental guarantee(2)	97	—	—	—	—	97
Spansion operating and capital lease guarantees(3)	4	3	1	—	—	—

Total guarantees	$144	$46	$1	$—	$—	$97

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $161 million revolving credit facility and a $100 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 31, 2007, the Company guaranteed up to $43 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $97 million. As of March 31, 2007, $92 million was drawn under the revolving credit facility, and $52 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FIN 45.

Spansion Capital and Operating Lease Guarantee

The Company guaranteed certain capital and operating leases entered into by Spansion and its subsidiaries totaling $4 million as of March 31, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

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

Changes in the Company’s potential liability for product warranty during the quarters ended March 31, 2007 and March 26, 2006 are as follows:

	Quarter Ended
	March 31, 2007	March 26, 2006
	(In millions)
Balance, beginning of the period	$26	$19
New warranties issued during the period	5	9
Settlements during the period	(9)	(6)

Changes in liability for pre-existing warranties during the period, including expirations	(4)	(4)

Balance, end of the period	$18	$18

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

9. Restructuring Charges

2002 Restructuring Plan

In December 2002, the Company began implementing a restructuring plan (the 2002 Restructuring Plan) to further align its cost structure to the industry conditions at that time, including weak customer demand and industry-wide excess inventory. With the exception of the exit costs consisting primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, that are payable through 2011, the Company has completed the activities associated with the 2002 Restructuring Plan. The accruals under the 2002 Restructuring Plan at December 31, 2006 were $67 million. During the first quarter of 2007, the Company paid an aggregate amount of $4 million related to facility exit costs. As a result, the accruals at March 31, 2007 were $63 million.

As of March 31, 2007 and December 31, 2006, $44 million and $48 million of the total restructuring accruals of $63 million and $67 million were included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at March 31, 2007 and December 31, 2006 consisted of:

	March 31, 2007	December 31, 2006
	(In millions)
Fab 30/Fab 36 deferred grants and subsidies	$351	$364

Restructuring accrual (see Note 9)	44	48

Deferred gain on sale leaseback of building	18	18

Payables for technology licenses	84	66

Unrecognized tax benefits	57	—

Accrued sabbatical and other	37	21

	$591	$517

11. Income Taxes

The Company recorded an income tax provision of $23 million, or -4% on pre-tax losses in the first quarter of 2007 and an income tax provision of $35 million, or 15% of pre-tax income for the first quarter of 2006.

The income tax provision recorded in the first quarter of 2007 was primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provision in the first quarter of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions.

On January 1, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

As of the date of adoption, the Company’s total gross unrecognized tax benefits were $178 million, of which $49 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. The Company had accrued interest and penalties of $59 million as of the date of adoption of FIN 48.

As of the date of adoption of FIN 48, tax years 1994 – 2006 remain subject to examination in the U.S., tax years 1999 – 2006 remain subject to examination in Canada and tax years 1999 – 2006 remain subject to examination in various foreign jurisdictions.

The Company does not currently anticipate that its unrecognized tax benefits will significantly change within the next 12 months.

As of March 31, 2007 substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at March 31, 2007 in management’s estimate, is not more likely than not to be achieved.

As a result of the implementation of FIN 48 the Company has recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance, and $56 million of current and non-current tax contingencies as of March 31, 2007.

The total gross unrecognized tax benefits increased by $4 million in the first quarter of 2007. Interest and penalties incurred in the first quarter of 2007 were immaterial.

12. Subsequent Events

Issuance of 6.00% Convertible Senior Notes due 2015 and Purchase of Capped Call

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the “Indenture”), dated as of April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of common stock of the Company issuable upon conversion of the 6.00% Notes (“Conversion Shares”) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the Indenture) of the Company under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with the Company’s existing and future senior debt and senior to all of its future subordinated debt. The 6.00% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated April 27, 2007, between the Company and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes pursuant to which, the Company has agreed that it will file a shelf registration statement with the Securities and Exchange commission for the resale by holders of the 6.00% Notes and the Conversion Shares, use its reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the Registration Rights Agreement. The Company could be subject to paying additional interest on the 6.00% Notes for the period during which a default under the Registration Rights Agreement exists.

In connection with the issuance of the 6.00% Notes, on April 24, 2007, the Company purchased the Capped Call. The Capped Call has an initial strike price of $28.08 per share, subject to certain adjustment, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The Capped Call is intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allows the Company to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes. The Company does not anticipate experiencing an increase in the number of shares outstanding from the conversion of the 6.00% Notes unless the price of our common stock appreciates above $42.12 per share. If, however, the market value per share of the Company’s common stock, as measured under the terms of the Capped Call, exceeds the cap price of the Capped Call, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price. The Company has analyzed the Capped Call under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that it meets the criteria for classification as an equity transaction. As a result, it will record the purchase of the Capped Call as a reduction in additional paid-in capital and it will not recognize subsequent changes in its fair value through earnings.

The net proceeds from the offering, after deducting discounts and commissions and the estimated offering expenses payable by the Company, were approximately $2,169 million. The Company used approximately $182 million of the net proceeds to purchase the Capped Call and applied $500 million of the net proceeds to repay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, the Company will record a charge of approximately $5 million which represents the pro-rata unamortized debt issuance costs associated with the October 2006 Term Loan.

Increase in Authorized Share Capital

On May 3, 2007, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 750 million to 1.5 billion shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our cost reduction efforts; the timing of new product releases; the growth and competitive landscape of the markets in which we participate; our supply chain; our revenues; our capital expenditures; our operating expenses; our stock-based compensation expenses; our aggregate contractual obligations; availability of external financing; the adequacy of resources to fund operations and capital expenditures; the timing of manufacturing process technology transitions; the impact of our acquisition of ATI on us; and our exposure to interest rate risk. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; and (7) our ability to make additional investment in research and development and that such opportunities will be available. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that we may be unable to realize all of the anticipated benefits of our recent acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (3) that we may be unable to raise sufficient capital, on favorable terms or at all; (4) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or even a decline in demand; (5) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (6) that we may be unable to develop, launch and ramp new products and technologies in the volumes and mix required by the market at mature yields and on a timely basis; (7) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (8) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (9) that we may under-utilize our microprocessor manufacturing facilities; (10) the effect of political or economic instability, domestically or internationally, on our sales or production; (11) that our cost reduction plans may not be effective; (12) that we may be unable to improve the efficiency of our supply chain; and (13) that we may be unable to increase sales to the distribution channel.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the first quarter of 2007 compared to the first quarter of 2006 and the fourth quarter of 2006, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

Our results of operations for the first quarter of 2007 include sales of graphics, video, multimedia and chipset products and products for consumer electronics devices attributable to our Computing Solutions, Consumer Electronics and Graphics segments. However, we are not able to provide any comparative information for sales of these products for the first quarter of 2006 because prior to the ATI acquisition in October 2006, we did not sell these products. Also, our results of operations for the fourth quarter of 2006 include sales of these products only from October 25, 2006 through December 25, 2006.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 31, 2006 and December 25, 2005, and for each of the three years in the period ended December 31, 2006 as filed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook PCs, professional workstations and servers;

•	3D graphics, video and multimedia products; and

•	Products for consumer electronic devices such as mobile phones, digital televisions and game consoles.

The first quarter of 2007 was a challenging quarter marked by a strong competitive environment. In particular, we experienced an increasingly competitive product environment for both our microprocessors and GPUs. Aggressive pricing by our competitor of its mainstream microprocessor products significantly negatively impacted our operating results. We also experienced internal challenges related to our supply chain, which adversely impacted operating results. Sales through our distributors were adversely impacted in the first quarter of 2007 because of our inability to adequately meet their demand in the second half of 2006. Decreased demand from some of our OEM customers also adversely impacted our operating results. We expect the market to continue to be extremely competitive.

Net revenue in the first quarter of 2007 was $1.2 billion, a seven percent decrease from the first quarter of 2006 and a 30 percent decrease compared to the fourth quarter of 2006. Gross margins as a percentage of net sales for the first quarter of 2007 decreased to 28 percent compared to 58 percent in the first quarter of 2006 and 36 percent in the fourth quarter of 2006. Significantly lower microprocessor unit sales and average selling prices significantly impacted our revenue and gross margin. Our gross margin for the first quarter of 2007 was also adversely impacted by the consolidation of ATI’s operations, increased depreciation expenses associated with the ramp of Fab 36 and higher unit costs resulting from the shift in our product mix to higher-end microprocessors. Results for first quarter of 2007 included ATI acquisition-related charges of $113 million, share-based compensation charges of $28 million and a tax expense of $23 million primarily due to the need for a deferred tax liability related to the large tax deductions we receive for the amortization of goodwill from the acquisition of ATI, which is not amortized through earnings for financial reporting purposes. Our cash, cash equivalents and marketable securities as of March 31, 2007 were $1.2 billion, a decrease of $374 million compared to December 31, 2006.

For the remainder of 2007, we plan to undertake a number of actions in order to improve operational efficiency and reduce our expenses. We anticipate that these actions will include headcount reductions, which would result in a charge to operations, a reduction in operating expenses, particularly marketing, general and administrative expenses, and a $500 million reduction in capital expenditures. Our planned reduction in capital expenditures will reduce the rate at which we plan to convert Fab 30 to a 300-millimeter manufacturing facility.

Also, on April 27, 2007 we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The net proceeds from this offering were approximately $2,169 million, after deducting discounts and commissions and estimated offering expenses payable by us to the initial purchasers of the 6.00% Notes. We used approximately $182 million of the net proceeds to pay the cost of a capped call transaction (the Capped Call) with respect to our common stock that we entered into with an affiliate of one of the initial purchasers. The Capped Call is intended to reduce the potential common stock dilution to our then existing stockholders upon conversion of the 6.00% Notes. We also used $500 million of the remaining net proceeds to repay a portion of the term loan that we entered into to finance the acquisition of ATI (the October 2006 Term Loan). In connection with this repayment we will record a charge to operations of approximately $5 million which represents the pro-rata unamortized debt issuance costs associated with the October 2006 Term Loan. We expect to use the remaining net proceeds for general corporate purposes, including working capital and capital expenditures.

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

Management believes there have been no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Upon adoption of FIN 48 as required at January 1, 2007, we elected to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.

Results of Operations

We review and assess operating performance using segment revenues and operating income (loss) before interest, equity in net loss of Spansion Inc. and other, minority interest, and taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

From December 21, 2005 through October 24, 2006, we had two reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that we sold prior to the ATI acquisition and related revenue; and

•	the Embedded Products segment, which included embedded processors and related revenue.

As a result of the acquisition of ATI, effective October 25, 2006 through December 31, 2006, we had four reportable segments. In addition to the Computation Products segment and the Embedded Products segment we also had:

•

the Graphics and Chipsets segment, which included 3D graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers and related revenue; and

•

the Consumer Electronics segment, which included products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate our products.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, our CODM began reviewing and assessing operating performance using the following three reportable segments:

•	Computing Solutions, which includes our former Computation Products segment and Embedded Products segment, as well as chipsets sold by ATI prior to our acquisition of ATI;

•

the Graphics segment, which includes 3D graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate our products.

In addition to the reportable segments, the All Other category includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the ATI acquisition, we began including employee stock-based compensation expense, profit sharing expense and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation.

We use a 52- to 53-week fiscal year. Prior to December 31, 2006, our fiscal year ended on the last Sunday in December. Commencing in 2007, our fiscal year ends on the last Saturday in December. The quarters ended March 26, 2006, December 31, 2006 and March 31, 2007 each included 13 weeks. The quarter ended March 26, 2006 did not include any sales of products attributable to our Consumer Electronics and Graphics segments or any revenues from sales of chipsets sold by ATI prior to the acquisition. Because the acquisition of ATI was completed effective October 25, 2006, the quarter ended December 31, 2006 only included nine weeks of sales of these products.

The following is a summary of our net revenue and operating income (loss) by segment for the periods presented below:

	Quarter Ended
	March 31, 2007	December 26, 2006	March 26, 2006
	(In millions)
Net revenue:
Computing Solutions	$918	$1,486	$1,337
Graphics	197	166	—
Consumer Electronics	118	120	—
All Other	—	1	(5)

Total Net Revenue	$1,233	$1,773	$1,332

Operating income (loss):
Computing Solutions	$(321)	$65	$312
Graphics	(35)	(27)	—
Consumer Electronics	(4)	20	—
All Other	(144)	(587)	(53)

Total Operating Income (Loss)	$(504)	$(529)	$259

Computing Solutions

Computing Solutions net revenue of $918 million in the first quarter of 2007 decreased 31 percent compared to net revenue of $1,337 million in the first quarter of 2006. The first quarter of 2006 did not include revenue from the sale of ATI chipsets. Net revenue decreased primarily as a result of a 32 percent decrease in average selling prices and a 15 percent decrease in unit shipments for our microprocessors as compared to the first quarter of 2006. Average selling prices for our microprocessors decreased due to competitive market conditions and aggressive pricing by our principal competitor. Moreover, our competitor offered quad-core multi-chip module processors during the first quarter of 2007, and since we did not offer quad-core products during this period, we discounted the selling price of certain of our competing products which adversely impacted our average selling prices, margins and profitability. Unit shipments for our microprocessors decreased for a number of reasons: we experienced lower demand for our microprocessors, in part because our competitor offered quad-core microprocessors during this period while we did not; we experienced a decrease in sales through our distributor channel; and we continued to experience challenges in the ability of our supply chain to deliver products in the right mix and on a timely basis. Sales through our distributors were adversely impacted in the first quarter of 2007 because we were not able to adequately meet their demand in the second half of 2006.

Computing Solutions net revenue of $918 million in the first quarter of 2007 decreased 38 percent compared to net revenue of $1,486 million in the fourth quarter of 2006 primarily as a result of a 37 percent decrease in unit shipments and a 10 percent decrease in average selling prices for our microprocessors as compared to the fourth quarter of 2006. Unit shipments for our microprocessors decreased for the reasons set forth above. Average selling prices for our microprocessors decreased due to continued aggressive pricing by our competitor and the competitive product environment discussed above.

Computing Solutions operating loss was $321 million in the first quarter of 2007 compared to operating income of $312 million in the first quarter of 2006. The decrease in operating results was primarily due to a 31 percent decrease in net revenues, an increase of $63 million in research and development expenses and an increase of $39 million in marketing, general and administrative expenses. Net revenue decreased for the reasons set forth above. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating loss was $321 million in the first quarter of 2007 compared to operating income of $65 million in the fourth quarter of 2006. The decrease in operating results was primarily due to a 38 percent decrease in net revenues, a $15 million increase in research and development expenses and a $25 million increase in marketing, general and administrative expenses. Net revenue decreased for the reasons set forth above. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue and operating loss in the first quarter of 2007 were $197 million and $35 million, respectively. Prior to the ATI acquisition, effective October 25, 2006, we did not sell comparable products.

Graphics net revenue of $197 million in the first quarter of 2007 increased 19 percent compared to net revenue of $166 million in the fourth quarter of 2006 as a result of a 54 percent increase in unit shipments. Unit shipments increased because the first quarter of 2007 reflected a full quarter (or 13 weeks) of revenue from sales of graphics products as compared to nine weeks of revenue in the fourth quarter of 2006. Average selling prices in the first quarter of 2007 decreased by 23 percent as compared to the fourth quarter of 2006 because of a mix shift to lower-end GPUs and an increasingly competitive product environment, particularly for GPU products.

Graphics operating loss of $35 million in the first quarter of 2007 increased by $8 million compared to an operating loss of $27 million in the fourth quarter of 2006. The increase in operating loss was primarily due to $18 million increase in research and development expenses and $10 million increase in marketing, general and administrative expenses, partially offset by a 19 percent increase in net revenue in the first quarter of 2007 compared to the fourth quarter of 2006. Expenses increased because we had four additional weeks of operations in the first quarter of 2007 as compared to the fourth quarter of 2006 for the Graphics segment. Net revenues increased for the reasons set forth above.

Consumer Electronics

Consumer Electronics net revenue and operating loss in the first quarter of 2007 were $118 million and $4 million, respectively. Prior to the ATI acquisition effective October 25, 2006 we did not sell comparable products.

Consumer Electronics net revenue of $118 million in the first quarter of 2007 was relatively flat as compared to $120 million in the fourth quarter of 2006 despite reflecting a full quarter (or 13 weeks) of revenue. Unit shipments were flat while average selling prices decreased two percent in the first quarter of 2007 as compared to the fourth quarter of 2006. Lower unit shipments of our products used in handheld devices and decreased royalties from sales of game console systems that incorporated our products were partially offset by increased unit shipments of our products used in digital televisions. Unit shipments of our products used in handheld devices decreased because of reduced demand from a significant handheld OEM customer.

Consumer Electronics operating loss was $4 million in the first quarter of 2007 compared to operating income of $20 million in the fourth quarter of 2006. The decrease in operating results was primarily due to a $16 million increase in research and development expenses and a $5 million increase in marketing, general and administrative expenses. The increase in expenses reflected 13 weeks of expenses in the first quarter of 2007 as compared to nine weeks in the fourth quarter of 2006.

All Other Category

All Other operating loss of $144 million in the first quarter of 2007 increased by $91 million compared to an operating loss of $53 million in the first quarter of 2006. The increase in operating loss was primarily attributable to ATI acquisition-related charges of $113 million, offset by a decrease in employee stock-based compensation expense and profit sharing expense of $11 million. The ATI acquisition-related charges include acquired intangible assets amortization of $71 million, cost of fair value adjustments to acquired inventory of $29 million and a $13 million charge associated with the integration plan, which included termination of some employees, cancellation of some existing contractual obligations and other costs that we incurred as we integrate the operations of the two companies.

All Other operating loss of $144 million in first quarter of 2007 decreased by $443 million compared to an operating loss of $587 million in the fourth quarter of 2006. The decrease in operating loss was primarily attributable to a reduction in ATI acquisition-related charges of $438 million in the first quarter of 2007 as compared to the fourth quarter of 2006. In the fourth quarter of 2006, ATI acquisition-related charges included an in-process research and development expense of $416 million. There was no corresponding charge in the first quarter of 2007. Additionally, we incurred a $13 million charge associated with the integration plan in the first quarter of 2007 while the charge in the fourth quarter of 2006 was $26 million. However, acquired intangible assets amortization in the fourth quarter of 2006 was $24 million lower than the first quarter of 2007, which included an entire quarter of amortization.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 31, 2007	December 26, 2006	March 26, 2006
	(In millions except for percentages)
Cost of sales	$886	$1,132	$553
Gross margin	347	641	779
Gross margin percentage	28%	36%	58%
Research and development	$432	$385	$264
Marketing, general and administrative	335	296	256
In-process research and development	—	416	—
Amortization of acquired intangible assets and integration charges	84	73	—
Interest income	16	22	28
Interest expense	78	67	23
Other income (expense), net	2	2	(20)
Equity in net loss of Spansion Inc. and other	(16)	(5)	(18)
Income tax provision (benefit)	23	(9)	35

Gross Margin

Gross margin as a percentage of net revenue decreased to 28 percent in the first quarter of 2007 compared to 58 percent in the first quarter of 2006 primarily due to significantly lower average selling prices and higher manufacturing costs for our microprocessors in the first quarter of 2007. The increase in manufacturing costs was primarily due to a shift in our product mix to higher-end microprocessors and increased depreciation expenses associated with the ramp up of Fab 36. In addition, consolidated gross margin was adversely impacted by approximately eight percentage points due to the consolidation of ATI’s operations into ours in the first quarter of 2007. Gross margin was also adversely impacted by approximately two and one half percentage points due to the cost of fair value adjustments related to the inventory we acquired through the ATI acquisition.

Gross margin as a percentage of net revenue decreased to 28 percent in the first quarter of 2007 compared to 36 percent in the fourth quarter of 2006 primarily due to lower average selling prices for our microprocessors in the first quarter of 2007 as compared to the fourth quarter of 2006. Gross margin was also adversely impacted by approximately two and one half percentage points due to the cost of fair value adjustments related to the inventory we acquired in the ATI acquisition and which was sold during the first quarter of 2007. To the extent that average selling prices decrease without a corresponding decrease in manufacturing costs, our gross margins will be adversely impacted. Other factors that may affect gross margin include product mix, capacity utilization, inventory valuation or excess obsolete inventory, manufacturing yields, the timing and execution of transitions to advanced manufacturing technologies, and depreciation expense. We anticipate increased depreciation expenses in the second quarter of 2007 as compared to the first quarter of 2007.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $33 million in the first quarter of 2007, $32 million in the fourth quarter of 2006 and $26 million in the first quarter of 2006. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $432 million in the first quarter of 2007 increased 64 percent from $264 million in the first quarter of 2006 primarily as a result of including the operations of ATI in ours and an increase in research and development expenses attributable to our Computing Solutions segment. In the first quarter of 2007, research and development expenses attributable to the Graphics and Consumer Electronics segments were $107 million. We did not incur comparable expenses in the first quarter of 2006. Also, in the first quarter of 2007, research and development expenses attributable to our Computing Solutions segment increased $63 million, or 26 percent, compared to the first quarter of 2006 primarily due to an increase in product design costs for the next generation of our microprocessor products and because research and development expenses attributable to ATI’s chipset products, which we did not incur during the first quarter of 2006. This increase was offset by a $13 million decrease in profit sharing expenses.

Research and development expenses of $432 million in the first quarter of 2007 increased 12 percent from $385 million in the fourth quarter of 2006 primarily as a result of a $34 million increase in the research and development expenses attributable to our Graphics and Consumer Electronics segments which increased primarily because four additional weeks of operations were included during the first quarter of 2007 as compared to the fourth quarter of 2006. Additionally, in the first quarter of 2007, research and development expenses associated with our Computing Solutions segment increased $25 million due to higher product engineering and design costs.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $4 million in the first quarter of 2007, $8 million in the fourth quarter of 2006 and $6 million in the first quarter of 2006.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $335 million in the first quarter of 2007 increased 31 percent from $256 million in the first quarter of 2006 primarily as a result of including the operations of ATI in ours and an increase in the marketing, general and administrative expenses attributable to our Computing Solutions segment. In the first quarter of 2007, marketing, general and administrative expenses attributable to our Graphics and Consumer Electronics segments were $43 million. We did not incur comparable expenses in the first quarter of 2006. In addition, in the first quarter of 2007, marketing, general and administrative expense attributable to our Computing Solutions segment increased $39 million, or 16 percent, compared to the first quarter of 2006 primarily due to a $15 million increase in marketing, branding and cooperative advertising costs and an $11 million increase in information technology related expenses.

Marketing, general and administrative expenses of $335 million in the first quarter of 2007 increased 13 percent from $296 million in the fourth quarter of 2006 primarily as a result of $15 million increase in the marketing, general and administrative expenses attributable to our Graphics and Consumer Electronics segments which increased primarily because four additional weeks of operations were included during the first quarter of 2007 as compared to the fourth quarter of 2006. Additionally, in the first quarter of 2007, marketing, general and administrative expenses associated with our Computing Solutions segment increased $25 million due to a $4 million increase in corporate bonus expenses in the first quarter of 2007, a $5 million increase in marketing, branding and cooperative advertising costs, and a $4 million increase in information technology related expenses.

In-process research and development, and amortization of acquired intangible assets and integration charges

In-process research and development of $416 million in the fourth quarter of 2006 related to projects acquired in connection with the acquisition of ATI. We did not incur a comparable charge in the first quarter of 2007.

Amortization of acquired intangible assets and integration charges were $84 million in the first quarter of 2007. This included $71 million of acquisition-related intangible asset amortization and $13 million in charges related to terminating employees, cancelling certain existing contractual obligations and other costs to integrate the operations of AMD and ATI.

Amortization of acquired intangible assets and integration charges were $73 million in the fourth quarter of 2006. This included $47 million of acquisition-related intangible asset amortization and $26 million in charges related to terminating employees, cancelling certain existing contractual obligations and other costs to integrate the operations of AMD and ATI. Amortization expenses related to intangible assets increased during the first quarter of 2007 compared to the fourth quarter of 2006 because of 13 weeks of amortization charges in the first quarter of 2007 as compared to nine weeks in the fourth quarter of 2006.

Interest Income

Interest income of $16 million in the first quarter of 2007 decreased from $28 million in the first quarter of 2006 primarily due to a reduction in average cash and marketable securities balances during the first quarter of 2007 as compared to the first quarter of 2006.

Interest income of $16 million in the first quarter of 2007 decreased from $22 million in the fourth quarter of 2006 primarily due to a reduction in average cash and marketable securities balances during the first quarter of 2007 as compared to the fourth quarter of 2006.

Interest Expense

Interest expense of $78 million in the first quarter of 2007 increased $55 million from $23 million in the first quarter of 2006 primarily due to interest expense of $43 million incurred on the October 2006 Term Loan, and interest expense of $18 million incurred on the Fab 36 Term Loan. These loans were not outstanding in the first quarter of 2006. These factors were partially offset by: $3 million less of interest expense incurred on our 7.75% Notes because we redeemed $210 million of the aggregate principal amount outstanding during the first quarter of 2006 and $4 million of higher capitalized interest recorded in the first quarter of 2007 as compared to the first quarter of 2006.

Interest expense of $78 million in the first quarter of 2007 increased $11 million from $67 million in the fourth quarter of 2006 due to a $5 million increase in interest expense on the October 2006 Term Loan and a $6 million increase in interest expense on the Fab 36 Term Loan since these loans were outstanding for the entire quarter in the first quarter of 2007 rather than a partial quarter in the fourth quarter of 2006. In addition, interest expense on capitalized leases was $2 million higher in the first quarter of 2007 due to additional capital leases entered into during the first quarter of 2007. These increases were offset by $3 million higher capitalized interest expense recorded in the first quarter of 2007 as compared to the fourth quarter of 2006. We expect that interest expense will be significantly higher in the second quarter of 2007 due to interest incurred on our 6.00% Notes which we issued in April 2007.

Other Income (Expense), Net

Other income (expense), net, of $20 million expense in the first quarter of 2006, as compared to income of $2 million in the first quarter of 2007, consisted primarily of a redemption premium charge of $16 million and a charge of $4 million incurred in connection with our redemption of $210 million of the principal outstanding amount of our 7.75% Notes.

Other income of $2 million in the first quarter of 2007 was relatively flat as compared to other income in the fourth quarter of 2006.

Equity in Net Loss of Spansion Inc. and other

During the first quarter of 2007, we sold 984,799 shares of Spansion Inc. Class A common stock. We received $13 million in net proceeds from the sale and realized a gain of $0.6 million which was included in the caption, “Equity in net loss of Spansion, Inc. and other,” on our condensed consolidated statements of operations. As of March 31, 2007, we owned a total of 26,544,604 shares, or 19.8 percent, of Spansion’s outstanding common stock. We continue to use the equity method of accounting to reflect our share of Spansion’s results of operations because we continue to have the ability to exercise significant influence over Spansion. During the first quarter of 2007, our equity in the net loss of Spansion Inc. was $16 million.

As of March 31, 2007, the carrying value of our net equity investment in Spansion, which includes the proportionate share of Spansion’s accumulated other comprehensive income (loss), amounted to approximately $334 million. The fair value of this investment was approximately $324 million based on closing market price of Spansion’s common stock on March 30, 2007, the last trading day of the fiscal quarter. As of May 7, 2007, the fair value of this investment was approximately $267 million based on the closing market price of Spansion’s common stock on May 7, 2007. We believe that the decline in the fair value of Spansion’s investment in the first quarter of 2007 is not other-than-temporary.

To the extent that our ownership in Spansion decreases in the future whether it is caused by disposal of our ownership interest or by Spansion’s issuance of additional common stock, we would record either a gain or a loss on such further dilution depending on the carrying value of our investment in Spansion common stock and fair value at that time, which could have a material effect on our results of operations in the period in which this ownership dilution occurs.

Income Taxes

We recorded an income tax provision of $23 million, or -4% on pre-tax losses in the first quarter of 2007, an income tax benefit of $10 million, or 2% of pre-tax losses in the fourth quarter of 2006 and an income tax provision of $35 million, or 15% of pre-tax income for the first quarter of 2006.

The income tax provision recorded in the first quarter of 2007 was primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax benefit in the fourth quarter of 2006 was primarily for deferred tax benefits in foreign jurisdictions net of deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provision in the first quarter of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions.

As of March 31, 2007 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at March 31, 2007 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under our Employee Stock Purchase Plan under SFAS 123R for the specified fiscal quarters, which was allocated in the condensed consolidated statements of operations as follows (in millions):

	Quarter Ended March 31, 2007	Quarter Ended March 26, 2006
Cost of sales	$2	$2
Research and development	14	4
Marketing, general, and administrative	12	9

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	28	15
Tax benefit	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$28	$15

International Sales

International sales as a percent of worldwide net sales were 87 percent in the first quarter of 2007, 80 percent in the fourth quarter of 2006 and 70 percent in the first quarter of 2006. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. International sales during the first quarter of 2007 increased from the first quarter of 2006 and the fourth quarter of 2006 because ATI’s operations were consolidated with ours. Historically, ATI has had a greater proportion of their sales outside of the United States. In addition in the first quarter of 2007, the proportion of microprocessor sales in the U.S. as a percent of total sales decreased in the first quarter of 2007 as compared to prior periods.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at March 31, 2007 totaled $1.2 billion and our debt and capital lease obligations totaled $3.8 billion. On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Notes. The net proceeds from this offering were approximately $2,169 million, after deducting discounts and commissions and estimated offering expenses payable by us to the initial purchasers of the 6.00% Notes. In connection with the issuance of the 6.00% Notes, we purchased the Capped Call for which we paid approximately $182 million. We applied $500 million of the net proceeds from the issuance and sale of the 6.00% Notes to repay amounts outstanding under the October 2006 Term Loan. See “Part I, Item 2 – MD&A – Liquidity – Other Financial Matters,” for additional information.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $41 million in the first quarter of 2007. Net loss of $611 million was adjusted for non-cash charges consisting primarily of $314 million of depreciation and amortization expense, stock-based compensation expense of $28 million and $16 million related to our share of Spansion’s net loss. These charges were offset by amortization of foreign grants and subsidies of $41 million. The net changes in operating assets at March 31, 2007 compared to December 31, 2006 included a decrease in accounts receivable of $479 million due to lower revenues during the first quarter of 2007 and an increase in inventories of $124 million due to lower unit shipments, an increase in prepaid and other assets of $118 million, and an increase in accounts payable and other accrued liabilities of $74 million. The increase in prepaid and other assets was primarily due to purchases of new technology licenses and the increase in accounts payable and accrued liabilities was primarily related to liabilities for future payments for technology licenses.

Net cash provided by operating activities was $572 million in the first quarter of 2006. Net income of $185 million was adjusted for non-cash charges consisting primarily of $174 million of depreciation and amortization expense and approximately $15 million of stock-based compensation expense. The net changes in operating assets at March 26, 2006 compared to December 25, 2005 included a decrease in receivables from Spansion as a result of a $98 million payment to settle amounts owed by Spansion to us, a decrease in inventories of 13 percent from the fourth quarter of 2005 due primarily to a reduction in microprocessor inventory caused by increased sales and an increase in accounts payable and accrued liabilities primarily due to an increase in deferred income on unit shipments to distributors.

Net Cash Used in Investing Activities

Net cash used in investing activities was $592 million in the first quarter of 2007, primarily as a result of $586 million used to purchase property, plant and equipment, and a net cash outflow of $16 million from purchases and maturities of available-for-sale securities. This was partially offset by $13 million from the sale of part of our investment in Spansion Inc.

Net cash used in investing activities was $925 million in the first quarter of 2006, primarily as a result of $310 million used to purchase property, plant and equipment, including $197 million used to further facilitize Fab 36, and a net cash outflow of $634 million from purchases and maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $162 million in the first quarter of 2007, and consisted of proceeds from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $153 million and proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options of $30 million. These amounts were partially offset by $21 million in payments on debt and capital lease obligations. During the first quarter of 2007, we realized no excess tax benefits related to stock-based compensation and therefore did not record any financing cash flows due to our net operating loss carryforward and 100 percent valuation allowance on our U.S. deferred tax assets.

Net cash provided by financing activities was $549 million in the first quarter of 2006. This amount included proceeds of $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $160 million in proceeds from purchases of stock under our Employee Stock Purchase Plan and upon employee stock option exercises and $105 million of capital investment grants and allowances received from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project. These amounts were partially offset by $211 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding, or $210 million, of our 7.75% Notes. During the first quarter of 2006, we realized no excess tax benefits related to stock-based compensation, and therefore, did not record any financing cash flows due to our net operating loss carryforward and 100 percent valuation allowance on our U.S. deferred tax assets.

Liquidity

We believe that cash flows from operations and current cash, cash equivalents and marketable securities balances at March 31, 2007 together with the proceeds from our recent issuance of the 6.00% Notes and available external financing will be sufficient to fund our operations and capital investments in the short term and long term, including the approximately $2.0 billion we plan for fiscal 2007 capital expenditures for various projects including expanding production capacity at our Fab 36 manufacturing facility and commencing the conversion of our Fab 30 manufacturing facility to a 300-millimeter facility. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

Under the terms of the October 2006 Term Loan, we must prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from debt, other than excluded debt as that term is defined in the October 2006 Term Loan, incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us subject to specified exceptions; (iii) 100 percent of extraordinary receipts, as defined in the October 2006 Term Loan in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, unless we reinvest the proceeds; (v) commencing with the fiscal year ending December 30, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc. Prepayment of the October 2006 Term Loan from 50 percent of “excess cash flow” as used in the preceding clause (v) is intended to reach our cash income that is not actually applied to specified limited uses that merit priority over prepayment of the amount outstanding under the October 2006 Term Loan. Excess cash flow is defined as consolidated net income adjusted for non-cash items and changes in working capital, but subtracting actual capital expenditures and mandatory and optional repayment of any funded debt, other than revolving loans, except to the extent the revolving loan commitment is permanently reduced. See “Part I, Item 2 – MD&A- October 2006 Term Loan,” below for more information regarding the terms of this loan.

Despite these mandatory prepayment obligations, we believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the first quarter of 2007, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at March 31, 2007, and is supplemented by the discussion following the table.

Contractual obligations at March 31, 2007 were:

Payment due by period
	Total	Remaining Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and beyond
	(In millions)
October 2006 Term Loan	2,198	$17	$22	$22	$22	$22	$2,093
Fab 36 Term Loan	893	54	179	268	303	89	—
Repurchase obligations to Fab 36 Partners(1)	128	43	43	42	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	—	390
Other debt	11	1	1	2	1	1	5
Other long-term liabilities	121	7	91	7	7	9	—
Aggregate interest obligation(2)	1,452	241	271	245	214	194	287
Obligations under capital leases(3)	421	37	35	35	35	35	244
Operating leases	374	55	67	55	50	27	120
Unconditional purchase commitments(4)	2,601	784	683	403	96	93	542

Total contractual obligations	8,589	$1,239	$1,392	$1,079	$728	$470	$3,681

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations for our debt obligations, excluding capital lease obligations, including the guaranteed rate of return on our repurchase of the unaffiliated partners’ silent partnership contributions, based on our assumptions regarding wafer output.

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

Amounts borrowed under the October 2006 Term Loan bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the higher of (i) the prime rate published by the Wall Street Journal and (ii) 0.5 percent per annum above the Federal Funds Effective Rate (as defined in the October 2006 Term Loan) plus a 1.25 percent margin, or in the case of Eurodollar loans, at a rate equal to the Eurodollar Rate (as defined in the October 2006 Term Loan) plus a 2.25 percent margin. Such margins will reduce by 0.25 percent when the outstanding aggregate principal amount of the October 2006 Term Loan is less than $1.75 billion. Pursuant to the October 2006 Term Loan, we may select an interest period of one, two, three, six, or if available to all the lenders, nine or twelve months for each loan. The rate of interest is reset at the beginning of each new interest period. The October 2006 Term Loan is repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $521 million. As of March 31, 2007, the interest rate, which was based on the Eurodollar Rate, was 7.57 percent.

We may prepay the October 2006 Term Loan at any time without premium or penalty. In addition, we are required to prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from debt, other than excluded debt as defined in the October 2006 Term Loan incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us, subject to specified exceptions; (iii) 100 percent of extraordinary receipts, as defined in the October 2006 Term Loan in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, unless we reinvest the proceeds; (v) commencing with the fiscal year ending December 29, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc.

The October 2006 Term Loan contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries (which at this time are all of our subsidiaries) from:

•	incurring additional indebtedness, except specified permitted debt;

•	creating or permitting certain liens;

•	consolidating, merging or selling assets as an entirety or substantially as an entirety unless specified conditions are met;

•	paying dividends and making other restricted payments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	making or committing to make any capital expenditures in the ordinary course of business exceeding a specified amount;

•	issuing or selling any shares of capital stock of our restricted subsidiaries;

•	entering into certain types of transactions with affiliates;

•	creating restrictions on the making of certain distributions by our restricted subsidiaries, such as dividends, loans or transfer of properties to us;

•	permitting domestic wholly-owned restricted subsidiaries to guarantee our indebtedness unless they also guarantee the October 2006 Term Loan; and

•	permitting our Consolidated Net Senior Secured Leverage Ratio, as defined in the October 2006 Term Loan to exceed 2.25 to 1.00.

Amounts outstanding under the October 2006 Term Loan may become due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the October 2006 Term Loan that have become due; breach of any representation or warranty, or specific covenants; any default in making any payment of principal or interest of any debt the outstanding amount of which exceeds $50 million or any default in the observance or performance of any other obligations under such debt; any default in the related security documents executed in connection with the October 2006 Term Loan, or the security documents or any lien created by the security documents ceasing to be in full force or effect; filings or proceedings in bankruptcy; judgment or awards entered against us or any significant subsidiary involving aggregate liability of $50 million or more; or a change of control, as defined in the October 2006 Term Loan.

In connection with the October 2006 Term Loan we and certain subsidiaries (collectively referred to as the Grantors) entered into a collateral agreement in favor of Wells Fargo, as Collateral Agent. Under the Collateral Agreement, each Grantor granted Wells Fargo a security interest in, among other things, and subject to certain exceptions, now owned and hereafter acquired: (i) accounts receivable; (ii) proceeds and products from the sale of capital stock of Spansion Inc.; (iii) the Spansion Collateral Account, as defined in the October 2006 Term Loan, if and when it is created; (iv) certain of the Grantors’ respective equity interests in certain affiliates; and (v) all indebtedness for borrowed money owed to any Grantor by an affiliate.

In connection with the October 2006 Term Loan and the Collateral Agreement, the Grantors and Wells Fargo, as Collateral Agent, entered into a collateral trust agreement (Collateral Trust Agreement) whereby Wells Fargo holds in trust the pledged collateral under the Collateral Agreement. The Collateral Trust Agreement is the principal document by which the holders of our 7.75% Notes are secured equally and ratably with the lenders under the October 2006 Term Loan. Pursuant to the terms of the Indenture governing the 7.75% Notes, we currently have the ability to release the collateral from the security held by the note holders.

During the first quarter of 2007, we repaid $13 million of the October 2006 Term Loan out of the net cash proceeds from the sale of Spansion common stock. In addition, in the first quarter of 2007, we repaid the quarterly installment of $6 million. As of March 31, 2007, $2.2 billion was outstanding under this loan. On April 27, 2007, we repaid $500 million of the October 2006 Term Loan out of the net cash proceeds from the sale of our 6.00% Notes. As a result, as of April 27, 2007, $1.7 billion was outstanding and the interest rate, which was based on the Eurodollar Rate plus a 2.00 percent margin, was 7.32 percent.

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

To date, we have provided a significant portion of financing for Fab 36. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also anticipate receiving grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from us of $783 million under the partnership agreements which were fully completed as of March 31, 2007, revolving loans from us of up to approximately $1,003 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $429 million from Leipziger Messe and Fab 36 Beteiligungs, which were fully completed as of March 31, 2007;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of March 31, 2007;

•

up to approximately $726 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $517 million of cash has been received as of March 31, 2007; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of March 31, 2007, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no principal amount of inter-company revolving loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors and had achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.3 billion.

On October 13, 2006, we executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG had the option to borrow in U.S. dollars as long as our group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) was at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below $1 billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). As of March 31, 2007, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $893 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of March 31, 2007, the rate of interest for the initial interest period was 7.11 percent for the First Installment and 7.097 percent for the Second Installment.

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

As of March 31, 2007, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts.

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

As of March 31, 2007, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

If our group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than $1,750 million.

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $783 million, Leipziger Messe agreed to provide an aggregate of $268 million and Fab 36 Beteiligungs agreed to provide an aggregate of $161 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of March 31, 2007, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $67 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $107 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $80 million in annual 20 percent installments commencing in October 2005. As of December 31, 2006, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $16 million of Fab 36 Beteiligungs’ silent partnership contributions and $27 million of Leipziger Messe’s silent partnership contribution.

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

As of March 31, 2007, AMD Fab 36 KG had received $187 million of silent partnership contributions and $241 million of limited partnership contributions, which included a New Silent Partnership Amount of $67 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $726 million, depending on the level of capital investments by AMD Fab 36 KG.

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

As of March 31, 2007, AMD Fab 36 KG received cash allowances of $310 million for capital investments made in 2003 through 2006 as well as cash grants of $207 million for capital investments made in 2003 through 2006 and a prepayment for capital investments planned in 2007 and the first half of 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indentures governing our 7.75% Notes and 6.00% Notes and the October 2006 Term Loan. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the indenture governing the 7.75% Notes. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of the 7.75% Notes. The holders of the 7.75% Notes received 107.75 percent of the principal amount of the 7.75% Notes plus accrued interest.

In October 2006, the holders of the 7.75% Notes received a security interest that is equal and ratable to that held by the lenders under the October 2006 Term Loan, See the section entitled “October 2006 Term Loan,” above for more information. Pursuant to the terms of the Indenture governing the 7.75% Notes, we currently have the ability to release the collateral from the security held by the note holders.

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

Other Long-Term Liabilities

Other Long-Term Liabilities included $84 million related to certain technology licenses that will be paid through 2008 and $25 million related to accrued sabbatical expenses. Other Long-Term Liabilities excluded amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of March 31, 2007, primarily consisted of $351 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $18 million deferred gain as a result of the sale and leaseback of our corporate marketing, general and administrative facility in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excluded $57 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at March 31, 2007. Included in the non-current uncertain tax benefits is approximately $41 million that could result in a cash payment upon settlement. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

In addition, included in the caption, “Income Taxes Payable” on our consolidated balance sheet at March 31, 2007 is an amount of $17 million of the current portion of unrecognized tax benefits recorded under FIN 48 that we anticipate will be settled in cash.

Capital Lease Obligations

As of March 31, 2007, we had aggregate outstanding capital lease obligations of $221 million. Included in this amount is $202 million in obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing requirements. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF 01-8, Determining Whether an Arrangement Contains a Lease and SFAS 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of March 31, 2007, were $374 million, of which $63 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of March 31, 2007, were $2.6 billion for periods through 2020. These purchase commitments include $1 billion related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and energy and gas and up to $149 million representing payments to IBM for 2007 and 2008 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In August 2005, we amended this agreement, and among other things, extended its termination date through December 2011. However, capital purchases by IBM necessary for the continued development of process development projects past December 31, 2008 are conditioned upon the approval of IBM’s board of directors. If such approval is not received by September 30, 2007, either party has the right to terminate the agreement effective December 31, 2008 without liability. Accordingly, the table above only reflects our obligations through December 31, 2008. If such approval is received from IBM, the additional obligations from January 2009 through December 2011 would be between $304 million and $334 million. In addition, unconditional purchase commitments also include $168 million for technology license agreements that require periodic payments through 2009 as well as non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on Company’s Unaudited Condensed Consolidated Balance Sheet

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$128	$43	$43	$42
Payment guarantees on behalf of consolidated subsidiaries(2)	189	189	—	—

Total guarantees	$317	$232	$43	$42

(1)

This amount represents the amount of silent partnership contributions that the Company’s German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $62 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At March 31, 2007, approximately $189 million was outstanding under this guarantee and recorded as a payable on the Company’s consolidated balance sheet.

Guarantees of Indebtedness not Recorded on Our Consolidated Balance Sheet

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011
	(In millions)
AMTC revolving loan guarantee	$43	$43	$—	$—	$—	$—
AMTC rental guarantee(2)	97	—	—	—	—	97
Spansion operating and capital lease guarantees(3)	4	3	1	—	—	—

Total guarantees	$144	$46	$1	$—	$—	$97

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $161 million revolving credit facility and a $100 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of March 31, 2007, we guaranteed up to $43 million plus interest and expenses under the revolving loan, and up to $20 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $97 million. As of March 31, 2007, $92 million was drawn under the revolving credit facility, and $52 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Capital and Operating Lease Guarantee

We guaranteed capital and operating leases entered into by Spansion and its subsidiaries totaling $4 million as of March 31, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because we concluded the fair value of the guarantees is not significant after considering various factors including Spansion’s credit rating, the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

Other Financial Matters

Issuance of 6.00% Convertible Senior Notes due 2015 and Purchase of Capped Call

On April 27, 2007, we issued $2.2 billion aggregate principal amount of the 6.00% Notes in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an indenture dated as of April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes, or Conversion Shares, in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007, the trading date preceding the date of pricing of the 6.00% Notes, of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, under certain circumstances, the conversion rate will be increased in the case of corporate events that constitute a fundamental change, as defined in the indenture. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change, as defined in the indenture or a termination of trading, as defined in the indenture.

The 6.00% Notes rank equally with our existing and future senior debt and senior to all of our future subordinated debt. The 6.00% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

The following events are considered “Events of Default,” which may result in the acceleration of the maturity of the 6.00% Notes:

•	our failure to pay when due the principal on any of the 6.00% Notes at maturity, upon exercise of a repurchase right or otherwise;

•	our failure to pay interest, including additional interest, if any, on any of the 6.00% Notes for 30 days after the date when due;

•	our failure to convert the 6.00% Notes for cash and/or Conversion Shares, if any, when due upon conversion of a 6.00% Note in accordance with the terms of the indenture;

•	our failure to give timely notice of a fundamental change or termination of trading;

•	our failure to comply with certain restrictions on our ability to merge, consolidate or sell substantially all of our assets;

•	our failure to perform or observe any other covenants under the Indenture governing the 6.00% Notes for a period of 60 days after receiving notice of such failure;

•

A default under any indebtedness that results in acceleration of such indebtedness, or the failure to pay any such indebtedness at maturity, in an aggregate principal amount in excess of $50 million, and such acceleration has not been rescinded or annulled within 60 days;

•

Any judgment or judgments for the payment of money in an aggregate amount in excess of $50 million shall be rendered against us and shall not be waived, satisfied or discharged for any period of 60 consecutive days during which a stay of enforcement shall not be in effect; or

•	Certain events of bankruptcy, insolvency or reorganization with respect to AMD or any of our significant subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, we also entered into a Registration Rights Agreement dated April 27, 2007, between us and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes.

Pursuant to the Registration Rights Agreement, we agreed that we will:

•

file a shelf registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but no later than July 26, 2007, for the resale by holders of the 6.00% Notes and the shares of the Conversion Shares;

•	use our reasonable best efforts to cause that Registration Statement to be declared effective by the SEC as promptly as practicable, but in no event later than October 24, 2007; and

•	use our reasonable best efforts to keep the Registration Statement effective until such time as all of the 6.00% Notes and the Conversion Shares cease to be outstanding or have either been:

¡	sold pursuant to the Registration Statement; or

¡

sold pursuant to Rule 144 under the Securities Act of 1933, as amended, under circumstances in which any legend borne by the 6.00% Notes or the Conversion Shares relating to restrictions on transferability thereof is removed or the 6.00% Notes or the Conversion Shares are eligible to be sold pursuant to Rule 144(k) under the Securities Act.

If we do not meet these deadlines then, subject to certain exceptions, additional interest will accrue on the 6.00% Notes to be paid semi-annually in arrears at a rate per year equal to 0.25% of the principal amount of 6.00% Notes to and including the 90th day following such registration default, or 0.50% of the principal amount thereafter, for the period during which the registration default is not cured. In no event will such additional interest accrue at a rate per year exceeding 0.50%.

In connection with the issuance of the 6.00% Notes, on April 24, 2007, we purchased the Capped Call. The Capped Call has an initial strike price of $28.08 per share, subject to certain adjustment, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The Capped Call is intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allows us to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes. We do not anticipate experiencing an increase in the number of shares outstanding from the conversion of the 6.00% Notes unless the price of our common stock appreciates above $42.12 per share. If, however, the market value per share of our common stock, as measured under the terms of the Capped Call, exceeds the cap price of the Capped Call, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price. We have analyzed the Capped Call under EIFT Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that it meets the criteria for classification as an equity transaction. As a result, we will record the purchase of the Capped Call as a reduction in additional paid-in capital and we will not recognize subsequent changes in its fair value through earnings.

The net proceeds from the offering, after deducting discounts and commissions and the estimated offering expenses payable by us, were approximately $2,169 million. We used approximately $182 million of the net proceeds to purchase the Capped Call and applied $500 million of the net proceeds to repay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment we will record a charge to operations of approximately $5 million which represents the pro-rata unamortized debt issuance costs associated with the October 2006 Term Loan.

We may elect to purchase or otherwise retire the principal outstanding under our 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

Outlook

Our outlook disclosure is based on current expectations and contains forward-looking statements. Reference should be made to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of Part I, Item 2—MD&A. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Risk Factors” section in this report and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission reports and filings.

In a seasonally down second quarter, we expect revenue to be flat to slightly up. Also, during the second quarter of 2007, we expect operating expenses, which include research and development expenses and marketing, general and administrative expenses, to be approximately $860 million, which includes ATI acquisition related charges and employee stock-based compensation expense. We expect that ATI acquisition related charges will be approximately $80 million in the second quarter, all of which will be included in the operating expense amount referenced above. We expect employee stock-based compensation expense in the second quarter to be approximately $30 million, approximately $27 million of which will be included in the operating expense amount referenced above and $3 million will be recorded to cost of sales. We also expect 2007 capital expenditures to be approximately $2.0 billion.

Recently Issued Accounting Pronouncements

In June 2006, the EITF reached a final consensus on EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus will be effective for fiscal years beginning after December 15, 2006. Upon adoption, companies can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $23 million to our beginning retained earnings balance.

In June 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 as required. The cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

As of the date of adoption, our total gross unrecognized tax benefits were $178 million, of which $49 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. We had accrued interest and penalties of $59 million as of the date of adoption of FIN 48.

As of the date of adoption of FIN 48, tax years 1994 – 2006 remain subject to examination in the U.S., tax years 1999 – 2006 remain subject to examination in Canada and tax years 1999 – 2006 remain subject to examination in various foreign jurisdictions.

We do not currently anticipate that our unrecognized tax benefits will significantly change within the next 12 months.

As a result of the implementation of FIN 48 we recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance, and $56 million of current and non-current tax contingencies as of March 31, 2007.

The total gross unrecognized tax benefits increased by $4 million in the first quarter of 2007. Interest and penalties incurred in the first quarter of 2007 were immaterial.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115.” This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively “eligible items”) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value options for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We are currently evaluating the impact, if any, of this statement upon its adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have not been significant changes in the market risk since December 31, 2006, except as mentioned below relative to the interest rate risk:

In April 2007, we issued $2.2 billion aggregate principal amount under the 6.00% Notes. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. We used $500 million of the net proceeds to repay a portion of the amounts outstanding under our October 2006 Term Loan. As a result of this partial repayment, the margin on the interest rate for the October 2006 Term Loan was reduced from 2.25 percent to 2.00 percent. The remaining net proceeds of approximately $1.5 billion were invested in investments with short maturities or with frequent interest reset terms.

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

As of March 31 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GPU Class Actions

Currently approximately 51 related antitrust actions have been filed against AMD, ATI and Nvidia Corporation, in the Northern District of California, the Central District of California, the District of Massachusetts, the Western District of Wisconsin, the District of South Carolina, the District of Kansas, the District of Vermont, the District of the District of Columbia, the Eastern District of New York, the Eastern District of Arkansas, the Eastern District of Tennessee, and the District of South Dakota. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and Nvidia had received subpoenas from the U.S. Department of Justice Antitrust Division in connection with the DOJ’s investigation into potential antitrust violations related to graphics processing units and cards. All of the actions appear to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust or unfair competition law. Further, each of the complaints is styled as a putative class action and alleges a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. The majority of the complaints propose a class period from November or December 2002 to the present.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our new semiconductor graphics business that we have added through the acquisition of ATI. It is possible that Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets, which could shrink the total available market for certain of our discrete GPUs, that Intel could re-enter the discrete GPU market, or that Intel will take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost significantly less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs. The success of our graphics business is dependent, in part, upon the success of our integrated chipset products. If our graphics products do not successfully address the discrete GPU and integrated chipset markets, our graphics business could be adversely affected.

As long as Intel remains in this dominant position, we may be materially adversely affected by Intel’s:

•	business practices, including rebating and allocation strategies and pricing actions, designed to limit our market share;

•	product mix and product introduction schedules;

•	product bundling, marketing and merchandising strategies;

•	exclusivity payments to its current and potential customers;

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

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel launched its quad-core multi-chip module processors during the fourth quarter of 2006. We don’t expect to have commercial shipments of our first quad-core products until the third quarter of 2007. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

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

The success of our recent acquisition of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of ATI with the businesses of AMD, and failure to realize these anticipated benefits could cause our business to be materially adversely affected. Our success in realizing these benefits and the timing of this realization depends upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	bridging possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures and information technology systems;

•	coordinating sales and marketing functions;

•	preserving our and ATI’s customer, supplier, ecosystem partner and other important relationships;

•	aligning and executing on new products roadmaps;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that our integration of ATI will result in the realization of the full benefits that we anticipate will result from the acquisition. For example, it is possible that as a result of the acquisition, previous ATI customers of discrete GPUs may decide to purchase our competitors’ graphics products for use with their computer systems that incorporate Intel platforms, or that ecosystem partners will cease doing business with us because they view the former ATI operations as competitive with portions of their business. Any inability to integrate successfully, or a delay in integrating, ATI could have a material adverse effect on us.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We also make substantial investments in research and development related to product design and anticipate that we will continue to do so in the future. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In connection with the recent acquisition of ATI, we plan to continue to invest in research and development related to our graphics and chipset products and products for consumer electronics devices, including new integrated platforms and our design initiative called “Fusion.” Moreover, in connection with the acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling price of our products.

Delays in developing or qualifying new products can also cause us to miss our customers’ product design windows. If our customers do not include our products in the initial design of their computer systems, they will typically not use our products in their systems until at least the next design configuration. The process of being qualified for inclusion in a customer’s system can be lengthy and could cause us to further miss a cycle in the demand of end-users, which also could result in a loss of market share and harm our business.

Market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain overall corporate average selling prices. If we are unable to introduce new products or launch new products with sufficient increases in average selling prices or increased unit sales volumes capable of offsetting these reductions in average selling prices of existing products, our revenues, inventories, gross margins and operating results could be adversely affected.

Our ability to design and introduce new products in a timely manner is dependent upon third party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools. Historically, ATI has experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from products in the future may exceed the capabilities of the software development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

For the first quarter of fiscal 2007, we incurred a net loss of approximately $611 million. As a result, we plan to undertake a number of actions to significantly reduce our expenses and realign our cost structure. We anticipate that these actions will include, among other things, a $500 million reduction in capital expenditures for 2007, headcount reductions and a reduction in operating expenses for 2007. We cannot assure you that we will be able to achieve these cost reductions in a timely manner or at all, and if we are unable to do so, we could be materially adversely affected. In addition, if these reductions are not effectively implemented, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

If we cannot generate sufficient operating cash flow or obtain external financing, we may be unable to make all of our planned capital expenditures.

For 2007, we plan to make approximately $2.0 billion of capital expenditures, including related to expanding production capacity at Fab 36 and commencing the conversion of Fab 30 to a 300-millimeter facility. However, our ability to fund these capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing, if necessary.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, in order to finance our acquisition of ATI, we entered into a Credit Agreement with Morgan Stanley Senior Funding Inc. dated October 24, 2006 (October 2006 Term Loan). While amounts remain outstanding under this agreement, we are required to prepay these amounts with (i) 100 percent of the net cash proceeds from certain debt incurred by us or a restricted subsidiary other than excluded debt as defined in the October 2006 Term Loan, (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business and in excess of $30 million, subject to our ability to reinvest these proceeds; (v) commencing with the fiscal year ending December 30, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sales of capital stock of Spansion Inc. See “Part I, Item 2, MD&A—Liquidity,” for additional information on the definition of “excess cash flow.” These mandatory prepayment requirements limit our ability to use our cash flow, borrow additional funds or conduct equity offerings for future working capital, capital expenditures, acquisitions or other general corporate purposes. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position.

As of March 31, 2007 we had consolidated debt of approximately $3.8 billion. In April 2007 we issued $2.2 billion aggregate principal amount of our 6.00% Notes and used $500 million of the net proceeds to repay a portion of the October 2006 Term Loan. In addition, a significant portion of our consolidated debt bears a variable interest rate, which increases our exposure to interest rate fluctuations. Our substantial indebtedness may:

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

In addition, amounts outstanding under our October 2006 Term Loan are secured by, among other things, certain accounts receivable, a pledge of the capital stock of specific material subsidiaries, specific intercompany debt, and proceeds from any sale of our equity interest in Spansion Inc. Moreover, as a result of the security interest granted to Morgan Stanley, holders of our outstanding 7.75% Senior Notes due 2012 (7.75% Notes) received an equal and ratable security interest. These assets are not available to be used as security in other borrowing arrangements, which may also have a material adverse effect on our ability to borrow additional funds on terms acceptable to us, if at all.

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

Moreover, our agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million could cause a cross default under the October 2006 Term Loan, or the indentures governing our 7.75% Notes or 6.00% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the lenders under the October 2006 Term Loan or the note holders or the trustee under the indentures governing our 7.75% Notes or 6.00% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for almost half of our total revenue in 2006. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, for the first quarter of 2007, one handset manufacturer accounted for approximately half of the revenue of our Consumer Electronics segment. Moreover, during this same period, three customers accounted for approximately one third of the revenue of our Graphics segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected. For example, during the first quarter of 2007, the handset manufacturer referenced above purchased significantly less of our products than in the immediately preceding quarter, which contributed to lower unit shipments of our products for consumer electronics devices and negatively impacted net revenue for our Consumer Electronics segment.

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

The demand for our products depends in part on continued growth in the industries and geographies into which they are sold. Fluctuations in demand for our products or a market decline in any of these industries or geographies would have a material adverse effect on our results of operations.

Our microprocessor business is dependent upon the market for mobile and desktop PCs and servers. Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. Depending on the growth rate of computers sold, sales of our products may not grow and may even decrease. If demand for computers is below our expectations, the demand for our products may decrease and we could be materially adversely affected.

The business we acquired from ATI is also dependent upon the market for mobile and desktop PCs, the consumer electronics market and, in particular, the markets for digital TVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. A market decline in any of these industries could cause the demand for our products to decrease and could have a material adverse effect on our results of operations.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will intensify in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products in particular, Intel and Nvidia Corporation are our principal competitors. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

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

•	our ability to produce these processors in a timely manner using advanced process technologies, in the volume, mix and with the performance and feature set required by customers; and

•	the availability, performance and feature set of components designed for these processors, in the volume and with the performance and feature set required by our customers.

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

There may be situations in which our microprocessor manufacturing facilities are inadequate to meet the demand for certain of our microprocessor products. Our inability to obtain sufficient manufacturing capacity to meet forecasted demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse effect on our relationships with customers, which could have a material adverse effect on us.

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

We rely on independent foundries such as Taiwan Semiconductor Manufacturing Company and United Microelectronics Corp. to manufacture our graphics and chipset products. Chartered Semiconductor manufactures some of our microprocessor products and products for consumer electronics devices. As part of our cost reduction efforts, we may increase our reliance on third party foundries and/or contractors in the future. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products and products for consumer electronics devices on a purchase order basis and these foundries are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics and consumer electronics businesses depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or contractors. Other risks associated with our dependence on third-party manufacturers include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics and consumer electronics businesses may be adversely affected and this could have an adverse effect on us.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. Also, the breadth of our product portfolio increased significantly as a result of our acquisition of ATI, which put stress on our supply chain. In the second half of 2006 and the first quarter of 2007, we experienced challenges related to the logistics of, selling our products across a diverse set of customers and geographies and delivering these products on a timely basis. If we fail to adequately improve the efficiency of our supply chain and adjust our operations in response to future increases or changes in OEM demand for our products, our business could be materially adversely affected.

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

Manufacturing our microprocessor products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes and transition to more advanced manufacturing process technologies in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. Any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, revenue and gross profit.

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

Similarly, the operating results of our graphics and consumer electronics businesses are dependent upon achieving planned semiconductor manufacturing yields. Our graphics and chipset products and products for consumer electronics devices are manufactured at independent foundries, but we have the responsibility for product design and the design and performance of the tooling required for manufacturing. Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. In addition, yield problems require cooperation by and communication between us and the manufacturer and sometimes the customer as well. The offshore location of our principal manufacturers compounds these risks, due to the increased effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot assure you that we or our foundries will identify and fix problems in a timely manner, and achieve acceptable manufacturing yields in the future. Our inability, in cooperation with our independent foundries, to achieve planned production yields for these products could have a material adverse effect on us. In particular, failure to reach planned production yields over time could result in us not having sufficient product supply to meet demand and/or higher production costs and lower gross margins. This could materially adversely affect us.

Conversion of the 6.00% Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the 6.00% Notes may dilute the ownership interests of existing stockholders. Although the capped call transaction that we entered into in connection with the issuance of the 6.00% Notes is expected to reduce potential dilution upon conversion of the 6.00% Notes, the conversion of the 6.00% Notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds $42.12, which is the cap price of the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the notes into cash and shares of our common stock could depress the price of our common stock.

The accounting method for convertible debt securities with net share settlement, like the 6.00% Notes, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the 6.00% Notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the 6.00% Notes exceeds their principal amount, in which event we are treated for earnings per share purposes as having issued the number of shares of our common stock necessary to settle the conversion. The EITF is reviewing, among other things, the accounting method for net share settled securities. A subcommittee of the EITF is considering a proposed method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. Net income attributable to our common stockholders would be lower by recognizing accretion of the discounted carrying value of the convertible debt security to its face amount as interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method. We cannot predict the outcome of the EITF deliberations and whether the EITF will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively. We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results, which could adversely affect our stock price.

The capped call transaction may affect the value of our common stock.

We entered into a capped call transaction with an affiliate of Lehman Brothers in connection with the issuance of the 6.00% Notes. The capped call transaction is expected to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the 6.00% Notes and is subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. In connection with hedging the capped call transaction, the counterparty or its affiliates: may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to the conversion of 6.00% Notes). These activities could have the effect of decreasing the price of our common stock during any observation period related to a conversion of 6.00% Notes. The counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the 6.00% Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modifications are likely to occur during any observation period related to a conversion of 6.00% Notes, which may have a negative effect on the value of the consideration received upon conversion of those 6.00% Notes. In addition, we intend to exercise options we hold under the capped call transaction whenever 6.00% Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period, if any, for the converted 6.00% Notes. If we elect to cash-settle the capped call transaction, which we are permitted to do, subject to certain conditions, it is likely the counterparty or its affiliates will sell an even greater number of shares. We have also agreed to indemnify the counterparty and affiliates thereof for losses incurred in connection with a potential unwinding of their hedge positions under certain circumstances. The effect, if any, of any of these transactions and activities on the market price of our common stock or the 6.00% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 6.00% Notes.

If we lose Microsoft Corporation’s support for our products, our ability to sell our products could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. In addition, software drivers sold with our produces are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft, our ability to market our products would be materially adversely affected.

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

Our products may not be fully compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, we could be materially adversely affected. In addition, the mere announcement of an incompatibility problem relating to our products could have a material adverse effect on us.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our consumers will want in the future or ultimately end up purchasing. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in average selling prices, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to estimate customer demand properly for our older products as our newer products are introduced; or

•	our competitors taking aggressive pricing actions.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue were 87 percent in the first quarter of 2007 and 75 percent in 2006, and China was one of our largest and fastest growing markets.

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

Worldwide economic conditions may adversely affect demand for our products. For example, China’s economy has been growing at a fast pace over the past several years, and China was one of our largest and fastest growing markets. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries we use to manufacture our graphics and chipset products and products for consumer electronics devices are located in Taiwan. A significant amount of our inventories for our graphics and consumer electronics businesses are stored in Taiwan prior to delivery to customers. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. On September 22, 1999, Taiwan suffered a major earthquake that measured 7.6 on the Richter scale and disrupted the operations of these manufacturing suppliers and contributed to a temporary shortage of graphics processors. Additional earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur in the future. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

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

Risks Related to Our Ownership of Spansion Inc. Common Stock

Spansion’s financial position, results of operations and cash flows were consolidated with ours through December 20, 2005, but as a result of its initial public offering, we currently report our interest in Spansion using the equity method of accounting. Following Spansion’s IPO, we owned approximately 38 percent of Spansion’s outstanding common stock. In November 2006 we sold shares of Spansion’s common stock and we intend to sell additional shares of Spansion common stock in the future. As of March 31, 2007, we owned approximately 19.8 percent of Spansion’s outstanding common stock. Our share of Spansion’s net income (loss) will impact our net income (loss). The following risks and uncertainties that we believe Spansion faces could affect Spansion’s financial position or results of operations and correspondingly our financial position and results of operations. These are not the only risks and uncertainties that Spansion faces.

The demand for Spansion’s products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on Spansion’s results of operations.

Sales of Spansion’s Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and during the first quarter of fiscal 2007, wireless customers, which primarily consist of mobile phone OEMs represented the largest market for NOR Flash memory. In fiscal 2006 and fiscal 2005, sales to wireless Flash memory customers drove a majority of Spansion’s sales.

Similarly, sales of Spansion’s products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, PCs and PC peripheral equipment such as printers. Sales of Spansion’s products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2006 and the first quarter of fiscal 2007, sales to embedded Flash memory customers drove a significant portion of Spansion’s sales.

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

Spansion will continue to attempt to negotiate its own agreements and arrangements with third parties for intellectual property and technology that are important to Spansion’s business, including the intellectual property that it previously had access to through its relationship with us. Spansion will also attempt to acquire new patents as Spansion’s success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of its patent portfolio relative to that of the third party with which it is negotiating. If such third-party benefits from an existing patent cross-license agreement with us or Fujitsu, in many cases such third party will retain the rights that it has under that agreement, including rights to utilize the patents that we and Fujitsu transferred to Spansion in connection with Spansion’s reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to Spansion or acquired by Spansion subsequent to Spansion’s reorganization and prior to Spansion’s IPO or, in some cases, at the time of the conversion of the Class D common stock. Spansion’s negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of Spansion’s patents, while Spansion no longer has the right to utilize that party’s patents. As a result, Spansion may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in Spansion’s products or software used to operate Spansion’s business, Spansion may not be able to negotiate prices with these third parties on terms as favorable to Spansion as those previously available to Spansion because it is not able to take advantage of our size and purchasing power. These parties, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against Spansion seeking damages (potentially including treble damages) or an injunction against the sale of Spansion’s products that incorporate allegedly infringed intellectual property or against the operation of Spansion’s business as presently conducted. Such litigation could be extremely expensive and time-consuming. Spansion cannot be sure that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of Spansion’s products, would have a material adverse effect on Spansion.

Spansion’s business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect Spansion’s results of operations unless it is able to reduce its costs or introduce new products with higher average selling prices.

Average selling prices for Spansion’s products historically have declined over relatively short time periods. Spansion is unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of Spansion’s products have decreased during the products’ lives, and Spansion expects this trend to continue. When Spansion’s average selling prices decline, its net sales and net income decline unless it is able to compensate by selling more units, reducing its manufacturing costs or introducing and selling new, higher margin products with higher densities and/or advanced features. Spansion has experienced declining average selling prices in the past, and it expects that it will continue to experience them in the future, although Spansion cannot predict when they may occur or how severe they will be. If Spansion’s average selling prices decline, its operating results could be materially adversely affected.

If Spansion’s cost reduction efforts are not effective, Spansion’s business could be materially adversely affected.

Spansion continues to undertake a number of actions in an effort to significantly reduce its expenses. These actions include and have included the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you Spansion will be able to achieve anticipated cost reductions. If Spansion’s cost reduction efforts are unsuccessful, Spansion would be materially adversely affected.

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

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. In 2006, sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-,

ORNAND- or Quad-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND- or Quad-based products for their applications, Spansion may be materially and adversely affected. Moreover, some floating gate NAND vendors are manufacturing on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than Spansion uses today to offer products competitive to Spansion’s at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, Spansion’s market share may decrease, which would materially adversely affect Spansion.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling prices for Spansion’s products may be adversely affected by a significant decline in the price for NAND architecture-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price Spansion can obtain for its NOR-based products, which would adversely affect Spansion. Spansion believes such downward pricing pressure was a factor in the steep declines in price-per-bit average selling prices in the first quarter of 2007. If the prices for NAND products do not improve, or continue to decline, Spansion may be materially adversely affected.

Competitors may introduce new memory or other technologies that may make Spansion’s Flash memory products uncompetitive or obsolete.

Spansion’s competitors are working on a number of new technologies, including FRAM, MRAM, polymer, nitride and phase-change based memory technologies. Some of Spansion’s competitors have announced plans to bring to market products based on phase-change based memory technology in late 2007 and 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to a number of Flash memory companies, including Spansion. In addition, Spansion and some of Spansion’s competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property or use of independently developed nitride-based Flash memory technology by Spansion’s competitors, if successfully developed and commercialized may allow these competitors to develop Flash memory technology that may compete with Spansion’s proprietary MirrorBit technology.

If Spansion fails to successfully develop products based on its new MirrorBit ORNAND, MirrorBit Eclipse or MirrorBit Quad architectures, or if there is a lack of market acceptance of products based on these products, Spansion’s future operating results would be materially adversely affected.

Spansion is positioning itself to address the increasing demand for higher density data optimized Flash memory by offering products based on its new MirrorBit ORNAND, MirrorBit Eclipse and MirrorBit Quad architectures. The success of these architectures requires that Spansion timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. Spansion began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and began commercial shipments of MirrorBit Quad-based family of products in the first quarter of 2007. However, if Spansion fails to develop and commercialize these products and additional products based on these architectures on a timely basis, Spansion’s future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on Spansion’s new MirrorBit architectures occurs at a slower rate than Spansion anticipates, its ability to compete will be reduced, and Spansion would be materially adversely affected. If Spansion does not achieve market acceptance of these architectures or subsequent MirrorBit products, Spansion’s future operating results would be materially adversely affected.

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

Spansion’s ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the continued availability of external financing. Spansion’s capital expenditures, together with ongoing operating expenses, will be a substantial drain on its cash flows and may decrease its cash balances. The timing and amount of Spansion’s capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for its products, product mix, changes in industry conditions and market competition.

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

Spansion intends to expand its manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at its planned Flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which Spansion refers to as SP1. In fiscal 2006 Spansion commenced a plan to spend approximately $1.2 billion over three years to construct and equip SP1. Spansion’s goal is to have 65-nanometer process technology on 300-millimeter wafer capacity in place in production in late 2007 and 45-nanometer process technology on 300-millimeter wafer capacity in production in mid-2008. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If Spansion does not achieve its desired capacity at the anticipated cost, or if Spansion cannot obtain suitable financing, Spansion may be delayed in achieving, or may not achieve, such capacity, and Spansion could be materially adversely affected.

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

There may be situations in which Spansion’s manufacturing capacity is inadequate to meet the demand for some of its products. Spansion increasingly depends on foundry, subcontractor and similar arrangements with third parties to meet demand. Spansion’s arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which it relies does not have the capacity to deliver an adequate amount of product to meet actual demand, Spansion may not be able to obtain the manufacturing capacity, either in its own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of Spansion’s products exceeded the available supply. As a result, Spansion was unable to meet the demand of some of its customers for these products. This adversely impacted Spansion’s relationships with these customers, and comparable situations in the future could cause harm to Spansion’s reputation in the marketplace, cause these customers to move future business to Spansion’s competitors or cause Spansion to make financial concessions to its customers. Any of these occurrences could have a material adverse effect on Spansion. Also, in the third and fourth quarters of fiscal 2005 and the third quarter of fiscal 2006, Spansion experienced capacity constraints for final test and assembly of some of its products. These constraints continued into the fourth quarter of fiscal 2006. While Spansion has worked internally and with subcontractors to increase capacity to meet anticipated demand, it cannot be assured that it will not experience similar constraints in the future. These capacity constraints limit Spansion’s ability to respond to rapid and short-term surges in demand for its products. If Spansion is unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in its own facilities or through foundry, subcontractor or similar arrangements with third parties, or if it is unable to obtain foundry services at competitive rates, Spansion’s business may be materially adversely affected.

Spansion’s increased reliance on third-party manufacturers entails risks that could materially adversely affect Spansion.

Spansion currently obtains foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and, due to Spansion’s recent sale of its JV1 and JV2 manufacturing facilities, Spansion now obtains foundry services from Fujitsu. Spansion also uses independent contractors to perform some of the assembly, testing and packaging of its products. Third-party manufacturers are often under no obligation to provide Spansion with any specified minimum quantity of product. Spansion depends on these manufacturers to allocate to Spansion a portion of their manufacturing capacity sufficient to meet Spansion’s needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to Spansion on a timely basis at acceptable prices. These manufacturers may not be able to meet Spansion’s near-term or long-term manufacturing requirements. These manufacturers also make products for other companies, including certain of Spansion’s competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to Spansion or, in the absence of price guarantees, increase the prices they charge Spansion on short notice, such that Spansion may not be able to pass cost increases on to Spansion’s customers. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, Spansion may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy Spansion’s production requirements. In addition, Spansion may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with Spansion’s increased dependence on third-party manufacturers include: their ability to adapt to Spansion’s proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of Spansion’s intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If Spansion is unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, Spansion’s ability to meet customer demand for its products may be adversely affected, which could have a material adverse effect on Spansion.

Spansion is party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause it to incur substantial costs or pay substantial damages or prohibit it from selling its products.

Tessera, Inc. filed a lawsuits against Spansion alleging that it has infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringements and to recover an unspecified amount of damages, and to bar Spansion’s importation and sale of allegedly infringing products. In addition, Fujitsu has informed Spansion that Texas Instruments has asserted that a number of its products infringe some of Texas Instruments’ patents. Fujitsu has also provided Spansion with formal notice that they believe Spansion has a duty to defend or indemnify Fujitsu against Texas Instruments’ claims under the terms of its distribution agreement. Since then, Spansion and Fujitsu have been discussing the issues raised by this notice and if Fujitsu were to terminate the distribution agreement with Spansion, it could have a material adverse effect on Spansion. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on Spansion.

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

Spansion has also stated that it expects to face competition as it addresses new applications with the introduction of Spansion’s MirrorBit ORNAND- and MirrorBit Quad-based architectures. These products are intended to allow Spansion to compete in the data storage portion of the integrated category and select portions of the removable category of the Flash memory market that might otherwise be served by NAND-based Flash memory products or other non-volatile storage technologies such as ROM or optical discs. As a result, Spansion may compete with a number of established NAND-based Flash memory vendors and other incumbent suppliers of alternative technology in marketing and selling these products. Moreover, Spansion’s MirrorBit ORNAND- and MirrorBit Quad-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of Advanced Micro Devices, Inc.

10.1	Amendment No. 1 to Credit Agreement dated as of April 23, 2007 by and among Advanced Micro Devices, Inc., the lenders parties thereto and the Administrative Agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: May 8, 2007	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer