Form 10-Q
period 2007-06-30
ADVANCED MICRO DEVICES INC
filed 2007-08-07
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 30, 2007: 552,912,405.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions except per share amounts)
Net revenue	$1,378	$1,216	$2,611	$2,548
Cost of sales	917	526	1,803	1,079

Gross margin	461	690	808	1,469
Research and development	475	279	907	543
Marketing, general and administrative	365	309	700	565
Amortization of acquired intangible assets and integration charges	78	—	162	—

Operating income (loss)	(457)	102	(961)	361
Interest income	19	35	35	63
Interest expense	(99)	(18)	(177)	(41)
Other income (expense), net	(9)	7	(7)	(13)

Income (loss) before minority interest, equity in loss of Spansion Inc. and other, and income taxes	(546)	126	(1,110)	370
Minority interest in consolidated subsidiaries	(9)	(7)	(17)	(13)
Equity in net loss of Spansion Inc. and other (see Note 3)	(13)	(12)	(29)	(30)

Income (loss) before income taxes	(568)	107	(1,156)	327
Provision for income taxes	32	18	55	53

Net income (loss)	$(600)	$89	$(1,211)	$274

Net income (loss) per common share:
Basic	$(1.09)	$0.18	$(2.20)	$0.58
Diluted	$(1.09)	$0.18	$(2.20)	$0.55

Shares used in per share calculation:
Basic	552	485	550	474
Diluted	552	500	550	498

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006*
	(Unaudited)
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,304	$1,380
Marketable securities	290	161

Total cash and cash equivalents and marketable securities	1,594	1,541
Accounts receivable	654	1,153
Allowance for doubtful accounts	(6)	(13)

Total accounts receivable, net	648	1,140
Inventories:
Raw materials	94	83
Work-in-process	459	545
Finished goods	339	186

Total inventories	892	814
Deferred income taxes	54	25
Prepaid expenses and other current assets	393	433
Receivable from Spansion	17	10

Total current assets	3,598	3,963
Property, plant and equipment:
Land and land improvements	56	53
Buildings and leasehold improvements	1,474	1,410
Equipment	6,015	5,202
Construction in progress	629	672

Total property, plant and equipment	8,174	7,337
Accumulated depreciation and amortization	(3,599)	(3,350)

Property, plant and equipment, net	4,575	3,987
Acquisition related intangible assets, net (see Note 4)	1,065	1,207
Goodwill (see Note 4)	3,180	3,217
Receivable from Spansion	2	5
Investment in Spansion (see Note 3)	326	371
Other assets	478	397

Total assets	$13,224	$13,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980	$1,336
Accounts payable to Spansion	5	2
Accrued compensation and benefits	192	177
Accrued liabilities	768	716
Income taxes payable	69	78
Deferred income on shipments to distributors	92	169
Current portion of long-term debt and capital lease obligations	219	125
Other current liabilities	151	249

Total current liabilities	2,476	2,852
Deferred income taxes	56	31
Long-term debt and capital lease obligations, less current portion	5,318	3,672
Other long-term liabilities (see Note 10)	610	517
Minority interest in consolidated subsidiaries	292	290
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 30, 2007 and 750 shares authorized on December 31, 2006; shares issued: 560 on June 30, 2007 and 553 on December 31, 2006; shares outstanding: 553 on June 30, 2007 and 547 on December 31, 2006	6	5
Capital in excess of par value	5,331	5,409
Treasury stock, at cost (7 shares on June 30, 2007 and December 31, 2006)	(94)	(93)
Retained earnings (deficit)	(932)	308
Accumulated other comprehensive income	161	156

Total stockholders’ equity	4,472	5,785

Total liabilities and stockholders’ equity	$13,224	$13,147

*	Amounts as of December 31, 2006 were derived from the December 31, 2006 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2007	July 2, 2006
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,211)	$274
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interest in consolidated subsidiaries	17	13
Depreciation and amortization	640	366
Provision reversal for doubtful accounts	(7)	(2)
Equity in net loss of Spansion Inc.	29	31
Provision for deferred income taxes	35	1
Foreign grant and subsidy income	(80)	(68)
Net loss on disposal of property, plant and equipment	8	5
Compensation recognized under employee stock plans	59	33
Non-cash foreign exchange loss	21	12
Gain on Spansion's repurchase of its 12.75% Senior Subordinated Notes	—	(10)
Other	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	499	236
Receivable from Spansion	(4)	93
Inventories	(78)	(13)
Prepaid expenses and other current assets	(115)	(57)
Other assets	(65)	(61)
Accounts payables and accrued liabilities	(265)	76
Accounts payable to Spansion	3	(187)
Income taxes payable	(79)	42

Net cash (used in) provided by operating activities	(594)	785

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,000)	(766)
Proceeds from sale of property, plant and equipment	1	3
Repayment of loans by Spansion	—	22
Proceeds from sale of Spansion Inc. stock	13	—
Purchases of available-for-sale securities	(362)	(1,870)
Proceeds from sale and maturity of available-for-sale securities	233	1,028
Proceeds from Spansion's repurchase of its 12.75% Senior Subordinated Notes	—	175
Other	(3)	2

Net cash used in investing activities	(1,118)	(1,406)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(531)	(212)
Proceeds from borrowings, net of issuance costs	2,169	—
Repayments of minority interest	(22)	—
Purchase of capped call instrument in connection with borrowings	(182)	—
Proceeds from foreign grants and subsidies	156	201
Proceeds from equity offering	—	495
Proceeds from issuance of common stock under stock-based compensation plans	46	192

Net cash provided by financing activities	1,636	676

Net increase in cash and cash equivalents	(76)	55

Cash and cash equivalents at beginning of period	1,380	633

Cash and cash equivalents at end of period	1,304	$688

Non-cash investing and financing activities:
Capital leases	$57	$18

Conversion of senior convertible debt	$—	$500

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

The Company uses a 52- to -53 week fiscal year. Prior to December 31, 2006, the Company’s fiscal year ended on the last Sunday in December. Commencing in 2007, the Company began using a 52- to -53 week fiscal year ending on the last Saturday in December. The quarter and six months ended June 30, 2007 consisted of 13 weeks and 26 weeks. The quarter and six months ended July 2, 2006 consisted of 14 weeks and 27 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation. (See Note 6.)

Principles of Consolidation

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its wholly-owned and majority-owned subsidiaries, including the operations of ATI Technologies ULC (ATI) from October 25, 2006. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

Due to the initial public offering (IPO) of Spansion Inc. on December 21, 2005, and the resulting dilution of the Company’s ownership interest in Spansion, the Company has used the equity method of accounting to reflect its share of Spansion’s net income (loss) from December 21, 2005 through June 30, 2007. Also included in the financial statements, under the equity method of accounting, is the Company’s percentage equity share of certain other investees’ operating results, where the Company has the ability to exercise significant influence over the operations of the investee.

Recently Issued Accounting Pronouncements. In June 2006, the Emerging Issue Task Force (EITF) reached a final consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under

this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in Statement of Financial Accounting Standards (SFAS) No. 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus was effective for fiscal years beginning after December 15, 2006. Upon adoption, companies had the option to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $23 million to its beginning retained earnings balance. Prior to adoption of EITF 06-2, the Company accrued for sabbatical leave expense only when employees were fully vested in this benefit.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. AMD adopted FIN 48 as of January 1, 2007, as required. (See Note 12).

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115. This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively “eligible items”) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company is currently evaluating the impact, if any, of this statement upon its adoption.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the fiscal quarters and six months ended June 30, 2007 and July 2, 2006, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions)		(In millions)
Cost of sales	$2	$2	$4	$4
Research and development	14	7	28	11
Marketing, general, and administrative	15	9	27	18

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	31	18	59	33
Tax benefit	—	(10)	—	(10)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases, net of tax	$31	$8	$59	$23

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
Expected volatility	49.81%	51.11%	49.89%	51.61%
Risk-free interest rate	4.65%	5.01%	4.66%	4.79%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.55	4.12	3.55	4.13

For the quarters ended June 30, 2007 and July 2, 2006, the Company granted 1,625,000 and 429,000 employee stock options, respectively, with average estimated grant date fair values of $6.11 and $14.05. For the six months ended June 30, 2007 and July 2, 2006, the Company granted 2,002,000 and 869,000 employee stock options, respectively, with average estimated grant date fair values of $6.07 and $14.89.

Restricted Stock Units and Awards. For the quarters ended June 30, 2007 and July 2, 2006, the Company granted 4,072,000 and 1,109,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.36 and $32.96. For the six months ended June 30, 2007 and July 2, 2006, the Company granted 5,780,000 and 2,275,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.20 and $34.96.

Employee Stock Purchase Plan. The Company issued 1,239,000 shares and 302,000 shares under the Employee Stock Purchase Plan (ESPP) during the fiscal quarters ended June 30, 2007 and July 2, 2006. The Company issued 1,846,000 shares and 638,000 shares under the ESPP during the six months ended June 30, 2007 and July 2, 2006. Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes-Merton model.

3. Investment in Spansion Inc.

During the first quarter of 2007, the Company sold 984,799 shares of Spansion Inc. Class A common stock. The Company received $13 million in net proceeds from the sales and realized a gain of $0.6 million which was included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s condensed consolidated statements of operations. The Company did not sell any share of Spansion Inc. during the second quarter of 2007. As of June 30, 2007, the Company owned a total of 26,544,604 shares, or approximately 19.7 percent, of Spansion’s outstanding common stock. The Company continues to use the equity method of accounting to reflect its share of Spansion’s results of operations because the Company continues to have the ability to exercise significant influence over Spansion.

In late July 2007 the Company sold 12,506,694 shares of Spansion’s Class A common stock and received approximately $144 million in net proceeds from the sales. As a result of these sales, the Company’s ownership interest in Spansion was further reduced to 14,037,910 shares, or approximately 10.4%, of Spansion’s outstanding common stock. The Company expects to recognize a loss related to these sales.

As of June 30, 2007, the carrying net book value of the Company’s net equity investment in Spansion, which includes the Company’s proportionate share of Spansion’s accumulated other comprehensive income (loss), was approximately $319 million. The fair value of this investment was approximately $295 million based on the closing market price of Spansion’s common stock on June 29, 2007, the last trading day of the quarter. The fact that the fair value is lower than the carrying net book value may indicate a loss in the value of the investment that is other than temporary. The Company reviewed Spansion’s latest financial performance, its market environment, its future product roadmaps, and research analysts’ opinions and target price of its stock. Based on the review performed by management, the Company believes that the decline in the fair value of its Spansion investment is not other than temporary, and therefore, the Company does not believe that an impairment charge for this investment is necessary as of June 30, 2007.

To the extent that the Company concludes the decline in the fair value of Spansion’s investment is other than temporary in the future and an impairment charge is required, such charge could have a material effect on the Company’s results of operations in the period in which this conclusion is made.

Summarized Financial Information

The following table presents summarized unaudited consolidated financial information for Spansion Inc., which the Company obtained from Spansion’s press release announcing its financial results for the quarter ended July 1, 2007, as furnished with its Form 8-K filed on July 19, 2007. This financial information was the basis for applying the equity method in the Company’s condensed consolidated financial statements:

Consolidated Statements of Operations information

	Quarters ended		Six Months ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions)
Net sales	$609	655	$1,237	$1,217
Gross profit	107	132	196	241
Operating loss	(65)	(27)	(135)	(65)
Net loss	$(67)	(49)	$(142)	$(101)

Consolidated Balance Sheet information

	As of June 30, 2007	As of December 31, 2006
	(In millions)
Current assets	$1,679	$1,775
Long term assets	2,179	1,775

Total assets	$3,858	$3,550

Current liabilities	$1,014	$690
Long term liabilities	1,160	1014
Total stockholders’ equity	1,684	1846

Total liabilities and stockholders’ equity	$3,858	$3,550

4. Goodwill and Acquisition Related Intangible Assets

All of the Company’s goodwill and acquisition-related intangible assets are as a result of the October 2006 ATI acquisition. As of June 30, 2007, the primary areas of purchase price allocation that have not been finalized consist of certain legal matters and tax-related contingencies. The changes in the carrying amount of goodwill by operating segment for the quarter ended June 30, 2007, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balance at December 31, 2006	$—	$1,237	$1,980	$3,217
Reclassification due to change in segments (1)	166	(166)	—	—
Goodwill adjustments (2)	—	—	(37)	(37)

Balance at June 30, 2007	$166	$1,071	$1,943	$3,180

(1)

Starting in the first quarter of 2007, the Company began to include revenue from sales of ATI’s chipsets, which was included in the Graphics and Chipset segment in the fourth quarter of 2006, in the Computing Solutions segment. As a result of this change, the Company reclassified $166 million of goodwill associated with the ATI chipset products from the Graphics segment to the Computing Solutions segment.

(2)

Adjustments to goodwill primarily represent finalization of the valuation of certain tax related liabilities assumed including the cumulative accounting impact upon adoption of FIN 48 on pre-acquisition ATI tax contingencies.

The changes in the balances of acquisition-related intangible assets for the quarter ended June 30, 2007, and the net book value of acquisition-related intangible assets at June 30, 2007 were as follows:

	Intangible Assets, Gross		Accumulated Amortization			Net Book Value		Weighted Average Amortization Period (in months)
(In millions)	December 31, 2006	June 30, 2007	December 31, 2006	Six months ended June 30, 2007 expense	June 30, 2007	December 31, 2006	June 30, 2007
Developed product technology	$752	$752	$(25)	$(75)	$(100)	$727	$652	60
Game console royalty agreements	147	147	(5)	(15)	(20)	142	127	60
Customer relationships	257	257	(11)	(32)	(43)	246	214	48
Trademark and trade name	62	62	(1)	(4)	(5)	61	57	84
Customer backlog	36	36	(5)	(16)	(21)	31	15	14

Total	$1,254	$1,254	$(47)	$(142)	$(189)	$1,207	$1,065

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

(In millions)
Fiscal year remaining 2007	$142
2008	253
2009	253
2010	242
2011	159
Thereafter	16

Total	$1,065

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

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(600)	$89	$(1,211)	$274
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022:
Interest expense, net of tax	—	—	—	2
Profit sharing expense adjustment, net of tax (1)	—	—	—	—

Numerator for diluted income (loss) per common share	$(600)	89	$(1,211)	$276

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	552	484	550	474
Effect of dilutive potential common shares:
Employee stock options, restricted stock and restricted stock units	—	16	—	19
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022	—	—	—	5

Dilutive potential common shares	—	16	—	24

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	552	500	550	498

Net income (loss) per common share:
Basic	$(1.09)	0.18	$(2.20)	$0.58
Diluted	$(1.09)	0.18	$(2.20)	$0.55

(1)	Less than $1 million

Potentially dilutive common shares totaling approximately 56 million for the quarter and six months ended June 30, 2007 were not included in the net loss per common share calculation because their inclusion would have been anti-dilutive. There were no potentially dilutive common shares that were not included in the net income per common share calculation for the quarter and six months ended July 2, 2006.

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

As a result of the acquisition of ATI, from October 25, 2006 through December 31, 2006, the Company had the following four reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that the Company sold prior to the ATI acquisition and related revenue;

•	the Embedded Products segment, which included embedded processors and related revenue;

•

the Graphics and Chipsets segment, which included graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers, and related revenue; and

•

the Consumer Electronics segment, which included products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the Chief Operating Decision Maker, or CODM, began reviewing and addressing operating performance using the following three reportable segments:

•

the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of chipsets sold by ATI prior to the ATI acquisition;

•	the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

In addition to the reportable segments, the All Other category includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the ATI acquisition, the Company began including employee stock-based compensation expense, profit sharing expense, and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation. For the quarter and six months ended June 30 2007, the All Other category also includes severance charges related to workforce reductions.

The following table is a summary of net revenue and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and six months ended June 30, 2007 and July 2, 2006:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions)
Computing Solutions
Net revenue	$1,098	$1,216	$2,016	$2,553
Operating income (loss)	(258)	136	(579)	448
Graphics
Net revenue	195	—	392	—
Operating income (loss)	(50)	—	(85)	—
Consumer Electronics
Net revenue	85	—	203	—
Operating income (loss)	(22)	—	(26)	—
All Other
Net revenue	—	—	—	(5)
Operating income (loss)	(127)	(34)	(271)	(87)
Total
Net revenue	1,378	1,216	2,611	2,548
Operating income (loss)	(457)	102	(961)	361
Interest income	19	35	35	63
Interest expense	(99)	(18)	(177)	(41)
Other income (expense), net	(9)	7	(7)	(13)
Minority interest in consolidated subsidiaries	(9)	(7)	(17)	(13)
Equity in net loss of Spansion Inc. and other	(13)	(12)	(29)	(30)

Income (loss) before income taxes	(568)	107	(1,156)	327
Provision for income taxes	32	18	55	53

Net income (loss)	$(600)	$89	$(1,211)	$274

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions)
Net income (loss)	$(600)	$89	$(1,211)	$274
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	—	(17)	—	(4)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	6	11	9	12
Net change in cumulative translation adjustments	(5)	7	(4)	7

Other comprehensive income (loss)	1	1	5	15

Total comprehensive income (loss)	$(599)	$90	$(1,206)	$289

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 30, 2007 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of June 30, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$130	$43	$44	$43
Payment guarantees on behalf of consolidated subsidiaries(2)	127	127	—	—

Total guarantees	$257	$170	$44	$43

(1)

This amount represents the amount of silent partnership contributions that the Company’s German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $60 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At June 30, 2007, approximately $127 million was outstanding under this guarantee and recorded as a payable on the Company’s condensed consolidated balance sheet.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 30, 2007, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of June 30, 2007 and their expected expiration dates:

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011 and beyond
	(In millions)
AMTC revolving loan guarantee	$43	$43	$—	$—	$—	$—
AMTC rental guarantee(2)	104	—	—	—	—	104
Spansion operating guarantees(3)	2	1	1	—	—	—

Total guarantees	$149	$44	$1	$—	$—	$104

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, BAC and AMTC entered into a $162 million revolving credit facility and a $102 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of June 30, 2007, the Company guaranteed up to $43 million plus interest and expenses under the revolving loan, and up to $21 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through June 2012 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $104 million. As of June 30, 2007, $88 million was drawn under the revolving credit facility, and $50 million was drawn under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Operating Lease Guarantee

Prior to Spansion’s IPO, the Company guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $2 million as of June 30, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

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

Changes in the Company’s potential liability for product warranty during the six months ended June 30, 2007 and July 2, 2006 are as follows:

	Six Months Ended
	June 30, 2007	July 2, 2006
	(In millions)
Balance, beginning of the period	$26	$19
New warranties issued during the period	12	23
Settlements during the period	(18)	(18)
Changes in liability for pre-existing warranties during the period, including expirations	(7)	1

Balance, end of the period	$13	$25

The reduction in the liability for product warranty balance was driven by fewer new warranties being issued in the first six months of 2007 compared to the first six months of 2006 due to lower sales volumes and improved product return rates.

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

The accruals under the 2002 Restructuring Plan at December 31, 2006 were $67 million and consisted primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, that are payable through 2011. During the quarter and six months ended June 30, 2007, the Company paid an aggregate amount of $4 million and $9 million related to facility exit costs. As a result, the accruals at June 30, 2007 were $58 million, $39 million of which is included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at June 30, 2007 and December 31, 2006 consisted of:

	June 30, 2007	December 31, 2006
	(In millions)
Fab 30/Fab 36 deferred grants and subsidies	$383	$364
Restructuring accrual (see Note 9)	39	48
Deferred gain on sale leaseback of building	18	18
Payables for technology licenses	91	66
Unrecognized tax benefits	49	—
Accrued sabbatical and other	30	21

	$610	$517

11. Other Financial Matters

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

Upon the occurrence of certain events described in the Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes (“Conversion Shares”) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the Indenture) of the Company under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of its future subordinated debt. The 6.00% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated April 27, 2007, between the Company and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which the Company has agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale by holders of the 6.00% Notes and the Conversion

Shares, use its reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the Registration Rights Agreement. On July 13, 2007 the Company filed a shelf registration statement that was automatically declared effective. The Company will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement.

In connection with the issuance of the 6.00% Notes, on April 24, 2007, the Company purchased a capped call. The capped call has an initial strike price of $28.08 per share, subject to certain adjustments, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The capped call is intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allows the Company to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes. The Company does not anticipate experiencing an increase in the number of shares outstanding from the conversion of the 6.00% Notes unless the price of its common stock appreciates above $42.12 per share. If, however, the market value per share of the Company’s common stock, as measured under the terms of the capped call, exceeds the cap price of the capped call, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price. The Company analyzed the capped call under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and determined that it meets the criteria for classification as an equity transaction. As a result, it recorded the purchase of the capped call as a reduction in additional paid-in capital and it will not recognize subsequent changes in its fair value.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $2,169 million. The Company used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under a Credit Agreement with Morgan Stanley Senior Funding Inc. dated October 24, 2006, which the Company entered into in order to finance its acquisition of ATI, (the October 2006 Term Loan). In connection with this repayment, the Company recorded a charge of approximately $5 million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

Increase in Authorized Share Capital

On May 3, 2007, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 750 million to 1.5 billion shares.

12. Income Taxes

The Company recorded an income tax provision of $32 million, or -6% on pre-tax losses in the second quarter of 2007 and an income tax provision of $18 million, or 15% of pre-tax income for the second quarter of 2006. For the six months ended June 30, 2007 the Company recorded an income tax provision of $55 million or -5% on pre-tax losses and an income tax provision of $53 million or 15% of pre-tax income for the six months ended July 2, 2006.

The income tax provisions recorded in the first and second quarters of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provision in the first and second quarters of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions.

On January 1, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

As of the date of adoption, the Company’s total gross unrecognized tax benefits were $139 million, of which $48 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. The Company had accrued interest and penalties of $59 million as of the date of adoption of FIN 48.

As of the date of adoption of FIN 48, tax years 1994 – 2006 remain subject to examination in the U.S., 1999 – 2006 in Canada and 1999 – 2006 in various foreign jurisdictions.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $12 million over the next 12 months due to the potential expiration of the statute of limitations relating to a transfer pricing exposure in a foreign jurisdiction.

As of June 30, 2007 substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at June 30, 2007 in management’s estimate, is not more likely than not to be achieved.

As a result of the implementation of FIN 48, the Company has recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance with $56 million of current and non-current tax contingencies as of June 30, 2007.

The total gross unrecognized tax benefits decreased by $1 million in the first six months of 2007. Interest and penalties incurred in the first six months of 2007 were immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our cost reduction efforts; the timing of new product releases; the growth and competitive landscape of the markets in which we participate; our supply chain; our revenues; our capital expenditures; our operating expenses; our stock-based compensation expenses; our aggregate contractual obligations; availability of external financing; the adequacy of resources to fund operations and capital expenditures; the timing of manufacturing process technology transitions; the impact of our acquisition of ATI on us; and our exposure to interest rate risk. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; and (7) our ability to make additional investment in research and development and that such opportunities will be available. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that we may be unable to realize all of the anticipated benefits of our recent acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (3) that we may be unable to raise sufficient capital, on favorable terms or at all; (4) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or even a decline in demand; (5) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (6) that we may be unable to develop, launch and ramp new products and technologies in the volumes and mix required by the market at mature yields and on a timely basis; (7) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (8) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (9) that we may under-utilize our microprocessor manufacturing facilities; (10) the effect of political or economic instability, domestically or internationally, on our sales or production; (11) that our cost reduction plans may not be effective; (12) that we may be unable to improve the efficiency of our supply chain; and (13) that we may be unable to increase sales to the distribution channel.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo and combinations thereof, and ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows and Windows Vista are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Other names are for informational purposes only and used to identify companies and products and may be trademarks of their respective owners.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and our consolidated subsidiaries, including a discussion of our results of operations for the second quarter of 2007 compared to the second quarter of 2006 and the first quarter of 2007, and the first six months of 2007 compared to the first six months of 2006, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

Our results of operations for the first and second quarter of 2007 include sales of graphics, video, multimedia and chipset products and products for consumer electronics devices attributable to our Computing Solutions, Consumer Electronics and Graphics segments. However, we are not able to provide any comparative information for the Consumer Electronics and Graphics segments for the second quarter and the first six months of 2006 because prior to the ATI acquisition in October 2006, we did not sell these products. Moreover, the results of operations for our Computing Solutions segment for the second quarter of 2007 and the first six months of 2007 are not fully comparable to the results for the Computing Solutions segment for the second quarter of 2006 and the first six months of 2006 because the results for the periods in 2006 excluded revenue from sales of ATI chipsets. For the same reason, total net revenue for the second quarter of 2007 and the first six months of 2007 are not fully comparable to prior periods.

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

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers; and

•	Products for consumer electronic devices such as mobile phones and digital televisions and technology for game consoles.

Net revenue in the second quarter of 2007 was $1.4 billion, a 13 percent increase from the second quarter of 2006 and a 12 percent increase compared to the first quarter of 2007. Net revenue in the second quarter of 2007 increased from the first quarter of 2007 predominantly due to an 18 percent increase in unit shipments of products included in the Computing Solutions segment, which, in turn, was driven by a 38 percent increase in microprocessor unit shipments. Microprocessor unit shipments increased from the first quarter of 2007 due to increased sales to both new and existing customers. Net revenue in the second quarter of 2007 increased from the second quarter of 2006 due to the inclusion of revenue attributable to the Consumer Electronics and Graphics segments and to sales of ATI chipsets, which was not included in the second quarter of 2006 because it was prior to the ATI acquisition.

Gross margin, as a percentage of net revenue, for the second quarter of 2007 was 33 percent, an increase compared to 28 percent in the first quarter of 2007 and a decrease compared to 57 percent in the second quarter of 2006. Gross margin improved in the second quarter of 2007 compared to the prior quarter due to the increase in microprocessor unit shipments. The year-on-year decrease in gross margin was principally attributable to lower average selling prices and higher manufacturing costs in the second quarter of 2007 compared to the second quarter of 2006. In addition, sales through the distribution channel improved in the second quarter of 2007 compared to the first quarter of 2007.

However, although gross margin and net revenue improved in the second quarter of 2007 compared to the prior quarter, increased operating expenses, driven by an increase in research and development expenses and marketing and advertising expenses, and an increase in interest expense contributed to a net loss of $600 million in the second quarter of 2007, which was only a modest improvement compared to a net loss of $611 million in the first quarter of 2007.

Results for the second quarter of 2007 included ATI acquisition-related charges of $78 million, share-based compensation charges of $31 million and a tax expense of $32 million primarily due to the need for a deferred tax liability related to the large tax deductions we receive for the amortization of goodwill from the acquisition of ATI, which is not amortized through earnings for financial reporting purposes, and for foreign current taxes. Our cash, cash equivalents and marketable securities as of June 30, 2007 were $1.6 billion, an increase of $427 million compared to March 31, 2007 due to the inclusion of remaining net proceeds from the issuance, in April 2007, of our 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). For the remainder of 2007, we intend to continue to focus on realigning our cost structure.

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

Management believes there have been no significant changes during the quarter ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

By Reportable Segment

We review and assess operating performance using segment revenues and operating income (loss) before interest, equity in net loss of Spansion Inc. and other, minority interest, and taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

From December 26, 2005 through October 24, 2006, we had two reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that we sold prior to the ATI acquisition and related revenue; and

•	the Embedded Products segment, which included embedded processors and related revenue.

As a result of the acquisition of ATI, from October 25, 2006 through December 31, 2006, we had the following four reportable segments:

•	the Computation Products segment, which included microprocessors, chipsets that we sold prior to the ATI acquisition and related revenue;

•	the Embedded Products segment, which included embedded processors and related revenue;

•

the Graphics and Chipsets segment, which included graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition for use in desktop and notebook PCs, including home media PCs, professional workstations and servers, and related revenue; and

•

the Consumer Electronics segment, which included products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate our products.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the Chief Operating Decision Maker, or CODM, began reviewing and addressing operating performance using the following three reportable segments:.

•

the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of chipsets sold by ATI prior to the ATI acquisition;

•	the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s products.

In addition to the reportable segments, the All Other category includes certain operating expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these operating expenses and credits in evaluating the operating performance of the operating segments. Also, following the ATI acquisition, we began including employee stock-based compensation expense, profit sharing expense, and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation. For the quarter and six months ended June 30 2007, the All Other category also includes severance charges related to workforce reductions.

We use a 52- to 53-week fiscal year. Prior to December 31, 2006, our fiscal year ended on the last Sunday in December. Commencing in 2007, our fiscal year ends on the last Saturday in December. The quarter ended July 2, 2006 included 14 weeks and the quarters ended March 31, 2007 and June 30, 2007 each included 13 weeks. The six months ended July 2, 2006 included 27 weeks and the six months ended June 30, 2007 included 26 weeks. The quarter and the six months ended July 2, 2006 did not include any sales of products attributable to our Consumer Electronics and Graphics segments or any revenues from chipsets sold by ATI prior to the acquisition.

The following is a summary of our net revenue and operating income (loss) by segment for the periods presented below:

	Quarters Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions)			(In millions)
Computing Solutions
Net revenue	$1,098	$918	$1,216	2,016	$2,553
Operating income (loss)	(258)	(321)	136	(579)	448
Graphics
Net revenue	195	197	—	392	—
Operating income (loss)	(50)	(35)	—	(85)	—
Consumer Electronics
Net revenue	85	118	—	203	—
Operating income (loss)	(22)	(4)	—	(26)	—
All Other
Net revenue	—	—	—	—	(5)
Operating income (loss)	(127)	(144)	(34)	(271)	(87)
Total
Net revenue	1,378	1,233	1,216	2,611	2,548
Operating income (loss)	(457)	(504)	102	(961)	361

Computing Solutions

Computing Solutions net revenue of $1,098 million in the second quarter of 2007 decreased 10 percent compared to net revenue of $1,216 million in the second quarter of 2006. The second quarter of 2006 did not include revenue from the sale of ATI chipsets. Net revenue decreased as a result of a 39 percent decrease in average selling prices of products included in our Computing Solutions segment due in part to the inclusion of ATI chipsets in the second quarter of 2007, which generally have lower average selling prices than microprocessors, partially offset by a 49 percent increase in unit shipments. However, the 39 percent decrease in average selling prices was also caused by a decrease in average selling prices of our microprocessor products. Microprocessor average selling prices decreased due both to competitive market conditions and a shift in our microprocessor product mix to a higher concentration of sales of processors for desktop and notebook computers, which generally carry lower average selling prices than our processors for servers. During the second quarter of 2007, our competitor offered quad-core multi-chip module processors for which we do not expect to offer competing quad-core products until the third quarter of 2007. We therefore discounted the selling price of certain microprocessor products, which adversely impacted our average selling prices, margins and profitability.

Computing Solutions net revenue of $1,098 million in the second quarter of 2007 increased 20 percent compared to net revenue of $918 million in the first quarter of 2007 primarily as a result of an 18 percent increase in unit shipments. Average selling prices were approximately flat. The increase in unit shipments was primarily driven by a 38 percent increase in microprocessor unit shipments. Microprocessor shipments increased due to increased demand from existing and new customers. However, the increase in Computing Solutions net revenue arising from increased microprocessor shipments was partially offset by a decrease in revenue from sales of chipsets. Chipset sales declined due to a reduction in sales of chipsets compatible with our principal competitor’s products. A decrease in microprocessor average selling prices in the second quarter of 2007 compared to the first quarter of 2007 also decreased Computing Solutions’ net revenue. This decrease was due to competitive market conditions and the shift in our product mix described above.

Computing Solutions net revenue of $2,016 million in the first six months of 2007 decreased 21 percent compared to net revenue of $2,553 million in the first six months of 2006. The first six months of 2006 did not include revenue from the sale of ATI chipsets. The decrease in net revenue was driven by a 43 percent decrease in average selling prices. This was caused both by the inclusion of ATI chipsets in the first six months of 2007, which generally have lower average selling prices than microprocessors and a decline in microprocessor average selling prices, which decreased due to competitive market conditions and the other factors described above. In the first six months of 2007, unit shipments increased 38 percent compared to the first six months of 2006 primarily due to the inclusion of ATI chipset sales.

Computing Solutions operating loss was $258 million in the second quarter of 2007 compared to operating income of $136 million in the second quarter of 2006. The increase in operating loss was primarily due to a 10 percent decrease in net revenue, an inventory write-down in the second quarter of 2007 of approximately $30 million associated with older generation microprocessor inventory, and an $84 million increase in research and development expenses. Net revenue decreased for the reasons set forth above. Research and development expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating loss was $258 million in the second quarter of 2007 compared to operating loss of $321 million in the first quarter of 2007. The decrease in operating loss was primarily due to a 20 percent increase in net revenue offset in part by an inventory write-down in the second quarter of 2007 of approximately $30 million associated with older generation microprocessor inventory and a $40 million increase in research and development expenses and a $16 million increase in marketing, general and administrative expenses. Net revenue increased for the reasons set forth above. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Computing Solutions operating loss was $579 million in the first six months of 2007 compared to operating income of $448 million in the first six months of 2006. The increase in operating loss was primarily due to a 21 percent decrease in net revenue, an inventory write-down in the first six months of 2007 of approximately $30 million associated with older generation microprocessor inventory, a $147 million increase in research and development expenses and a $38 million increase in marketing, general and administrative expenses. Net revenue decreased for the reasons set forth above. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue and operating loss in the second quarter of 2007 were $195 million and $50 million, respectively. We did not sell comparable products in the second quarter of 2006.

Graphics net revenue of $195 million in the second quarter of 2007 was relatively flat compared to net revenue of $197 million in the first quarter of 2007. Unit shipments decreased four percent while average selling prices increased three percent. Unit shipments decreased primarily due to lower demand for desktop graphics products. Average selling prices increased primarily due to sales of new higher-end products, launched near the end of the second quarter of 2007.

Graphics operating loss of $50 million in the second quarter of 2007 increased by $15 million compared to an operating loss of $35 million in the first quarter of 2007. The increase in operating loss was primarily due to an increase of $9 million in cost of sales due to sales in the first quarter of 2007 of older products with a significantly lower cost of goods sold.

Graphics net revenue and operating loss in the first six months of 2007 were $392 million and $85 million, respectively. We did not sell comparable products during the first six months of 2006.

Consumer Electronics

Consumer Electronics net revenue and operating loss in the second quarter of 2007 were $85 million and $22 million, respectively. We did not sell comparable products in the second quarter of 2006.

Consumer Electronic net revenue of $85 million in the second quarter of 2007 decreased 28 percent compared to net revenue of $118 million in the first quarter of 2007 primarily as a result of a 53 percent decrease in unit shipments, partially offset by an increase in average selling prices of 43 percent. Unit shipments decreased primarily due to a significant decrease in sales of handheld devices because of reduced demand from a major handheld OEM customer. Average selling prices increased due to a change in product mix.

Consumer Electronics operating loss was $22 million in the second quarter of 2007 compared to an operating loss of $4 million in the first quarter of 2007. The decrease in operating results was primarily due to a 28 percent decrease in net revenue, which decreased for the reasons set forth above.

Consumer Electronics net revenue and operating loss in the first six months of 2007 were $203 million and $26 million, respectively. We did not sell comparable products during the first six months of 2006.

All Other Category

All Other operating loss of $127 million in the second quarter of 2007 increased by $93 million compared to an operating loss of $34 million in the second quarter of 2006. The increase in operating loss was primarily attributable to ATI acquisition-related and integration charges of $78 million, which included acquisition-related intangible asset amortization of $71 million and integration charges of $7 million. In addition, we recorded employee severance charges for workforce reductions of $16 million during the second quarter of 2007.

All Other operating loss of $127 million in the second quarter of 2007 decreased by $17 million compared to an operating loss of $144 million in the first quarter of 2007. The decrease in operating loss was primarily attributable to a reduction in ATI acquisition-related charges of $35 million, partially offset by severance charges for workforce reductions of $16 million, and a reduction of $6 million in integration costs. ATI acquisition-related charges in the first quarter of 2007 included $29 million attributable to the cost of fair value adjustments of acquired inventory. There was no corresponding charge in the second quarter of 2007.

All Other operating loss of $271 million in the first six months of 2007 increased by $184 million compared to an operating loss of $87 million in the first six months of 2006. The increase in operating loss was primarily attributable to ATI acquisition-related charges of $191 million, an increase in employee stock-based compensation expense of $26 million and severance charges for workforce reductions of $16 million, offset by a decrease in profit sharing expense of $35 million. ATI acquisition-related charges included $142 million for amortization of acquired intangible assets, $29 million attributable to the cost of fair value adjustments of acquired inventory and $20 million in integration costs.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarters Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	(In millions except for percentages)
Cost of sales	$917	$886	$526	$1,803	$1,079

Gross margin	461	347	690	808	1,469
Gross margin percentage	33%	28%	57%	31%	58%
Research and development	475	432	279	907	543
Marketing, general and administrative	365	335	309	700	565
Amortization of acquired intangible assets and integration charges	78	84	—	162	—

Interest income	19	16	35	35	63

Interest expense	(99)	(78)	(18)	(177)	(41)
Other income (expense), net	(9)	2	7	(7)	(13)

Income tax provision	32	23	18	55	53

Gross Margin

Gross margin, as a percentage of net revenue, decreased to 33 percent in the second quarter of 2007 compared to 57 percent in the second quarter of 2006 primarily due to significantly lower average selling prices and higher manufacturing costs. Average selling prices decreased for the reasons cited above. The increase in manufacturing costs was due to a shift in product mix to higher-end microprocessors and increased depreciation expenses associated with the ramp of Fab 36. In the second quarter of 2007, gross margin was also negatively impacted by an inventory write-down of approximately $30 million, or two percentage points, associated with older generation microprocessor inventory. In addition, consolidated gross margin was adversely impacted due to the consolidation of ATI’s lower margin operations into ours in the second quarter of 2007.

Gross margin, as a percentage of net revenue, increased to 33 percent in the second quarter of 2007 compared to 28 percent in the first quarter of 2007 due to higher microprocessor unit shipments. The improvement in gross margin in the second quarter was partially offset by an inventory write-down of approximately $30 million, or two percentage points, associated with older generation microprocessor inventory. In addition, the first quarter of 2007 gross margin was adversely impacted by approximately two percentage points due to the cost of fair value adjustments of $29 million related to the inventory we acquired in the ATI acquisition and which was sold during the first quarter of 2007.

Gross margin decreased to 31 percent in the first six months of 2007 compared to 58 percent in the first six months of 2006 due to significantly lower average selling prices and higher manufacturing costs in the first six months of 2007 compared to the first six months of 2006. Average selling prices decreased for the reasons cited above. The increase in manufacturing costs was due to a shift in product mix to higher-end microprocessors and increased depreciation expenses associated with the ramp of Fab 36. Gross margin in the first six months of 2007 was adversely impacted due to the consolidation of ATI’s lower margin operations with ours. Gross margin was also negatively impacted during the first six months of 2007 by the inventory write-down of approximately $30 million, or one percentage point, associated with older generation microprocessor inventory and the cost of fair value adjustments of $29 million, or one percentage point, related to the inventory we acquired in the ATI acquisition and which we sold during the first quarter of 2007.

To the extent that average selling prices continue to decrease without a corresponding decrease in manufacturing costs, our gross margins will be adversely impacted. Other factors that may affect gross margin include product mix, capacity utilization, inventory valuation or excess or obsolete inventory, manufacturing yields, the timing and execution of transitions to advanced manufacturing technologies, and depreciation expense.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $34 million in the second quarter of 2007, $33 million in the first quarter of 2007 and $28 million in the second quarter of 2006. The credit to cost of sales totaled $67 million in the first six months of 2007 and $54 million in the first six months of 2006. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $475 million in the second quarter of 2007 increased 70 percent from $279 million in the second quarter of 2006 primarily because the second quarter of 2007 included the operations of ATI and research and development expenses attributable to our Computing Solutions segment increased. In the second quarter of 2007, research and development expenses attributable to the Graphics and Consumer Electronics segments were $105 million. We did not incur comparable expenses in the second quarter of 2006. Research and development expenses attributable to our Computing Solutions segment increased $84 million, or 32 percent compared to the second quarter of 2006. This increase in research and development expenses was primarily due to an increase in product design costs for the next generation of our microprocessor products and the inclusion of research and development expenses attributable to ATI’s chipset products. Research and development expenses in the second quarter of 2007 also included $7 million of severance charges for workforce reductions, which we did not incur in the second quarter of 2006.

Research and development expenses of $475 million in the second quarter of 2007 increased 10 percent from $432 million in the first quarter of 2007. The increase in research and development expenses was primarily due to a $40 million increase in research and development expenses attributable to the Computing Solutions segment due to higher product engineering and design costs for the next generation of our microprocessor products. Research and development expenses in the second quarter of 2007 also included $7 million of severance charges for workforce reductions, which we did not incur in the first quarter of 2007.

Research and development expenses of $907 million in the first six months of 2007 increased 67 percent from $543 million in the first six months of 2006 primarily because the first six months of 2007 included the operations of ATI and research and development expenses attributable to our Computing Solutions segment increased. In the first six months of 2007, research and development expenses attributable to the Graphics and Consumer Electronics segments were $212 million. We did not incur comparable expenses in the first six months of 2006. Research and development expenses attributable to our Computing Solutions segment increased $147 million, or 29 percent, in the first six months of 2007 compared to the first six months of 2006. The increase in these research and development expenses was primarily due to an increase in product design costs for next generation microprocessor products and the inclusion of research and development expenses attributable to ATI’s chipset products. The increase in research and development expenses in the first six months of 2007 compared to the first six months of 2006 was partially offset by a $15 million decrease in corporate bonus expenses. Also, research and development expenses in the first six months of 2007 included $7 million in severance charges for workforce reductions, which we did not incur in the first six months of 2006.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $9 million in the second quarter of 2007, $4 million in the first quarter of 2007 and $8 million in the second quarter of 2006. The credit to research and development expenses totaled $13 million in the first six months of 2007 and $14 million in the first six months of 2006.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $365 million in the second quarter of 2007 increased 18 percent from $309 million in the second quarter of 2006 primarily because the second quarter of 2007 included the operations of ATI. In the second quarter of 2007, marketing, general and administrative expenses for our Graphics and Consumer Electronics segments were $48 million. We did not incur comparable expenses in the second quarter of 2006. Marketing, general and administrative expenses in the second quarter of 2007 also included $7 million in severance charges for workforce reductions, which we did not incur in the second quarter of 2006.

Marketing, general and administrative expenses of $365 million in the second quarter of 2007 increased 9 percent from $335 million in the first quarter of 2007. This increase was primarily due to an $18 million increase in marketing and cooperative advertising costs attributable to the Computing Solutions segment in support of higher sales. Marketing, general and administrative expenses in the second quarter of 2007 included $7 million in severance charges for workforce reductions, which we did not incur in the first quarter of 2007.

Marketing, general and administrative expenses of $700 million in the first six months of 2007 increased 24 percent from $565 million in the first six months of 2006 because the first six months of 2007 included the operations of ATI. In the first six months of 2007, marketing, general and administrative expenses for our Graphics and Consumer Electronics segments were $91 million. We did not incur comparable expenses in the first six months of 2006. Additionally, in the first six months of 2007, marketing, general and administrative expenses attributable to our Computing Solutions segment increased

$38 million, or 7 percent, compared to the first six months of 2006 primarily due to an increase in marketing, branding and cooperative advertising expenses and an increase in information technology related expenses. Marketing, general and administrative expenses in the first six months of 2007 included $7 million of severance charges for workforce reductions which we did not incur in the first six months of 2006.

Amortization of acquired intangible assets and integration charges

Amortization of acquired intangible assets and integration charges were $78 million in the second quarter of 2007. This included $71 million of acquisition-related intangible asset amortization and a charge of $7 million to integrate AMD and ATI operations.

Amortization of acquired intangible assets and integration charges were $84 million in the first quarter of 2007. This included $71 million of acquisition-related intangible asset amortization and a charge of $13 million to integrate AMD and ATI operations.

Amortization of acquired intangible assets and integration charges were $162 million in the first six months of 2007. We did not incur comparable expenses in the first six months of 2006.

Interest Income

Interest income of $19 million in the second quarter of 2007 decreased from $35 million in the second quarter of 2006 primarily due to lower average cash balances in the second quarter of 2007 as compared to the second quarter of 2006.

Interest income of $19 million in the second quarter of 2007 increased from $16 million in the first quarter of 2007 primarily due to higher average cash balances in the second quarter of 2007 as compared to the first quarter of 2007 due primarily to the issuance of the 6.00% Notes in April 2007.

Interest income of $35 million in the first six months of 2007 decreased from $63 million in the first six months of 2006, primarily due to lower average cash balances in the first six months of 2007 as compared to the first six months of 2006.

Interest Expense

Interest expense of $99 million in the second quarter of 2007 increased $81 million from $18 million in the second quarter of 2006 primarily due to increased outstanding indebtedness. Interest expense incurred on the October 2006 Term Loan was $35 million. Interest expense incurred on the 6.00% Notes was $25 million and interest expense incurred on the Fab 36 Loan was $18 million. These borrowings were not outstanding in the second quarter of 2006. In addition, interest expense incurred on our FIN 48 tax liability was $3 million. There was no such expense in the second quarter of 2006. These factors were offset in part by a $3 million increase in capitalized interest in the second quarter of 2007 compared to the second quarter of 2006.

Interest expense of $99 million in the second quarter of 2007 increased $21 million from $78 million in the first quarter of 2007 primarily due to $25 million of interest expense incurred on the 6.00% Notes, which were not outstanding in the first quarter of 2007. In addition, interest expense on our FIN 48 tax liability increased by $2 million. These factors were offset by a decrease in interest expense incurred on the October 2006 Term loan of $8 million. Interest expense decreased because we prepaid $500 million of the aggregate principal amount outstanding on the October 2006 Term Loan in April 2007.

Interest expense of $177 million for the first six months of 2007 increased $136 million from $41 million for the first six months of 2006 because of increased outstanding indebtedness. Interest expense incurred on the October 2006 Term Loan was $78 million. Interest expense incurred on the Fab 36 Loan was $37 million and interest expense incurred on the 6.00% Notes was $25 million. These borrowings were not outstanding in the first six months of 2006. In addition, interest expense incurred on our FIN 48 tax liability was $4 million, and there was no such expense in the first six months of 2007. These factors were offset in part by an increase of $7 million of capitalized interest in the first six months of 2007 compared to the first six months of 2006.

In July 2007, the FASB agreed to issue for comment proposed FASB Staff Position (Proposed FSP) that would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We believe FASB plans to issue an exposure draft of the Proposed FSP reflecting the proposed new rules to the public in late August and to issue final guidance in November or early December of this year. This Proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented.

We are currently evaluating the proposed new rules and cannot quantify the impact at this time. However, if the Proposed FSP is adopted as it is expected to be drafted we expect to have higher interest expense starting in 2008 due to the interest expense accretion and the prior period interest expense associated with the 6.00% Notes would also reflect higher than previously reported interest expense due to retrospective application.

Other Income (Expense), Net

Other income (expense), net, of $9 million expense in the second quarter of 2007 consisted primarily of a charge of $5 million to write off unamortized debt issuance costs associated with the prepayment of $500 million of the principal outstanding amount of the October 2006 Term Loan.

Other income (expense), net, of $7 million income in the second quarter of 2006 consisted primarily of a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75 % Senior Subordinated Notes due 2016 from us offset by finance charges of $3 million related to the Fab 36 Loan Agreement.

Other income (expense), net, of $7 million expense in the first six months of 2007 consisted primarily of a charge of $5 million to write off unamortized debt issuance costs associated with our prepayment of $500 million of the principal outstanding amount of the October 2006 Term Loan.

Other income (expense), net of $13 million expense in the first six months of 2006 consisted primarily of a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes from us offset by $7 million of finance charges related to the Fab 36 Loan Agreement. Additionally, other income (expense), net also included a charge of $16 million related to a redemption premium and a charge of $4 million to write off unamortized issuance costs, incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes.

Equity in Net Loss of Spansion Inc. and other

During the first quarter of 2007, we sold 984,799 shares of Spansion Inc. Class A common stock. We received $13 million in net proceeds from the sales and realized a gain of $0.6 million which we included in the caption, “Equity in net loss of Spansion, Inc. and other,” on our condensed consolidated statements of operations. We did not sell any shares of Spansion Inc. during the second quarter of 2007. As of June 30, 2007, we owned a total of 26,544,604 shares, or approximately 19.7 percent, of Spansion’s outstanding common stock. We continue to use the equity method of accounting to reflect our share of Spansion’s results of operations because we continue to have the ability to exercise significant influence over Spansion.

In late July 2007 we sold 12,506,694 shares of Spansion’s Class A common stock and received approximately $144 million in net proceeds from the sales. As a result of these sales, our ownership interest in Spansion was reduced to 14,037,910 shares, or approximately 10.4%, of Spansion’s outstanding common stock. We expect to recognize a loss related to these sales.

As of June 30, 2007, the carrying net book value of our net equity investment in Spansion, which includes our proportionate share of Spansion’s accumulated other comprehensive income (loss), was approximately $319 million. The fair value of this investment was approximately $295 million based on the closing market price of Spansion’s common stock on June 29, 2007, the last trading day of the quarter. The fact that the fair value is lower than the carrying net book value may indicate a loss in the value of the investment that is other than temporary. We reviewed Spansion’s latest financial performance, its market environment, its future product roadmaps, and research analysts’ opinions and target price of its stock. Based on the review performed by management, we believe that the decline in the fair value of our Spansion investment is not other than temporary, and therefore, we do not believe that an impairment charge for this investment is necessary as of June 30, 2007.

To the extent that we conclude that the decline in the fair value of Spansion’s investment is other than temporary in the future, and an impairment charge is required, such charge could have a material effect on our results of operations in the period in which this conclusion is made.

Income Taxes

We recorded an income tax provision of $32 million, or -6% on pre-tax losses in the second quarter of 2007 and an income tax provision of $18 million, or 15% of pre-tax income for the second quarter of 2006. For the six months ended June 30, 2007 we recorded an income tax provision of $55 million or -5% on pre-tax losses and an income tax provision of $53 million or 15% of pre-tax income for the six months ended July 2, 2006.

The income tax provisions recorded in the first and second quarters of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provisions in the first and second quarters of 2006 were for taxes on income generated in both the U.S. and foreign jurisdictions.

As of June 30, 2007 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at June 30, 2007 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases for the fiscal quarters and six months ended June 30, 2007 and July 2, 2006 respectively, which we allocated in our condensed consolidated statements of operations as follows:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
	In millions		In millions
Cost of sales	$2	$2	$4	$4
Research and development	14	7	28	11
Marketing, general and administrative	15	9	27	18

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	31	18	59	33
Tax benefit	—	(10)	—	(10)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases, net of tax	$31	$8	$59	$23

Stock Options. The weighted-average assumptions that we applied in the lattice-binomial model that we use to value employee stock options are as follows:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 2, 2006	June 30, 2007	July 2, 2006
Expected volatility	49.81%	51.11%	49.89%	51.61%
Risk-free interest rate	4.65%	5.01%	4.66%	4.79%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.55	4.12	3.55	4.13

For the quarters ended June 30, 2007 and July 2, 2006, we granted 1,625,000 and 429,000 employee stock options, respectively, with average estimated grant date fair values of $6.11 and $14.05. For the six months ended June 30, 2007 and July 2, 2006, we granted 2,002,000 and 869,000 employee stock options, respectively, with average estimated grant date fair values of $6.07 and $14.89.

Restricted Stock Units and Awards. For the quarters ended June 30, 2007 and July 2, 2006, we granted 4,072,000 and 1,109,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.36 and $32.96. For the six months ended June 30, 2007 and July 2, 2006, we granted 5,780,000 and 2,275,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.20 and $34.96.

Employee Stock Purchase Plan. We issued 1,239,000 shares and 302,000 shares under the Employee Stock Purchase Plan (“ESPP”) during the fiscal quarters ended June 30, 2007 and July 2, 2006. We issued 1,846,000 shares and 638,000 shares under the ESPP during the six months ended June 30, 2007 and July 2, 2006. We calculate compensation expense for the ESPP using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes-Merton model.

International Sales

International sales as a percent of worldwide net sales were 86 percent in the second quarter of 2007, 70 percent in the second quarter of 2006 and 87 percent in the first quarter of 2007. We expect international sales will continue to be a significant portion of our total sales in the foreseeable future. Our net sales were primarily denominated in the U.S. dollar. International sales during the second quarter of 2007 increased from the second quarter of 2006 because ATI’s operations were consolidated with ours. Historically, ATI has had a greater proportion of its sales outside of the United States.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at June 30, 2007 totaled $1.6 billion, and our debt and capital lease obligations totaled $5.5 billion.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $594 million in the first six months of 2007. Our net loss of $1.2 billion was adjusted for non-cash charges consisting primarily of $640 million of depreciation and amortization expense, $59 million of stock-based compensation expense and $29 million related to our share of Spansion’s net loss. These charges were offset by amortization of foreign grants and subsidies of $80 million. The net changes in operating assets at June 30, 2007 compared to December 31, 2006 included a decrease in accounts receivable of $499 million due to cash collections during the first six months of 2007, an increase in inventories of $78 million, an increase in prepaid and other assets of $180 million, and a decrease in accounts payable and other accrued liabilities of $265 million. The increase in prepaid and other assets was primarily related to an increase in receivables of foreign grants and subsidies , technology licenses and prepaid insurance. Accounts payable and accrued liabilities decreased primarily because of the timing of payments made to vendors during the first six months of 2007.

Net cash provided by operating activities in the first six months of 2006 was approximately $785 million. Net income of $274 million was adjusted for non-cash charges consisting primarily of $366 million of depreciation and amortization expense, amortization of foreign grants and subsidies of $68 million and stock-based compensation expense of $33 million. The net changes in operating assets at July 2, 2006 compared to December 25, 2005 included a decrease in accounts receivable of $236 million and a decrease in payables to related parties of $187 million, primarily due to the fact that we no longer shipped products and invoiced customers on behalf of Spansion. Additionally, the increase in other assets of $61 million was primarily due to the purchase of technology licenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.1 billion in the first six months of 2007, primarily as a result of $1 billion of cash used to purchase property, plant and equipment, and a net cash outflow of $129 million from purchases and maturities of available-for-sale securities. This was partially offset by $13 million from the sale of part of our investment in Spansion Inc.

Net cash used in investing activities was $1.4 billion in the first six months of 2006, primarily $766 million of cash used to purchase property, plant and equipment. In addition we experienced a net cash outflow of $842 million from purchases and maturities of available-for-sale securities. These amounts were partially offset by proceeds of $175 million from Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes from us.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 billion in the first six months of 2007 primarily due to the issuance of $2.2 billion of 6.00% Notes during the second quarter of 2007, $156 million of capital investment grants and allowances from the Federal State of Saxony for the Fab 36 project, and $46 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options. These amounts were offset by $531 million of payments for debt and capital lease obligations, which included $500 million to prepay a portion of the principal amount outstanding under our

October 2006 Term Loan, and by $182 million for the purchase of the capped call in connection with the 6.00% Notes. During the first six months of 2007, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any financing cash flows due to our net operating loss carry-forward and 100 percent valuation allowance on our U.S. deferred tax assets.

Net cash provided by financing activities was $676 million in the first six months of 2006. This amount included $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $192 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options and $201 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project. These amounts were partially offset by $212 million in payments on debt and capital lease obligations and our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes. During the first six months of 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Liquidity

We believe that cash flows from operations, current cash, cash equivalents and marketable securities balances at June 30, 2007 and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and long term, including the approximately $800 million we plan to spend for capital expenditures for the second half of fiscal 2007. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

Under the terms of the October 2006 Term Loan, we may prepay the October 2006 Term Loan at any time without premium or penalty. In addition, we are required to prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from debt, other than excluded debt as that term is defined in the October 2006 Term Loan, incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us, subject to specified exceptions; (iii) 100 percent of extraordinary receipts, as defined in the October 2006 Term Loan, in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, unless we reinvest the proceeds; (v) commencing with the fiscal year ending December 29, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc. Prepayment of the October 2006 Term Loan from 50 percent of “excess cash flow” as used in the preceding clause (v) is intended to reach our cash income that is not actually applied to specified limited uses that merit priority over prepayment of the amount outstanding under the October 2006 Term Loan. Excess cash flow is defined as consolidated net income adjusted for non-cash items and changes in working capital, but subtracting actual capital expenditures and mandatory and optional repayment of any funded debt, other than revolving loans, except to the extent the revolving loan commitment is permanently reduced. See “Part I, Item 2 – MD&A- October 2006 Term Loan,” below for more information regarding the terms of this loan.

Despite these mandatory prepayment obligations, we believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the first six months of 2007, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at June 30, 2007, and is supplemented by the discussion following the table.

Contractual obligations at June 30, 2007 were:

Payment due by period

	Total	Remaining Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and beyond
	(In millions)
6.00% Convertible Senior Notes Due 2015	$2,200	$—	$—	$—	$—	$—	$2,200
October 2006 Term Loan	1,694	9	17	17	17	17	1,617
Fab 36 Term Loan	893	54	178	268	304	89	—
Repurchase obligations to Fab 36 Partners(1)	130	43	44	43	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	—	390
Other debt	12	1	1	2	1	2	5
Other long-term liabilities	106	—	86	5	5	5	5
Aggregate interest obligation(2)	2,163	199	361	336	306	285	676
Obligations under capital leases(3)	414	25	35	35	36	36	247
Operating leases	364	37	69	57	51	29	121
Unconditional purchase commitments(4)	2,487	482	550	513	256	185	501

Total contractual obligations	$10,853	$850	$1,341	$1,276	$976	$648	$5,762

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

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the “Indenture”), dated as of April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes (“Conversion Shares”) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the Indenture) of us under certain circumstances. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 6.00% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated April 27, 2007, between us and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which we have agreed to file a shelf registration statement with the Securities and Exchange commission for the resale by holders of the 6.00% Notes and the Conversion Shares, use our reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the Registration Rights Agreement. On July 13, 2007 we filed a shelf registration statement that was automatically declared effective. We will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement.

In connection with the issuance of the 6.00% Notes, on April 24, 2007, we purchased the Capped Call. The Capped Call has an initial strike price of $28.08 per share, subject to certain adjustment, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The Capped Call is intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allows us to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes. We do not anticipate experiencing an increase in the number of shares outstanding from the conversion of the 6.00% Notes unless the price of our common stock appreciates above $42.12 per share. If, however, the market value per share of our common stock, as measured under the terms of the Capped Call, exceeds the cap price of the Capped Call, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price. We analyzed the Capped Call under

EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and determined that it meets the criteria for classification as an equity transaction. As a result, we have recorded the purchase of the Capped Call as a reduction in additional paid-in capital and will not recognize subsequent changes in its fair value.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $2,169 million. We used approximately $182 million of the net proceeds to purchase the Capped Call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, we recorded a charge of approximately $5 million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

The accounting for the 6.00% Notes will be changed if the FASB issues its FSP on accounting for certain convertible debt instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Expense,” above.

We may elect to purchase or otherwise retire our 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are, favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

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

Through April 2007, amounts outstanding under the October 2006 Term Loan bore interest at a rate equal to the Eurodollar Rate (as defined in the October 2006 Term Loan) plus a 2.25 percent margin. From April 2007, the margin decreased by 0.25 percent because the outstanding aggregate principal amount of the October 2006 Term Loan was less than $1.75 billion. Pursuant to the October 2006 Term Loan, we may select an interest period of one, two, three, six, or if available to all the lenders, nine or twelve months for each loan. The rate of interest is reset at the beginning of each new interest period. The October 2006 Term Loan is repayable in quarterly installments commencing in December 2006 and terminating in December 2013. The initial twenty-five quarterly payments are in the principal amount of approximately $6 million. The final four quarterly repayments are in the principal amount of approximately $521 million. As of June 30, 2007, the interest rate was 7.36 percent and $1.7 billion was outstanding.

We may prepay the October 2006 Term Loan at any time without premium or penalty. In addition, we are required to prepay the October 2006 Term Loan with: (i) 100 percent of the net cash proceeds from debt, other than excluded debt as defined in the October 2006 Term Loan, incurred by us or a restricted subsidiary; (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us, subject to specified exceptions; (iii) 100 percent of extraordinary receipts, as defined in the October 2006 Term Loan in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business in excess of $30 million, unless we reinvest the proceeds; (v) commencing with the fiscal year ending December 29, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sale of capital stock of Spansion Inc.

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

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from us of $792 million under the partnership agreements which were fully completed as of June 30, 2007, revolving loans from us of up to approximately $1,015 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $433 million from Leipziger Messe and Fab 36 Beteiligungs, which were fully completed as of June 30, 2007;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of June 30, 2007;

•

up to approximately $735 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $519 million of cash has been received as of June 30, 2007; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of June 30, 2007, we had contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no principal amount of inter-company revolving loans were outstanding. These amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors and had achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.35 billion.

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

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). AMD Fab 36 KG has borrowed the full amount available under the Fab 36 Term Loan, and the total amount outstanding under the Fab 36 Term Loan was $893 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of June 30, 2007, the rate of interest for the First Installment and Second Installment was approximately 7.11 percent.

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

As of June 30, 2007, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros or 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts.

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

Pursuant to the terms of the Guarantee Agreement among us, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB- or better

As of June 30, 2007, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $792 million, Leipziger Messe agreed to provide an aggregate of $271 million and Fab 36 Beteiligungs agreed to provide an aggregate of $162 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of June 30, 2007, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $68 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $108 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $81 million in annual 20 percent installments commencing in October 2005. Through June 30, 2007, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased in total $32.5 million of Fab 36 Beteiligungs’ silent partnership contributions and $27 million of Leipziger Messe’s silent partnership contribution.

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

As of June 30, 2007, AMD Fab 36 KG had received $189 million of silent partnership contributions and $244 million of limited partnership contributions, which included a New Silent Partnership Amount of $68 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $735 million, depending on the level of capital investments by AMD Fab 36 KG.

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

As of June 30, 2007, AMD Fab 36 KG received cash allowances of $312 million for capital investments made in 2003 through 2006 as well as cash grants of $207 million for capital investments made in 2003 through 2006 and a prepayment for capital investments planned in 2007 and the first half of 2008.

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

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Notes due 2012 (the 7.75% Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the indenture governing the 7.75% Notes. Thereafter, we may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $91 million related to certain technology licenses that will be paid through 2008 and $15 million related to accrued sabbatical expenses. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of June 30, 2007, primarily consisted of $383 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $18 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $49 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at June 30, 2007. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $34 million that could be payable by us upon settlement. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority.

In addition, included in the caption, “Income Taxes Payable” on our consolidated balance sheet at June 30, 2007 is an amount of $27 million of the current portion of unrecognized tax benefits recorded under FIN 48 that we anticipate will be settled in cash.

Capital Lease Obligations

As of June 30, 2007, we had aggregate outstanding capital lease obligations of $218 million. Included in this amount is $199 million in obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing requirements. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of June 30, 2007, were $364 million, of which $58 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of June 30, 2007, were $2.5 billion for periods through 2020. These purchase commitments include $907 million related to contractual obligations of Fab 30 and Fab 36 to purchase silicon-on-insulator wafers and energy and gas and approximately $413 million representing future payments to IBM for the period from July 1, 2007 through 2011 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. In addition, unconditional purchase commitments also include $198 million for technology license agreements that require periodic payments primarily through 2009. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

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

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 30, 2007 related to underlying liabilities that are already recorded on our condensed consolidated balance sheet as of June 30, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on our condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$130	$43	$44	$43
Payment guarantees on behalf of consolidated subsidiaries(2)	127	127	—	—

Total guarantees	$257	$170	$44	$43

(1)

This amount represents the amount of silent partnership contributions that our German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $60 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by our consolidated subsidiary, AMD Fab 36 KG. We guaranteed these payment obligations on behalf of our subsidiary. At June 30, 2007, approximately $127 million was outstanding under this guarantee and recorded as a payable on our consolidated balance sheet.

Guarantees of Indebtedness Not Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of June 30, 2007, for which the related underlying liabilities are not recorded on our condensed consolidated balance sheet as of June 30, 2007 and their expected expiration dates:

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011 and beyond
	(In millions)
AMTC revolving loan guarantee	$43	$43	$—	$—	$—	$—
AMTC rental guarantee(2)	104	—	—	—	—	104
Spansion operating guarantees(3)	2	1	1	—	—	—

Total guarantees	$149	$44	$1	$—	$—	$104

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.
(2)	Amount of the guarantee diminishes as the rent is paid.
(3)	Notwithstanding the Spansion IPO, we agreed to maintain our guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, BAC and AMTC entered into a $162 million revolving credit facility and a $102 million term loan in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. With regard to these commitments by BAC and AMTC, as of June 30, 2007, we guaranteed up to $43 million plus interest and expenses under the revolving loan, and up to $21 million, initially, under the rental agreement. The obligations under the rental agreement guarantee diminish over time through 2011 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $104 million. As of June 30, 2007, $88 million was drawn under the revolving credit facility, and $50 million was drawn under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Operating Lease Guarantee

Prior to Spansion’s IPO, we guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $2 million as of June 30, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

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

In the third quarter of 2007, we expect revenue to increase in line with seasonality; operating expenses, which include research and development expenses and marketing, general and administrative expenses, to decrease slightly compared with the second quarter of 2007; gross margin to improve compared to the second quarter of 2007; and depreciation and amortization expense to be approximately $290 million. We now expect 2007 capital expenditures to be approximately $1.8 billion, a $200 million reduction from our prior guidance.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. AMD adopted FIN 48 as of January 1, 2007 as required. We reported the cumulative effect of applying FIN 48 as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

As of the date of adoption, our total gross unrecognized tax benefits were $139 million, of which $48 million, if recognized, would effect the effective tax rate. We would report the recognition of the remaining unrecognized tax benefits as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. We had accrued interest and penalties of $59 million as of the date of adoption of FIN 48.

As of the date of adoption of FIN 48, tax years 1994 – 2006 remain subject to examination in the U.S., 1999 – 2006 in Canada and 1999 – 2006 in various foreign jurisdictions.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $12 million over the next 12 months due to the potential expiration of the statute of limitations relating to a transfer pricing exposure in a foreign jurisdiction.

As a result of the implementation of FIN 48, we recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance with $56 million of current and non-current tax contingencies as of June 30, 2007.

The total gross unrecognized tax benefits decreased by $1 million in the first six months of 2007. Interest and penalties incurred in the first six months of 2007 were not material.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115. This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain non-financial instruments that are similar to financial instruments (collectively “eligible items”) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value options for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We are currently evaluating the impact, if any, of this statement upon its adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have not been significant changes in the market risk since December 31, 2006, except as mentioned below relative to the interest rate risk:

In April 2007, we issued $2.2 billion aggregate principal amount of 6.00% Notes. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015 unless the 6.00 % Notes are repurchased or converted prior to the maturity date. We used $500 million of the net proceeds to repay a portion of the amounts outstanding under our October 2006 Term Loan. As a result of this partial repayment, the margin on the interest rate for the October 2006 Term Loan was reduced from 2.25 percent to 2.00 percent. The remaining net proceeds of approximately $1.5 billion were invested in investments with short maturities or with frequent interest reset terms.

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

As of June 30 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Other than the addition of certain new controls implemented to cover the operations of ATI Technologies ULC and its subsidiaries, which were implemented effective as of April 1, 2007, there was no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GPU Class Actions

The GPU class actions were transferred to the Northern District of California by the Judicial Panel for Multidistrict Litigation. Class plaintiffs (indirect and direct) filed amended consolidated complaints in June 2007. In June 2007, defendants AMD, ATI and Nvidia filed a Motion to Stay Discovery, which was opposed by the class plaintiffs. The court granted the motion to stay discovery until disposition of the defendants’ motions to dismiss, which were filed in July 2007. The motions to dismiss are scheduled to be heard in September 2007.

U.S. Consumer Class Action Lawsuits

On December 1, 2006, plaintiffs filed a Class Certification Motion. ATI filed its opposition to Plaintiffs’ Motion for Class Certification on March 29, 2007. The class certification hearing was held on May 21, 2007.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our semiconductor graphics business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Also, Intel has stated that it intends to reenter the discrete GPU market. Either of these actions could shrink the total available market for certain of our discrete GPUs. Intel could also take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost significantly less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs. The success of our graphics business is dependent, in part, upon the success of our integrated chipset products. If our graphics products do not successfully address the discrete GPU and integrated chipset markets, our graphics business could be adversely affected.

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

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel launched its quad-core multi-chip module processors during the fourth quarter of 2006. We don’t expect to have initial shipments for revenue of our first quad-core products until the third quarter of 2007. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

Intel’s dominant position in the microprocessor market and integrated graphics chipset market, its existing relationships with top-tier OEMs and its aggressive marketing and pricing strategies could result in lower unit sales and average selling prices for our products, which could have a material adverse effect on us.

If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned capital expenditures.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of June 30, 2007, we had $1.6 billion in cash and cash equivalents. During the first six months of 2007, net cash used in operating activities was $594 million and net cash used in investing activities was $1.1 billion. During the first six months of 2007, we incurred substantial losses that have had a negative impact on cash balances. Moreover, for the remainder of 2007, we plan to make approximately $800 million of capital expenditures. However, our ability to fund these capital expenditures and our operating expenses in accordance with our business plan depends on generating sufficient revenues and cash flow from operations as well as the availability of external financing, if necessary. If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned capital expenditures.

The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. In addition, while amounts remain outstanding under the October 2006 Term Loan, we are required to prepay these amounts with (i) 100 percent of the net cash proceeds from certain debt incurred by us or a restricted subsidiary other than excluded debt as defined in the October 2006 Term Loan, (ii) 50 percent of net cash proceeds from the issuance of any capital stock by us (subject to specified exceptions); (iii) 100 percent of extraordinary receipts (as defined in the October 2006 Term Loan) in excess of $30 million; (iv) 100 percent of net cash proceeds from asset sales outside of the ordinary course of business and in excess of $30 million, subject to our ability to reinvest these proceeds; (v) commencing with the fiscal year ending December 29, 2007, 50 percent of excess cash flow; and (vi) 100 percent of net cash proceeds from sales of capital stock of Spansion Inc. These mandatory prepayment requirements limit our ability to use our cash flow, borrow additional funds or use proceeds from equity offerings for future working capital, capital expenditures, acquisitions or other general corporate purposes. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from fulfilling our obligations under the notes.

As of June 30, 2007 we had consolidated debt of approximately $5.5 billion. In addition, a significant portion of our consolidated debt bears a variable interest rate, which increases our exposure to interest rate fluctuations. Our substantial indebtedness may:

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

In addition, amounts outstanding under our October 2006 Term Loan are secured by, among other things, certain accounts receivable, a pledge of the capital stock of specific material subsidiaries, specific inter-company debt, and proceeds from any sale of our equity interest in Spansion Inc. These assets are not available to be used as security in other borrowing arrangements, which may also have a material adverse effect on our ability to borrow additional funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The October 2006 Term Loan and/or the indenture governing our 7.75% Notes contain various covenants that limit our ability to:

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

In addition, the Fab 36 Loan Agreements contain restrictive covenants, including a prohibition on the ability of our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, or AMD Fab 36 KG, and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

Our loan agreements contain cross-default provisions whereby a default under one agreement would likely result in cross default under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the October 2006 Term Loan or the indenture governing our 6.00% Notes and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the lenders under the October 2006 Term Loan or the note holders or the trustee under the indenture governing our 6.00% Notes or 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

For the second quarter of fiscal 2007, we incurred a net loss of approximately $600 million. We have taken and plan to continue to undertake a number of actions to reduce our expenses and realign our cost structure including, among other things, a reduction in planned capital expenditures for 2007 and a reduction in operating expenses for 2007. We cannot assure you that we will be able to achieve these cost reductions in a timely manner or at all, and if we are unable to do so, we could be materially adversely affected. In addition, if these reductions are not effectively implemented, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We may not realize all of the anticipated benefits of our acquisition of ATI.

The success of our acquisition of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of ATI with the businesses of AMD, and failure to realize these anticipated benefits could cause our business to be materially adversely affected. Our success in realizing these benefits and the timing of this realization depends upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

We cannot assure you that our acquisition of ATI will result in the realization of the full benefits that we anticipated. For example, it is possible that as a result of the acquisition, previous ATI customers of discrete GPUs may decide to purchase our competitors’ graphics products for use with their computer systems that incorporate Intel platforms, or that ecosystem partners will cease doing business with us because they view the former ATI operations as competitive with portions of their business. Any inability to integrate successfully, or a delay in integrating, ATI could have a material adverse effect on us.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We also make substantial investments in research and development related to product design and anticipate that we will continue to do so in the future. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In connection with the acquisition of ATI, we plan to continue to invest in research and development related to our graphics and chipset products and products for consumer electronics devices, including new integrated platforms and our design initiative called “Fusion.” Moreover, in connection with the acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. We anticipate that under this agreement, we will pay fees to IBM of between $413 million and $456 million in connection with joint development projects from July 1, 2007 to 2011.

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

Collectively, our top five customers accounted for almost half of our total revenue in the first six months of 2007. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, for the first six months of 2007, one handset manufacturer accounted for a significant percentage of the revenue of our Consumer Electronics segment. During this same period, three customers accounted for approximately one third of the revenue of our Graphics segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected. For example, during the first quarter of 2007, the handset manufacturer referenced above purchased significantly less of our products than in the immediately preceding quarter. Similarly, during the second quarter of 2007, this handset manufacturer continued to decrease its demand for our products and purchased significantly less of our products than in the first quarter. This decline contributed to lower unit shipments of our products for consumer electronics devices and negatively impacted net revenue for our Consumer Electronics segment in the first half of 2007. A continuation of this behavior would have a material adverse affect on the net revenue for our Consumer Electronics segment.

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

The business we acquired from ATI is also dependent upon the market for mobile and desktop PCs, the consumer electronics market and the markets for digital TVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. A market decline in any of these industries could cause the demand for our products to decrease and could have a material adverse effect on our results of operations.

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

The markets in which our products are sold are very competitive and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will intensify in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products, Intel and Nvidia Corporation are our principal competitors. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

If we fail to improve the efficiency of our supply chain in order to respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. Also, the breadth of our product portfolio increased significantly as a result of our acquisition of ATI, which put stress on our supply chain. We have recently experienced challenges related to the logistics of selling our products across a diverse set of customers and geographies and delivering these products on a timely basis. If we fail to adequately improve the efficiency of our supply chain and adjust our operations in response to future increases or changes in OEM demand for our products, our business could be materially adversely affected.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that support our microprocessor offerings. In addition, despite our acquisition of ATI, we continue to work with other third parties for graphics chips in order to provide our customers with a greater choice of technologies to best meet their needs.

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent cross-license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. If we are unable to secure sufficient support for our microprocessor products from designers and manufacturers of motherboards and chipsets, our business would be materially adversely affected. Our acquisition of ATI could exacerbate this problem because we design and supply a significantly greater amount of graphics products ourselves. Doing so could cause third-party designers, manufacturers and suppliers to be less willing to do business with us or to support our products out of a perceived risk that we will be less willing to support their products or because we may compete with them. As a result, these third-party designers, manufacturers and suppliers could forge relationships, or strengthen their existing relationships, with our competitors. If the designers, manufacturers and suppliers of graphics chips, motherboards, and other components decrease their support for our product offerings and increase their support for the product offerings of our competitors, our business could be materially adversely affected.

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

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. Although Chartered has begun production, the ability of Chartered to continue to ramp production on a timely basis depends on several factors beyond our control, including Chartered’s ability to continue to implement our technology at their facilities on a timely basis. In addition, we have slowed the conversion of Fab 30 into a 300-millimeter wafer manufacturing facility. If we cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

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

For example, we are largely dependent on one supplier for our silicon-on-insulator (SOI) wafers that we use to manufacture our microprocessor products. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

Industry overcapacity could cause us to under-utilize our microprocessor manufacturing facilities and have a material adverse effect on us.

Both we and our competitor, Intel, have added significant capacity in recent years, both by expanding capacity at wafer fabrication facilities and by transitioning to more advanced manufacturing technologies. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which may in the future put pressure on our average selling prices and materially adversely affect us.

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

The accounting method for convertible debt securities with net share settlement, like the 6.00% Notes, will be subject to change.

In July 2007, FASB agreed to issue for comment a proposed FASB Staff Position (the “Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We believe FASB plans to issue an exposure draft of the Proposed FSP reflecting the proposed new rules to the public in late August 2007 and to issue final guidance in November or early December of this year. This Proposed FSP is expected to be effective for fiscal years beginning after the December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented.

We are currently evaluating the proposed new rules and cannot quantify the impact at this time. However, if the proposed FSP is adopted as it is expected to be drafted, we expect to have higher interest expense starting 2008 due to the interest expense accretion, and prior period interest expense associated with the 6.00% Notes would also reflect higher than previously reported interest expense due to retrospective application.

In addition, for purposes of calculating diluted earnings per share, a convertible debt security providing for net share settlement upon conversion and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is currently accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the 6.00% Notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the 6.00% Notes exceeds their principal amount, in which event, for earnings per share purposes, we would account for the transaction as if we had issued the number of shares of our common stock necessary to settle the conversion. The proposed FSP does not affect the earnings per share accounting for convertible instruments such as the 6.00% Notes.

Conversion of the 6.00% Notes may dilute the ownership interest of our existing stockholders.

The conversion of some or all of the 6.00% Notes may dilute the ownership interests of our existing stockholders. Although the capped call transaction that we entered into in connection with the issuance of the 6.00% Notes is expected to reduce potential dilution upon conversion of the 6.00% Notes, the conversion of the 6.00% Notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds $42.12, which is the cap price of the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

The capped call transaction may affect the value of our common stock.

We entered into a capped call transaction with an affiliate of Lehman Brothers in connection with the issuance of the 6.00% Notes. The capped call transaction is expected to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the 6.00% Notes and is subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. In connection with hedging the capped call transaction, the counterparty or its affiliates: may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to the conversion of the 6.00% Notes). These activities could have the effect of decreasing the price of our common stock during any observation period related to a conversion of the 6.00% Notes. The counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the 6.00% Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modifications are likely to occur during any observation period related to a conversion of the 6.00% Notes, which may have a negative effect on the value of the consideration received upon conversion of those 6.00% Notes. In addition, we intend to exercise options we hold under the capped call transaction whenever the 6.00% Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period, if any, for the converted 6.00% Notes. If we elect to cash-settle the capped call transaction, which we are permitted to do, subject to certain conditions, it is likely the counterparty or its affiliates will sell an even greater number of shares. The effect, if any, of any of these transactions and activities on the market price of our common stock or the 6.00% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 6.00% Notes.

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

If we are unable to continue to achieve market acceptance of our AMD64 technology, we would be materially adversely affected.

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

As a result of the ATI acquisition, we sell products for the consumer electronics market, including for digital TVs and color mobile phones. There are a significant number of competitors targeting this market. The delay in acceptance of digital TV technology has also provided further opportunities for competitors to enter this market. In addition, as the telecommunications, cable and consumer electronics industries and their suppliers undergo a period of convergence, we expect that competition will increase in these markets. Our ability to succeed in these new consumer markets is subject to a number of uncertainties, including acceptance of our graphics and multimedia processors, the development of new technologies sufficient to meet market demand, the need to develop customer relationships, different sales strategies and channels, new and different industry standards from those in the PC market and changing strategic alliances. We cannot assure you that we will be able to successfully compete in this new market. If we are unable to successfully introduce products and compete in this market, we could be materially adversely affected.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue were 86 percent in the second quarter of 2007, 87 percent in the first quarter of 2007 and 70 percent in the second quarter of 2006, and China was one of our largest and fastest growing markets.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and yen, and as a result of our acquisition of ATI, the Canadian dollar. As a consequence, movements in exchange rates could cause our Canadian dollar and euro-denominated expenses and yen-based raw material purchases to increase as a percentage of revenue, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of expenditures for items such as payroll, equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

For example, the Canadian Revenue Agency, or CRA, is in the process of auditing ATI for the years 1999 -2004 with respect to transactions between ATI and its subsidiaries. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

AMD’s annual meeting of stockholders was held on May 3, 2007. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Against	Abstain
Hector de J. Ruiz	445,235,216	8,271,612	3,436,252
W. Michael Barnes	448,833,818	4,487,366	3,621,897
John E. Caldwell	441,893,679	11,345,070	3,704,331
Bruce L. Claflin	433,350,356	19,856,267	3,736,457
H. Paulett Eberhart	448,054,594	5,217,504	3,670,983
Robert B. Palmer	433,131,054	20,128,234	3,683,792
Morton L. Topfer	448,690,269	4,665,388	3,587,424

Proposal No. 2: The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year was approved.

For: 448,329,994

Against: 5,254,126

Abstain: 3,358,961

Proposal No. 3: The proposal to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 750 million to 1.5 billion shares was approved.

For: 421,458,463

Against: 31,908,706

Abstain: 3,575,912

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

ADVANCED MICRO DEVICES, INC.

Date: August 6, 2007	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer