Form 10-Q
period 2007-09-29
ADVANCED MICRO DEVICES INC
filed 2007-11-07
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 1, 2007: 554,571,779

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions except per share amounts)
Net revenue	$1,632	$1,328	$4,243	$3,876
Cost of sales	963	645	2,766	1,724

Gross margin	669	683	1,477	2,152
Research and development	467	277	1,374	820
Marketing, general and administrative	352	279	1,052	844
Amortization of acquired intangible assets and integration charges	76	6	238	6

Operating income (loss)	(226)	121	(1,187)	482
Interest income	19	31	54	94
Interest expense	(95)	(18)	(272)	(59)
Other income (expense), net	(1)	(2)	(8)	(15)

Income (loss) before minority interest, equity in loss of Spansion Inc. and other, and income taxes	(303)	132	(1,413)	502
Minority interest in consolidated subsidiaries	(9)	(7)	(26)	(20)
Equity in net loss of Spansion Inc. and other (see Note 3)	(57)	(10)	(86)	(40)

Income (loss) before income taxes	(369)	115	(1,525)	442
Provision (benefit) for income taxes	27	(21)	82	32

Net income (loss)	$(396)	$136	$(1,607)	$410

Net income (loss) per common share:
Basic	$(0.71)	$0.28	$(2.92)	$0.86
Diluted	$(0.71)	$0.27	$(2.92)	$0.82

Shares used in per share calculation:
Basic	554	486	551	478
Diluted	554	497	551	497

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 29, 2007 (Unaudited)	December 31, 2006*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,096	$1,380
Marketable securities	432	161

Total cash and cash equivalents and marketable securities	1,528	1,541
Accounts receivable	689	1,153
Allowance for doubtful accounts	(7)	(13)

Total accounts receivable, net	682	1,140
Inventories:
Raw materials	56	83
Work-in-process	564	545
Finished goods	219	186

Total inventories	839	814
Deferred income taxes	62	25
Prepaid expenses and other current assets	432	443
Total current assets	3,543	3,963
Property, plant and equipment:
Land and land improvements	50	53
Buildings and leasehold improvements	1,247	1,410
Equipment	6,154	5,202
Construction in progress	702	672

Total property, plant and equipment	8,153	7,337
Accumulated depreciation and amortization	(3,428)	(3,350)

Property, plant and equipment, net	4,725	3,987
Acquisition related intangible assets, net (see Note 4)	994	1,207
Goodwill (see Note 4)	3,165	3,217
Investment in Spansion (see Note 3)	—	371
Other assets	507	402

Total assets	$12,934	$13,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,064	$1,338
Accrued compensation and benefits	198	177
Accrued liabilities	833	716
Income taxes payable	71	78
Deferred income on shipments to distributors	106	169
Current portion of long-term debt and capital lease obligations	218	125
Other current liabilities	212	249

Total current liabilities	2,702	2,852
Deferred income taxes	32	31
Long-term debt and capital lease obligations, less current portion	5,117	3,672
Other long-term liabilities (see Note 10)	650	517
Minority interest in consolidated subsidiaries	308	290
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 29, 2007 and 750 shares authorized on December 31, 2006; shares issued: 561 on September 29, 2007 and 553 on December 31, 2006; shares outstanding: 555 on September 29, 2007 and 547 on December 31, 2006	6	5
Capital in excess of par value	5,375	5,409
Treasury stock, at cost (7 shares on September 29, 2007 and December 31, 2006)	(95)	(93)
Retained earnings (deficit)	(1,328)	308
Accumulated other comprehensive income	167	156

Total stockholders’ equity	4,125	5,785

Total liabilities and stockholders’ equity	$12,934	$13,147

*	Amounts as of December 31, 2006 are derived from the December 31, 2006 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29, 2007	October 1, 2006
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,607)	$410
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interest in consolidated subsidiaries	26	20
Depreciation and amortization	974	567
Provision reversal for doubtful accounts	(6)	(1)
Equity in net loss of Spansion Inc. and other	86	41
Provision for deferred income taxes	25	—
Foreign grant and subsidy amortization	(127)	(110)
Net (gain) loss on disposal of property, plant and equipment	(5)	7
Compensation recognized under employee stock plans	86	50
Non-cash foreign exchange loss	25	8
Gain on Spansion’s repurchase of its 12.75% Senior Subordinated Notes	—	(10)
Other	17	(2)
Changes in operating assets and liabilities:
Accounts receivable	464	119
Receivable from Spansion	15	94
Inventories	(23)	(76)
Prepaid expenses and other current assets	(180)	(21)
Other assets	6	(170)
Accounts payables and accrued liabilities	(72)	269
Accounts payable to Spansion	2	(194)
Income taxes payable	(77)	14

Net cash (used in) provided by operating activities	(371)	1,015

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,419)	(1,191)
Proceeds from sale of property, plant and equipment	42	4
Repayment of loans by Spansion	—	22
Proceeds from sale of Spansion Inc. stock	157	—
Purchases of available-for-sale securities	(406)	(1,942)
Proceeds from sale and maturity of available-for-sale securities	255	1,972
Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	—	175
Other	22	2

Net cash used in investing activities	(1,349)	(958)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(2,255)	(213)
Proceeds from borrowings, net of issuance costs	3,649	—
Repayments of obligations on minority interest investments	(48)	—
Purchase of capped call instrument in connection with borrowings	(182)	—
Proceeds from foreign grants and subsidies	210	202
Proceeds from equity offering	—	495
Proceeds from issuance of common stock under stock-based compensation plans	62	213
Other	—	(3)

Net cash provided by financing activities	1,436	694

Net increase (decrease) in cash and cash equivalents	(284)	751

Cash and cash equivalents at beginning of period	1,380	633

Cash and cash equivalents at end of period	1,096	$1,384

Non-cash investing and financing activities:

Capital leases	$58	$18

Conversion of senior convertible debt	$—	$500

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

The Company uses a 52- to -53 week fiscal year. Prior to December 31, 2006, the Company’s fiscal year ended on the last Sunday in December. Commencing in 2007, the Company began using a 52- to -53 week fiscal year ending on the last Saturday in December. The quarter and nine months ended September 29, 2007 consisted of 13 weeks and 39 weeks, respectively. The quarter and nine months ended October 1, 2006 consisted of 13 weeks and 40 weeks, respectively.

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

Due to the initial public offering of Spansion Inc. (Spansion) on December 21, 2005, the Company used the equity method of accounting to reflect its share of Spansion’s net losses from December 21, 2005 through September 19, 2007. Because the Company’s share ownership in Spansion has decreased coupled with other factors that removed the Company’s ability to significantly influence the strategic operating, investing and financing decisions of Spansion, the Company changed its accounting for this investment from the equity method of accounting to accounting for the investment as “available-for-sale” marketable securities under Financial Accounting Standards Board (FASB) Standard No. 115 Accounting for Certain Investments in Debt and Equity Securities. Effective September 20, 2007 the Company reclassified its remaining investment in Spansion to marketable securities.

Recently Issued Accounting Pronouncements. In June 2006, the Emerging Issue Task Force (EITF) reached a final consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in FASB Statement No. 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits as they are earned. The accounting required under this consensus was effective for fiscal years beginning after December 15, 2006. Upon adoption, companies had the option to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted the new accounting requirement on January 1, 2007, and recorded a cumulative effect adjustment of approximately $23 million to its beginning retained earnings balance. Prior to adoption of EITF 06-2, the Company accrued for sabbatical leave expense only when employees were fully vested in this benefit.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 as required. (See Note 12).

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. As released it will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB recently stated that it would consider a potential deferral on the application of SFAS 157 to the fair value measurement of non-financial assets and liabilities. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and plans to adopt it as required.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company is currently evaluating the impact, if any, of this statement upon its adoption.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units (RSUs) and employee stock purchases under the Company’s Employee Stock Purchase Plan (ESPP) under FASB Statement No.123R (revised 2004), Share-Based Payments (Statement 123R) for the fiscal quarters and nine months ended September 29, 2007 and October 1, 2006, respectively, which was allocated in the condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions)		(In millions)
Cost of sales	$2	$2	$6	$6
Research and development	14	6	42	17
Marketing, general, and administrative	11	9	38	27

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	27	17	86	50
Tax benefit	—	(5)	—	(15)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$27	$12	$86	$35

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarters Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
Expected volatility	60.05%	52.58%	52.53%	51.92%
Risk-free interest rate	4.33%	4.89%	4.58%	4.82%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.55	4.14	3.55	4.13

For the quarters ended September 29, 2007 and October 1, 2006, the Company granted 704,000 and 402,000 employee stock options, respectively, with average estimated grant date fair values of $5.52 and $7.87. For the nine months ended September 29, 2007 and October 1, 2006, the Company granted 2,705,000 and 1,272,000 employee stock options, respectively, with average estimated grant date fair values of $5.93 and $12.67.

Restricted Stock Units and Awards. For the quarters ended September 29, 2007 and October 1, 2006, the Company granted 382,000 and 934,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $12.08 and $19.66. For the nine months ended September 29, 2007 and October 1, 2006, the Company granted 6,163,000 and 3,209,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.01 and $30.50.

Employee Stock Purchase Plan. The Company issued 1,217,000 shares and 454,000 shares under the ESPP during the fiscal quarters ended September 29, 2007 and October 1, 2006, respectively. The Company issued 3,063,000 shares and 1,093,000 shares under the ESPP during the nine months ended September 29, 2007 and October 1, 2006, respectively. ESPP compensation expense is calculated using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes-Merton model.

3. Investment in Spansion Inc.

During the first quarter of 2007, the Company sold 984,799 shares of Spansion Class A common stock. The Company received $13 million in net proceeds from the sales and realized a gain of $0.6 million which was included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s condensed consolidated statements of operations. The Company did not sell any shares of Spansion during the second quarter of 2007. As of June 30, 2007, the Company owned a total of 26,544,604 shares, or approximately 19.7 percent, of Spansion’s outstanding common stock. The Company continued to use the equity method of accounting to reflect its share of Spansion’s results of operations because the Company continued to have the ability to exercise significant influence over Spansion.

In July 2007, the Company sold 12,506,694 shares of Spansion Class A common stock. The Company received $144 million in net proceeds from these sales and realized a loss of $2 million which is included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s condensed consolidated statements of operations. The Company continued to use the equity method of accounting to reflect its share of Spansion’s results of operations because the Company continued to have the ability to exercise significant influence over Spansion because Dr. Hector de J. Ruiz, the CEO of the Company, still presided over the Board of Directors of Spansion as the Chairman of the Board.

On September 20, 2007, Dr. Ruiz resigned from the Board of Directors of Spansion and the Company no longer had any right to appoint a director to Spansion’s Board of Directors. Therefore, the Company changed its accounting for this investment from the equity method of accounting to accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

After giving consideration to Spansion’s operating results, its stock price changes in the past six months, and the Company’s intention to liquidate its investment, the Company concluded that this investment was impaired as of September 29, 2007. Therefore, the Company recorded an other-than-temporary impairment charge of $42 million in the third quarter of 2007, reflecting the write-down of this investment to its fair market value of approximately $119 million, which is the revised carrying amount of this investment on our financial statements. This impairment charge is included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s condensed consolidated statements of operations.

As of September 29, 2007, the Company owned a total of 14,037,910 shares, or approximately 10.4 percent, of Spansion’s outstanding common stock. This investment is included in the caption “Marketable Securities” on the Company’s condensed consolidated balance sheet dated September 29, 2007.

To the extent that the fair value of the Company’s investment in Spansion changes in the future due to fluctuations in Spansion’s stock price, the Company would record either an unrealized gain or an unrealized loss within “Accumulated Other Comprehensive Income”, a component of Stockholders’ Equity on the Company’s balance sheet. Should the Company sell shares of Spansion in the future, it would record either a realized gain or a realized loss. In addition, to the extent that the Company concludes that any unrealized loss is other-than-temporary, the Company would record further impairment charges.

4. Goodwill and Acquisition Related Intangible Assets

In conjunction with the acquisition of ATI in October 2006, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Computing Solutions, (ii) Graphics, and (iii) Consumer Electronics. Goodwill by reportable segment is set forth in the table below.

The Company will perform its annual goodwill impairment analysis during the fourth quarter of 2007. At this time, the Company cannot estimate the outcome of the analysis. To the extent the Company concludes an impairment charge is required, such charge would be recorded in operating income in the fourth quarter of 2007.

The changes in the carrying amount of goodwill by operating segment for the quarter ended September 29, 2007, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balance at December 31, 2006	$—	$1,237	$1,980	$3,217
Reclassification due to change in segments (1)	166	(166)	—	—
Goodwill adjustments (2)	(4)	(34)	(14)	(52)

Balance at September 29, 2007	$162	$1,037	$1,966	$3,165

(1)	Starting in the first quarter of 2007, the Company began to include revenue from the sale of ATI’s chipsets, which was included in the Graphics and Chipset segment in the fourth quarter of 2006, in the Computing Solutions segment. As a result of this change, the Company reclassified $166 million of goodwill associated with the ATI chipset products from the Graphics segment to the Computing Solutions segment.

(2)	Adjustments to goodwill primarily represent changes in acquired pre-acquisition income tax liabilities assumed (which will continue to be applied to goodwill until ultimately settled with the tax authorities), including the cumulative accounting impact upon adoption of FIN 48 on pre-acquisition ATI tax contingencies.

The changes in the balances of acquisition-related intangible assets for the nine months ended September 29, 2007, and the net book value of acquisition-related intangible assets at September 29, 2007 were as follows:

	Intangible Assets, Gross		Accumulated Amortization			Net Book Value
(In millions)	December 31, 2006	September 29, 2007	December 31, 2006	Nine Months Ended September 29, 2007 Expense	September 29, 2007	December 31, 2006	September 29, 2007	Weighted Average Amortization Period (in months)
Developed product
Technology	$752	$752	$(25)	$(113)	$(138)	$727	$614	60
Game Console royalty agreements	147	147	(5)	(22)	(27)	142	120	60
Customer Relationships	257	257	(11)	(48)	(59)	246	198	48
Trademark and trade name	62	62	(1)	(7)	(8)	61	54	84
Customer backlog	36	36	(5)	(23)	(28)	31	8	14

Total	$1,254	$1,254	$(47)	$(213)	$(260)	$1,207	$994

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

Fiscal Year	(In millions)
Remaining 2007	$71
2008	253
2009	253
2010	242
2011	159
Thereafter	16

Total	$994

5. Net Income (Loss) Per Common Share

The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions except per share data)
Numerator:
Income (loss) per common share	$(396)	$136	$(1,607)	$410

Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022:
Interest expense, net of tax	—	—	—	3
Profit sharing expense adjustment, net of tax	—	—	—	(1)

Diluted income (loss) per common share	$(396)	136	$(1,607)	$412

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	554	486	551	478
Effect of dilutive potential common shares:
Employee stock options, restricted stock and RSUs	—	11	—	16
Effect of assumed conversion of 4.75% Senior Convertible Debentures due 2022	—	—	—	3

Dilutive potential common shares	—	11	—	19

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	554	497	551	497

Net income (loss) per common share:
Basic	$(0.71)	$0.28	$(2.92)	$0.86
Diluted	$(0.71)	$0.27	$(2.92)	$0.82

Potentially dilutive common shares totaling approximately 55 million for the quarter and nine months ended September 29, 2007, respectively, were not included in the net loss per common share calculation as their inclusion would have been anti-dilutive. Potentially dilutive common shares totaling approximately nine million for the quarter ended October 1, 2006 and three million for the nine months ended October 1, 2006, respectively, were not included in the net income per common share calculation as their inclusion would have been anti-dilutive.

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

•

the Graphics and Chipsets segment, which included graphics, video and multimedia products and ATI chipsets for use in desktop and notebook PCs, including home media PCs, professional workstations and servers, and related revenue; and

•

the Consumer Electronics segment, which included products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the CODM began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

In addition to the reportable segments, the All Other category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Following the ATI acquisition, the Company began including employee stock-based compensation expense, profit sharing expense and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation. For the quarter and nine months ended September 29, 2007, the All Other category also includes severance charges related to workforce reductions.

The following table is a summary of the Company’s net revenue and operating income (loss) by segment with reconciliations to net income (loss) for the quarters and nine months ended September 29, 2007 and October 1, 2006:

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions)
Computing Solutions
Net revenue	$1,283	$1,328	$3,299	$3,880
Operating income (loss)	(112)	167	(691)	615
Graphics
Net revenue	252	—	644	—
Operating income (loss)	(3)	—	(88)	—
Consumer Electronics
Net revenue	97	—	300	—
Operating income (loss)	(3)	—	(29)	—
All Other
Net revenue	—	—	—	(4)
Operating income (loss)	(108)	(46)	(379)	(133)
Total
Net revenue	1,632	1,328	4,243	3,876
Operating income (loss)	(226)	121	(1,187)	482
Interest income	19	31	54	94
Interest expense	(95)	(18)	(272)	(59)
Other income (expense), net	(1)	(2)	(8)	(15)
Minority interest in consolidated subsidiaries	(9)	(7)	(26)	(20)
Equity in net loss of Spansion Inc. and other	(57)	(10)	(86)	(40)

Income (loss) before income taxes	(369)	115	(1,525)	442
Provision for income taxes	27	(21)	82	32

Net income (loss)	$(396)	$136	$(1,607)	$410

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions)
Net income (loss)	$(396)	$136	$(1,607)	$410
Net change in unrealized gains (losses) on available-for- sale securities, net of taxes	(2)	3	(2)	(1)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	14	(6)	22	6
Net change in cumulative translation adjustments	(6)	(8)	(9)	(1)

Other comprehensive income (loss)	6	(11)	11	4

Total comprehensive income (loss)	$(390)	$125	$(1,596)	$414

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 29, 2007 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of September 29, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$137	$46	$46	$45
Payment guarantees on behalf of consolidated subsidiaries(2)	116	116	—	—

Total guarantees	$253	$162	$46	$45

(1)

This amount represents the amount of silent partnership contributions that the Company’s German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $63 million, which is based on the Company’s assumptions regarding wafer output. This is recorded within long term debt and capital lease obligations on the Company’s condensed consolidated balance sheet.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary and recorded them as a payable on the Company’s consolidated balance sheet.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 29, 2007, for which the related underlying liabilities are not recorded on the Company’s condensed consolidated balance sheet as of September 29, 2007 and their expected expiration dates:

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011 and Beyond
	(In millions)
AMTC revolving loan guarantee	$46	$46	$—	$—	$—	$—
AMTC rental guarantee(2)	94	—	—	—	—	94
Spansion operating lease guarantees(3)	2	1	1	—	—	—

Total guarantees	$142	$47	$1	$—	$—	$94

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

(2)	Amount of the guarantee diminishes as the rent is paid.

(3)	Notwithstanding the Spansion IPO, the Company agreed to maintain its guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005, DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. To finance the project, AMTC and BAC entered into a $171 million revolving loan and a $107 million term loan, respectively, in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. As of September 29, 2007, the Company guaranteed up to $46 million plus interest and expenses under the revolving loan. The Company also guarantees the obligations under the rental agreement. The obligations under the rental agreement guarantee diminish over time through June 2012 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of the Company’s obligations under the rental agreement guarantee is $94 million. As of September 29, 2007, $93 million was drawn under the revolving loan, and $50 million was outstanding under the term loan. The Company has not recorded any liability in its consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Operating Lease Guarantee

Prior to Spansion’s IPO, the Company guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $2 million as of September 29, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because the Company concluded the fair value of the guarantees is not significant after considering various factors, including Spansion’s ability to service these obligations and the short maturity of the indebtedness.

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

Changes in the Company’s potential liability for product warranty during the nine months ended September 29, 2007 and October 1, 2006 were as follows:

	Nine Months Ended
	September 29, 2007	October 1, 2006
	(In millions)
Balance, beginning of the period	$26	$19
New warranties issued during the period	19	37
Settlements during the period	(22)	(25)
Changes in liability for pre-existing warranties during the period, including Expirations	(9)	(3)

Balance, end of the period	$14	$28

The decrease in the liability for product warranty balance was primarily driven by fewer new warranties being issued in the first nine months of 2007 compared to the first nine months of 2006 due to lower revenues in the Company’s Computing Solutions segment and improved product return rates in the first nine months of 2007 compared to the first nine months of 2006.

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

The accruals under the 2002 Restructuring Plan at December 31, 2006 were $67 million and consisted primarily of remaining lease payments on abandoned facilities, net of estimated sublease income, that are payable through 2011. During the quarter and nine months ended September 29, 2007, the Company paid an aggregate amount of $4 million and $13 million, respectively, related to facility exit costs. As a result, the accruals as of September 29, 2007 were $54 million.

As of September 29, 2007 and December 31, 2006, $35 million and $48 million, of the total restructuring accruals of $54 million and $67 million, respectively, were included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10.

10. Other Long-Term Liabilities

The Company’s other long-term liabilities at September 29, 2007 and December 31, 2006 consisted of:

	September 29, 2007	December 31, 2006
	(In millions)
Fab 30/Fab 36 deferred grants and subsidies	$403	$364
Restructuring accrual (see Note 9)	35	48
Deferred gain on sale leaseback of building	17	18
Payables for technology licenses	115	66
Unrecognized tax benefits	50	—
Accrued sabbatical and other	30	21

	$650	$517

11. Other Financial Matters

Issuance of 5.75% Convertible Senior Notes due 2012

On August 14, 2007, the Company issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008. The 5.75% Notes mature on August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the “5.75% Indenture”), dated as of August 14, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of the Company’s common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of our common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of the Company under certain circumstances. Holders of the 5.75% Notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 5.75% Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

The 5.75% Notes rank equally in right of payment with the Company’s existing and future senior debt and senior in right of payment to all of its future subordinated debt. The 5.75% Notes rank junior in right of payment to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 5.75% Notes, the Company also entered into a Registration Rights Agreement (the 5.75% Registration Rights Agreement), dated August 14, 2007, between the Company and Lehman Brothers Inc. (the initial purchaser), pursuant to which the Company has agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale by holders of the 5.75% Notes and the shares of common stock of the Company issuable upon conversion of the notes, use its reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 5.75% Registration Rights Agreement. The Company could be subject to paying additional interest on the 5.75% Notes for the period during which a default under the 5.75% Registration Rights Agreement exists.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $1,479 million. The Company used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance under a Credit Agreement with Morgan Stanley Funding Inc. dated October 24, 2006 (October 2006 Term Loan). All security interests under the October 2006 Term Loan were released. In connection with this repayment, the Company recorded a charge of approximately $17 million for the remaining unamortized debt issuance costs associated with the October 2006 Term Loan, which is classified as “Other income (expense), net” on the Company’s condensed consolidated statement of operations.

Issuance of 6.00% Convertible Senior Notes due 2015 and Purchase of Capped Call

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture), dated April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes (Conversion Shares) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) of the Company under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 6.00% Indenture) or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of its future subordinated debt. The 6.00% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, the Company also entered into a Registration Rights Agreement (the 6.00% Registration Rights Agreement), dated April 27, 2007, between the Company and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which the Company has agreed to file a shelf registration statement with the SEC for the resale by holders of the 6.00% Notes and the Conversion Shares, use its reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 6.00% Registration Rights Agreement. On July 13, 2007 the Company filed a shelf registration statement that was automatically declared effective. The Company will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement.

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

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $2,169 million. The Company used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, the Company recorded a charge of approximately $5 million for unamortized debt issuance costs.

Increase in Authorized Share Capital

On May 3, 2007, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 750 million to 1.5 billion shares.

12. Income Taxes

The Company recorded an income tax provision of $27 million, or -9 percent, on pre-tax losses in the third quarter of 2007 and an income tax benefit of $21 million, or -17 percent of pre-tax income, for the third quarter of 2006. For the nine months ended September 29, 2007 the Company recorded an income tax provision of $82 million or -6 percent, on pre-tax losses. For the nine months ended October 1, 2006, the Company recorded an income tax provision of $32 million, or 7 percent of pre-tax income.

The income tax provisions recorded in the first three quarters of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provision in the first three quarters of 2006 was for taxes on income generated in both the U.S. and foreign jurisdictions.

On January 1, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

As of the date of adoption, the Company’s total gross unrecognized tax benefits were $149 million, of which $57 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

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

As of September 29, 2007 substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at September 29, 2007 in management’s estimate, is not more likely than not to be achieved.

As a result of the implementation of FIN 48, the Company has recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance with $56 million of current and non-current tax contingencies as of September 29, 2007.

Total gross unrecognized tax benefits decreased by $15 million in the first nine months of 2007, of which $11 million, if recognized, would affect the effective tax rate. Substantially all of this decrease occurred in the third quarter of 2007 and resulted from settlements with taxing authorities. Interest and penalties decreased by $13 million and $1 million respectively in the first nine months of 2007. Substantially all of the reduction in interest and penalties occurred in the third quarter of 2007 and the reduction in interest was primarily due to the expiration of the statute of limitations in foreign jurisdictions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: our cost reduction efforts; the timing of new product releases; the growth and competitive landscape of the markets in which we participate; our revenues; our capital expenditures; our operating expenses; our depreciation and amortization expense; our acquisition-related charges; our income tax expense; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; and (7) our ability to make additional investment in research and development and that such opportunities will be available. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that our cost reduction plans may not be effective; (4) that we may be unable to raise sufficient capital, on favorable terms or at all; (5) that we may be unable to realize all of the anticipated benefits of our recent acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (6) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (7) that we may be unable to develop, launch and ramp new products and technologies in the volumes and mix required by the market at mature yields and on a timely basis; (8) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (9) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (10) that we may be unable to improve the efficiency of our supply chain; (11) that we may be unable to increase or even maintain sales to the distribution channel; (12) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (13) that we may under-utilize our microprocessor manufacturing facilities; and (14) the effect of political or economic instability, domestically or internationally, on our sales or production.

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

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and our consolidated subsidiaries, including a discussion of our results of operations for the third quarter of 2007 compared to the third quarter of 2006 and the second quarter of 2007, and the first nine months of 2007 compared to the first nine months of 2006, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

Our results of operations for the first nine months of 2007 included sales of graphics, video, multimedia and chipset products, and products for consumer electronics devices attributable to our Computing Solutions, Consumer Electronics and Graphics segments. However, we are not able to provide any comparative information for the Consumer Electronics and Graphics segments for the third quarter and the first nine months of 2006 because prior to our acquisition of ATI Technologies Inc. in October 2006, we did not sell these products. Moreover, the results of operations for our Computing Solutions segment for the third quarter of 2007 and the first nine months of 2007 are not fully comparable to the results for the Computing Solutions segment for the third quarter of 2006 and the first nine months of 2006 because the results for the periods in 2006 excluded revenue from sales of chipsets historically sold by ATI (ATI chipsets). For the same reasons, total net revenues for the third quarter of 2007 and the first nine months of 2007 are not fully comparable to prior periods.

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

During the third quarter of 2007, we improved our gross margins, reduced our operating loss by more than half and improved our cash flow as compared to the second quarter of 2007. We also began shipping our Quad-Core AMD Opteron™ processors in the third quarter of 2007. Net revenue in the third quarter of 2007 was $1.6 billion, an 18 percent increase compared to the second quarter of 2007 and a 23 percent increase from the third quarter of 2006. Net revenue in the third quarter of 2007 increased compared to the second quarter of 2007 primarily due to increased unit shipments of products included in our Computing Solutions segment, particularly microprocessors for desktop and notebook PCs, and increased sales of recently introduced products included in our Graphics segment. Net revenue in the third quarter of 2007 increased from the third quarter of 2006 due to the inclusion of revenue attributable to the Consumer Electronics and Graphics segments and to sales of ATI chipsets. This revenue was not included in the third quarter of 2006 because it was prior to the acquisition of ATI.

Gross margin, as a percentage of net revenue, for the third quarter of 2007 was 41 percent, an increase of eight percentage points compared to 33 percent in the second quarter of 2007 and a decrease of ten percentage points compared to 51 percent in the third quarter of 2006. Gross margin in the third quarter of 2007 increased compared to the second quarter of 2007 due to higher unit shipments, improved microprocessor manufacturing efficiencies, improved inventory management and a richer product mix of graphics processors and microprocessors. Gross margin in the third quarter of 2007 was ten percentage points lower than in the third quarter of 2006 primarily due to lower microprocessor average selling prices. In addition, consolidated gross margin in the third quarter of 2007 was unfavorably impacted due to the consolidation of ATI’s lower margin operations into ours.

The net operating loss for the third quarter of 2007 was $226 million, an improvement of $231 million over the $457 million operating loss we reported in the second quarter of 2007 and a deterioration of $347 million compared to the operating profit of $121 million we reported for the third quarter of 2006. While revenue in the third quarter of 2007 increased compared to the second quarter of 2007, our total operating costs, consisting of cost of goods sold, research and development expenses and marketing, general and administrative expenses, remained relatively flat resulting in the reduction to our operating loss. The year-on-year decline in our operating performance was due to lower microprocessor average selling prices, increased operating expenses from the inclusion of ATI’s businesses, higher operating expenses for our Computing Solutions segment from marketing expenses and increased investment in new product development, and the addition of amortization expense for ATI acquisition-related intangibles from October 25, 2006.

Results for the third quarter of 2007 included ATI acquisition-related charges of $76 million, an impairment charge on our investment in Spansion’s common stock of $42 million, stock-based compensation expense of $27 million and a tax expense of $27 million primarily due to the need for a deferred tax liability related to the large tax deductions we receive for the amortization of goodwill from the acquisition of ATI, which is not amortized through earnings for financial reporting purposes, and for foreign current taxes. Our cash, cash equivalents and marketable securities as of September 29, 2007 were $1.5 billion, a decrease of $66 million compared to June 30, 2007 due to the repayment of our October 2006 Term Loan, offset by positive cash flows from operations of $223 million, net proceeds from the issuance of our 5.75% Convertible Senior Notes due 2012 and the inclusion of the fair market value of our ownership interest in Spansion Inc. of $119 million in our marketable securities balance. Previously, the value of our investment in Spansion, Inc. was reported in our “Investment in Spansion” account on our condensed consolidated balance sheet.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that resulted in those changes and how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Upon adoption of FIN 48 as required at January 1, 2007, we have elected to recognize accrued interest and penalties associated with unrecognized tax benefits as interest expense and income tax expense, respectively.

Management believes there have been no significant changes during the quarter ended September 29, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

By Reportable Segment

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), equity in net loss of Spansion Inc. and other, income taxes and minority interest. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

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

•

the Graphics and Chipsets segment, which included graphics, video and multimedia products and ATI chipsets sold for use in desktop and notebook PCs, including home media PCs, professional workstations and servers and related revenue; and

•

the Consumer Electronics segment, which included products for and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and royalties received in connection with sales of game console systems that incorporate our technology.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the Chief Operating Decision Maker, or CODM, began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which includes graphics, video and multimedia products developed for use in desktop and notebook computers, including home media PCs, professional workstations and servers; and

•

the Consumer Electronics segment, which includes products for and revenue related to mobile phones and PDAs, digital televisions and other consumer electronics and royalties received in connection with the sale of game console systems that incorporate our technology.

In addition to the reportable segments, the All Other category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Following the ATI acquisition, we began including employee stock-based compensation expense, profit sharing expense and ATI acquisition-related and integration charges in the All Other category. Prior period segment information has been reclassified to conform to the current period’s presentation. For the quarter and nine months ended September 29, 2007, respectively, the All Other category also included severance charges related to workforce reductions.

We use a 52- to 53-week fiscal year. Prior to December 31, 2006, our fiscal year ended on the last Sunday in December. Commencing in 2007, our fiscal year ends on the last Saturday in December. The quarters ended October 1, 2006, June 30, 2007 and September 29, 2007 each included 13 weeks. The nine months ended October 1, 2006 included 40 weeks, and the nine months ended September 29, 2007 included 39 weeks. The quarter and the nine months ended October 1, 2006 did not include any sales of products attributable to our Consumer Electronics and Graphics segments or any revenues from ATI chipsets as the acquisition of ATI did not occur until October 24, 2006.

The following is a summary of our net revenue and operating income (loss) by segment for the periods presented below:

	Quarter Ended			Nine Months Ended
	September 29, 2007	June 30, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions)			(In millions)
Computing Solutions
Net revenue	$1,283	$1,098	$1,328	$3,299	$3,880
Operating income (loss)	(112)	(258)	167	(691)	615
Graphics
Net revenue	252	195	—	644	—
Operating income (loss)	(3)	(50)	—	(88)	—
Consumer Electronics
Net revenue	97	85	—	300	—
Operating income (loss)	(3)	(22)	—	(29)	—
All Other
Net revenue	—	—	—	—	(4)
Operating income (loss)	(108)	(127)	(46)	(379)	(133)
Total
Net revenue	1,632	1,378	1,328	4,243	3,876
Operating income (loss)	$(226)	$(457)	$121	$(1,187)	$482

Computing Solutions

Computing Solutions net revenue of $1,283 million in the third quarter of 2007 decreased by $45 million, or three percent, compared to net revenue of $1,328 million in the third quarter of 2006 despite the inclusion of revenue from the sale of ATI chipsets in the third quarter of 2007. In the third quarter of 2006, we did not have sales of ATI chipsets because it was prior to the ATI acquisition. Net revenue decreased as a result of a 36 percent decrease in average selling prices of products included in our Computing Solutions segment, partially offset by a 51 percent increase in unit shipments. The decrease in average selling prices in the third quarter of 2007 was caused by a decrease in the average selling prices of our microprocessor products and the inclusion of sales of ATI chipsets. Chipsets generally have lower average selling prices than microprocessors. Microprocessor average selling prices decreased due to both competitive market conditions and a higher concentration of sales of processors for desktop and notebook PCs, which generally carry lower average selling prices than our processors for servers. Unit shipments increased primarily due to increased customer demand for our microprocessors for notebook and desktop PCs and the inclusion of ATI chipset sales. In the third quarter of 2007, neither overall Computing Solutions net revenue nor microprocessor average selling prices were significantly affected by sales of Quad-Core AMD Opteron processors which we began shipping late in the quarter.

Computing Solutions net revenue of $1,283 million in the third quarter of 2007 increased 17 percent compared to net revenue of $1,098 million in the second quarter of 2007 primarily as a result of an 11 percent increase in unit shipments and a five percent increase in average selling prices. The increase in unit shipments was primarily driven by a 16 percent increase in microprocessor unit shipments, driven by increased demand for our microprocessors for notebook and desktop PCs. The increase in average selling prices was primarily driven by sales of a richer mix of microprocessor products in the third quarter of 2007 compared to the second quarter of 2007.

Computing Solutions net revenue of $3,299 million in the first nine months of 2007 decreased 15 percent compared to net revenue of $3,880 million in the first nine months of 2006 despite the inclusion of revenue from sales of ATI chipsets in the first nine months of 2007. The decrease in net revenue was driven by a 41 percent decrease in average selling prices caused by a decline in microprocessor average selling prices due to competitive market conditions. The decline in net revenue was partially mitigated by a 43 percent increase in unit shipments primarily due to the inclusion of sales of ATI chipsets in the first nine months of 2007.

Computing Solutions operating loss was $112 million in the third quarter of 2007 compared to operating income of $167 million in the third quarter of 2006. The operating loss was primarily due to the $45 million decrease in revenue described above, a $119 million increase in manufacturing expenses, a $91 million increase in research and development expenses and a $25 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Manufacturing expenses increased predominantly due to the inclusion of ATI’s chipset business in the Computing Solutions segment and higher microprocessor manufacturing costs to support the increased unit shipments in the third quarter of 2007.

Computing Solutions operating loss was $112 million in the third quarter of 2007 compared to an operating loss of $258 million in the second quarter of 2007. The reduction in operating loss was primarily due to a 17 percent increase in net revenue while cost of sales and operating expenses remained relatively flat. Compared to the second quarter of 2007, we also managed our inventory more efficiently. An inventory write-down charge of approximately $30 million taken in the second quarter of 2007 for our older generation microprocessor inventory did not recur in the third quarter of 2007.

Computing Solutions operating loss was $691 million in the first nine months of 2007 compared to operating income of $615 million in the first nine months of 2006. The operating loss was primarily due to a 15 percent decrease in net revenue, higher cost of sales corresponding to the 43 percent increase in unit shipments, an inventory write-down charge of approximately $30 million referenced above, a $238 million increase in research and development expenses and a $63 million increase in marketing, general and administrative expenses. Net revenue decreased for the reasons set forth above. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue and operating loss in the third quarter of 2007 were $252 million and $3 million, respectively. Graphics net revenue and operating loss in the first nine months of 2007 were $644 million and $88 million, respectively. We did not sell comparable products in the third quarter or the first nine months of 2006 prior to the acquisition of ATI.

Graphics net revenue of $252 million in the third quarter of 2007 increased 29 percent compared to net revenue of $195 million in the second quarter of 2007 as a result of a 25 percent increase in unit shipments. Unit shipments increased primarily due to higher demand for our graphics products for desktop PCs and our recently introduced graphics products. Average selling prices increased three percent primarily due to a more favorable sales mix, with a shift in sales to higher-priced graphics products for desktop PCs.

Graphics operating loss of $3 million in the third quarter of 2007 declined by $47 million compared to an operating loss of $50 million in the second quarter of 2007. The reduction in operating loss was primarily due to an increase of 29 percent in net revenue, an eight percent decrease in research and development expenses and a six percent decrease in marketing, general and administrative expenses in response to cost reduction efforts.

Consumer Electronics

Consumer Electronics net revenue and operating loss in the third quarter of 2007 were $97 million and $3 million, respectively. Consumer Electronics net revenue and operating loss in the first nine months of 2007 were $300 million and $29 million, respectively. We did not sell comparable products in the third quarter or the first nine months of 2006 prior to the acquisition of ATI.

Consumer Electronics net revenue of $97 million in the third quarter of 2007 increased 14 percent compared to net revenue of $85 million in the second quarter of 2007 primarily as a result of increased royalties from the sale of game console systems that incorporated our technology and a 31 percent increase in unit shipments of products for handheld devices. This increase was partially offset by a 17 percent decrease in average selling prices due to a less favorable sales mix, with a shift in sales to lower-priced products.

Consumer Electronics operating loss was $3 million in the third quarter of 2007, an improvement of $19 million compared to an operating loss of $22 million in the second quarter of 2007. The decrease in operating loss was primarily due to the 14 percent increase in net revenue coupled with research and development and marketing, general and administrative expenses being relatively flat.

All Other Category

All Other operating loss of $108 million in the third quarter of 2007 increased by $62 million compared to an operating loss of $46 million in the third quarter of 2006. The increase in our operating loss was primarily attributable to ATI acquisition-related intangible asset amortization of $71 million and an increase in employee stock-based compensation expense of $10 million, partially offset by a decrease in profit sharing expense of $13 million. Additionally, in the third quarter of 2006 we wrote-off $10 million of prepaid assets related to Personal Internet Communicator (PIC) products as a result of our decision to cease manufacturing processors for these products. There were no corresponding charges in the third quarter of 2007.

All Other operating loss of $108 million in the third quarter of 2007 decreased by $19 million compared to an operating loss of $127 million in the second quarter of 2007. The decrease in operating loss was primarily attributable to a $12 million decrease in severance charges for workforce reductions and a $4 million decrease in employee stock-based compensation expense.

All Other operating loss of $379 million in the first nine months of 2007 increased by $246 million compared to an operating loss of $133 million in the first nine months of 2006. The increase in operating loss was primarily attributable to a $232 million increase in ATI acquisition-related charges, an increase in employee stock-based compensation expense of $36 million, fair value adjustments of acquired inventory of $29 million and severance charges of $18 million. These increases were offset by a decrease in profit sharing expense of $47 million. Additionally, in the first nine months of 2006 we wrote off $20 million of inventory and prepaid assets related to PIC products as a result of our decision to cease manufacturing processors for these products. There were no corresponding charges in the first nine months of 2007.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Nine Months Ended
	September 29, 2007	June 30, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions except for percentages)
Cost of sales	$963	$917	$645	$2,766	$1,724
Gross margin	669	461	683	1,477	2,152
Gross margin percentage	41%	33%	51%	35%	56%
Research and Development	$467	$475	$277	$1,374	$820
Marketing, General and Administrative	352	365	279	1,052	844
Amortization of acquired intangible assets and integration charges	76	78	6	238	6
Interest income	19	19	31	54	94
Interest expense	(95)	(99)	(18)	(272)	(59)
Other income (expense), net	(1)	(9)	(2)	(8)	(15)
Income tax provision (benefit)	27	32	(21)	82	32

Gross Margin

Gross margin, as a percentage of net revenue, decreased to 41 percent in the third quarter of 2007 compared to 51 percent in the third quarter of 2006 primarily due to lower average selling prices for our microprocessor products. In addition, consolidated gross margin was unfavorably impacted due to the consolidation of ATI’s lower margin operations into ours in the third quarter of 2007.

Gross margin, as a percentage of net revenue, increased to 41 percent in the third quarter of 2007 compared to 33 percent in the second quarter of 2007. Higher unit shipments and improved microprocessor manufacturing efficiencies accounted for approximately 3 percentage points of improvement to the gross margin. A richer product mix of graphics processors and microprocessors contributed to higher average selling prices and approximately 2 percentage points of improvement to gross margin. Improved inventory management accounted for approximately 3 percentage points of improvement to gross margin, of which approximately 2 percentage points resulted from our recording an inventory write-down charge of $30 million for older generation microprocessors in the second quarter of 2007.

Gross margin decreased to 35 percent in the first nine months of 2007 compared to 56 percent in the first nine months of 2006 due to lower average selling prices and higher manufacturing costs in the first nine months of 2007 compared to the first nine months of 2006. The increase in manufacturing costs was due to a shift in product mix to higher-end microprocessors and increased expenses associated with the ramp of Fab 36. Moreover, gross margin in the first nine months of 2007 was unfavorably impacted due to the consolidation of ATI’s lower margin operations with ours. Gross margin was also negatively impacted during the first nine months of 2007 by an inventory write-down charge of approximately $30 million, or one percentage point of year-to-date revenue, associated with older generation microprocessor inventory and the cost of fair value adjustments of $29 million, or one percentage point, related to the inventory we acquired in the ATI acquisition and sold during the first quarter of 2007.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $34 million in the third quarter of 2007, $34 million in the second quarter of 2007 and $30 million in the third quarter of 2006. The credit to cost of sales totaled $101 million in the first nine months of 2007 and $84 million in the first nine months of 2006. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $467 million in the third quarter of 2007 increased 69 percent from $277 million in the third quarter of 2006 primarily because the third quarter of 2007 included the operations of ATI and because of increased research and development expenses for our Computing Solutions segment. In the third quarter of 2007, research and development expenses attributable to the Graphics and Consumer Electronics segments were $98 million. We did not incur comparable expenses in the third quarter of 2006. Research and development expense for our Computing Solutions segment in the third quarter of 2007 increased $91 million compared to the third quarter of 2006 due to continued investment in development of quad-core processors and other future generation microprocessor products and 45 nanometer process technology as well as the addition of research and development expenses for ATI chipset products.

Research and development expenses of $467 million in the third quarter of 2007 decreased 2 percent from $475 million in the second quarter of 2007. This decrease is primarily due to the absence of $7 million of severance charges for workforce reductions in the third quarter of 2007, which we incurred in the second quarter of 2007.

Research and development expenses of $1,374 million in the first nine months of 2007 increased 68 percent from $820 million in the first nine months of 2006 primarily because the first nine months of 2007 included the operations of ATI and because of increased research and development expenses for our Computing Solutions segment. In the first nine months of 2007, research and development expenses attributable to the Graphics and Consumer Electronics segments were $309 million. We did not incur comparable expenses in the first nine months of 2006. Research and development expenses for the Computing Solutions segment increased by $238 million due to continued investment in development of our future generation microprocessor products and manufacturing process technology as well as expenses for ATI chipset products, which were not incurred in the first nine months of 2006. Additionally, research and development expenses in the first nine months of 2007 included $7 million in severance charges for workforce reductions, which we did not incur in the first nine months of 2006. A year-on-year decrease in bonus expenses of $17 million partially offset the increased research and development expenses from the first nine months of 2006 to the first nine months of 2007.

We also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $11 million in the third quarter of 2007, $9 million in the second quarter of 2007 and $11 million in the third quarter of 2006. The credit to research and development expenses totaled $24 million in the first nine months of 2007 and $25 million in the first nine months of 2006.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $352 million in the third quarter of 2007 increased 26 percent from $279 million in the third quarter of 2006 primarily because the third quarter of 2007 included the operations of ATI and we experienced increased marketing and corporate administrative expenses attributable to the Computing Solutions segment. In the third quarter of 2007, marketing, general and administrative expenses for our Graphics and Consumer Electronics segments were $45 million. We did not incur comparable expenses in the third quarter of 2006. Also, third quarter marketing, general and administrative expenses for our Computing Solutions segment increased $25 million compared to the third quarter of 2006 due to increases in marketing programs with new and existing customers and legal expenses related to ongoing litigation. However, marketing, general and administrative expenses for the third quarter of 2006 included $3 million in the All Other segment for PIC marketing expenses, which we did not incur in the third quarter of 2007.

Marketing, general and administrative expenses of $352 million in the third quarter of 2007 decreased 4 percent from $365 million in the second quarter of 2007. This decrease was primarily due to a decrease of $8 million in expenses related to marketing programs.

Marketing, general and administrative expenses of $1,052 million in the first nine months of 2007 increased 25 percent from $844 million in the first nine months of 2006 because the first nine months of 2007 included the operations of ATI, and the marketing, general and administrative expenses for our Computing Solutions segment increased. In the first nine months of 2007, marketing, general and administrative expenses for our Graphics and Consumer Electronics segments were $136 million. We did not incur comparable expenses in the first nine months of 2006. Marketing, general and administrative expenses for our Computing Solutions segment increased $63 million due to increases in marketing programs with new and existing customers and legal expenses related to ongoing litigation. Marketing, general and administrative expenses in the first nine months of 2007 in our All Other segment increased $17 million, including an increase of $10 million in severance charges for workforce reductions and $8 million in corporate administrative costs.

Amortization of acquired intangible assets and integration charges

Amortization of acquired intangible assets and integration charges were $76 million in the third quarter of 2007, consisting of $71 million of acquisition-related intangible asset amortization and a charge of $5 million related to the integration of AMD and ATI operations.

Amortization of acquired intangible assets and integration charges were $78 million in the second quarter of 2007, consisting of $71 million of acquisition-related intangible asset amortization and a charge of $7 million related to the integration of AMD and ATI operations.

Amortization of acquired intangible assets and integration charges were $238 million in the first nine months of 2007 compared to $6 million in the first nine months of 2006. In the first nine months of 2007 we incurred amortization expense for acquisition-related intangibles of $213 million and integration charges of $25 million. We did not incur amortization expense for acquisition-related intangibles in the first nine months of 2006. The $19 million increase in integration charges from the first nine months of 2006 to the first nine months of 2007 was attributable to post-acquisition integration activities.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. All of our goodwill and acquisition-related intangible assets outstanding as of September 29, 2007 were related to our acquisition of ATI. We will perform our annual goodwill impairment analysis during the fourth quarter of 2007. At this time, we cannot estimate the outcome of the analysis and to the extent we conclude that an impairment charge is required, we would record this charge in operating income in the fourth quarter of 2007.

Interest Income

Interest income of $19 million in the third quarter of 2007 decreased from $31 million in the third quarter of 2006 primarily due to lower average cash balances in the third quarter of 2007 as compared to the third quarter of 2006.

Interest income of $19 million in the third quarter of 2007 was flat as compared to the second quarter of 2007.

Interest income of $54 million in the first nine months of 2007 decreased from $94 million in the first nine months of 2006, primarily due to lower average cash balances in the first nine months of 2007 as compared to the first nine months of 2006.

Interest Expense

Interest expense of $95 million in the third quarter of 2007 increased $77 million compared to $18 million in the third quarter of 2006 primarily due to increased outstanding indebtedness. Interest expense incurred in the third quarter of 2007 was as follows: $34 million for the amount outstanding under the 6.00% Notes; $19 million for the amount outstanding under the Fab 36 Term Loan; $15 million for the amount outstanding under the October 2006 Term Loan and $12 million for the amount outstanding under the 5.75% Notes. These borrowings were not outstanding in the third quarter of 2006. Interest expense in the third quarter of 2007 was partially offset by a credit of $3 million related to the interest accrual on our FIN 48 tax liability due to the expiration of the statute of limitations in a foreign tax jurisdiction.

Interest expense of $95 million in the third quarter of 2007 decreased $4 million compared to $99 million in the second quarter of 2007 primarily due to a decrease of $20 million in interest expense incurred on the October 2006 Term Loan, which we repaid in full in August 2007. In addition, interest expense on our FIN 48 tax liability decreased by $6 million compared to the second quarter of 2007 because we reversed a $3 million accrual of interest due to the expiration of the statute of limitations in a foreign tax jurisdiction and recorded $3 million less interest in the third quarter of 2007 compared to the second quarter of 2007. These factors were offset by an increase in interest expense incurred on our 5.75% Notes of $12 million, which were not outstanding in the second quarter of 2007. In addition, the interest expense incurred on the 6.00% Notes increased by $10 million because we incurred a full quarter of interest expense in the third quarter of 2007. We issued the 6.00% Notes in April 2007 and therefore incurred interest on these notes during only a portion of the second quarter of 2007.

Interest expense of $272 million for the first nine months of 2007 increased $213 million compared to $59 million for the first nine months of 2006 primarily due to increased outstanding indebtedness. Interest expense incurred in the first nine months of 2007 was as follows: $94 million for the amount outstanding under the October 2006 Term Loan; $59 million for the amount outstanding under the 6.00% Notes; $55 million for the amount outstanding under our Fab 36 Term Loan and $12 million for the amount outstanding under the 5.75% Notes. These borrowings were not outstanding in the first nine months of 2006. These factors were offset in part by an increase of $10 million of capitalized interest in the first nine months of 2007 compared to the first nine months of 2006 primarily in connection with the construction of our new campus in Austin, Texas.

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules on our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The FASB plans to issue the final FSP by December 2007 and, if issued as exposed, would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would require that the final FSP be applied retrospectively to all periods presented.

We are currently evaluating the proposed FSP and cannot currently quantify the exact impact on us. However, if the final FSP is issued as it is currently drafted, we expect to have higher interest expense starting in 2008 due to the interest expense accretion. In addition, if the final FSP retains the retrospective application provisions of the proposed FSP, our prior period interest expense associated with the 6.00% Notes would be higher than previously reported.

Other Income (Expense), Net

Other income (expense), net, of $1 million expense in the third quarter of 2007 consisted primarily of a charge of $17 million to write off unamortized debt issuance costs associated with the prepayment of $1,694 million of the outstanding principal under the October 2006 Term Loan, a charge of $3 million for an impairment loss on an equity investment and an offsetting gain of $19 million on the sale of vacant land in Sunnyvale, California.

Other income (expense), net, of $2 million expense in the third quarter of 2006 consisted primarily of quarterly commitment fees related to the Fab 36 Term Loan.

Other income (expense), net, of $9 million expense in the second quarter of 2007 consisted primarily of a charge of $5 million to write off unamortized debt issuance costs associated with our prepayment of $500 million of the outstanding principal on the October 2006 Term Loan.

Other income (expense), net, of $8 million expense in the first nine months of 2007 consisted primarily of a charge of $22 million to write off unamortized debt issuance costs associated with our prepayment of $2,194 million of the outstanding principal under the October 2006 Term Loan and a charge of $3 million for an impairment loss on an equity investment, partially offset by a gain of $19 million on the sale of vacant land in Sunnyvale, California.

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

Equity in Net Loss of Spansion Inc. and other

During the first quarter of 2007, we sold 984,799 shares of Spansion Class A common stock. We received $13 million in net proceeds from the sales and realized a gain of $0.6 million which is included in the caption, “Equity in net loss of Spansion Inc. and other,” on our condensed consolidated statements of operations. We did not sell any shares of Spansion during the second quarter of 2007. As of June 30, 2007, we owned a total of 26,544,604 shares, or approximately 19.7 percent, of Spansion’s outstanding common stock. We continued to use the equity method of accounting to reflect our share of Spansion’s results of operations because we continued to have the ability to exercise significant influence over Spansion.

In July 2007, we sold 12,506,694 shares of Spansion Class A common stock. We received $144 million in net proceeds from these sales and realized a loss of $2 million which was included in the caption, “Equity in net loss of Spansion Inc. and other,” on our condensed consolidated statements of operations. We continued to use the equity method of accounting to reflect our share of Spansion’s results of operations because we continued to have the ability to exercise significant influence over Spansion because Dr. Hector de J. Ruiz, our CEO, still presided over the Board of Directors of Spansion as the Chairman of the Board.

On September 20, 2007, Dr. Ruiz resigned from the Board of Directors of Spansion and we no longer had any right to appoint a director to Spansion’s Board of Directors. Therefore, we changed our accounting for this investment from the equity method of accounting to accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

After giving consideration to Spansion’s operating results, its stock price changes in the past six months, and our intention to liquidate our investment, we concluded that this investment was impaired as of September 29, 2007. Therefore, we recorded an other-than-temporary impairment charge of $42 million in the third quarter of 2007, reflecting the write-down of this investment to its fair market value of approximately $119 million, which is the revised carrying amount of this investment on our financial statements. This impairment charge was included in the caption, “Equity in net loss of Spansion, Inc. and other,” on our condensed consolidated statements of operations.

As of September 29, 2007, we owned a total of 14,037,910 shares, or approximately 10.4 percent, of Spansion’s outstanding common stock. This investment was included in the caption, “Marketable securities,” on our condensed consolidated balance sheet dated September 29, 2007.

To the extent that the fair value of our investment in Spansion changes in the future due to fluctuations in Spansion’s stock price, we would record either an unrealized gain or an unrealized loss within “Accumulated Other Comprehensive Income”, a component of Stockholders’ Equity on our balance sheet. Should we sell shares of Spansion in the future, we would record either a realized gain or a realized loss. In addition, to the extent that we conclude any unrealized loss is deemed other-than-temporary, we would record further impairment charges.

Income Taxes

We recorded an income tax provision of $27 million, or -9 percent on pre-tax losses, in the third quarter of 2007 and an income tax benefit of $21 million, or -17 percent of pre-tax income, for the third quarter of 2006. For the nine months ended September 29, 2007 we recorded an income tax provision of $82 million, or -6 percent on pre-tax losses. For the nine months ended October 1, 2006, we recorded an income tax provision of $32 million, or 7 percent of pre-tax income.

The income tax provisions recorded in the first three quarters of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign current taxes. The income tax provisions recorded in the first three quarters of 2006 were for taxes on income generated in both the U.S. and foreign jurisdictions.

As of September 29, 2007 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance that was initially established in the fourth quarter of 2002. The realization of these assets is dependent on substantial future taxable income which at September 29, 2007 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan (ESPP) under FASB Statement No. 123R (revised 2004), Share-Based Payments (Statement 123R) for the fiscal quarters and nine months ended September 29, 2007 and October 1, 2006, respectively, which we allocated in our condensed consolidated statements of operations as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
	(In millions)		(In millions)
Cost of sales	$2	$2	$6	$6
Research and development	14	6	42	17
Marketing, general, and administrative	11	9	38	27
Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	27	17	86	50
Tax benefit	—	(5)	—	(15)

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$27	$12	$86	$35

Stock Options. The weighted-average assumptions applied in the lattice-binomial model that we used to value our employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2007	October 1, 2006	September 29, 2007	October 1, 2006
Expected volatility	60.05%	52.58%	52.53%	51.92%
Risk-free interest rate	4.33%	4.89%	4.58%	4.82%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.55	4.14	3.55	4.13

For the quarters ended September 29, 2007 and October 1, 2006, we granted 704,000 and 402,000 employee stock options, respectively, with average estimated grant date fair values of $5.52 and $7.87. For the nine months ended September 29, 2007 and October 1, 2006, we granted 2,705,000 and 1,272,000 employee stock options, respectively, with average estimated grant date fair values of $5.93 and $12.67.

Restricted Stock Units and Awards. For the quarters ended September 29, 2007 and October 1, 2006, we granted 382,000 and 934,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $12.08 and $19.66. For the nine months ended September 29, 2007 and October 1, 2006, we granted 6,163,000 and 3,209,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $15.01 and $30.50.

Employee Stock Purchase Plan. We issued 1,217,000 shares and 454,000 shares under the ESPP during the fiscal quarters ended September 29, 2007 and October 1, 2006. We issued 3,063,000 shares and 1,093,000 shares under the ESPP during the nine months ended September 29, 2007 and October 1, 2006. We calculate ESPP compensation expense using the fair value of the employees’ purchase rights at the grant date under the Black-Scholes-Merton model.

International Sales

International sales as a percent of worldwide net sales were 89 percent in the third quarter of 2007, 71 percent in the third quarter of 2006 and 86 percent in the second quarter of 2007. We expect international sales will continue to be a significant portion of our total sales in the foreseeable future. Our net sales were primarily denominated in the U.S. dollar. International sales during the third quarter of 2007 increased from the third quarter of 2006 because ATI’s operations were consolidated with ours. Historically, ATI has had a greater proportion of its sales outside of the United States.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at September 29, 2007 totaled $1.5 billion. This amount includes $119 million of marketable securities, representing the revised carrying value of our remaining investment in Spansion. Previously, the value of our investment in Spansion, Inc. was reported in our “Investment in Spansion” account on our condensed consolidated balance sheet. Our debt and capital lease obligations totaled $5.3 billion as of September 29, 2007.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $371 million in the first nine months of 2007. Non-cash charges included in our net loss of $1.6 billion consisted primarily of $974 million of depreciation and amortization expense, $86 million of stock-based compensation expense and $86 million related to our share of Spansion’s net loss. These charges were offset by amortization of foreign grants and subsidies of $127 million. The net changes in operating assets for the first nine months of 2007 included a decrease of $464 million in accounts receivable partially offset by an increase of $180 million in prepaid and other assets and a decrease of $72 million in accounts payable and accrued liabilities. Greater efficiency in management and collection of accounts receivables resulted in the decline of our accounts receivable balance. The increase in prepaid and other assets was driven by increases in receivables for foreign grants and subsidies, purchases of technology licenses and an increase in prepaid insurance.

Net cash provided by operating activities in the first nine months of 2006 was approximately $1,015 million. Non-cash items included in our net income of $410 million consisted primarily of $567 million of depreciation and amortization expense, amortization of foreign grants and subsidies of $110 million, stock-based compensation expense of $50 million and equity share in Spansion’s loss of $41 million. The net changes in operating assets for the first nine months of 2006 included a decrease in accounts receivable of $119 million and a decrease in payables to related parties of $194 million, primarily related to the cessation of product shipments and customer invoicing on behalf of Spansion. Prior to the second quarter of 2006, we shipped products to and invoiced Spansion’s customers in our name on behalf of Spansion. The $170 million increase in other assets was primarily due to purchases of new technology licenses. The $269 million increase in accounts payable and accrued liabilities was primarily related to purchases of equipment for Fab 36 and greater purchases of raw materials due to increased operations in our former Computation Products segment.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.3 billion in the first nine months of 2007, primarily as a result of $1.4 billion of cash used to purchase property, plant and equipment, and a net cash outflow of $151 million from purchases and maturities of available-for-sale securities. This was partially offset by $157 million proceeds from the sale of a portion of our ownership interest in Spansion.

Net cash used in investing activities was $958 million in the first nine months of 2006, primarily as a result of $1,191 million of cash used to purchase property, plant and equipment. In addition we received a net cash inflow of $30 million from purchases and maturities of available-for-sale securities and proceeds of $175 million from Spansion LLC’s repurchase from us of its 12.75% Senior Subordinated Notes.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,436 million in the first nine months of 2007, primarily due to net proceeds of $2,169 million from the issuance of our 6.00% Notes during the second quarter of 2007, net proceeds of $1,479 million from the issuance of our 5.75% Notes during the third quarter of 2007, $210 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, and $62 million in proceeds from the issuance of stock under our ESPP and the exercise of employee stock options. These amounts were offset by $2,255 million of payments for debt and capital lease obligations, which included $2,216 million to repay the full principal amount outstanding under our October 2006 Term Loan, and $182 million for the purchase of the capped call in connection with the 6.00% Notes. During the first nine months of 2007, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any financing cash flows due to our net operating loss carry-forward and 100 percent valuation allowance on our U.S. deferred tax assets.

Net cash provided by financing activities was $694 million in the first nine months of 2006. This amount included $495 million from the sale of 14,096,000 shares of our common stock in an equity offering, $213 million in proceeds from the issuance of stock under our ESPP and the exercise of employee stock options and $202 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project. These amounts were partially offset by $213 million in payments on debt and capital lease obligations and our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes. During the first nine months of 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at September 29, 2007, anticipated cash flow from operations and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and over the longer term, including the approximately $300 million we plan to spend for capital expenditures during the fourth quarter of fiscal 2007. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

We believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

We have an ongoing authorization from our Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During the first nine months of 2007, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at September 29, 2007, and is supplemented by the discussion following the table.

Contractual obligations at September 29, 2007 were:

Payment due by period

Payment due by period

		Remaining Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal 2012
	Total	2007	2008	2009	2010	2011	and beyond
	(In millions)
5.75% Senior Note due 2012	1,500	$—	$—	$—	$—	$—	$1,500
6% Senior Notes Due 2015	2,200	—	—	—	—	—	2,200
Fab 36 Term Loan	866	27	178	268	304	89	—
Repurchase obligations to Fab 36 Partners(1)	137	46	46	45	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	—	390
Other debt	13	—	2	2	2	2	5
Other long-term liabilities	143	—	24	77	23	6	13
Aggregate interest obligation(2)	1,794	83	323	299	270	251	568
Obligations under capital leases(3)	448	10	41	40	40	40	277
Operating leases	352	19	72	58	53	28	122
Unconditional purchase commitments(4)	2,255	275	515	519	258	189	499

Total contractual obligations	$10,098	$460	$1,201	$1,308	$950	$605	$5,574

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations for our debt obligations, excluding capital lease obligations, including the guaranteed rate of return on the unaffiliated partners’ silent partnership contributions, which is based on our assumptions regarding wafer output.

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

5.75% Convertible Senior Notes due 2012

On August 14, 2007, we issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012 The terms of the 5.75% Notes are governed by an Indenture (the “5.75% Indenture”), dated as of August 14, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of our common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of our common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of the Company under certain circumstances. Holders of the 5.75% Notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

The 5.75% Notes rank equally in right of payment with our existing and future senior debt and senior in right of payment to all of our future subordinated debt. The 5.75% Notes rank junior in right of payment to all our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

In connection with the issuance and sale of the 5.75% Notes, we also entered into a Registration Rights Agreement (the “5.75% Registration Rights Agreement”), dated August 14, 2007, between us and Lehman Brothers Inc. (the initial purchaser), pursuant to which we have agreed to file a shelf registration statement with the SEC for the resale by holders of the 5.75% Notes and the shares of our common stock issuable upon conversion of the notes, use our reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 5.75% Registration Rights Agreement. We could be subject to paying additional interest on the 5.75% Notes for the period during which a default under the 5.75% Registration Rights Agreement exists.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $1,479 million. We used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance of the October 2006 Term Loan. All security interests under the October 2006 Term Loan have been released. In connection with this repayment, we recorded a charge of approximately $17 million to write off the remaining unamortized debt issuance costs associated with the October 2006 Term Loan.

We may elect to purchase or otherwise retire our 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition, and results of operations.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the “6.00% Indenture”), dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes (“6.00% Conversion Shares”) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) of us under certain circumstances. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 6.00% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, we also entered into a Registration Rights Agreement (the “6.00% Registration Rights Agreement”), dated April 27, 2007, between us and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which we have agreed to file a shelf registration statement with the SEC for the resale by holders of the 6.00% Notes and the 6.00% Conversion Shares, use our reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 6.00% Registration Rights Agreement. On July 13, 2007 we filed a shelf registration statement that was automatically declared effective. We will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement.

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

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. See “Risk Factors—Risks Related to Our Business” under the caption “The accounting method for convertible debt securities with net share settlement, like the 6.00% Notes, will be subject to change.” See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Expense,” above.

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

To date, we have provided a significant portion of financing for Fab 36. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We also receive grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from us of $834 million under the partnership agreements which were fully completed as of September 29, 2007, revolving loans from us of up to approximately $1,070 million, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $456 million from Leipziger Messe and Fab 36 Beteiligungs, which were fully completed as of September 29, 2007;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of September 29, 2007;

•

up to approximately $774 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $541 million of cash has been received as of September 29, 2007; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

We contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements, and as of September 29, 2007 no principal amount of inter-company revolving loans was outstanding. These amounts have been eliminated in our consolidated financial statements.

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

On October 13, 2006, we executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG had the option to borrow in U.S. dollars as long as our group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) was at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below $1 billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros).

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). AMD Fab 36 KG has borrowed the full amount available under the Fab 36 Term Loan, and the total amount outstanding under the Fab 36 Term Loan as of September 29, 2007 was $866 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of September 29, 2007, the rate of interest for the First Installment was approximately 7.235 percent and for the Second Installment was approximately 7.075 percent.

The amended and restated Fab 36 Term Loan also sets forth certain covenants applicable to AMD Fab 36 KG. For example, for as long as group consolidated cash is at least $1 billion, our credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, the only financial covenant that AMD Fab 36 KG is required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value (as defined in the agreement) as at the end of any relevant period specified in Column A below cannot exceed the percentage set out opposite such relevant period in Column B below:

Column A	Column B
(Relevant Period)	(Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50 percent
up to and including 31 December 2009	45 percent
Thereafter	40 percent

As of September 29, 2007, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s or B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros or 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts.

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

As of September 29, 2007, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

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

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG, (collectively referred to as the AMD companies) entered into a series of agreements (the partnership agreements) with Leipziger Messe and Fab 36 Beteiligungs relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership was established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $834 million, Leipziger Messe agreed to provide an aggregate of $285 million and Fab 36 Beteiligungs agreed to provide an aggregate of $171 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. All capital contributions have been made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $71 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and

Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $5 million to Leipziger Messe and a premium of $3 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin are required to repurchase Leipziger Messe’s silent partnership interest of $114 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $86 million in annual 20 percent installments commencing in October 2005. As of September 29, 2007, AMD Fab 36 Holding and AMD Fab 36 Admin have repurchased $34 million of Fab 36 Beteiligungs’ silent partnership contributions and $29 million of Leipziger Messe’s silent partnership contribution.

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

As of September 29, 2007, AMD Fab 36 KG had received $200 million of silent partnership contributions and $257 million of limited partnership contributions, which included a New Silent Partnership Amount of $71 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the accompanying consolidated balance sheet.

In addition to support from us and the consortium of banks referred to above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•	subsidies consisting of grants and allowances totaling up to approximately $774 million, depending on the level of capital investments by AMD Fab 36 KG.

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

As of September 29, 2007, AMD Fab 36 KG received cash allowances of $320 million for capital investments made in 2003 through 2006 as well as cash grants of $221 million for capital investments made in 2003 through 2006 and a prepayment for capital investments in 2007 and the first half of 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indentures governing our 7.75% Notes, 6.00% Notes and 5.75% Notes. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $115 million related to certain technology licenses that will be paid through 2008 and $28 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of September 29, 2007, primarily consisted of $403 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $17 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $50 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at September 29, 2007. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $35 million that could be payable by us upon settlement. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority.

Capital Lease Obligations

As of September 29, 2007, we had aggregate outstanding capital lease obligations of $229 million. Included in this amount is $209 million in obligations under certain energy supply contracts which AMD Fab 36 KG entered into with local energy suppliers to provide Fab 36 with utilities (gas, electricity, heating and cooling) to meet the energy demand for our manufacturing requirements. We accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and SFAS No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of September 29, 2007, were $352 million, of which $54 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of September 29, 2007, were $2.3 billion for periods through 2020. These purchase commitments include $890 million related to contractual obligations of Fab 30 and Fab 36 to purchase energy and gas and approximately $430 million representing future payments to IBM for the period from September 30, 2007 through 2011 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. Purchase orders for goods and services that are cancelable without significant penalties are not included in the amount set forth in the table above.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada through a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Unaudited Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 29, 2007 related to underlying liabilities that are already recorded on our condensed consolidated balance sheet as of September 29, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on our condensed consolidated balance sheet for these guarantees:

	Amounts Guaranteed	Remaining 2007	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$137	$46	$46	$45
Payment guarantees on behalf of consolidated subsidiaries(2)	116	116	—	—

Total guarantees	$253	$162	$46	$45

(1)

This amount represents the amount of silent partnership contributions that our German subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $63 million which is based on our assumptions regarding wafer output. This is recorded within long term debt and capital lease obligations on our condensed consolidated balance sheet.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by our consolidated subsidiary, AMD Fab 36 KG. We guaranteed these payment obligations on behalf of our subsidiary and they are recorded as a payable on our consolidated balance sheet.

Guarantees of Indebtedness Not Recorded on Our Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of September 29, 2007, for which the related underlying liabilities are not recorded on our condensed consolidated balance sheet as of September 29, 2007 and their expected expiration dates:

	Amounts Guaranteed(1)	Remaining 2007	2008	2009	2010	2011 and beyond
	(In millions)
AMTC revolving loan guarantee	$46	$46	$—	$—	$—	$—
AMTC rental guarantee(2)	94	—	—	—	—	94
Spansion operating guarantees(3)	2	1	1	—	—	—

Total guarantees	$142	$47	$1	$—	$—	$94

(1)	Amounts represent the principal amount of the underlying obligations guaranteed and are exclusive of obligations for interest, fees and expenses.

(2)	Amount of the guarantee diminishes as the rent is paid.

(3)	Notwithstanding the Spansion IPO, we agreed to maintain our guarantees of these Spansion obligations

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co., KG (BAC) are joint ventures formed by us, Infineon Technologies AG and DuPont Photomasks, Inc. for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. In April 2005 DuPont Photomasks, Inc. was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. To finance the project, AMTC and BAC entered into a $171 million revolving loan and a $107 million term loan, respectively, in December 2002. Also in December 2002, in order to occupy the photomask facility, AMTC entered into a rental agreement with BAC. As of September 29, 2007, we guaranteed up to $46 million plus interest and expenses under the revolving loan. We also guarantee the obligations under the rental agreement. The obligations under the rental agreement guarantee diminish over time through June 2012 as the term loan is repaid. However, under certain circumstances of default by the other tenant of the photomask facility under its rental agreement with BAC and certain circumstances of default by more than one joint venture partner under its rental agreement guarantee obligations, the maximum potential amount of our obligations under the rental agreement guarantee is $94 million. As of September 29, 2007, $93 million was outstanding under the revolving loan, and $50 million was outstanding under the term loan. We have not recorded any liability in our consolidated financial statements associated with the guarantees because they were issued prior to December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Spansion Operating Lease Guarantee

Prior to Spansion’s IPO, we guaranteed certain operating leases entered into by Spansion and its subsidiaries totaling $2 million as of September 29, 2007. The amounts guaranteed are reduced by the actual amount of lease payments paid by Spansion over the lease terms.

No liability has been recognized for these guarantees related to Spansion under the provisions of FIN 45 because we concluded the fair value of the guarantees is not significant after considering various factors including the ability of Spansion to make the payments on these obligations and the short maturity of the indebtedness.

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

In the fourth quarter of 2007, we expect revenue to increase in line with seasonality. We also expect during the fourth quarter that: operating expenses, which include research and development expenses, marketing, general and administrative expenses and employee stock-based compensation expenses, will increase by approximately 6 percent compared to the third quarter primarily driven by investments in new manufacturing process technology; acquisition-related charges will be approximately $75 million; income tax expense will be approximately $25 million; and depreciation and amortization expense will be approximately $290 million. We also expect capital expenditures to be approximately $300 million in the fourth quarter of 2007, bringing the annual total capital expenditures to approximately $1.7 billion for 2007.

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

As of the date of adoption, our total gross unrecognized tax benefits were $149 million, of which $57 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

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

As a result of the implementation of FIN 48, we have recognized $56 million of current and long-term deferred tax assets, previously under a valuation allowance with $56 million of current and non-current tax contingencies as of September 29, 2007.

Total gross unrecognized tax benefits decreased by $15 million in the first nine months of 2007, of which $11 million, if recognized, would affect the effective tax rate. Substantially all of this decrease occurred in the third quarter of 2007 and resulted from settlements with taxing authorities. Interest and penalties decreased by $13 million and $1 million respectively in the first nine months of 2007. Substantially all of the reductions in interest and penalties occurred in the third quarter of 2007 and the reduction in interest was primarily due to the expiration of the statute of limitations in foreign jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. As released it will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the FASB recently stated that it would consider a potential deferral on the application of SFAS 157 to the fair value measurement of non-financial assets and liabilities. We are currently evaluating the accounting and disclosure requirements of SFAS 157 and plan to adopt it as required at the beginning of our fiscal year 2008.

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

In August 2007, we issued $1.5 billion aggregate principal amount of 5.75% Notes. The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012 unless the 5.75% Notes are repurchased or converted prior to the maturity date. We used all of the net proceeds, together with available cash, to repay in full the outstanding balance of the October 2006 Term Loan.

With the full repayment of the October 2006 Term Loan we replaced a substantial amount of our floating rate debt with fixed rate debt. Accordingly, our exposure to market risk for changes in interest rates has decreased.

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

As of September 29, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GPU Class Actions

The court held a hearing on defendants’ motions to dismiss in September 2007. On September 27, 2007, the court issued an order granting in part and denying in part defendants’ motions to dismiss. Pursuant to the court’s order, plaintiffs filed motions to amend their complaints on October 11, 2007, and defendants filed oppositions to plaintiffs’ motions on October 18, 2007.

In re ATI Technologies, Inc. Securities Litigation

On August 8, 2007, the United States District Court of Pennsylvania granted our motion to dismiss.

U.S. Consumer Class Action Lawsuits

On December 1, 2006, plaintiffs filed a Motion for Class Certification. ATI filed its opposition to Plaintiff’s Motion for Class Certification on March 29, 2007. The class certification hearing was held on May 21, 2007. On September 28, 2007, the Court entered an order denying Plaintiffs’ Motion for Class Certification without prejudice, granting plaintiffs additional time to conduct class discovery and granting plaintiffs certain fees and costs.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007 and June 30, 2007.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Also, Intel has stated that it intends to reenter the discrete GPU market. Either of these actions could shrink the total available market for certain of our graphics products. Intel could also take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost significantly less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs. If our graphics products do not successfully address the discrete GPU and integrated chipset markets, our graphics business could be adversely affected.

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

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel launched its quad-core multi-chip module processors during the fourth quarter of 2006. However, we only commenced initial shipments for revenue of our first quad-core products during the third quarter of 2007. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

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

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of September 29, 2007, we had $1.5 billion in cash, cash equivalents and marketable securities. During the first nine months of 2007, net cash used in operating activities was $371 million and net cash used in investing activities was $1.3 billion. During the first nine months of 2007, we incurred substantial losses that have had a negative impact on cash balances. Moreover, during the fourth quarter of 2007, we plan to make approximately $300 million of capital expenditures. However, our ability to fund these capital expenditures and our operating expenses in accordance with our business plan depends on generating sufficient revenues and cash flow from operations as well as the availability of external financing, if necessary. If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall.

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

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of September 29, 2007 we had consolidated debt of approximately $5.3 billion. Our substantial indebtedness may:

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

Our ability to make payments on and to refinance our debt, or our guarantees of other parties’ debts, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or equity or borrow more funds on terms acceptable to us, if at all.

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Notes contain various covenants that limit our ability to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met; and

•	enter into certain types of transactions with affiliates.

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

Our loan agreements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 5.75% Notes, 6.00% Notes and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 5.75% Notes, 6.00% Notes or 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If our cost management efforts are not effective, our business could be materially adversely affected.

For the third quarter of fiscal 2007, we incurred a net loss of approximately $396 million. We have taken and plan to continue to undertake a number of actions to manage our expenses and realign our cost structure. However, we forecast that for the fourth quarter of 2007, our operating expenses will be approximately 6 percent higher than the third quarter of 2007, primarily driven by investments in new manufacturing process technology. We cannot assure you that we will be able to achieve our planned cost reduction strategy in a timely manner or at all, and if we are unable to do so, we could be materially adversely affected. In addition, if these reductions are not effectively implemented, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We may not realize all of the anticipated benefits of our acquisition of ATI.

The success of our acquisition of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of ATI with the businesses of AMD, and failure to realize these anticipated benefits could cause our business to be materially adversely affected. In addition, all of our goodwill and acquisition-related intangible assets outstanding as of September 29, 2007 were related to our acquisition of ATI. We will perform our annual impairment analysis during the fourth quarter of 2007. Although we cannot estimate the outcome of the analysis at this time, the charge could have a material adverse impact on us. Our success in realizing these benefits and the timing of this realization depends upon our successful integration of ATI’s operations. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	bridging possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures and information technology systems;

•	coordinating sales and marketing functions;

•	preserving our customer, supplier, ecosystem partner and other important relationships;

•	aligning and executing on new product roadmaps;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that our acquisition of ATI will result in the realization of the full benefits that we anticipated. For example, it is possible that as a result of the acquisition, previous ATI customers of discrete GPUs may decide to purchase our competitors’ graphics products for use with their computer systems that incorporate Intel platforms, or that ecosystem partners will cease doing business with us because they view the former ATI operations as competitive with portions of their business. Any inability to integrate successfully could have a material adverse effect on us.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We also make substantial investments in research and development related to product designs, and we anticipate that we will continue to invest in research and development in the future. For example, in the fourth quarter of 2007, we expect operating expenses to increase by approximately 6 percent compared to the third quarter of 2007, primarily driven by investments in transitioning to 45 nanometer process technology. Also, we plan to continue to invest in research and development related to our graphics and chipset products and products for consumer electronics devices, including new integrated platforms and our design initiative called “Fusion.” We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Moreover, in connection with the ATI acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. We anticipate that under this agreement, we will pay fees to IBM of between $413 million and $456 million in connection with joint development projects from September 30, 2007 to 2011.

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

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling price of our products. For example, in the third quarter of 2007 we began shipping our Quad-Core AMD Opteron processors, but our initial production ramp of these processors has been slower than we anticipated because we had to undertake design and process tuning.

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

Market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain overall corporate average selling prices. If we are unable to introduce new products or launch new products with sufficient increases in average selling prices or increased unit sales volumes capable of offsetting these reductions in average selling prices of existing products, our revenues, inventories, gross margins and operating results could be materially adversely affected.

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

Collectively, our top five customers accounted for almost half of our total revenue in the first nine months of 2007. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, for the first nine months of 2007, one handset manufacturer accounted for a significant percentage of the revenue of our Consumer Electronics segment. During this same period, three customers accounted for approximately one third of the revenue of our Graphics segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected. For example, during the first and second quarters of 2007, the handset manufacturer referenced above purchased significantly less of our products than in the immediately preceding quarter. This decline contributed to lower unit shipments of our products for consumer electronics devices and negatively impacted net revenue for our Consumer Electronics segment in the first half of 2007.

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

The business we acquired from ATI is also dependent upon the market for mobile, desktop and workstation PCs, the consumer electronics market and the markets for digital TVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. A market decline in any of these industries could cause the demand for our products to decrease and could have a material adverse effect on our results of operations.

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

We rely on independent foundries such as Taiwan Semiconductor Manufacturing Company and United Microelectronics Corp. to manufacture our graphics and chipset products. Chartered Semiconductor manufactures some of our microprocessor products and products for consumer electronics devices. We also rely on third party manufacturers to manufacture our high end graphics boards. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products and products for consumer electronics devices on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics and consumer electronics businesses depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

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

Manufacturing our microprocessor products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. We continually modify manufacturing processes and transition to more advanced manufacturing process technologies in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. Any decrease in manufacturing yields could result in an increase in our per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, revenue and gross profit.

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

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The FASB plans to issue the final FSP by December 2007 and if issued as exposed would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

We cannot predict the exact accounting treatment that will be imposed (which may differ materially from the foregoing description) or when any change will be finally implemented. However, if the final FSP is issued as exposed, we expect to have higher interest expense starting in 2008 due to the interest expense accretion and, if the retrospective application provisions of the proposed FSP are retained in the final FSP, the prior period interest expense associated with the 6.00% Notes would be higher than previously reported interest expense due to retrospective application.

Conversion of the 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

The conversion of some or all of the 5.75% Notes and 6.00% Notes may dilute the ownership interests of our existing stockholders. Although the capped call transaction that we entered into in connection with the issuance of the 6.00% Notes is expected to reduce potential dilution upon conversion of the 6.00% Notes, the conversion of the 6.00% Notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds $42.12, which is the cap price of the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 5.75% Notes or 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

The capped call transaction may affect the value of our common stock.

We entered into a capped call transaction in connection with the issuance of the 6.00% Notes. The capped call transaction is expected to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the 6.00% Notes and is subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. In connection with hedging the capped call transaction, the counterparty or its affiliates: may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to the conversion of the 6.00% Notes). These activities could have the effect of decreasing the price of our common stock during any observation period related to a conversion of the 6.00% Notes. The counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the 6.00% Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modifications are likely to occur during any observation period related to a conversion of the 6.00% Notes, which may have a negative effect on the value of the consideration received upon conversion of those 6.00% Notes. In addition, we intend to exercise options we hold under the capped call transaction whenever the 6.00% Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period, if any, for the converted 6.00% Notes. If we elect to cash-settle the capped call transaction, which we are permitted to do, subject to certain conditions, it is likely the counterparty or its affiliates will sell an even greater number of shares. The effect, if any, of any of these transactions and activities on the market price of our common stock or the 6.00% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 6.00% Notes.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our consumers will want in the future or ultimately end up purchasing. For example, customers who are concerned about potential supply shortages may “double order” products by ordering more product from us than they ultimately need. Subsequently, these customers could cancel all or a portion of these orders when they realize they have sufficient supply. This behavior would increase our uncertainty regarding demand for our products and could materially adversely affect us. With respect to our graphics products, we do not have any commitment or requirements for minimum product purchases in our sales arrangements with Add-In-Board (AIB) customers, upon whom we rely to manufacture, market and sell our desktop GPUs. Such sales are subject to uncertainty as demand by our AIBs can be unpredictable and is susceptible to price competition. This difficulty may be compounded when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in average selling prices, and/or a reduction in our gross margin include:

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue were 89 percent in the third quarter of 2007, 86 percent in the second quarter of 2007 and 71 percent in the third quarter of 2006, and China was one of our largest and fastest growing markets.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and as a result of our acquisition of ATI, the Canadian dollar. As a consequence, movements in exchange rates could cause our Canadian dollar and euro-denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. Recently, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated exposures. Whenever we believe appropriate, we hedge a portion of our foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of expenditures for items such as payroll, equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

From time to time we are a defendant or plaintiff in various legal actions. For example, our indirect wholly-owned subsidiary ATI is party to a consumer class action, among other litigation matters. Additionally, in November 2006 we received a subpoena for documents and information in connection with the U.S. Department of Justice’s criminal investigation into potential antitrust violations related to graphics processing units and cards. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages.

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

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging, and we continue our work to ensure compliance across product lines. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Other regulatory requirements potentially affecting our manufacturing processes and the design and marketing of our products are in development throughout the world. We have management systems in place to identify and ensure compliance with such requirements and have budgeted for foreseeable associated expenditures. However, we cannot assure you that environmental legal requirements will not become more stringent or costly in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past and future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

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

AMD held a special meeting of the stockholders on July 16, 2007. The following is the result of the voting on the proposal submitted to stockholders at the special meeting.

Proposal No. 1: The proposal to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the total number of shares to be issued under the plan from 17,500,000 shares to 25,500,000 shares was approved.

For: 290,376,224

Against: 10,312,238

Abstain: 3,232,724

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 5, 2007	By:	/s/ Devinder Kumar
Devinder Kumar
Senior Vice President,
Corporate Controller

Signing on behalf of the registrant and as the acting principal financial and accounting officer