Form 10-K
period 2007-12-29
ADVANCED MICRO DEVICES INC
filed 2008-02-26
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.9 billion based on the reported closing sale price of $14.30 per share as reported on the New York Stock Exchange on June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 605,554,534 shares of common stock, $0.01 par value per share, as of February 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008 (2008 Proxy Statement) are incorporated into Part II and III hereof.

Advanced Micro Devices, Inc.

FORM 10-K

For The Fiscal Year Ended December 29, 2007

i

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the timing of new product releases; volume shipments of products; shipments of chipsets for Intel CPUs; the growth and competitive landscape of the markets in which we participate; our revenues; our capital expenditures; our operating expenses; our depreciation and amortization expense; our acquisition-related charges; our income tax expense; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; and (8) the expected demand for computers and consumer electronics products. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to realize the anticipated benefits of our acquisition of ATI Technologies Inc. (ATI) because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (5) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (6) that we may be unable to develop, launch and ramp new products and technologies in the volumes that is required by the market at mature yields on a timely basis; (7) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (8) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (9) that demand for computers and consumer electronics products will be lower than currently expected; (10) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (11) that we may under-utilize our microprocessor manufacturing facilities; and (12) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, beginning on page 48 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

General

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook personal computers, or PCs, professional workstations and servers;

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers; and

•	products for consumer electronic devices such as mobile phone and digital televisions and technology for game consoles.

For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 11 of our consolidated financial statements, beginning on page 128 below.

Additional Information

We were incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Since 1979 our common stock has been listed on the New York Stock Exchange under the symbol “AMD.” Our mailing address and executive offices are located at One AMD Place, Sunnyvale, California 94088, and our telephone number is (408) 749-4000. References in this report to “AMD,” “we,” “us,” “management,” “our,” or the “Company” means Advanced Micro Devices, Inc. and our consolidated subsidiaries.

AMD, the AMD Arrow logo, Athlon, Opteron, Sempron, Turion, LIVE!, Geode, PowerNow!, CoolCore, Virtualization and combinations thereof; ATI and the ATI logo and Avivo, TV Wonder, Fire, Mobility, Theater, Imageon, Radeon, Xilleon, Crossfire and combinations thereof, are trademarks of Advanced Micro Devices, Inc. Microsoft, Windows and Windows Vista are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other jurisdictions. MIPS is a registered trademark of MIPS Technologies, Inc. in the United States and/or other jurisdictions. HyperTransport is a licensed trademark of the HyperTransport Technology Consortium. NetWare is a registered trademark of Novell, Inc. in the United States and/or other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our Web site, www.amd.com, a link to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to our directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, AMD, 5204 E. Ben White Blvd., M/S 562, Austin, Texas 78741, or emailing us at: Corporate.Secretary@amd.com. All these documents and filings are available free of charge. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report.

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

Computing Solutions

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

Developments in circuit design and manufacturing process technologies have resulted in significant advances in microprocessor performance. Currently, microprocessors are designed to process 32-bits or 64-bits of information at one time. The bit rating of a microprocessor generally denotes the largest size of numerical data that a microprocessor can handle. While 32-bit processors have historically been sufficient, they have faced increasing challenges as new data and memory-intensive consumer and enterprise software applications gain popularity. Microprocessors with 64-bit processing capabilities enable systems to have greater performance by allowing software applications and operating systems to access more memory.

Moreover, as businesses and consumers require greater performance from their computer systems due to the exponential growth of digital data and increasingly sophisticated software applications, semiconductor manufacturers have transitioned from manufacturing single-core microprocessors to also manufacturing multi-core microprocessors, where multiple processor cores are placed on a single die or in a single processor. Multi-core microprocessors offer enhanced overall system performance and efficiency because computing tasks can be spread across two or more processing cores each of which can execute a task at full speed. Moreover, two or more processor cores packaged together can increase performance of a computer system without greatly increasing the total amount of power consumed and the total amount of heat emitted. This type of “symmetrical multiprocessing” is effective in both multi-tasking environments where multiple cores can enable operating systems to prioritize and manage tasks from multiple software applications simultaneously and also for “multi threaded” software applications where multiple cores can process different parts of the software program, or “threads,” simultaneously thereby enhancing performance of the application. Businesses and consumers also require computer systems with improved power management technology, which allows them to reduce the power consumption of their computer systems thereby reducing the total cost of ownership. With the release of Microsoft® Windows Vista™ and with the proliferation of applications for multimedia and gaming, grid computing and extensive enterprise databases, the demand for 64-bit computing, multi-core technology and improved power management technology continues to increase.

We also believe that businesses and consumers want more integrated computing solutions or platform products. A platform is a collection of technologies that are designed to work together to provide a more complete computing solution. We believe that integrated platforms will bring end users improved system stability, better time-to-market and increased performance and energy efficiency.

Microprocessor Products

We currently offer single-core and multi-core microprocessor products for servers, workstations, notebooks and desktop PCs. Our microprocessors currently are designed with both 32-bit and 64-bit processing capabilities. We based our microprocessors on the x86 instruction set architecture and most of these processors are also based on the AMD64 technology platform with Direct Connect Architecture. The AMD64 technology platform extends the industry-standard x86 instruction set architecture to 64-bit computing. Direct Connect Architecture connects an on-chip memory controller and input/output, or I/O, channels directly to one or more microprocessor cores. For multi-core microprocessors, we integrate two or more processor cores onto a single die and each core has its own dedicated cache, which is memory that is located on the semiconductor die, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache such as L2, or second level cache, and L3, or third level cache, to enable faster data access and higher performance. We believe this architecture, and the integrated memory controller in particular, enables substantially higher performance than traditional front-side bus architectures because memory can be accessed more directly, resulting in increased bandwidth and reduced memory latencies.

Our processors support HyperTransport™ technology, which is a high-bandwidth communications interface that enables substantially higher multi-processor performance and scalability than competing x86 architectures. In designing our processors, we also focus on continuously improving power management technology, or “performance-per-watt.” To that end, we offer processors that feature AMD PowerNow! ™ technology, which we designed to reduce system level energy consumption, with multiple levels of lower clock speed and voltage states that can significantly reduce processor power consumption during idle times. We design our microprocessors to be compatible with operating system software such as the Microsoft® Windows® family of operating systems, Linux®, NetWare®, Solaris and UNIX. We also designed the AMD64 architecture to enhance the security of a user’s computing environment by integrating security features that are designed to prevent the spread of certain viruses when enabled by the anti-virus features of current versions of certain operating systems, including Linux, the Microsoft® Windows® family of operating systems and Solaris operating systems.

Servers and Workstation Microprocessors.    Our microprocessors for servers and workstations consist primarily of our quad-core, dual-core and single-core AMD Opteron™ processors. A server is a device that performs services for connected clients as part of a client-server architecture. They are designed to run an application or applications, often for extended periods of time with minimal human direction. Examples of servers include web servers, e-mail servers, and file servers. A workstation is essentially a high-end desktop, designed for technical applications such as computer-aided design and digital content creation. Workstations usually offer higher performance than is normally seen on a personal computer, especially with respect to graphics, processing power, memory capacity and multitasking activity.

We based our AMD Opteron processors for servers and workstations on our Direct Connect Architecture and the AMD64 technology platform, and designed them to allow simultaneous 32-bit and 64-bit computing. These processors can be used in a variety of server applications, including business processing (enterprise resource planning, customer relationship management, and supply chain management) and business intelligence. They can also be used in workstation applications such as engineering and digital content creation software and other information technology infrastructure applications such as intensive Web serving and messaging.

Our multi-core AMD Opteron processors offer improved overall performance on many applications compared to single-core AMD processors by executing more operations simultaneously during each clock cycle, and by improving performance-per-watt, which can reduce the operational costs related to power usage. At the same time, servers based on multi-core AMD Opteron processors are easier to manage because more processing capacity can be concentrated into fewer servers. For this reason, servers based on multi-core processors are less costly to operate.

Multi-core AMD Opteron processors also allow our enterprise customers to more easily implement virtualization across their businesses. Virtualization is the use of software to allow multiple discrete operating systems and application environments to share a single physical computer, by providing the illusion that each operating system has full control over the underlying hardware. By enabling different operating systems and applications to run on the same server, virtualization offers the benefit of consolidating workloads and reducing hardware requirements, which can also reduce power, cooling and system management costs.

In August 2007, we introduced our quad-core AMD Opteron processors. These processors incorporate four processor cores on a single die of silicon, add a 6MB shared L3 cache, and offer features designed to improve performance for virtualized application environments, as well as on floating-point applications (e.g. mathematic and scientific applications). Quad-core AMD Opteron processors also feature a variety of power-saving technologies, including AMD CoolCore™ technology, which reduces energy consumption by turning off unused parts of the processor and enhanced AMD Powernow! technology, which allows each core to vary its clock frequency depending on the performance requirements of the application being supported, and dual dynamic power management, which provides an independent power supply to the cores and the memory controller. We expect to ship quad-core AMD Opteron processors in more significant volumes in the first half of 2008.

Our dual-core AMD Opteron processors provide several new features including improved virtualization support through AMD Virtualization™ technology and the use of energy efficient DDR2 technology, which is memory technology used for high speed storage of working data. In addition, these processors are designed to be socket and thermally compatible with quad-core AMD processors.

Notebook Microprocessors.    Our microprocessors for notebook PCs consist primarily of AMD Turion™ 64 X2, AMD Athlon™ 64 and mobile AMD Sempron™ processors. We designed our mobile processor products for high-performance, longer battery life and wireless connectivity.

AMD Turion 64 X2 dual-core mobile technology is our most advanced dual-core processor family for notebook PCs. We designed this technology to enable leading-edge graphics for the more visual experience provided by the Microsoft® Windows Vista™ operating system, longer battery life, enhanced security and compatibility with the latest wireless technologies and graphics solutions. In addition, we have designed the process used to manufacture AMD Turion 64 X2 mobile technology for more thermally efficient processor operation and reduced power consumption.

Desktop Microprocessors.    Our microprocessors for desktop PCs consist primarily of the following tiered product brands: AMD Phenom, AMD Athlon and AMD Sempron processors. All AMD desktop microprocessors are based on AMD64 technology with Direct Connect Architecture.

In November 2007, we introduced the AMD Phenom 9000 series of microprocessors. The AMD Phenom 9000 processors are true quad-core processors designed for high performance desktop PCs. The true quad-core design enables cores to communicate on the die rather than through a front side bus external to the processor, thereby reducing a bottleneck inherent in other competing x86 architectures. Additionally, our Direct Connect Architecture allows all four cores to have optimum access to the integrated memory controller and integrated HyperTransport links, so that performance scales well with the number of cores. This design also incorporates a shared L3 cache for quicker data access and enables end users to seamlessly upgrade from dual-core systems.

At the same time, we also introduced a desktop platform product codenamed “Spider”. The Spider platform is a combination of the AMD Phenom 9000 microprocessor and advanced chipset and graphics technologies, and is designed for enthusiasts, digital content creators and mainstream users who are seeking more immersive, visual computing experiences and who require computer systems with superior performance. The AMD Spider platform provides a scalable high-definition (HD), multi-GPU experience for digital entertainment and advanced multimedia productivity. It incorporates ATI PowerPlay™, our power management technology that reduces the power consumption of our graphics processors, Cool’n’Quiet™ 2.0 technology, which reduces power consumption by reducing the processor’s clock rate and voltage when idle, Microsoft DirectX 10.1 support, a collection of industry graphics technologies designed to deliver advanced graphics capabilities on Microsoft platforms, HyperTransport 3.0 technology, and PCI Express 2.0, a new interface that connects GPUs with the computer system and doubles the bandwidth.

AMD Athlon processors are designed for advanced multitasking on mainstream desktop PCs and are currently available with single or dual-core technology. AMD Athlon dual-core processors are designed for users who routinely run multiple processor-intensive software applications simultaneously. With AMD Athlon dual-core processors, computer users are able to perform multiple tasks with uninterrupted performance, and are designed to enable systems to have the ability to simultaneously download audio files such as MP3s, record to digital media devices, check and write email, edit a digital photo and run anti-virus scan software.

AMD Sempron processors are designed for everyday computing and provide performance for entry productivity and entertainment software for the mainstream segment.

Embedded Processor Products

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

Our embedded microprocessor products include the AMD Geode™ product family. AMD Geode microprocessors are 32-bit processors based on the x86 instruction set architecture. These processors integrate functionality such as processing, system logic, graphics, audio and video decompression onto one integrated device. We also offer embedded processors based on AMD64 technology, which consists of low-power versions of our AMD Athlon, AMD Turion, AMD Sempron and AMD Opteron families of products. These low power products deliver the same performance as their corresponding full power parts while offering the added benefit of reduced power consumption and thermal output. These processors are configured specifically for demanding embedded applications traditionally served by custom silicon designs. We believe these processors also offer our customers the ability to leverage the AMD64 infrastructure. In addition, a distinguishing characteristic of our AMD64-based embedded processors is our AMD64 Longevity Program. The AMD64 Longevity Program offers a select set of AMD64 processors with an extended standard availability period of five years. The extended availability period addresses the requirements of customers designing products for network, storage, blade and telecommunications servers; digital imaging; casino gaming and military and industrial controls systems. Such markets have lengthy design and qualification cycles and longer life spans in the marketplace than typical mainstream computing products.

In 2007, we also introduced an embedded integrated graphics chipset solution to be used in commercial client applications to address specialized needs within a variety of industries, including computer devices such as thin clients, single board computers, industrial controllers, digital signage, point of sale terminals, commercial value clients, and access devices such as gateways and access points.

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

Chipset Market

The chipset sends data between the microprocessor and input, display and storage devices, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of computer systems. Finally, chipsets control the access between the CPU and main memory. All desktop, notebook and server PCs incorporate a chipset. In many PCs, the chipset is integrated with additional functions such as a graphics processing unit, or GPU. A GPU is a semiconductor chip that increases the speed and complexity of image resolution and color definition that can be displayed on a graphical interface, thereby improving image resolution and color definition. An integrated chipset solution is commonly known as an IGP (integrated graphics processor) chipset. Chipsets which do not integrate a graphics core are referred to as discrete chipsets. By eliminating the need for a discrete GPU, IGP chipsets offer a lower cost solution and in some circumstances can offer reduced power consumption or smaller system form factors. A majority of desktop and notebook PCs make use of IGP chipsets, while discrete chipsets are used in higher performance PCs and servers.

Chipset Products

Our portfolio of chipset products includes IGP and discrete chipsets targeting both the desktop and notebook PC segments. The AMD 690 family of IGP chipsets was introduced for desktop PCs in February 2007 and for notebook PCs in March 2007. These products incorporate an ATI Radeon™ X1200 series graphics core and directly integrate support for the High Definition Multimedia Interface (HDMI) and Digital Visual Interface (DVI) digital display standards used in many flat panel monitors and televisions. We also offer a line of IGP chipsets which support Intel processors. We expect to continue shipments of our existing chipsets for Intel CPUs throughout 2008 and beyond to the extent there is demand for these products. However, we expect that sales of these products will continue to decline and will eventually cease.

In November 2007, we introduced the AMD 790FX chipset and several other AMD 7 series discrete chipsets as part of the AMD “Spider” platform. The AMD 790FX chipset provides support for our CrossFireX™ multi-GPU technology, which allows several GPUs to work in unison to provide enhanced graphics performance, and is optimized for use with our new AMD Phenom quad-core processors.

Graphics Products

Graphics Market

The semiconductor graphics market addresses the need for visual processing in various computing and entertainment platforms such as desktop PCs, notebook PCs and workstations. Users of these products value a rich visual experience, particularly in the high-end enthusiast market where consumers seek out the fastest and highest performing visual processing products to deliver the most compelling and immersive gaming experiences. Moreover, for some consumers, the PC is evolving from a traditional data and communications processing machine to an entertainment platform. Visual realism and graphical display capabilities are key elements of product differentiation among various product platforms. This has led to the increasing creation and use of processing intensive multimedia content for PCs and to PC manufacturers creating more PCs designed for playing games, displaying photos and capturing TV and other multimedia content. In turn, the trend has contributed to the development of higher performance graphics solutions.

The primary product of a semiconductor graphics supplier is the GPU. The GPU off-loads the burden of graphics processing from the CPU. In this way, a dedicated graphics processor and CPU work in tandem to increase overall speed and performance of the system. A graphics solution can be in the form of either a stand-alone graphics chip or an integrated chipset solution. Recently, to further improve graphics processing performance, semiconductor graphics suppliers have introduced multi-GPU technologies which increase graphics processing speed by dividing graphics rendering and display capability among two or more graphics processors.

Graphics Products

Our customers generally use our graphics to increase the speed of rendering images and to improve image resolution and color definition. Our products include 3D graphics and video and multimedia products developed for use in desktop and notebook PCs, including home media PCs, professional workstations and servers. With each of our graphics products, we provide drivers and supporting software packages that enable the effective use of these products under a variety of operating systems and applications. Our latest generation of graphics and related software offer full support for the Microsoft® Windows Vista® operating system. In addition to the Microsoft® Windows® family of operating systems, our graphics products support Apple’s Mac OS X as well as Linux®-based applications.

Discrete Desktop Products.    Our discrete GPUs for desktop PCs include the ATI Radeon HD 2000 series of products which we introduced in May 2007. This product family includes the ATI Radeon HD 2900 XT for the enthusiast segment of the desktop PC market, and the ATI Radeon HD 2600 series and the ATI Radeon HD 2400 series for the mainstream and value segments of the desktop PC market. The ATI Radeon 2000 series supports Microsoft DirectX™ 10, a new 3D application performance interface, or API. The ATI Radeon HD 2600 and ATI Radeon HD 2400 incorporate the ATI Unified Video Decoder (UVD) which enables HD-DVD and Blu-ray™ playback with low CPU and power utilization.

In November 2007, we launched the ATI Radeon HD 3870 and HD 3850, which introduced next generation features such as Microsoft DirectX™10.1, PCI Express 2.0 and UVD in both models, to deliver enthusiast-level gaming performance at mainstream price-points. These products were also our first products to be manufactured using 55-nanometer process technology, allowing for smaller die size and lower power consumption. At this time, we also announced CrossFireX, our next-generation multi-GPU technology.

Although desktop PC manufacturers have tended to rely on IGP chipsets for graphics, we believe that discrete graphic solutions, which offer higher performance, will continue to be the preferred solution across desktop PC configurations and platforms designed for gaming enthusiasts, CAD professionals and animation as well as for application such as multimedia, photo and video editing and other graphic-intensive applications. In 2007, with the introduction of Microsoft® Windows Vista™ and Microsoft DirectX™ 10, the emergence of high definition (HD) video standards like HD-DVD and Blu-ray™, and the introduction of PCI Express 2.0, end users across the spectrum are realizing the importance of graphics in a computer system. Accordingly, we believe that demand for discrete GPUs will continue to increase.

Discrete Notebook Products.    Our discrete GPUs for the notebook PC market include the ATI Mobility Radeon HD 2000 series of products which we introduced in May 2007. When selecting a graphics solution, key considerations for notebook PC manufacturers are visual performance, power consumption, form factor and cost.

This product line includes the ATI Mobility Radeon HD 2600 Series for performance notebook PCs and the ATI Mobility Radeon HD 2300 for the value notebooks. These GPUs incorporate UVD to enable HD-DVD and Blu-ray™ playback with low CPU usage, and hence low system power. ATI Mobility Radeon HD 2400 and ATI Mobility Radeon HD 2600 both support Microsoft DirectX™ 10, while ATI Mobility Radeon HD 2300 supports Microsoft DirectX 9.

Home Media PC Products.    Our home media PC products incorporate a wide variety of features for consumers that intend to use their PCs for multimedia applications. Our TV Wonder™ products allow consumers to watch and record TV on their PC, listen to FM radio stations and watch DVD movies. Our latest generation of TV tuners incorporate ATI Theater™ 600 Pro and ATI Theater 650 Pro technology to support advances in analog TV and digital TV reception. Our premium TV tuners such as ATI TV Wonder Digital Cable Tuner supports CableCARD technology to receive and view premium digital cable shows on the PC.

Workstation and Server Products.    Our products for the professional workstation market consist of our FireGL™ and FireMV™ product families. We designed our FireGL products for demanding 3D applications such as computer-aided design and digital content creation, while we designed our FireMV multi-view 2D workstation cards for financial and corporate environments. We also provide products for the server market, where we leverage our graphics expertise and align our offerings to provide stability, video quality and bus architectures that our server customers desire.

Consumer Electronics Products

Consumer Electronics Market

Video, graphics and media processors in consumer electronics products address the need for enhancing the visual experience provided by devices such as mobile phones, digital TVs and game consoles. Consumers value entertainment and communications products that can deliver an engaging multimedia experience. Accordingly, semiconductor suppliers of video, graphics and media processors strive to deliver products that improve visual realism and allow manufacturers of mobile phones, digital TVs, game consoles and other consumer electronics devices the opportunity to differentiate their products.

Handheld Market.    The latest generation of handheld devices, particularly mobile phones, are driving demand for more advanced media and application processors. In recent years, mobile phones have transitioned towards color displays with higher resolutions that deliver a variety of multimedia features. Manufacturers are offering functionality such as built-in digital cameras and camcorders, MP3 audio playback, video playback, mobile-TV reception, 3D gaming, Internet web browsing, personal navigation and advanced user interfaces in an increasing percentage of mobile phones. The availability of these multiple functions increases the opportunity to supply media processors to mobile phone manufacturers.

Digital TV Market.    The market for digital TVs is growing, driven in part by the transition of terrestrial broadcast television transmissions from analog to digital in many different regions throughout the world. For example, on February 18, 2009, full power television stations in the United States will stop analog broadcasting and transition to digital broadcasting. This conversion is supported by a U.S. Federal Communications Commission mandate that required electronics manufacturers to include digital tuners in all new television sets by March 2007.

There is also a worldwide shift in the television industry from analog cathode ray tube, or CRT, displays to digital flat panel displays such as LCD and plasma. These flat panel displays are able to support larger screen sizes and higher resolutions. Producing the highest quality images on these advanced televisions is a key goal for television manufacturers. Video processor semiconductor solutions play an integral role in improving video image quality to enhance the user viewing experience.

Game Consoles.    Semiconductor graphics suppliers have leveraged their core visual and graphics processing technologies developed for the PC market by providing graphic solutions to game console manufacturers. In this market, semiconductor graphics suppliers work alongside game console manufacturers to enhance the visual experience for users of sophisticated video games.

Consumer Electronics Products

We continue to leverage our core technology, visual processing expertise and power management know-how to meet the needs of certain consumer electronics markets. We target three categories of the consumer electronics market: (i) handheld devices, including mobile phones; (ii) digital TVs; and (iii) game consoles.

Our products for consumer electronics devices include media processors used in handheld devices such as mobile phones and video processors used in digital TVs. We also license graphics core technologies to other semiconductor manufacturers in the handheld industry. We receive royalties from game console manufacturers in connection with sales of systems that incorporate our graphics intellectual property and designs. With each of these products we provide drivers and supporting software that enable the effective use of these products by our customers.

Handheld Devices.    Our AMD Imageon™ product line provides visual processing, high quality audio and power saving technologies. We offer products for each category of the mobile phone media processor market: entry level, feature phones, performance phones and fully enhanced multimedia and gaming phones.

In February 2007, we announced the AMD Imageon 2298, 2294 and 2192 media processors, offering ultra-fast, high-resolution image processing, DVD-quality video and high-definition audio for compelling mobile multimedia experiences.

Also in February 2007, we announced a new business focused on developing and licensing leading-edge graphics core technologies to semiconductor manufacturers throughout the handheld industry. To that end, we entered into graphics licensing agreements with manufacturers of handset chipsets and handset devices. The integration of our graphic core technologies will enable these customers to provide multimedia functionality combined with HD video and audio playback capabilities.

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

We offer two groups of products that target two major silicon blocks inside an integrated digital TV: the digital video receiver and the decoder. An integrated digital TV is one where a digital receiver and digital video decoder are integrated inside the TV rather than externally, such as via a set top box. Our AMD Xilleon™ and Theater product lines are used in integrated digital TVs to demodulate and decode digital broadcast signals. AMD Xilleon products also provide video, graphics and audio processing. The drivers and supporting software that we provide with our digital TV products allow deployment in multiple worldwide markets with either customer designed applications or AMD supplied Customer Application Ready Design (CARD) software applications.

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

We generally warrant that microprocessor products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, we generally offer a three-year limited warranty to end users for microprocessor products that are commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers for all other microprocessor products that are commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. We have offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with us and target their computer systems at the commercial and/or embedded markets.

We generally warrant that graphics, chipsets, and certain products for consumer electronics devices will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year, beginning on shipment of such products to our customers. We generally warrant that ATI-branded PC workstation products will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to our customers. Generally, our microprocessor and embedded processor customers may cancel orders 30 days prior to shipment without incurring a penalty. Under our standard terms and conditions, graphics and chipset customers may cancel orders by providing 30 days prior written notice to us without incurring a penalty, while customers of products for consumer electronic devices may cancel orders by providing 90 days prior advance notice to us without incurring a penalty.

We market and sell our microprocessor and embedded processor products under the AMD trademark. Our product brands for microprocessors consist primarily of AMD Phenom, AMD Athlon, and AMD Sempron processor brands for desktop PCs, the AMD Opteron processor brand for servers and workstations, the AMD Turion mobile technology and AMD Sempron processor brands for notebook PCs. We also have the AMD LIVE!™ brand through which we promote our entertainment platform solutions for desktop and notebook PCs as well as film, broadcast and music professional artists that use AMD technology. Our product brands for our embedded processors consist of AMD Geode processors. We also sell low-power versions of our AMD Opteron, AMD Athlon, AMD Turion, and AMD Sempron processors as embedded processor solutions.

With respect to our graphics and chipset products, we intend to continue to market and sell GPUs and graphics chipsets for the Intel platform under the ATI trademark. We market and sell other GPUs, chipset products and our products for consumer electronics devices under the AMD trademark.

We market our products through our direct marketing and co-marketing programs. Our direct marketing activities include print and Web-based advertising as well as consumer and trade events and other industry and consumer communications. We also sponsor the Scuderia Ferrari formula one racing team and we work with them to determine their needs and how our AMD64 technology can help support those needs. The goal of our sponsorships is to increase awareness of our brand and AMD64 technology.

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

Customers

Our microprocessor customers consist primarily of OEMs, original design manufacturers, or ODMs, and third-party distributors in both domestic and international markets. ODMs provide design and/or manufacturing services to branded and unbranded private label resellers and OEMs.

Customers of our chipset products consist of PC OEMs, often through ODMs or other contract manufacturers who build the OEM motherboards, as well as desktop motherboard manufacturers who incorporate chipsets into their channel motherboards.

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

In 2007, Hewlett-Packard Company accounted for more than 10 percent of our consolidated net revenues. Sales to Hewlett-Packard consisted primarily of products from our Computing Solutions segment. In addition, one handset manufacturer accounted for more than 30 percent of the revenue attributable to our Consumer Electronics segment and one game console provider accounted for a significant portion of revenue attributable to our Consumer Electronics segment. Moreover, three customers accounted for more than 35 percent of the revenue attributable to our Graphics segment. A loss of any of these customers could have a material adverse effect on our business.

Third-Party Distributors

Our authorized distributors resell to sub-distributors and mid-sized and smaller OEMs and ODMs. Typically, distributors handle a wide variety of products, including those that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide return rights with respect to any product that we have removed from our price book that is not more than twelve months older than the manufacturing code date. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited levels of product returns.

AIB Manufacturers and System Integrators

We strive to establish and broaden our relationships with add-in-board manufacturers, or AIB manufacturers. We offer component-level graphics and chipset products to AIB manufacturers who in turn build and sell board-level products using our technology to SIs and at retail. We also work directly with our SI customers. SIs typically sell from positions of regional or product-based strength in the market. They usually operate on short design cycles and can respond quickly with new technologies. SIs often use discrete graphics solutions as a means to differentiate their products and add value to their customers.

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

Competition in the Embedded Processor Market

With respect to our embedded processors, our principal competitors are Freescale Semiconductor, Inc., Intel Corporation, NEC Corporation, Toshiba Corporation, Broadcom Corporation, Raza Microelectronics, Inc., Applied Micro Circuits Corporation, Marvell Technology Group Ltd. and VIA Technologies, Inc. We expect competition in the market for these devices to increase as our principal competitors focus more resources on developing low-power embedded processor solutions.

Competition in the Chipset Market

In the chipset market, our competitors include suppliers of integrated graphics chipsets. PC manufacturers are increasingly choosing to use integrated chipsets, particularly for notebook computers, over discrete GPUs because integrated chipsets can cost significantly less than discrete GPUs while offering acceptable graphics performance for most mainstream PC users. Intel Corporation manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor in this market. Should Intel leverage its dominance in the microprocessor market and sell its integrated chipsets, it could place our integrated chipsets at a competitive disadvantage, such as giving one or more of our competitors in the graphics market, for example, Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information.

Competition in the Graphics Market

In the graphics market, our competitors include discrete graphics suppliers. Intel has stated that it intends to re-enter the discrete GPU market. This could shrink the total available market for certain of our discrete GPUs.

Other than Intel, our principal competitor is Nvidia Corporation, and to a lesser extent, Matrox Electronic Systems Ltd., Silicon Integrated Systems Corp. and Via Technologies, Inc. Other competitors include a number of smaller companies, which may have greater flexibility to address specific market needs, but lesser financial resources to do so, especially as we believe that the growing complexity of visual processors and the associated research and development costs represent an increasingly high barrier to entry in this market.

Competition in the Consumer Electronics Market

In the semiconductor market for consumer electronics products we have different competitors in each of our product categories. With respect to our products for handheld devices, we have three primary categories of competitors: vendors of baseband processors, vendors of applications processors and vendors of media co-processors. The baseband processor provides the basic voice and communication processing functionality in mobile phones. For certain value categories of the market, baseband processor vendors are integrating the multimedia processing required for feature-rich mobile phones. Baseband processor vendors incorporating this basic level of graphics processing include MediaTek Inc., Agere Systems Inc., Broadcom Corporation, Freescale Semiconductor Inc., Infineon Technologies AG, NXP Semiconductors, Qualcomm Incorporated and Texas Instruments Incorporated. Another category of competitor, application processor vendors, target manufacturers of high-end feature and smart phones whose products require large amounts of general purpose processing capability as well as multimedia processing. These vendors include Freescale Semiconductor Inc., Marvell Technology Group Ltd., Nvidia Corporation, Qualcomm Incorporated, Samsung Electronics Co., Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated. The third category of competitor provides dedicated processors to drive a high level of multimedia functionality. This approach is most comparable to our strategy, and our competitors in this category include Core Logic Incorporated, Telechips Inc., MTEK Vision Co. Ltd., Nvidia Corporation, Renesas Technology Corp and Imagination Technologies Ltd.

With respect to our products for digital TVs, our primary competitors include Broadcom Corporation, MediaTek Inc., Trident Microsystems, NEC Corporation, NXP Semiconductors and STMicroelectronics N.V., as well as in-house semiconductor development divisions at companies such as LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Samsung and Toshiba Corporation. In the new panel processor market, we compete with Micronas USA, Inc., NXP Semiconductors, Toshiba Corporation, Trident Microsystems, MediaTek Inc., Pixelworks Inc. and in-house development divisions of Samsung Electronics Co., Ltd. and Sony.

In the game console category, we compete primarily against Nvidia Corporation. Other competitors include Intel Corporation and IBM.

We license graphics core technologies to other semiconductor manufacturers in the handheld industry. Our primary competitors in this area are Imagination Technologies Ltd. and ARM Inc.

Research and Development

We focus our microprocessor research and development activities on product design and system and manufacturing process development. One main area of focus is on delivering the next generation of microprocessors with improved system performance and performance-per-watt characteristics. We have devoted significant resources to product design and to developing and improving manufacturing process technologies and plan to continue to do so in the future. We also work with other industry leaders, public foundations, universities and industry consortia to conduct early stage research and development.

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

Our research and development expenses for 2007, 2006, and 2005 were approximately $1.8 billion, $1.2 billion and $1.1 billion, respectively. Research and development expenses for 2006 and 2007 included ATI’s research and development expenses from October 25, 2006 through December 29, 2007. For more information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A.

We conduct product and system research and development activities for our microprocessor products in the United States with additional design and development engineering teams located in Germany, Singapore, China, Japan, Malaysia, Taiwan and India.

We conduct our microprocessor manufacturing process development activities primarily through our joint development agreement with IBM. Under this agreement, we jointly develop new process technologies, including 45-nanometer, 32-nanometer, 22-nanometer and certain other advanced technologies, to be implemented on silicon wafers. Our relationship also includes laboratory-based research of emerging technologies such as new transistor, interconnect, lithography and die-to-package connection technologies. We pay fees to IBM for joint development projects. The actual amounts we pay to IBM are dependent upon the number of partners, including us and IBM, engaged in related development projects under the agreement. In addition, we agreed to pay IBM specified royalties upon the occurrence of specified events, including in the event that we sublicense the jointly developed process technologies to specified third parties or if we bump wafers for a third party. Bumping wafers is one of the final stages of the manufacturing process in which wafers are prepared for assembly and test. For more information on the fees paid or payable to IBM, see “Part II, Item 7, Contractual Cash Obligations and Guarantees—Unconditional Purchase Commitments,” and “Part I, Item 1A, Risk Factors.” We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

Under the agreement, our joint development relationship continues through December 31, 2011. Our agreement with IBM may be extended further by the mutual agreement of the parties and can also be terminated immediately by either party if the other party permanently ceases doing business, becomes bankrupt or insolvent, liquidates or undergoes a change of control or can be terminated by either party upon 30 days written notice upon a failure of the other party to perform a material obligation thereunder. Under our agreement, research and development takes place in IBM’s Watson Research Center in Yorktown Heights, N.Y., the Center for Semiconductor Research at Albany NanoTech, and at IBM’s 300-millimeter manufacturing facility in East Fishkill, N.Y.

We conduct research and development activities for our graphics products, chipset products and products for consumer electronics devices at design centers located throughout the world, including in the United States, Canada, India, Finland and China. Due to the rapid pace of technological change in the graphics industry, our strategy is to focus on developing the newest generation of products that meet market and customer requirements on a timely basis so as to meet each market window.

Manufacturing, Assembly and Test Facilities

We own and operate five manufacturing facilities, of which two are microprocessor wafer fabrication facilities and three are microprocessor assembly and test facilities. We developed an approach to manufacturing called Automated Precision Manufacturing, or APM. APM comprises a suite of automation, optimization and real-time data analysis technologies which automate the way decisions are made within our fabrication facilities. We use APM during volume manufacturing and process technology transitions, and believe APM enables greater efficiency, higher baseline yields, better speed binning and faster yield learning. We have complemented APM with a program called ADVANCE, which is based on “Lean” manufacturing principles (originating principally from the automotive industry), and helps to identify and institutionalize efficiency and productivity gains.

During 2007, our microprocessor manufacturing was conducted at the facilities described in the chart below. These facilities are the cornerstone of our flexible capacity growth plan, which focuses on bringing the right amount of capacity online at the right time through ongoing, incremental increases in total output.

Facility Location	Wafer Size (diameter in millimeters)	Principal Production Technology (in nanometers)	Approximate Clean Room Square Footage
Dresden, Germany
Fab 30	200	90	263,000
Fab 36	300	65	150,000

During 2007, we manufactured our microprocessor products at Fab 30 primarily on 90-nanometer process technology. We fully converted to and ramped production on 65-nanometer process technology at Fab 36 by mid-2007, as planned. Our goal is to ramp manufacturing using 45-nanometer technology in the first half of 2008.

In 2007, we expanded capacity in Fab 36, and completed the addition of a new bump and test facility. Bump and test is the final stage of the wafer manufacturing process in which wafers are prepared for assembly and final test. We also began the process of converting Fab 30 from a 200-millimeter to a 300-millimeter manufacturing facility. The last 200-millimeter wafer in Fab 30 was completed in November 2007.

We anticipate that after being fully converted to a 300-millimeter facility, Fab 30 (which will be renamed Fab 38) will be able to handle a maximum of approximately 20,000 300-millimeter wafer starts per month.

Another facet of our flexible capacity growth strategy involves working with third-party foundries, and to this end, we have sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing pursuant to which Chartered is an additional manufacturing source for our AMD64-based microprocessors. We also have foundry arrangements with third parties for the production of our embedded processors, chipset products and graphics products and products for consumer electronics devices.

In connection with our potential new 300-millimeter wafer fabrication facility on the Luther Forest Technology Campus in Saratoga County, New York, we may give notice to the State of New York Urban Development Corporation d/b/a Empire State Development Corporation (ESDC) to proceed with this project anytime between January 2008 and July 2009. However, we are not obligated to commence construction, and our decision regarding proceeding with the construction is dependent on business conditions and market demand.

Should we choose to build the facility, the State of New York is required to issue bonds or otherwise fund the project and related research and development in the amount of $650 million. Actual disbursement of funds occurs as we submit appropriate documentation verifying that expenditures on the project have been incurred. If we move forward with the project, we must complete the construction of the facility in accordance with the final plans and specifications approved in writing by the ESDC and must maintain business operations on the Luther Forest Technology Campus for a minimum of seven years after the date full employment at the facility is first achieved. Funds disbursed to us may be subject to repayment, in whole or part, if we do not attain and or maintain certain levels of employment for specified periods of time.

Our current microprocessor assembly and test facilities are described in the chart set forth below:

Facility Location	Approximate Manufacturing Area Square Footage	Activity
Penang, Malaysia	206,000	Assembly
Singapore	380,000	Test, Mark & Packaging
Suzhou, China	44,000	Test, Mark & Packaging

Some assembly and final testing of our microprocessor and embedded processor products is performed by subcontractors in the United States and Asia.

With respect to our graphics and chipset products and products for consumer electronics devices, we have strategic relationships with three semiconductor foundries, Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corp. (UMC) and Chartered. Currently, we are in volume production in TSMC’s and UMC’s 300-millimeter fabrication facilities. As of December 29, 2007, our graphics and chipset products and products for consumer electronics devices were manufactured on 55-, 65-, 80-, 90-, 110-, 130-, 150- or 180- nanometer process technologies at third party foundries. Smaller process geometries can lead to gains in graphics processing performance, lower power consumption and lower per unit manufacturing costs.

From the foundry, wafers for our graphics products are delivered to our test, assembly and packaging partners including Advanced Semiconductor Engineering Group, Amkor, King Yuan Electronics, Siliconware Precision Industries and STATS-Chippac, who package and test the final application-specific integrated circuit.

We outsource board-level graphics product manufacturing to third-party manufacturers. These include Celestica, Foxconn and PC Partner with locations in China. Our facility in Markham, Ontario, Canada is primarily devoted to prototyping for new graphics product introductions.

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

Intellectual Property and Licensing

We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and maskwork rights. As of December 29, 2007, we had more than 7,000 patents in the United States and over 1,700 patent applications pending in the United States, including more than 600 patents in the United States and 400 patent applications in the United States that we acquired from ATI. In certain cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

In connection with the formation of Spansion LLC as of June 2003 and the closing of Spansion Inc.’s initial public offering, or IPO, in December 2005, we and Fujitsu Limited transferred to Spansion various intellectual property rights pursuant to an Intellectual Property Contribution and Ancillary Matters Agreement, or IPCAAMA. Under the IPCAAMA, Spansion became the owner or joint owner with each of us and Fujitsu, of specified patents, patent applications, trademarks and other intellectual property rights and technology. The patents that we transferred included patents and patent applications covering Flash memory products and technology, the processes necessary to manufacture Flash memory products, and the operation and control of Flash memory products. We reserved rights, on a royalty free basis, to practice the contributed patents and to license these patents to our affiliates and successors-in-interest. We also have the right to use the jointly-owned intellectual property for our internal purposes and to license such intellectual property to others to the extent consistent with our non-competition obligations to Spansion.

We also have a patent cross-license agreement with Fujitsu whereby each party was granted a non-exclusive license under certain of the other party’s respective semiconductor-related patents. This patent cross-license agreement terminates on June 30, 2013, unless earlier terminated upon 30 days notice following a change of control of the other party. We also have a patent cross-license agreement with Spansion. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of the patent cross-license agreement. The agreement will automatically terminate on the later of June 30, 2013 or the date we sell our entire equity interest in Spansion. The agreements may be terminated by a party on a change in control of the other party or its semiconductor group.

In addition, as is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive technology and intellectual property rights. One such agreement is the patent cross-license agreement with Intel which was effective as of January 1, 2001. Under this agreement we granted each other a non-exclusive license under each party’s patents for the manufacture and sale of semiconductor products worldwide. We pay Intel Corporation a royalty for certain licensed microprocessor products sold by us or any AMD affiliate anywhere in the world. The license applies to each party’s patents that have a first effective filing date during the capture period, which is the period from January 1, 2001 through January 1, 2010. Either party may terminate the agreement if the other party commits a material breach of the agreement and does not correct the breach within 60 days after receiving written notice thereof. In addition, either party may terminate the agreement upon 60 days written notice in the event of a filing by the other party of a petition in bankruptcy or insolvency, or any adjudication thereof, the filing of any petition seeking reorganization under any law relating to bankruptcy, the appointment of a receiver, the making of any assignment for the benefit of creditors, the institution of any proceedings for the liquidation or winding up of the other party’s business, or in the event of a change of control. For purposes of our agreement with Intel, change of control means a transaction or a series of related transactions in which (i) one or more related parties who did not previously own at least a 50 percent interest in a party obtain at least a 50 percent interest in such party, and, in the reasonable business judgment of the other party, such change in ownership will have a material effect on the other party’s business, or (ii) a party acquires, by merger, acquisition of assets or otherwise, all or any portion of another legal entity such that either the assets or market value of such party after the close of such transaction are greater than one and one third of the assets or market value of such party prior to such transaction.

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

Employees

As of December 29, 2007, we had approximately 16,420 employees.

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

Intel Corporation has dominated the market for microprocessors for many years. Intel’s significant financial resources enable it to market its products aggressively, to target our customers and our channel partners with special incentives, and to discipline customers who do business with us. These aggressive activities have in the past and are likely in the future to result in lower unit sales and average selling prices for our products and adversely affect our margins and profitability.

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of the business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost significantly less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs.

Also, Intel has stated that it intends to reenter the discrete GPU market. Intel’s actions could shrink the total available market for certain of our graphics products. Intel could also take other actions that place our discrete GPUs and integrated chipsets at a competitive disadvantage such as giving one or more of our competitors in the graphics market, such as Nvidia Corporation, preferential access to its proprietary graphics interface or other useful information. If our graphics products do not successfully address the discrete GPU and integrated chipset markets, our business could be materially adversely affected.

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

We expect Intel to maintain its dominant position and to continue to invest heavily in marketing, research and development, new manufacturing facilities and other technology companies. Intel has substantially greater financial resources than we do and accordingly spends substantially greater amounts on research and development and production capacity than we do. Moreover, Intel launched its quad-core multi-chip module processors during the fourth quarter of 2006. We commenced initial shipments of our first quad-core products for servers in August 2007 and for desktop PCs in November 2007. However, we did not ship significant volumes of these products in 2007, but we expect to ship in more significant volumes in the first half of 2008. To the extent Intel manufactures a significantly larger portion of its microprocessor products using more advanced process technologies, or introduces competitive new products into the market before we do, we may be more vulnerable to Intel’s aggressive marketing and pricing strategies for microprocessor products.

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

In 2008, we plan to make approximately $1.1 billion of capital expenditures. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing, if necessary.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of December 29, 2007, we had $1.9 billion in cash, cash equivalents and marketable securities. During 2007, we incurred substantial losses that have had a negative impact on cash balances. During 2007, net cash used in operating activities was $310 million and net cash used in investing activities was $1.7 billion.

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

As of December 29, 2007, we had consolidated debt of $5.3 billion. Our substantial indebtedness may:

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

Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Senior Notes due 2012 (7.75% Notes) contains various covenants that limit our ability to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from the sale of assets;

•	enter into certain types of transactions with affiliates; and

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met.

In addition, our Fab 36 term loan facility agreement among our German subsidiary, AMD Fab 36 Limited Liability Company & Co. KG, as borrower, and a consortium of banks lead by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan), contains restrictive covenants, including a prohibition on the ability of AMD Fab 36 KG and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the applicable agreement.

Our loan agreements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 5.75% Convertible Senior Notes due 2012 (5.75% Notes), 6.00% Convertible Senior Notes due 2015 (6.00% Notes) and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustees under the indentures governing our 5.75% Notes, 6.00% Notes or 7.75% Notes accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to maintain our cost management efforts, our business could be materially adversely affected.

During 2007, we took a number of actions to manage our expenses and realign our cost structure. We anticipate that during the first quarter of 2008, our operating expenses will increase by approximately five percent compared to the fourth quarter of 2007. We cannot assure you that we will be able to maintain our expenses at appropriately reduced levels, and if we are unable to do so, our goal of achieving profitability could fail to materialize in accordance with our expectations. In addition, if these reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We may not realize all of the anticipated benefits of our acquisition of ATI Technologies Inc.

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

In the fourth quarter of 2007, we performed our annual impairment analysis with respect to the goodwill and, based on the outcome of that analysis, we also evaluated our acquisition-related intangible assets for impairment. We determined that goodwill recorded as a result of the acquisition of ATI was impaired, and incurred a goodwill impairment charge of $1.3 billion, as well as an impairment charge of $349 million related to acquisition-related identifiable intangible assets acquired from ATI. These charges resulted in a reduction of the carrying values of goodwill and acquisition related intangible assets as recorded on our balance sheet. They are based on an updated long-term financial outlook for the former ATI operations that is lower than previously calculated. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors. We also make substantial investments in research and development related to product designs, including new integrated platforms and our design initiative called “Fusion,” and we anticipate that we will continue to invest in research and development in the future. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Moreover, in connection with the ATI acquisition, we committed to the Minister of Industry of Canada to increase total expenditures on research and development in Canada when compared to ATI’s expenditures in this area in prior years. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We have a joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies through December 31, 2011. We anticipate that under this agreement, we will pay fees to IBM of approximately $400 million in connection with joint development projects between 2008 and 2011.

If this agreement were to be terminated, we would have to substantially increase our research and development activities internally, which could significantly increase our research and development costs, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the timely achievement of the milestones set forth in the joint development agreement is critical to our ability to continue to manufacture microprocessors using advanced process technologies.

The success of our business is dependent upon our ability to introduce products on a timely basis with required features and performance levels that provide value to our customers and support and coincide with significant industry transitions.

Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. For example, in the third quarter of 2007, we commenced initial shipments of our quad core AMD Opteron processors, but our initial production ramp of these processors was slower than we anticipated because we had to undertake design and process tuning. We expect to ship in more significant volumes during the first half of 2008.

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

Moreover, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the average selling price undergoes regular price reductions. The introduction of new products and enhancements to existing products is necessary to maintain overall corporate average selling prices. If we are unable to introduce new products or launch new products with sufficient increases in average selling price or increased unit sales volumes capable of offsetting these reductions in average selling prices of existing products, our revenues, inventories, gross margins and operating results could be materially adversely affected.

Our ability to design and introduce new graphics products in a timely manner is dependent upon third party intellectual property.

In the design and development of new products and graphics product enhancements, we rely on third-party intellectual property such as software development tools. Historically, ATI has experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from graphics products in the future may exceed the capabilities of the software development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top five customers accounted for over 40 percent of our total revenue in 2007. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, during 2007, one handset manufacturer accounted for over 30 percent of the revenue of our Consumer Electronics segment. During this same period, three customers accounted for over 35 percent of the revenue of our Graphics segment. If one of our top microprocessor, graphics or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected. For example, during 2007, the handset manufacturer referenced above purchased significantly less of our products than in the previous year. This decline contributed to lower unit shipments of our products for consumer electronics devices and negatively impacted net revenue for our Consumer Electronics segment in 2007. Moreover, this handset manufacturer is considering divesting its handset business.

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

The business we acquired from ATI is also dependent upon the market for mobile, desktop and workstation PCs, the consumer electronics market for digital TVs, handheld devices, such as multimedia-enabled mobile phones, and game consoles. A market decline in any of these industries could cause the demand for our products to decrease and could have a material adverse effect on our results of operations.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may not grow, and may even decrease, which would have a material adverse effect on us.

The markets in which our products are sold are highly competitive.

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will intensify in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products, Intel and Nvidia are our principal competitors. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

If we fail to continue to improve the efficiency of our supply chain in order to respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. We have recently experienced challenges related to the logistics of selling our products across a diverse set of customers and geographies and delivering these products on a timely basis. If we fail to continue to improve the efficiency of our supply chain and adjust our operations in response to future increases or changes in OEM demand for our products, our business could be materially adversely affected.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components.

We depend on third-party companies for the design, manufacture and supply of motherboards, BIOS software and other components that support our microprocessor offerings. In addition, we continue to work with other third parties to obtain graphics chips in order to provide our customers with a greater choice of technologies to best meet their needs.

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

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with AMD. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing AMD from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court also set a trial date of April 27, 2009.

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

Manufacturing capacity constraints and manufacturing capacity utilization rates may have a material adverse effect on us.

There may be situations in which our microprocessor manufacturing facilities are inadequate to meet the demand for certain of our microprocessor products. Our inability to provide sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse effect on our relationships with customers, which could have a material adverse effect on us.

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. Although Chartered has begun production, the ability of Chartered to continue to ramp production on a timely basis depends on several factors beyond our control, including Chartered’s ability to continue to implement our technology at their facilities on a timely basis. In addition, we have slowed the conversion of Fab 30 into a 300 millimeter wafer manufacturing facility.

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

We must have reliable relationships with our wafer manufacturers and subcontractors to ensure adequate product supply to respond to customer demand. If we move production of our products to new manufacturers or if current manufacturers implement new process technology or design rules, any transition difficulties may result in lower yields or poorer performance of our products. Because it could take several quarters to establish a strategic relationship with a new manufacturing partner, we may be unable to secure an alternative supply for any specific product in a short time frame. We could experience significant delays in the shipment of our products if we are required to find alternative foundries or contractors. Other risks associated with our dependence on third-party manufacturers include reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several small undercapitalized subcontractors, reduced ability to manage inventory and parts, and exposure to foreign countries and operations. With respect to Chartered, we rely on their ability to implement our technology for manufacturing our AMD64-based processors at their facilities on a timely basis. If we are unable to secure sufficient or reliable supplies of wafers, our ability to meet customer demand for our graphics and consumer electronics businesses may be adversely affected and this could have a material adverse effect on us.

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

For example, we are largely dependent on one supplier for our silicon-on-insulator (SOI) wafers that we use to manufacture our microprocessor products. We are also dependent on key chemicals from a limited number of suppliers and rely on a limited number of foreign companies to supply the majority of certain types of integrated circuit packages for our microprocessor products. Similarly, certain non-proprietary materials or components such as memory, PCBs, substrates and capacitors used in the manufacture of our graphics products are currently available from only a limited number of sources and are often subject to rapid changes in price and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past and could in the future have a material adverse effect on us.

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

During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies earlier than we do. Our results of operations would also be adversely affected by the increase in fixed costs and operating expenses if revenues do not increase proportionately.

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

In September 2007, the Financial Accounting Standards Board, or FASB, exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. If issued as proposed, the final FSP would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

In November 2007, the FASB announced it expects to begin its redeliberations of the proposed FSP in January 2008. Therefore, it is unlikely that the proposed effective date for fiscal years beginning after December 15, 2007 will be retained.

We cannot predict the exact accounting treatment that will be imposed (which may differ from the foregoing description) or when any change will be finally implemented. However, if the final FSP is issued as exposed, we expect to have higher interest expense starting in the period of adoption due to the interest expense accretion and, if the retrospective application provisions of the proposed FSP are retained in the final FSP, our prior period interest expense associated with the 6.00% Notes would be higher than previously reported interest expense due to retrospective application.

Conversion of the 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

The conversion of some or all of the 5.75% Notes and the 6.00% Notes may dilute the ownership interests of our existing stockholders. Although the capped call transaction that we entered into in connection with the issuance of the 6.00% Notes is expected to reduce potential dilution upon conversion of the 6.00% Notes, the conversion of the 6.00% Notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds $42.12, which is the cap price of the capped call. Similarly, the conversion of the 5.75% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds $20.13, the conversion price of the 5.75% Notes. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 5.75% Notes or 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

The capped call transaction may affect the value of our common stock.

We entered into a capped call transaction in connection with the issuance of the 6.00% Notes. The capped call transaction is expected to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock at the time of exercise, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the 6.00% Notes and is subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. In connection with hedging the capped call transaction, the counterparty or its affiliates: may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to the conversion of the 6.00% Notes). These activities could have the effect of decreasing the price of our common stock during any observation period related to a conversion of the 6.00% Notes. The counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the 6.00% Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modifications are likely to occur during any observation period related to a conversion of the 6.00% Notes, which may have a negative effect on the value of the consideration received upon conversion of the 6.00% Notes. In addition, we intend to exercise options we hold under the capped call transaction whenever the 6.00% Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period, if any, for the converted 6.00% Notes. If we elect to cash-settle the capped call transaction, which we are permitted to do subject to certain conditions, it is likely the counterparty or its affiliates will sell an even greater number of shares. The effect, if any, of these transactions and activities on the market price of our common stock or the 6.00% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 6.00% Notes.

If we lose Microsoft Corporation’s support for our products, our ability to sell our products could be materially adversely affected.

Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our microprocessor products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our microprocessors. In addition, software drivers sold with our products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft, our ability to market our products would be materially adversely affected.

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

Our entry into consumer markets is subject to a number of uncertainties.

We sell products for the consumer electronics market, including for digital TVs and color mobile phones. There are a significant number of competitors targeting this market. In addition, as the telecommunications, cable and consumer electronics industries and their suppliers undergo a period of convergence, we expect that competition will increase in these markets. Our ability to succeed in these consumer markets is subject to a number of uncertainties, including acceptance of our graphics and multimedia processors, the development of new technologies sufficient to meet market demand, the need to develop customer relationships, different sales strategies and channels, new and different industry standards from those in the PC market and changing strategic alliances. We cannot assure you that we will be able to successfully compete in this market. If we are unable to successfully introduce products and compete in this market, we could be materially adversely affected.

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

We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring a significant penalty, while customers of products for consumer electronics devices may cancel orders by providing 90 days prior advance notice. We base our inventory levels on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. For example, customers who are concerned about potential supply shortages may “double order” products by ordering more product from us than they ultimately need. Subsequently, these customers could cancel all or a portion of these orders when they realize they have sufficient supply. This behavior would increase our uncertainty regarding demand for our products and could materially adversely affect us. With respect to our graphics products, we do not have any commitment or requirements for minimum product purchases in our sales agreement with AIB customers, upon whom we rely to manufacture, market and sell our desktop GPUs. These sales are subject to uncertainty because demand by our AIBs can be unpredictable and susceptible to price competition. Our ability to forecast demand is even further complicated when we sell to OEMs indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, PC and consumer markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders, the return of previously sold products or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on profit margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in average selling prices, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to estimate customer demand for our older products as our new products are introduced; or

•	our competitors taking aggressive pricing actions.

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

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China,

Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue was 87 percent in 2007, and China was one of our largest and fastest growing markets.

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

The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable and we may not be able to foresee events that could have a material adverse effect on us.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market conditions on the economy. If the economy weakens or slips into recession, our business, financial condition and results of operations could be materially adversely affected.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the euro and the Canadian dollar. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI in October 2006, some of our expenses and debt are denominated in Canadian dollars. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. The value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third party infringement or from misappropriation in the United States and abroad. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the United States and abroad, our technology or other intellectual property may be compromised, and we would be materially adversely affected.

We are party to litigation, including intellectual property litigation, and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time we are a defendant or plaintiff in various legal actions. For example, our indirect wholly-owned subsidiary, ATI, is party to a consumer class action, among other litigation matters. Additionally, in November 2006 we received a subpoena for documents and information in connection with the U.S. Department of Justice’s criminal investigation into potential antitrust violations related to graphics processing units and cards. In addition, AMD and our subsidiaries, ATI, AMD US Finance, Inc. and 1252986 Alberta ULC are defendants in a consolidated action in which the plaintiffs are seeking to certify a class action to obtain injunctive relief and damages for alleged violations of federal antitrust law, and for alleged violations of certain state antitrust and consumer protection statutes, related to graphics processing units and cards. We also sell products to consumers, which could increase our exposure to consumer actions such as product liability claims. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages.

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially up to and including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

All of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. The independent foundries we use to manufacture our graphics and chipset products and products for consumer electronics devices are located in the Asia-Pacific region and inventory is stored there, particularly in Taiwan. Many of our assembly, testing and packaging suppliers for our graphics products are also located in southern Taiwan. On September 22, 1999, Taiwan suffered a major earthquake that measured 7.6 on the Richter scale and disrupted the operations of these manufacturing suppliers and contributed to a temporary shortage of graphics processors. Additional earthquakes, fires or other occurrences that disrupt our manufacturing suppliers may occur in the future. To the extent that the supply from our independent foundries or suppliers is interrupted for a prolonged period of time or terminated for any reason, we may not have sufficient time to replace our supply of products manufactured by those foundries.

Moreover, our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us.

Our business is subject to potential tax liabilities.

We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material effect on our cash, goodwill recorded as a result of our acquisition of ATI, income tax provision and net income in the period or periods for which that determination is made.

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000—2004 with respect to transactions between ATI and its subsidiaries. The audit has been completed and is currently in the review process. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments that were issued more than 180 days before December 29, 2007, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

At December 29, 2007, we owned principal engineering, manufacturing, warehouse and administrative facilities located in the United States, Canada, China, Germany, Singapore and Malaysia. These facilities totaled approximately 3.6 million square feet. Of this amount, 2.2 million square feet were located in Dresden, Germany and were used primarily for wafer fabrication, research and development, and administrative offices.

Our main facility with respect to our graphics and chipset products and products for consumer electronics devices is located in Markham, Ontario, Canada. This facility consists of approximately 240,000 square feet of office and research and development space. We have a 50 percent interest in the joint venture company that owns this facility. We occupy five other facilities in Markham, Ontario that comprise over 265,000 square feet, including approximately 65,000 square-feet of manufacturing and warehouse space.

In some cases, we lease all or a portion of the land on which our facilities are located. We lease approximately 218,000 square feet of land in Singapore and 270,000 square feet of land in Suzhou, China for our microprocessor and test facilities. In addition, Fab 30 and Fab 36 are located on approximately 9.7 million square feet of land. Of this amount, Fab 36 owns approximately 5.4 million square feet, and both the facility and the land are encumbered by a lien securing the obligations of AMD Fab 36 KG, the entity that owns the Fab 36 assets, under its EUR 700 Million Term Loan Facility Agreement with a consortium of banks in connection with the Fab 36 project (Fab 36 Loan Agreements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements.”

As of December 29, 2007, we also leased approximately 3.1 million square feet of space for engineering, manufacturing, warehouse and administrative use, including a number of smaller regional sales offices located in commercial centers near customers, principally in the United States, Latin America, Europe and Asia. These leases expire at varying dates through 2018.

We also have approximately 185,000 square feet of building space that is currently vacant. We continue to have lease obligations with respect to this space that expire at various dates through 2011. We are actively marketing this space for sublease. Spansion Inc. leases approximately 71,000 square feet from us.

We are also in the process of building a new campus for design and administrative functions on approximately 58 acres in Austin, Texas. The campus will consist of approximately 825,000 square feet and is concentrated to approximately 33 of the available 58 acres. We expect that the new Austin campus will be fully occupied by mid-2008.

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

AMD and AMDISS v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

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

Intel filed its answer on September 1, 2005. On September 26, 2006, the United States District Court for the District of Delaware granted the motion of Intel Corporation to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to introduce evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing AMD from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court also set an immovable trial date of April 27, 2009. The discovery process is ongoing.

Other Related Proceedings

On June 30, 2005, our Japanese subsidiary, AMD Japan K.K., or AMD Japan, filed an action in Japan against Intel Corporation’s Japanese subsidiary, Intel Kabushiki Kaisha, or Intel K.K., in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act.

Through its suit in the Tokyo High Court, AMD Japan seeks $50 million in damages, following on the Japan Fair Trade Commission’s (JFTC) findings in its March 8, 2005 Recommendation, or the JFTC Recommendation, that Intel K.K. committed violations of Japan’s Antimonopoly Act. The JFTC Recommendation concluded that Intel K.K. interfered with AMD Japan’s business activities by providing large amounts of funds to five Japanese PC manufacturers (NEC, Fujitsu, Toshiba, Sony, and Hitachi) on the condition that they refuse to purchase AMD’s microprocessors. The suit alleges that as a result of these illegal acts, AMD Japan suffered serious damages, losing all of its sales of microprocessors to Toshiba, Sony, and Hitachi, while sales of microprocessors to NEC and Fujitsu also fell precipitously.

Through its suit in the Tokyo District Court, AMD Japan seeks $55 million in damages for various anticompetitive acts in addition to those covered in the scope of the JFTC Recommendation. The suit alleges that these anticompetitive acts also had the effect of interfering with AMD Japan’s right to engage in normal business and marketing activities.

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006

alleging claims that are substantially the same was transferred to the Northern District of California, and on July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006. On September 28, 2007, the Court entered an order denying Plaintiff’s Motion for Class Certification without prejudice, granting plaintiffs additional time to conduct class discovery and granting plaintiffs certain fees and costs. The discovery process is ongoing.

Department of Justice Subpoena

On November 29, 2006, AMD received a subpoena for documents and information in connection with the U.S. Department of Justice, or DOJ, criminal investigation into potential antitrust violations related to graphics processing units and cards, with a focus on the business that AMD acquired from ATI on October 26, 2006. AMD entered the graphics processor business following our acquisition of ATI on October 25, 2006. The DOJ has not made any specific allegations against AMD or ATI. AMD is cooperating with the investigation.

GPU Class Actions

Currently over fifty related antitrust actions have been filed against AMD, ATI and Nvidia Corporation, all of which were consolidated and transferred to the Northern District of California in the action In re Graphics Processing Units Antitrust Litigation including twenty-eight actions in the Northern District of California, eleven in the Central District of California, two in Massachusetts, one in the Western District of Wisconsin, three in South Carolina, one in Vermont, one in Kansas, two in the District of Columbia, one in the Eastern District of New York, one in the Eastern District of Arkansas, one in South Dakota, one in the Middle District of Tennessee and one in the Eastern District of Tennessee. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and Nvidia had received subpoenas from the U.S. Department of Justice Antitrust Division in connection with the DOJ’s investigation into potential antitrust violations related to graphics processing units and cards. All of the actions appear to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust law. Further, each of the complaints is styled as a putative class action and alleges a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. Class plaintiffs (direct and indirect) filed amended consolidated complaints in June 2007. The amended consolidated complaints proposed a class period from December 2002 to the present. On September 27, 2007, the court issued an order granting in part and denying in part defendants’ motion to dismiss. Pursuant to the court’s order, plaintiffs filed motions to amend their complaints on October 11, 2007, and defendants filed oppositions to plaintiffs’ motions on October 18, 2007. On November 7, 2007, the court granted plaintiffs’ motion in part and denied it in part and ordered plaintiffs immediately to file their amended complaints in conformity with the court's order. On November 7 and November 8, 2007, plaintiffs (indirect and direct purchasers) filed their amended complaints. In addition to AMD and ATI, the amended complaints named AMD US Finance, Inc. and 1252986 Alberta ULC as defendants. On November 27 and 28, 2007, the defendants filed their answers to the indirect and direct purchasers’ amended complaints. The discovery process in ongoing. The court has scheduled a jury trial to begin on January 12, 2009.

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

In 1991, we received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We have entered into settlement agreements with other responsible parties on two of the orders. During the term of such agreements other parties have agreed to assume most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. We remain responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $3.5 million in accordance with applicable accounting rules and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. We believe that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on our financial condition or results of operations.

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

Our common stock (symbol “AMD”) is listed on the New York Stock Exchange. On February 11, 2008, there were 7,873 registered holders of our common stock. The following table sets forth on a per share basis the high and low intra-day sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	High	Low
Fiscal year ended December 29, 2007
First quarter	$20.63	$12.96
Second quarter	15.95	12.60
Third quarter	16.19	11.27
Fourth quarter	14.73	7.30

	High	Low
Fiscal year ended December 31, 2006
First quarter	$42.70	$30.16
Second quarter	36.08	23.46
Third quarter	27.90	16.90
Fourth quarter	25.69	19.90

We have never paid any cash dividends on our common stock and have no present plans to do so. Under the terms of our Indenture for the 7.75% Notes dated October 29, 2004 with Wells Fargo Bank, N.A., as Trustee, we are limited in our ability to pay cash dividends unless we obtain the written consent of the bondholders. Specifically, we are prohibited from paying cash dividends if the aggregate amount of dividends and other restricted payments made by us since entering into the indenture would exceed the sum of specified financial measures including fifty percent of consolidated net income as that term is defined in the indenture. In addition, our German subsidiaries, AMD Fab 36 LLC & Co. KG, AMD Fab 36 Holding GmbH and AMD Fab 36 Admin GmbH, are restricted by the terms of the Fab 36 Loan Agreement from paying cash dividends to us or providing loans or advances to us in certain circumstances without the prior written consent of the lenders.

The information under the caption, “Equity Compensation Plan Information,” in our 2008 Proxy Statement is incorporated herein by reference.

We have an ongoing authorization from the Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During 2007, we did not repurchase any of our equity securities pursuant to this Board authorized program.

Performance Graph

Comparison of Five-Year Cumulative Total Returns

Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductor Index

The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductor Index from December 27, 2002 through December 29, 2007. The past performance of our common stock is no indication of future performance.

Comparison of Five Year Total Return

This graph was plotted using the following data:

	Base Period 12/27/02	Years Ending
Company / Index		12/28/03	12/26/04	12/25/05	12/31/06	12/29/07
Advanced Micro Devices, Inc.	100	231.50	348.35	480.31	320.47	115.28
S&P 500 Index	100	127.47	143.19	152.90	174.21	185.05
S&P 500 Semiconductors Index	100	185.75	148.91	174.18	153.37	172.40

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 29, 2007

(In millions except per share amounts)

2007(1)(3)	2006(2)(3)	2005(3)	2004(4)	2003(5)
Net revenue	$6,013	$5,649	$5,848	$5,001	$3,519
Cost of sales	3,751	2,856	3,456	3,033	2,327
Gross margin	2,262	2,793	2,392	1,968	1,192
Research and development	1,847	1,205	1,144	934	852
Marketing, general and administrative	1,373	1,140	1,016	812	573
In-process research and development	—	416	(6)	—	—	—
Amortization of acquired intangible assets and other integration charges(7)	299	79	—	—	—
Impairment of goodwill and acquired intangible assets	1,608	(8)	—	—	—	—
Operating income (loss)	(2,865)	(47)	232	222	(233)
Interest income	73	116	37	18	20
Interest expense	(367	)(9)	(126)	(105)	(112)	(110)
Other income (expense), net	(7)	(13)	(24)	(49	)(10)	1
Income (loss) before minority interest, equity in net income (loss) of Spansion Inc. and other and income taxes	(3,166)	(70)	140	79	(322)
Minority interest in consolidated subsidiaries(11)	(35)	(28)	125	18	45
Equity in net income (loss) of Spansion Inc. and other(12)	(155)	(45)	(107)	—	6
Provision (benefit) for income taxes	23	(13)	23	(14)	(7)	6	3
Net income (loss)	$(3,379)	$(166)	$165	$91	$(274)
Net income (loss) per common share
Basic—income (loss)	$(6.06)	$(0.34)	$0.41	$0.25	$(0.79)
Diluted—income (loss)	$(6.06)	$(0.34)	$0.40	$0.25	$(0.79)
Shares used in per share calculation
Basic	558	492	400	359	347
Diluted	558	492	441	371	347
Long-term debt, capital lease obligations and other, less current portion and other long term liabilities	$5,664	$4,189	$1,786	$2,043	$2,328
Total assets(15)	$11,550	$13,147	$7,288	$7,844	$7,050

(1)	Consolidated statement of operations data for 2007 includes the operations of ATI for the entire fiscal year. As a result, 2007 is not fully comparable to prior periods.
(2)

Consolidated statement of operations data for 2006 includes the operations of ATI for the period from October 25, 2006 through December 31, 2006. As a result, 2006 is not fully comparable to 2007 or to prior periods.

(3)

Consolidated statement of operations data for 2005 includes the results of operations for our former Memory Products segment through December 20, 2005. From December 21, 2005, the date that Spansion Inc., our former majority-owned subsidiary, closed its IPO through December 25, 2005 and all of 2006, we used the equity method of accounting to reflect our share of Spansion’s net income (loss). We include this information under the caption, “Equity in net income (loss) of Spansion Inc. and other,” on our consolidated statements of operations. In September 2007, as a result of our reduced ownership interest in, and the loss of our ability to exercise significant influence over, Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Therefore, 2005, 2006 and 2007 are not fully comparable to each other or to prior periods.

(4)

Consolidated statement of operations data for 2004 includes the results of operations for our former Memory Products segment for the entire year. Therefore, 2004 is not fully comparable to 2005, during which Spansion’s results of operations were not consolidated with our results of operations for the last five days of the fiscal year, or to 2006 and 2007.

(5)

Consolidated statement of operations data for 2003 includes the results of operations of Spansion LLC from June 30, 2003, the date of its formation. Prior to this, Spansion LLC’s results of operations were reported as part of our former Memory Products segment. We formed Spansion LLC with Fujitsu Limited on June 30, 2003 by expanding an existing manufacturing joint venture that was formed in 1993 and in which we had an ownership interest of slightly less than 50 percent. Upon the formation of Spansion LLC, our ownership interest increased to 60 percent. From June 30, 2003 through December 20, 2005 we maintained our 60 percent ownership interest. Prior to June 30, 2003, we accounted for our interest in the manufacturing joint venture under the equity method. Therefore, consolidated statement of operations data for 2003 is not comparable to 2004.

(6)	Represents a write off of in-process research and development in connection with the ATI acquisition.
(7)	Represents amortization of acquisition related intangible assets acquired in connection with the ATI acquisition and charges incurred to integrate the operations of ATI with our operations.
(8)	Represents impairment charges recorded to write down the carrying value of ATI-related goodwill and acquired intangible assets. See Part II, Item 7 “MD&A—ATI Acquisition.”
(9)

The increase in interest expense from $126 million in 2006 to $367 million in 2007 consisted of interest on new outstanding debt, including our 6.00% Notes, 5.75% Notes, Fab 36 Term Loan and October 2006 Term Loan.

(10)

Other income (expense), net, includes a charge of approximately $32 million associated with our exchange of $201 million of our 4.50% Convertible Senior Notes due 2007 for common stock and a charge of approximately $14 million in connection with our prepayment of amounts outstanding under a term loan agreement among our German subsidiary, AMD Fab 30 Limited Liability Company & Co. KG, and the lenders party thereto.

(11)

The 2006 and 2007 minority interest amounts represent the guaranteed rate of return of between 11 and 13 percent related to the limited partnership contributions that AMD Fab 36 KG received from the unaffiliated partners (Fab 36 Minority Interest); the 2005 and 2004 minority interest amount includes the Fab 36 Minority Interest and Spansion related minority interest; the 2003 minority interest amount represents the Spansion related minority interest. Minority interest consists primarily of the elimination of Fujitsu Limited’s share of the income (loss) of Spansion LLC. Fujitsu Limited held a 40 percent minority ownership interest in Spansion LLC, prior to the IPO of Spansion Inc.

(12)

In 2005 we recorded a loss of $110 million due to the dilution in our ownership interest in Spansion from 60 percent to approximately 38 percent in connection with Spansion’s IPO. This represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by us. In September 2007, as a result of our reduced ownership interest in, and loss of our ability to exercise significant influence over, Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Following our quarterly impairment review, we recorded impairment charges of approximately $111 million in 2007. See Note 4, Spansion Inc., in the Notes to the Consolidated Financial Statements.

(13)

The 2007 income tax provision primarily results from current foreign taxes reduced by the reversal of deferred U.S. taxes related to indefinite-lived goodwill, resulting from the goodwill impairment charge we recorded during the year, and recognition of previously unrecognized tax benefits for tax holidays.

(14)

The 2006 income tax provision primarily results from current foreign taxes, plus deferred U.S. tax related to indefinite-lived goodwill, and reduced by deferred foreign benefits from removing part of the valuation allowance on German net operating loss carryovers of Fab 36.

(15)

Total assets decreased by $1.6 billion from 2006 to 2007 primarily due to the impairment charge for ATI acquisition-related goodwill and intangible assets. Total assets increased by $5.9 billion from 2005 to 2006 primarily as the result of the acquisition of ATI.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of December 29, 2007 and December 31, 2006 and for each of the three years in the period ended December 29, 2007 and related notes thereto, which are included in this Form 10-K.

Introduction

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook personal computers, or PCs, professional workstations and servers;

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers; and

•	products for consumer electronic devices such as mobile phones and digital televisions and technology for game consoles.

Prior to the closing of the IPO of Spansion Inc. on December 21, 2005, which is described in more detail below, we also manufactured and sold Flash memory devices through Spansion LLC, our former majority-owned subsidiary.

In this section, we will describe the general financial condition and the results of operations for AMD and its consolidated subsidiaries, including a discussion of our results of operations for 2007 compared to 2006 and 2006 compared to 2005, an analysis of changes in our financial condition and a discussion of our contractual obligations and off-balance sheet arrangements. Our results of operations include sales of graphics, video, multimedia and chipset products and products for consumer electronics devices from the effective date of the ATI acquisition on October 25, 2006 through December 29, 2007 in the following reportable segments: (i) Computing Solutions (including Chipsets), (ii) Graphics and (iii) Consumer Electronics. We are not able to provide any comparative information for the latter two segments prior to the ATI acquisition, since we did not participate in these markets. This MD&A should be read in conjunction with the other sections of this Form 10-K, including “Part I, Item 1: Business,” “Part II, Item 6: Selected Financial Data,” and “Part II, Item 8: Financial Statements and Supplementary Data.”

Overview

Fiscal 2007 was a challenging year for AMD. Our net revenue in 2007 of $6.0 billion increased six percent from net revenue of $5.6 billion in 2006. However, revenue increased because we included the operations of our Graphics and Consumer Electronics segments for the entire fiscal year rather than just nine weeks in 2006. Net revenue for our Computing Solutions segment decreased 12 percent due to lower average selling prices for our microprocessor products, which resulted from delays in the introduction and broad availability of our quad-core processors, aggressive pricing by our principal competitor and a higher concentration of sales of processors for desktop and notebook PCs in 2007. Correspondingly, gross margins in 2007 decreased compared to gross margins in 2006 as a result of lower average selling prices for our microprocessor products and increased manufacturing costs during the first half of 2007. Furthermore, gross margins were adversely impacted due to the consolidation of ATI’s operations into ours for the full fiscal year in 2007 compared to nine weeks in 2006. Historically, the ATI business had lower gross margins compared to AMD.

Despite the challenges that we encountered during 2007, we made positive strides towards improving our performance. Although average selling prices for our microprocessor products declined in 2007 compared to 2006, they improved in the second half of 2007 compared to the first half of 2007 as our product mix improved with the introduction of our AMD Opteron quad-core processors for servers and AMD Phenom 9000 series of quad-core processors for desktop PCs. We also secured a new OEM customer, Toshiba Corporation. In the Graphics segment, we introduced the ATI Radeon HD 2000 and 3800 series of products. We also introduced the ATI Mobility Radeon HD series of products for notebook PCs during the second half of 2007 and were able to secure a number of OEM design wins. These new product introductions favorably impacted average selling prices. In the second half of 2007, we also improved gross margins compared to the first half of 2007 due to improved inventory management, manufacturing efficiencies and a richer product mix driven by the launch of new products. We also focused on improving the delivery of products across a diverse set of customers and geographies on a timely basis and, as a result, we witnessed recovery of sales to the distribution channel.

In 2007, we also undertook measures to improve our financial position. During the second quarter of 2007, we issued $2.2 billion aggregate principal amount of 6.00% Notes and in the third quarter of 2007, we issued $1.5 billion aggregate principal amount of 5.75% Notes. We used a portion of the proceeds from the 6.00% Notes and all of the proceeds from the 5.75% Notes to repay in full the amount outstanding under the October 2006 term loan agreement with Morgan Stanley Senior Funding, Inc. In the fourth quarter of 2007, we sold and issued 49 million shares of our common stock to a wholly owned subsidiary of Mubadala Development Company in exchange for net proceeds of $608 million. Our cash, cash equivalents and marketable securities at December 29, 2007 totaled $1.9 billion and our debt and capital lease obligations totaled $5.3 billion.

We also made significant strides to implement our manufacturing capacity strategy. We converted Fab 36 to 65-nanometer process technology by mid-2007, as planned. We also expanded manufacturing capacity in Fab 36 and completed the addition of a new bump and test facility. We initiated the conversion of Fab 30 from a 200-millimeter to a 300-millimeter manufacturing facility. Fab 30 produced its final 200-millimeter wafer during the fourth quarter of 2007. During 2007, Chartered Semiconductor continued to manufacture AMD64-based processors for us to support incremental demand.

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

ATI Acquisition

On October 25, 2006, we completed the acquisition of all of the outstanding shares of ATI, a publicly held company headquartered in Markham, Ontario, Canada for a combination of cash and shares of our common stock. ATI was engaged in the design, manufacture and sale of innovative 3D graphics and digital media silicon solutions. We believe that the acquisition of ATI will allow us to deliver products that better fulfill the increasing demand for more integrated computing solutions. We included the operations of ATI in our consolidated financial statements beginning on October 25, 2006.

The aggregate consideration that we paid for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of our common stock. In addition, we also issued options to purchase approximately 17.1 million shares of our common stock and approximately 2.2 million comparable AMD restricted stock units in exchange for outstanding ATI stock options and restricted stock units. The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion, valued at approximately $69 million, is being amortized to compensation expense over the options’ remaining vesting periods. To finance a portion of the cash consideration paid, we borrowed $2.5 billion under the October 2006 Term Loan. This term loan was fully repaid in 2007 (See “Contractual Obligations”). The total purchase price for ATI was $5.6 billion, including acquisition-related costs of $25 million, and consisted of:

(In millions except per share amounts)
Acquisition of all of the outstanding shares, stock options, restricted stock units and other stock-based awards of ATI in exchange for:
Cash	$4,263
58 million shares of AMD common stock	1,172
Fair value of vested options and restricted stock units issued	144
Acquisition related transaction costs	25
Total purchase price	$5,604

Purchase Price Allocation

The total purchase price was allocated to ATI’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of October 24, 2006 as set forth below:

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

The only item that may significantly impact goodwill is the resolution of certain ATI tax-related contingencies. To the extent that the actual amounts are different than the estimated amounts initially recorded, the difference will result in an adjustment to goodwill. Any other adjustments to amounts recorded from and after the completion of the acquisition will be recorded in post-acquisition operating results.

Management performed an analysis to determine the fair value of each tangible and identifiable intangible asset, including the portion of the purchase price attributable to acquired in-process research and development projects.

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of 2006. Projects that qualify as IPR&D represent those that have not reached technological feasibility and had no alternative future use at the time of the acquisition. These projects include development of next generation GPU, chipset, handheld and digital TV products. As of the date of acquisition, the estimated fair value of the projects for the Graphics and Chipsets segment was approximately $193 million ($122 million for graphics products and $71 million for chipset products) and we expect to incur an aggregate of approximately $113 million ($86 million for graphics products and $27 million for chipset products) to complete these projects over the two-year period that commenced October 25, 2006. As of the date of the acquisition, the estimated fair value of the projects for the Consumer Electronics segment was approximately $223 million, and we expect to incur aggregate costs of approximately $102 million to complete these projects over the two-year period that commenced October 25, 2006. Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, we reported operations related to our chipset products in our Computing Solutions segment.

The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan and estimating costs to develop the purchased IPR&D into commercially viable products. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ATI and its competitors.

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

The development of these technologies remains a risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from our competitors. Failure to develop these technologies into commercially viable products and/or failure to bring them to market in a timely manner could result in a loss of market share, which could have a material adverse impact on our business and operating results, could negatively impact the return on investment that we expected at the time that the ATI acquisition was completed and may result in impairment charges.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain, and as a result, actual results may differ from estimates.

The development efforts on these acquired projects have been ongoing and there have not been any significant changes in the original development plans as of December 29, 2007.

Other Acquisition Related Intangible Assets

Developed product technology consists of products that have reached technological feasibility and includes technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV product divisions. We initially expected the developed technology to have an average useful life of five years. However, as discussed below, we have revised the estimate of the average useful life of the developed technology to be 50 months from the acquisition date.

Game console royalty agreements represent agreements existing as of October 24, 2006 with video game console manufacturers for the payment of royalties to ATI for intellectual property design work performed and were estimated to have an average useful life of five years.

Customer relationship intangibles represent ATI’s customer relationships existing as of October 24, 2006, and were estimated to have an average useful life of four years.

Trademarks and trade names have an estimated useful life of seven years.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months.

We determined the fair value of other acquisition-related intangible assets using income approaches based on the most current financial forecast available as of October 24, 2006. The discount rates we used to discount net cash flows to their present values ranged from 12 percent to 15 percent. We determined these discount rates after consideration of our estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition.

We based estimated useful lives for the other acquisition-related intangible assets on historical experience with technology life cycles, product roadmaps and our intended future use of the intangible assets.

Integration

Concurrent with the acquisition, we implemented an integration plan which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. The costs associated with employee severance and relocation totaled approximately seven million. The costs associated with the closure of duplicate facilities totaled approximately one million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. We incurred costs of approximately $28 million and $32 million for the years ended December 29, 2007 and December 31, 2006, respectively, and they are included in the caption, “Amortization of acquired intangible assets and integration charges,” on our consolidated statements of operations.

2007 Impairment Analysis

In the fourth quarter of 2007, pursuant to our accounting policy, we performed the annual goodwill impairment analysis. As a result of this analysis, we concluded that the carrying amounts of goodwill assigned to our Graphics and Consumer Electronics segments exceeded their implied fair values and recorded an impairment loss of approximately $1.3 billion, which is included in the caption “Impairment of goodwill and acquired intangible assets” in our 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to specific reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 13.1 percent to 15.3 percent. The estimates of future operating results and cash flows were principally derived from our updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during the latter part of the third quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by our updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates we developed at the time of the completion of the acquisition. This updated long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

The outcome of our goodwill impairment analysis also indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. Accordingly, we assessed the recoverability of the acquisition-related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through their respective estimated undiscounted future net cash flows. We determined that certain of the acquisition-related developed product technology associated with our Graphics and Consumer Electronics segments was impaired primarily due to the revised lower revenue forecasts associated with products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of $349 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in our 2007 consolidated statements of operations. We also revised our estimate of the weighted average useful life of the developed product technology from 60 months to 50 months based on the revised cash flow forecasts.

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

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Generally, inventories on hand in excess of forecasted demand for the next six months are not valued. In addition, we write off inventories that are considered obsolete. We adjust the remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If, in any period, we anticipate future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Business Combinations.    In accordance with business combination accounting, we have allocated the purchase price of ATI to tangible and acquisition related intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values. These valuations require us to make significant estimates and assumptions, especially with respect to acquisition related intangible assets.

We review the acquisition related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recovered.

We made estimates of fair value of the ATI assets acquired and liabilities assumed using reasonable assumptions based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the acquisition related intangible assets included but were not limited to: future expected cash flows from the sale of products, expected costs to develop in-process research and development projects into commercially viable products and estimated cash flows from the projects when completed; the market’s awareness of the acquired company’s brand and the acquired company’s market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio and discount rates. Unanticipated events may occur which may affect the accuracy or validity of such assumptions, estimates or actual results as evidenced by the impairment charges we recorded with respect to goodwill and intangible assets resulting from the ATI acquisition.

Goodwill.    As a result of the ATI acquisition, we recorded goodwill on our books. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. We perform our annual impairment analysis during the fourth quarter of each year. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

As a result of the annual goodwill impairment analysis, we were required to recognize a $1.3 billion goodwill impairment charge in our 2007 statement of operations related to three of our reporting units in the Graphics and Consumer Electronics segments. The key assumptions used to determine the fair value of our reporting units included: (a) cash flow periods of 10 years; (b) terminal values based upon terminal growth rates ranging from 3.0 percent to 7.0 percent; and (c) discount rates ranging from 13.1 percent to 15.3 percent which were based on our weighted average cost of capital, adjusted for the risks associated with the operations. A variance in the discount rate could have had a significant impact on the amount of the goodwill impairment charge recorded. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, which totaled $1.9 billion at December 29, 2007. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Impairment of Long-Lived Assets.    We consider quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability of the asset by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows and in evaluating the results of appraisals or other valuation methods. If the asset determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset. The new carrying value of the related asset is depreciated over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change.

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

Prior to December 21, 2005, we had the following three reportable segments:

•	the Computation Products segment, which included microprocessor products for desktop and mobile PCs, servers and workstations and AMD chipset products;

•	the Memory Products segment, which included Spansion Flash memory products; and

•	the Personal Connectivity Solutions segment, which included embedded processors for global commercial and consumer markets.

On December 21, 2005, Spansion completed its IPO. Following the IPO, our ownership interest in Spansion was reduced from 60 percent to approximately 38 percent of Spansion’s outstanding common stock. In

November 2006, we sold 21 million shares of Spansion’s Class A common stock in an underwritten public offering. As a result of this sale, as of December 31, 2006 we owned approximately 21 percent of Spansion’s outstanding common stock. During 2007, we further reduced our interest in Spansion by selling approximately 14 million additional shares of Spansion’s Class A common stock, leaving us with approximately 14 million shares, or a 10.4 percent ownership interest in Spansion’s outstanding common stock as of December 29, 2007.

As a result of Spansion’s IPO, our financial results of operations included Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position were not consolidated as part of our financial results. Instead, we applied the equity method of accounting to reflect our share of Spansion’s net loss from December 21, 2005 through September 20, 2007. Under the equity method of accounting, our share of Spansion’s net loss impacts our net income (loss). On September 20, 2007, we changed the accounting for our investment in Spansion from the equity method to accounting for this investment as “available-for-sale” marketable securities pursuant to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity because we no longer had the ability to exercise significant influence over Spansion’s operations (see Note 4 of Notes to Consolidated Financial Statements). Effective September 20, 2007, we are required to mark the investment to its current market price and book an impairment charge to the investment through earnings if the loss related to the market price change is deemed to be other than temporary. Accordingly, our operating results for the years ended December 25, 2005, December 31, 2006, and December 29, 2007 related to our investment in Spansion are not fully comparable with each other.

Following Spansion’s IPO, from December 26, 2005 through October 24, 2006, we had two reportable segments:

•	the Computation Products segment, which included microprocessors, AMD chipsets and related revenue; and

•	the Embedded Products segment, which included embedded processors and related revenue.

As a result of the acquisition of ATI, effective October 25, 2006, we had the following four reportable segments:

•	the Computation Products segment, which included microprocessors, AMD chipsets and related revenue;

•	the Embedded Products segment, which included embedded processors and related revenue;

•	the Graphics and Chipsets segment, which included graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions and other consumer electronics products as well as related revenue and revenue for royalties received in connection with sales of game console systems that incorporated our technology.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations into ours, we began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment, as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which includes graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate our technology.

In addition to the reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Following the ATI acquisition, we began including employee stock-based compensation expense, profit sharing expense, ATI acquisition-related and integration charges and charges for goodwill and intangible asset impairment in the All Other category. Also, this category included the sale of Personal Internet Communicator (PIC) products from the third quarter of 2005 to the third quarter of 2006, when the manufacturing of PIC products ceased.

We use a 52- to 53-week fiscal year. Prior to December 31, 2006, our fiscal year ended on the last Sunday in December. Commencing in 2007, our fiscal year ends on the last Saturday in December. The years ended December 29, 2007 and December 25, 2005 each included 52 weeks, and the year ended December 31, 2006 consisted of 53 weeks. References in this report to 2007, 2006 and 2005 shall refer to the fiscal year unless explicitly stated otherwise.

The following is a summary of our net revenue and operating income (loss) by segment for 2007, 2006 and 2005. Prior period segment information has been reclassified to conform to the current period’s presentation.

	2007	2006	2005
	(In millions)

Computing Solutions
Net revenue	$4,702	$5,367	$3,929
Operating income (loss)	(670)	680	586

Graphics
Net revenue	903	166	—
Operating income (loss)	(100)	(27)	—

Consumer Electronics
Net revenue	408	120	—
Operating income (loss)	(17)	20	—

Memory Products
Net revenue	—	—	1,913
Operating income (loss)	—	—	(311)

All Other
Net revenue	—	(4)	6
Operating income (loss)	(2,078)	(720)	(43)

Total
Net revenue	6,013	5,649	5,848
Operating income (loss)	$(2,865)	$(47)	$232

Computing Solutions

Computing Solutions net revenue of $4.7 billion in 2007 decreased by $665 million or 12 percent compared to net revenue of $5.4 billion in 2006 despite the inclusion of revenue from the sale of ATI chipsets for the full fiscal year in 2007 as compared to only nine weeks in 2006. Net revenue decreased as a result of a 32 percent decrease in average selling prices of products included in our Computing Solutions segment, partially offset by a 30 percent increase in unit shipments. The decrease in average selling prices was primarily caused by a decrease in the average selling prices of our microprocessor products. Microprocessor average selling prices decreased due to both competitive market conditions and a higher concentration of sales of processors for desktop and notebook PCs in 2007, which generally carry lower average selling prices than our processors for servers. In particular, our competitor first offered quad-core multi-chip module processors for servers and desktop PCs in November 2006, and these products were available throughout 2007. We first introduced our quad-core products for servers in August 2007 and for desktop PCs in November 2007. However, we did not achieve significant volume shipments of these products in 2007, and sales of these products did not significantly contribute to 2007 revenue. In light of the timing of our quad-core product introductions and their lack of broad availability during 2007, we discounted the selling price of certain competing processor products. Unit shipments increased primarily due to the inclusion of ATI chipset sales, which accounted for 76 percent of the increase, and increased customer demand for our microprocessors for notebook PCs, which accounted for 24 percent of the increase. However, we did achieve record unit shipments in 2007 with respect to our microprocessor products.

Computing Solutions net revenue of $5.4 billion in 2006 increased $1.5 billion or 38 percent compared to net revenue of $3.9 billion in 2005. Although 2006 included revenue from sales of ATI chipsets from October 25, 2006 through December 31, 2006, it was not material. Net revenue increased as a result of a 39 percent increase in unit shipments of products included in our Computing Solutions segment. The increase in unit shipments in 2006 was caused primarily by an increase in unit shipments of our microprocessor products due to increased demand for processors in each of the desktop, server and mobile categories. However, we believe that the challenge we experienced with the ability of our supply chain to keep up with the increased demand across a diverse set of customers and geographies and to deliver products on a timely basis in the second half of 2006 had an adverse impact on microprocessor unit shipments. Moreover, despite a richer product mix in 2006, average selling prices remained relatively flat in 2006 as compared to 2005. Higher microprocessor average selling prices in the first half of 2006 were offset by lower microprocessor average selling prices in the second half of 2006 due to competitive market conditions. Specifically, in the second half of 2006 aggressive pricing by our principal competitor in an attempt to regain market share adversely impacted our microprocessor average selling prices. Our competitor also launched its quad-core multi-chip module processors in November 2006, and since we did not offer quad-core products during this period, we discounted the selling price of certain of our competing products during the fourth quarter, which adversely impacted our microprocessor average selling prices, margins and profitability.

Computing Solutions operating loss was $670 million in 2007 compared to operating income of $680 million in 2006. The operating loss was primarily due to the $665 million decrease in revenue described above, a $307 million increase in manufacturing expenses, a $309 million increase in research and development expenses and a $69 million increase in marketing, general and administrative expenses. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Manufacturing expenses increased primarily due to increased volumes of microprocessors, a shift to higher-end microprocessors and the inclusion of ATI’s chipset business in the Computing Solutions segment for a full year in 2007, as opposed to only nine weeks in 2006.

Computing Solutions operating income of $680 million in 2006 increased by $94 million, or 16 percent, compared to operating income of $586 million in 2005. This increase was primarily due to a 38 percent increase in net revenue, partially offset by an increase in manufacturing expenses of $856 million, an increase in marketing, general and administrative expenses of $265 million and an increase in research and development expenses of $219 million. Manufacturing expenses increased primarily to support higher sales volume. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics

Graphics net revenue and operating loss in 2007 were $903 million and $100 million, respectively. Graphics net revenue and operating loss for the period of October 25, 2006 through December 31, 2006 were $166 million and $27 million, respectively. The increases in revenue and operating losses were due to the inclusion of the operations attributable to the Graphics segment for the full year in 2007 compared to only nine weeks in 2006. We did not sell comparable products prior to the ATI acquisition. Graphics net revenue in the second half of 2007 increased 30 percent over the first half of 2007 due to the successful introduction of new products. From the first half of 2007 to the second half of 2007 unit shipments increased by 19 percent and average selling prices increased by 9 percent. The improvement in net revenue was the primary driver that significantly narrowed the operating loss from the first half of 2007 to the second half of 2007. We did not sell comparable products prior to the ATI acquisition.

Consumer Electronics

Consumer Electronics net revenue and operating loss in 2007 were $408 million and $17 million, respectively. Consumer Electronics net revenue and operating income for the period from October 25, 2006 through December 31, 2006 were $120 million and $20 million, respectively. The increase in revenue was due to the inclusion of operations attributable to the Consumer Electronics segment for the full year in 2007 compared to only nine weeks in 2006. The 2007 operating loss resulted primarily from significantly lower unit shipments in the second quarter of 2007 due to decreased demand from a key OEM customer. This demand recovered moderately during the remainder of the year. Consumer Electronics net revenue was flat in the second half of 2007 compared to the first half of 2007. A decrease in revenue from sales of products used in handheld devices was offset by an increase in revenue from royalties on game consoles. Due to the seasonal increase in royalties on game consoles in the second half of 2007, the operating loss for the first half of 2007 improved slightly to an operating profit for the second half of 2007. We did not sell comparable products prior to the ATI acquisition.

Memory Products

As a result of Spansion’s IPO in December 2005, we stopped manufacturing and selling memory products. Therefore, we did not have a Memory Products segment in 2006 and 2007.

All Other Category

We did not have any net revenue for the All Other category in 2007. All Other net revenue in 2006 decreased by $10 million from 2005, primarily because we had minimal revenue from sales of PIC products and customers returned previously sold PIC products. Effective as of the third quarter of 2006, we ceased production of PIC products.

All Other operating loss of $2.1 billion in 2007 increased by $1.4 billion compared to an operating loss of $720 million in 2006. The increase in operating loss was primarily attributable to ATI acquisition-related impairment charges of $1.6 billion, which included a goodwill write-down of $1.3 billion and a write-down of specific intangible assets of $349 million and an increase of $224 million in amortization of acquired intangible assets, partially offset by a decrease in ATI integration charges of $453 million. Integration charges in 2006 included $416 million in expenses for acquired in-process research and development, which did not recur in 2007. See Part II, Item 7 “MD&A—ATI Acquisition.”

All Other operating loss of $720 million in 2006 increased by $677 million compared to an operating loss of $43 million in 2005. The increase in operating loss was primarily attributable to ATI acquisition-related charges of $557 million and an increase in employee stock-based compensation expense and profit sharing expense of $104 million. ATI acquisition-related charges included an in-process research and development write-off of $416 million, amortization of acquired intangible assets of $47 million, cost of fair value adjustments to acquired inventory of $62 million and a $32 million charge associated with the integration of ATI’s operations, which included termination of some AMD employees, cancellation of some existing contractual obligations and other costs that we incurred to integrate the operations of the two companies.

Comparison of Gross Margin, Interest Income, Interest Expense, Other Income (Expense), Net, Income Taxes and Other Expenses

The following is a summary of certain consolidated statement of operations data for the years ended December 29, 2007, December 31, 2006, and December 25, 2005:

	2007	2006	2005
	(In millions except for percentages)
Cost of sales	$3,751	$2,856	$3,456
Gross margin	2,262	2,793	2,392
Gross margin percentage	38%	49%	41%
Gross margin percentage excluding Memory Products	38%	49%	56%
Research and development	$1,847	$1,205	$1,144
Marketing, general and administrative	1,373	1,140	1,016
In-process research and development	—	416	—
Amortization of acquired intangible assets and integration charges	299	79	—
Impairment of goodwill and acquired intangible assets	1,608	—	—
Interest income	73	116	37
Interest expense	(367)	(126)	(105)
Other income (expense), net	(7)	(13)	(24)
Equity in net loss of Spansion Inc. and other	(155)	(45)	(107)
Provision (benefit) for income taxes	23	23	(7)

Gross Margin

Gross margin decreased to 38 percent in 2007 compared to 49 percent in 2006 primarily due to significantly lower average selling prices for our microprocessor products in 2007 compared to 2006. Gross margin percentage in the first half of 2007 was also negatively impacted by higher manufacturing unit costs for our microprocessor products due to a shift in our product mix to higher-end microprocessors and increased depreciation expenses associated with the expansion of Fab 36. However, manufacturing efficiencies, improved inventory management, and a richer product mix in the second half of 2007 offset the unfavorable impact in the first half of 2007. On an annual basis, the inclusion of ATI’s lower margin operations in our consolidated operations adversely impacted our gross margins by approximately two percentage points.

Gross margin increased to 49 percent in 2006 compared to 41 percent in 2005 because we did not consolidate Spansion’s results of operations, which historically had lower margins, with ours in 2006. Gross margin decreased to 49 percent in 2006 compared to gross margin, excluding the Memory Products segment, of 56 percent in 2005. Higher gross margins in the first half of 2006 were more than offset by lower gross margins in the second half of 2006. This decrease in gross margin was primarily due to increased manufacturing unit costs and flat average selling prices due to competitive market conditions in the second half of 2006. The increase in manufacturing unit costs was primarily due to a shift in our product mix to higher-end microprocessor products. In addition, consolidated gross margin was adversely impacted by approximately two percentage points due to the consolidation of ATI’s operations into ours from October 25, 2006 through December 31, 2006. Gross margin was also adversely impacted by approximately one percentage point due to the costs of fair value adjustments related to the inventory we acquired through the ATI acquisition.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our consolidated financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $138 million in 2007, $116 million in 2006, and $72 million in 2005. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses increased $642 million, or 53 percent, from $1.2 billion in 2006 to $1.8 billion in 2007. The increase was primarily attributable to: a $309 million increase in research and development expenses attributable to our Computing Solutions segment, a $186 million increase in research and development expenses attributable to our Graphics segment and a $149 million increase in research and development expenses attributable to our Consumer Electronics segment. Research and development expenses attributable to our Computing Solutions segment increased due primarily to higher product design costs for our next generation microprocessor products. In addition, research and development expenses attributable to ATI’s chipset business were included for the full year in 2007 compared to only nine weeks in 2006. Research and development expenses attributable to our Graphics and Consumer Electronics segments increased primarily due to the inclusion of operations related to these segments for the full fiscal year in 2007 compared to nine weeks in 2006.

Research and development expenses increased $61 million, or 5 percent, from $1.1 billion in 2005 to $1.2 billion in 2006. This increase was primarily attributable to: a $219 million increase in research and development expenses attributable to our Computing Solutions segment primarily due to an increase in silicon design, platform and product development costs for our microprocessor products partially offset by a $10 million lower corporate bonus expense, increases of $42 million and $31 million, respectively due to the consolidation of research and development expenses attributable to our Graphics and Consumer Electronics segments from October 25, 2006 through December 31, 2006, and a $51 million increase in stock-based compensation and profit sharing expenses. Fiscal 2006 research and development expenses were partially offset by the absence of research and development expenses related to Spansion’s operations because we did not consolidate Spansion’s results of operations into ours in 2006. In 2005, research and development expenses attributable to our Memory Products segment were $290 million.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances, as well as the research and development subsidies, as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses totaled $30 million in 2007, $27 million in 2006, and $44 million in 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $233 million, or 20 percent, from $1.1 billion in 2006 to $1.4 billion in 2007. The increase was primarily attributable to: a $69 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment, a $106 million increase in marketing, general and administrative expenses attributable to our Graphics segment, a $45 million increase in marketing, general and administrative expenses attributable to our Consumer Electronics segment, and an $11 million increase in severance charges for workforce reductions. Marketing, general and administrative expenses attributable to our Computing Solutions segment increased due to expansion of marketing programs for our microprocessor products, increased legal expenses and additional investments in information technology, partially offset by a nine million reduction in corporate bonus expense. Marketing, general and administrative expenses attributable to our Graphics and Consumer Electronics segments increased primarily due to the inclusion of the operations related to these segments for the full fiscal year in 2007 compared to nine weeks in 2006.

Marketing, general and administrative expenses increased $124 million, or 12 percent, from one billion in 2005 to $1.1 billion in 2006. This increase was primarily attributable to a $265 million increase in marketing, general and administrative expenses attributable to our Computing Solutions segment primarily due to: a $215 million increase in marketing, branding and cooperative advertising costs for our microprocessor products, partially offset by $18 million lower corporate bonus expense, increases of $20 million and eight million, respectively, due to the consolidation of marketing, general and administrative expenses attributable to our Graphics and Consumer Electronics segments from October 25, 2006 to December 31, 2006, and a $44 million increase in stock-based compensation and profit sharing expenses. The increase in marketing, general and administrative expenses were partially offset by the absence of marketing, general and administrative expenses attributable to Spansion’s operations because we did not consolidate Spansion’s results of operations into ours in 2006. In 2005, marketing, general and administrative expenses attributable to our Memory Products segment were $208 million.

In-process research and development, amortization of acquired intangible assets and integration charges, and impairment to goodwill and acquired intangible assets.

Amortization of acquired intangible assets and integration charges in 2007 included amortization of $271 million and integration charges of $28 million. During 2007, we recorded an impairment charge of $1.6 billion associated with our goodwill and acquired intangible assets. See Part II, Item 7 “MD&A—“ATI Acquisition.”

In-process research and development charges of $416 million in 2006 related to projects acquired in connection with the acquisition of ATI. Amortization of acquired intangible assets and integration charges in 2006 included amortization of $47 million and integration charges of $32 million. See Part II, Item 7 “MD&A—“ATI Acquisition.”

Effects of 2002 Restructuring Plan

In December 2002, we began implementing a restructuring plan (the 2002 Restructuring Plan) to further align our cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at our Sunnyvale, California site and at sales offices worldwide. We vacated and are attempting to sublease certain facilities that we currently occupy under long-term operating leases through 2011. At December 29, 2007 and December 31, 2006, we had approximately $50 million and $67 million of related vacated facility lease accruals recorded which will continue to be paid through 2011.

Interest Income

Interest income of $73 million in 2007 decreased $43 million from $116 million in 2006, primarily due to lower average cash and marketable securities balances in 2007 compared to 2006, partially offset by a 7 percent increase in weighted-average interest rates in 2007 compared to 2006.

Interest income of $116 million in 2006 increased from $37 million in 2005, primarily due to an increase in average cash and marketable securities during 2006 compared to 2005 and a 54 percent increase in weighted-average interest rates.

Interest Expense

	2007	2006	2005
	(In millions)
Total interest charges	$390	$136	$140
Less: interest capitalized	(23)	(10)	(35)
Interest expense	$367	$126	$105

Interest expense of $367 million in 2007 increased $241 million from $126 million in 2006 primarily due to increased outstanding indebtedness as follows:

•	Interest expense incurred on our 6.00% Notes issued in April 2007 and our 5.75% Notes issued in August 2007, which were not outstanding in 2006, was $93 million and $35 million, respectively;

•	Interest expense incurred on the Fab 36 Term Loan increased by $61 million because we incurred a full year of interest expense in 2007 as opposed to approximately 11 weeks in 2006;

•

Interest expense incurred on the October 2006 Term Loan increased by $56 million because we incurred interest expense through August 2007, or almost three full quarters in 2007, as opposed to only nine weeks of interest expense in 2006; and

•	Interest expense incurred on capital lease payments was approximately $11 million higher in 2007 due to increased assets acquired under capital leases.

These increases were offset by the following reductions in interest expense:

•	Capitalized interest expense, which was primarily related to the continuing expansion of Fab 36, was two million higher in 2007 compared to 2006; and

•

Capitalized interest expense in connection with new projects in 2007, including construction of our new campus in Austin, Texas of six million and the Fab 38 facility in Dresden, Germany of five million.

Interest expense of $126 million in 2006 increased $21 million from $105 million in 2005 primarily for the following reasons:

•	Interest expense incurred on the October 2006 Term Loan and the Fab 36 Term Loan was $38 million and $10 million. These loans were not outstanding in 2005;

•	Interest expense incurred on capital lease payments was approximately $11 million higher in 2006 due to increased assets acquired under capital leases; and

•	Capitalized interest expense, which was primarily related to Fab 36, was $25 million lower in 2006 compared to 2005.

These factors were offset by the following factors:

•	During 2006 we did not consolidate Spansion’s results of operations, and therefore interest expense on Spansion’s third-party debt, which was $24 million for 2005, was not included in 2006;

•

Interest expense incurred on our 4.75% Debentures decreased by $21 million in 2006 compared to 2005 because holders of the 4.75% Debentures converted their debentures into shares of our common stock during the first quarter of 2006, whereas during 2005, $500 million of the aggregate principal amount of our 4.75% Debentures was outstanding; and

•	Interest expense incurred on our 7.75% Notes decreased by $13 million because we redeemed $210 million of the aggregate principal amount outstanding during the first quarter of 2006.

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. If issued as proposed, the final FSP would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

In November 2007, the FASB announced that it expected to begin its redeliberations of the proposed FSP in January 2008. Therefore, it is highly unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained.

We cannot predict the exact accounting treatment that will be imposed (which may differ from the foregoing description) or when any change will be finally implemented. However, if the final FSP is issued as exposed, we expect to have higher interest expense starting in the period of adoption due to the interest expense accretion and, if the retrospective application provisions of the proposed FSP are retained in the final FSP, the prior period interest expense associated with the 6.00% Notes would be higher than previously reported due to the retrospective application.

Other Income (Expense), Net

Other income (expense), net, of an expense of seven million in 2007 decreased six million from an expense of $13 million in 2006 primarily due to a gain of $19 million on the sale of vacant land in Sunnyvale, California in 2007 and six million less in finance charges related to the Fab 36 Term Loan as compared to 2006. This decrease was offset by a non-recurring gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016 in 2006, a higher net charge of two million in 2007 due to charges for the write-off of unamortized debt issuance costs incurred in connection with our repayment of the October 2006 Term Loan and a reduction of seven million in other income due primarily to impairment charges on an investment recorded in 2007.

Other income (expense), net, of an expense of $13 million in 2006 decreased by $11 million as compared with an expense of $24 million in 2005 primarily due to: a non-recurring loss of approximately $10 million during the fourth quarter of 2005 resulting from the mark-to-market to earnings of certain foreign currency forward contracts which became ineffective in hedging against certain forecasted foreign currency transactions; a gain of $10 million associated with Spansion LLC’s repurchase of its 12.75% Senior Subordinated Notes due 2016 in 2006; an increase in other income of nine million primarily related to a gain on an investment and lower finance charges related to the Fab 36 Term Loan of two million in 2006 as compared to 2005. The decrease was offset by a charge of $16 million related to a debt redemption premium and a charge of four million related to unamortized issuance costs incurred in connection with our redemption of 35 percent of the principal outstanding amount, or $210 million, of our 7.75% Notes in 2006.

Equity in net loss of Spansion Inc. and other

Prior to Spansion’s IPO, we held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in our consolidated statements of operations and cash flows. Following the IPO, our ownership interest was diluted from 60 percent to approximately 38 percent, and we no longer exercised control over Spansion’s operations. Therefore, starting from December 21, 2005, we used the equity method of accounting to account for our investment in Spansion. In connection with the reduction in our ownership interest in Spansion, we recorded a loss of $110 million in 2005, which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares we owned. In addition, in 2005 we also wrote off approximately $16 million in goodwill which was originally recorded in June 30, 2003 as a result of the formation of Spansion LLC.

In November 2006, we sold 21,000,000 shares of Spansion Class A common stock in an underwritten public offering. We received $278 million in net proceeds from the offering and realized a gain of six million from the sale. After the offering, we owned approximately 21 percent of Spansion’s outstanding common stock. We continued to use the equity method of accounting to account for our investment in Spansion.

During the first quarter of 2007, we sold 984,799 shares of Spansion Class A common stock. We received $13 million in net proceeds from the sales and realized a gain of $0.6 million. In July 2007, we sold 12,506,694 additional shares of Spansion Class A common stock. We received $144 million in net proceeds from these sales and realized a loss of two million. We continued to use the equity method of accounting to account for our investment in Spansion because, for accounting purposes, we were deemed to continue to have the ability to exercise significant influence over Spansion.

On September 20, 2007, Dr. Ruiz, our Chief Executive Officer, resigned as Chairman of Spansion’s Board of Directors. We also transferred our one share of Class B common stock to Spansion and, accordingly, relinquished the right to appoint a director to Spansion’s Board of Directors. Therefore, we changed our accounting for our investment from the equity method of accounting to accounting for this investment as “available-for-sale” marketable securities.

After giving consideration to Spansion’s operating results, its stock price changes in the preceding six months, and our intention to liquidate our investment, we concluded that this investment was other than temporarily impaired as of September 29, 2007 and again as of December 29, 2007. Therefore, we recorded other-than-temporary impairment charges of $111 million in 2007, reflecting a write-down of this investment to its fair market value of $56 million.

As of December 29, 2007, we owned a total of 14,037,910 shares, or approximately 10.4 percent, of Spansion’s outstanding common stock. The $56 million carrying value of this investment is included in the caption “Marketable Securities” on our consolidated balance sheet dated December 29, 2007. To the extent that the fair value of our investment in Spansion changes in the future due to fluctuations in Spansion’s common stock price, we would record either an unrealized loss or an unrealized gain within “Accumulated Other Comprehensive Income,” a component of stockholders’ equity on our balance sheet. Should we sell our shares of Spansion in the future, we would record either a realized loss or a realized gain. In addition, to the extent that we conclude that any unrealized loss is other-than-temporary, we would record further impairment charges through earnings.

Income Taxes

We recorded an income tax provision of $23 million in each of 2007 and 2006 and a tax provision benefit of seven million in 2005. The income tax provision in 2007 primarily resulted from current foreign taxes reduced by the reversal of deferred U.S. taxes related to indefinite-lived goodwill, resulting from the goodwill impairment charge we recorded during the year, and recognition of previously unrecognized tax benefits for tax holidays. The income tax provision in 2006 primarily results from current foreign taxes, plus deferred U.S. taxes related to indefinite-lived goodwill, and reduced by deferred foreign benefits from removing part of the valuation allowance on German net operating loss carryovers of Fab 36. The income tax benefit in 2005 primarily reflects U.S. tax benefits realized from the utilization of net operating losses and tax credits and foreign tax benefits generated by Spansion in certain foreign jurisdictions. Spansion’s IPO did not have a material impact on our tax provision.

As of December 29, 2007 substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 29, 2007 in management’s estimate, is not more likely than not to be achieved.

Our gross unrecognized tax benefits decreased by less than one million during the year ended December 29, 2007. The amount of unrecognized tax benefits that will affect the effective tax rate decreased by nine million during the year ended December 29, 2007, primarily due to the receipt of a retroactive tax holiday during the fourth quarter of the current year.

Interest and penalties related to unrecognized tax benefits decreased by a net $12 million and a net two million, respectively, for the year ended December 29, 2007. Substantially all of the net reduction in interest and penalties occurred in the third quarter of 2007 and was primarily due to the expiration of the statute of limitations in certain foreign jurisdictions.

During the 12 months beginning December 30, 2007, we expect to reduce our unrecognized tax benefits by approximately $43 million primarily from the expiration of certain statutes of limitation and audit resolutions. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution of and/or closure on open audits is highly uncertain.

As of December 29, 2007, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000—2004. The audit has been completed and currently is in the review process. As of December 29, 2007, we were not under audit by the U.S. Internal Revenue Service. However, an IRS audit of AMD’s tax years 2004 and 2005 is scheduled to commence in March 2008. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. We have provided for uncertain tax positions that require a FIN 48 liability.

As a result of the application of FIN 48, we have recognized $61 million of current and long-term deferred tax assets, previously under a valuation allowance, with $61 million of liabilities for unrecognized tax benefits as of December 29, 2007.

Stock-Based Compensation Expense

On December 26, 2005, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan, based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Upon adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single option (i.e. straight-line) method. Also, upon adoption of SFAS 123R, we changed the method of valuing stock option awards from the Black-Scholes-Merton (Black-Scholes) option pricing model, which was previously used for our pro forma information disclosures of stock-based compensation expense as required under FASB Statement No. 123, Stock Based Compensation (SFAS 123) to a lattice-binomial option-pricing model. The following table summarizes our stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases pursuant to our Employee Stock Purchase Plan under SFAS 123R for the years ended December 29, 2007 and December 31, 2006, which we recorded in our consolidated results of operations as follows:

	Year Ended December 29, 2007	Year Ended December 31, 2006

	( In millions)
Stock-based compensation included as a component of:
Cost of sales	$11	$8
Research and development	53	30
Marketing, general, and administrative	49	39
Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	113	77
Tax benefit	—	—
Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$113	$77

We recognized minimal stock-based compensation expense for the year ended December 25, 2005.

In anticipation of the adoption of SFAS 123R, beginning in the first quarter of 2006 we changed the quantity and type of instrument we primarily use in stock-based payment programs for our employees by shifting to granting more restricted stock units. Restricted stock units are awards that obligate us to issue a specific number of shares of our common stock if the vesting terms and conditions are satisfied. Restricted stock units based on continued service generally vest over three to four years from the date of grant. Restricted stock units based solely on performance conditions generally do not vest for at least one year from the date of grant. Beginning in the first quarter of 2006, all employees below the level of vice president receive restricted stock units and employees at the vice president level and above receive grants of restricted stock units and stock options. As of December 29, 2007, we had $39 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.45 years. Also, as of December 29, 2007, we had $114 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock units that will be recognized over the weighted average period of 2.15 years. For additional information on stock-based compensation expense, see Note 12 to our consolidated financial statements.

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

The primary purpose for accelerating the vesting was to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options upon the adoption of SFAS 123R. The acceleration of the vesting of these options did not result in a charge because such options were out of the money.

On December 15, 2005, we accelerated the vesting of all outstanding AMD stock options and restricted stock units held by Spansion employees that would otherwise have vested from December 16, 2005 to December 31, 2006. In connection with the modification of the terms of these options to accelerate their vesting, we recorded $1.2 million as non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount was included in the pro forma stock compensation expense for the year ended December 25, 2005.

The primary purpose for accelerating the vesting of these awards was to minimize future compensation expense that we and Spansion would otherwise have been required to recognize in Spansion’s and our respective statements of operations with respect to these awards. If we had not accelerated the vesting of these awards, they would have been subject to variable accounting in accordance with the guidance provided in EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Service and EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. This accounting treatment would have applied because following Spansion’s IPO, we no longer consolidated Spansion’s results of operations in our financial statements. Accordingly, Spansion employees were no longer considered our employees. Under variable fair value accounting, we would have been required to re-measure the fair value of unvested stock-based awards of our common stock held by Spansion employees after Spansion’s IPO at the end of each accounting period until such awards were fully vested.

In connection with the acceleration of the vesting of these awards, we recorded a compensation charge in the fourth quarter of 2005 of $1.5 million, which was based on the estimated forfeiture rate of 7.94 percent. The actual forfeitures for 2006 were not materially different from the estimate used.

International Sales

International sales as a percent of net revenue were 87 percent in 2007, 75 percent in 2006 and 79 percent in 2005. The increase in international sales from 2006 to 2007 was attributable to the inclusion of sales of our graphics and chipsets products to contract manufacturers and add-in-board manufacturers based outside the United States, principally in China and Taiwan, for the full year in 2007 compared to nine weeks in 2006. In 2007 and 2006, primarily all of our net revenue was denominated in U.S. dollars. During 2005, approximately 14 percent of our net revenue was denominated in currencies other than the U.S. dollar, primarily the Japanese yen.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at December 29, 2007 totaled $1.9 billion and our debt and capital lease obligations totaled $5.3 billion.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was approximately $310 million in 2007. Our net loss of $3.4 billion was adjusted for non-cash charges consisting primarily of $1.6 billion of goodwill and acquisition-related intangible impairment charges, $1.3 billion of depreciation and amortization expense, $154 million of other-than-temporary impairment charges on our investment in Spansion stock and $112 million of stock-based compensation expense.

These charges were partially offset by amortization to income of foreign grants and subsidies of $167 million. The net changes in our operating assets at December 29, 2007 compared to December 31, 2006 included a decrease of $503 million in accounts receivable partially offset by a decrease of $321 million in accounts payable and accrued liabilities and an increase of $134 million in prepaid and other current assets. Our accounts receivable balance decreased due to greater efficiency in management and collection of accounts receivables. Accounts payable and accrued liabilities decreased due to the timing of payments partially offset by increases in accrued interest and accruals for technology license payment obligations. The increase in prepaid and other assets was driven by increases in receivables for foreign grants and subsidies, purchases of technology licenses and an increase in prepaid insurance.

Net cash provided by operating activities was approximately $1.3 billion in 2006. Our net loss of $166 million was adjusted for non-cash charges consisting primarily of $837 million of depreciation and amortization expense, $416 million for the write-off of in-process research and development expenses related to the ATI acquisition, stock-based compensation expense of $77 million, and $45 million related to an equity interest in the net loss of Spansion. These charges were partially offset by amortization of foreign grants and subsidies of $151 million. The net changes in our operating assets at December 31, 2006 compared to December 25, 2005 included an increase of $530 million in accounts payable and accrued liabilities, partially offset by a decrease in payables to related parties of $229 million and an increase of $175 million in other assets. The increase in accounts payable and accrued liabilities was primarily related to higher purchases of raw materials, technology license payment obligations, and marketing accruals due to increased operations in the Computing Solutions segment. The decrease in payables to related parties is a result of our no longer shipping products and invoicing customers on behalf of Spansion after the second quarter of 2006. Prior to the second quarter of 2006, we shipped products to and invoiced Spansion’s customers in our name on behalf of Spansion and remitted the receipts to Spansion. The increase in other assets was primarily due to purchases of new technology licenses.

Net cash provided by operating activities was approximately $1.5 billion in 2005. Our net income of $165 million was adjusted for non-cash charges consisting primarily of $1.2 billion of depreciation and amortization expense, a non-cash charge of approximately $110 million that we incurred as a result of the dilution of our ownership in Spansion from 60 percent to approximately 38 percent in conjunction with Spansion’s IPO, and a non-cash charge of $16 million in connection with our write-off of goodwill that was generated as of June 30, 2003 as a result of the formation of Spansion LLC on June 30, 2003. These charges were partially offset by minority interest in consolidated subsidiaries of $125 million and amortization of foreign grants and subsidies of $110 million. The net changes in our operating assets at December 31, 2005 compared to December 25, 2004 included increases of $313 million in accounts payable and accrued liabilities and $206 million in payables to related parties, partially offset by a $276 million increase in accounts receivable. The increase in accounts payable and accrued liabilities was primarily attributable to the purchase of Fab 36 equipment. The increases in payables to related parties resulted from the separation of our operations from Spansion and the subsequent arrangement to ship and invoice customers on behalf of Spansion and remit the receipts to Spansion. The increase in accounts receivable was primarily due to the deconsolidation of Spansion’s results of operations from ours as a result of Spansion’s IPO.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $1.7 billion in 2007. We used $1.7 billion to purchase property, plant and equipment, including approximately $691 million to purchase equipment for Fab 36. We also purchased $545 million in available-for-sale securities. This was offset by $307 million in proceeds from sales and maturities of available-for-sale securities, $157 million in proceeds from sales of Spansion shares, $73 million from sales of assets, including excess land in Sunnyvale, California and 200-millimeter wafer fabrication equipment and $18 million in other investing activities, consisting primarily of buyer deposits on assets to be sold.

Net cash used in investing activities was approximately $4.3 billion in 2006. We used $3.9 billion, net of cash and cash equivalents acquired, to acquire ATI, and $1.9 billion to purchase property, plant and equipment, including approximately $987 million to purchase equipment for Fab 36. This was partially offset by a net cash inflow of $947 million from sales and maturities of available for sale securities, $278 million from sales of Spansion shares, and $175 million of proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes due 2016.

Net cash used in investing activities was approximately $2.3 billion in 2005. We used $1.5 billion to purchase property, plant and equipment, including approximately $726 million to construct and equip Fab 36. We also purchased a net amount of $885 million in available-for-sale securities, including a purchase of $175 million aggregate principal amount of Spansion’s 12.75% Senior Subordinated Notes for approximately $159 million. We received $261 million in proceeds from Spansion’s repayment of amounts outstanding under promissory notes to us, partially offset by a decrease of $133 million in cash due to the deconsolidation of Spansion’s results of operations from ours.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $2.0 billion in 2007 and consisted primarily of proceeds of: $2.2 billion from the issuance and sale of our 6.00% Notes during the second quarter of 2007; $1.5 billion from the issuance and sale of our 5.75% Notes during the third quarter of 2007; $608 million from the sale of our common stock to a wholly-owned subsidiary of Mubadala Development Company in the fourth quarter of 2007; $78 million from the sale of stock under our Employee Stock Purchase Plan and the exercise of employee stock options; and $223 million of capital investment grants and allowances received from the Federal Republic of Germany and the State of Saxony, chiefly for the Fab 36 project. These proceeds were partially offset by the $2.2 billion repayment of our October 2006 Term Loan, a payment of $182 million for the purchase of a capped call in connection with the issuance of our 6.00% Notes and a payment of $46 million for our mandatory repurchase of silent partner contributions from our unaffiliated partners in AMD Fab 36 KG.

Net cash provided by financing activities was approximately $3.8 billion in 2006, and consisted primarily of proceeds of: $3.4 billion from borrowings under the October 2006 Term Loan and the Fab 36 Term Loan; proceeds of $495 million from the sale of our common stock in an equity offering; $231 million from the sale of stock under our Employee Stock Purchase Plan and the exercise of employee stock options; and capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $210 million. These amounts were offset by $539 million in payments on debt and capital lease obligations, primarily due to our redemption of 35 percent of the aggregate principal amount outstanding (or $210 million) of our 7.75% Notes, and $284 million to repay a portion of the amount outstanding under the October 2006 Term Loan. During 2006, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any related financing cash flow.

Net cash provided by financing activities was $494 million in 2005. This amount included $186 million in proceeds from borrowings by Spansion and $60 million of silent partnership contributions from the unaffiliated partners of AMD Fab 36 KG, which we classify as debt, approximately $90 million in investments from these unaffiliated partners, $189 million in proceeds from the sale of stock under our Employee Stock Purchase Plan and the exercise of stock options; and capital investment grants and allowances from the Federal Republic of Germany and the Free State of Saxony for the Fab 36 project of $163 million and $129 million of proceeds from equipment sale and leaseback transactions completed by Spansion. These amounts were offset by $316 million in payments on debt and capital lease obligations.

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at December 29, 2007, anticipated cash flows from operations and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and over the longer term, including the approximately $1.1 billion we plan to spend for capital expenditures during fiscal 2008. Should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

We believe that, in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

We have an ongoing authorization from our Board of Directors to repurchase up to $300 million worth of our common stock over a period of time to be determined by management. These repurchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable rules and regulations, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any particular amount of our common stock and the program may be suspended at any time at our discretion. During fiscal 2007, we did not repurchase any of our equity securities pursuant to this Board authorized program.

At this point in time we believe the current credit market difficulties do not have a material impact on our financial position or liquidity. However, a future degradation in credit market conditions could have a material adverse effect on our financial position or liquidity.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at December 29, 2007, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$—	$1,500	$—
6.00% Senior Notes due 2015	2,200	—	—	—	—	—	2,200
Fab 36 Term Loan	839	179	268	303	89	—	—
Repurchase obligations to Fab 36 Partners(1)	94	47	47	—	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	390	—
Other debt	12	2	2	2	2	2	2
Other long-term liabilities	130	2	68	42	—	—	18
Aggregate interest obligation(2)	1,659	315	291	266	250	218	319
Obligations under capital leases(3)	454	42	42	42	42	42	244
Operating leases	343	73	61	55	29	25	100
Unconditional purchase commitments(4)	2,256	666	500	268	257	93	472
Total contractual obligations	$9,877	$1,326	$1,279	$978	$669	$2,270	$3,355

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations on our outstanding debt obligations, excluding capital lease obligations, including the guaranteed rate of return on the unaffiliated partners’ silent partnership contributions, which is based on our assumptions regarding wafer output.

(3)	Includes principal and imputed interest.
(4)

We have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume of purchase commitments in the table above. Also, purchase orders for goods and services that are cancelable upon notice and without significant penalties are not included in the amounts above.

5.75% Convertible Senior Notes due 2012

On August 14, 2007, we issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012. The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the 5.75% Indenture), dated as of August 14, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of our common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of our common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of AMD under certain circumstances. Holders of the 5.75% Notes may require us to repurchase the 5.75% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the 5.75% Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

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

In connection with the issuance and sale of the 5.75% Notes, we also entered into a Registration Rights Agreement (the 5.75% Registration Rights Agreement), dated August 14, 2007, between us and Lehman Brothers Inc. (the initial purchaser), pursuant to which we agreed to file a shelf registration statement with the SEC for the resale by holders of the 5.75% Notes and the shares of our common stock issuable upon conversion of the 5.75% Notes, use our reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 5.75% Registration Rights Agreement. On November 7, 2007, we filed a shelf registration statement that was automatically declared effective. We will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement. We could be subject to paying additional interest on the 5.75% Notes for the period during which a default under the 5.75% Registration Rights Agreement exists.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $1.5 billion. We used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance of the October 2006 Term Loan. All security interests under the October 2006 Term Loan were released. In connection with this repayment, we recorded a charge of approximately $17 million to write off the remaining unamortized debt issuance costs associated with the October 2006 Term Loan.

We may elect to purchase or otherwise retire our 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when we believe the market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, we issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable in arrears on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture), dated April 27, 2007, by and between us and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of our common stock issuable upon conversion of the 6.00% Notes (the 6.00% Conversion Shares) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of our common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require us to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with our existing and future senior debt and are senior to all of our future subordinated debt. The 6.00% Notes rank junior to all of our existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of our subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, we also entered into a Registration Rights Agreement (the 6.00% Registration Rights Agreement), dated April 27, 2007, between us and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which we agreed to file a shelf registration statement with the SEC for the resale by holders of the 6.00% Notes and the 6.00% Conversion Shares, use our reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 6.00% Registration Rights Agreement. On July 13, 2007 we filed a shelf registration statement that was automatically declared effective. We will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement. We could be subject to paying additional interest on the 6.00% Notes for the period during which a default under the 6.00% Registration Rights Agreement exists.

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

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $2.2 billion. We used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, we recorded a charge of approximately five million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. If issued as proposed, the final FSP would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in January 2008. Therefore, it is highly unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained.

We cannot predict the exact accounting treatment that will be imposed (which may differ from the foregoing description) or when any change will be finally implemented. However, if the final FSP is issued as exposed, we expect to have higher interest expense starting in the period of adoption due to the interest expense accretion and, if the retrospective application provisions of the proposed FSP are retained in the final FSP, our prior period interest expense associated with the 6.00% Notes would be higher than previously reported due to retrospective application.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany at our wafer fabrication site. Fab 36 is owned by AMD Fab 36 Limited Liability Company & Co. KG (or AMD Fab 36 KG), a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary.

To date, we have provided a significant portion of the financing for Fab 36. In addition to our financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. We have also received grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from us of $860 million under the partnership agreements, revolving loans from us of up to approximately $1.1 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $471 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of December 2006;

•

up to approximately $798 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $541 million of cash has been received as of December 29, 2007;

•

up to approximately $386 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity at our Dresden site, of which $17 million of cash has been received as of December 29, 2007; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 29, 2007, we contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These equity amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors and had achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.5 billion.

On October 13, 2006, we executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as our group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) is at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below one billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.

In October 2006, AMD Fab 36 KG borrowed $645 million under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of December 29, 2007, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $839 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of December 29, 2007, the rate of interest for the initial interest period was 7.09875 percent for the First Installment and 6.7175 percent for the Second Installment. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011. An aggregate of $54 million has been repaid as of December 29, 2007.

The amended and restated Fab 36 Term Loan also sets forth certain covenants applicable to AMD Fab 36 KG. For example, for as long as group consolidated cash is at least one billion, our credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, the only financial covenant that AMD Fab 36 KG is required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value (as defined in the agreement) as at the end of any relevant period specified in Column A below cannot exceed the percentage set out opposite such relevant period in Column B below:

Column A	Column B
(Relevant Period)	(Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50 percent
up to and including 31 December 2009	45 percent
thereafter	40 percent

As of December 29, 2007, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than one billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balances in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B1 with Moody’s and B with Standard and Poor’s as of December 29, 2007.

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

As of December 29, 2007, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $860 million, Leipziger Messe agreed to provide an aggregate of $294 million and Fab 36 Beteiligungs agreed to provide an aggregate of $176 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 29, 2007, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $74 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of five million to Leipziger Messe and a premium of three million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $118 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $88 million in annual 20 percent installments commencing in October 2005. As of December 29, 2007, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $53 million of Fab 36 Beteiligungs’ silent partnership contributions and $59 million of Leipziger Messe’s silent partnership contribution.

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

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, we initially record these contributions as minority interest, based on their fair value. Each accounting period, we increase the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as minority interest. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 29, 2007, AMD Fab 36 KG had received $206 million of silent partnership contributions and $265 million of limited partnership contributions, which includes a New Silent Partnership Amount of $74 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, on our consolidated balance sheet.

In addition to support from us and the consortium of banks referenced above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $798 million, depending on the level of capital investments by AMD Fab 36 KG and $386 million, depending on the level of capital investments for expansion of production capacity at our Dresden site.

In connection with the receipt of investment grants for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2008 and is required to maintain this headcount through December 2013. We record these grants as long-term liabilities on our consolidated balance sheet and amortize them to operations ratably starting from December 2004 through December 2013. Initially, we amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, we started amortizing these amounts as a reduction to cost of sales. For allowances, starting from the first quarter of 2006, we amortize the amounts as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in the repayment of all or a portion of the amounts received to date.

As of December 29, 2007, AMD Fab 36 KG received cash allowances of $320 million for capital investments made in 2003 through 2006 as well as cash grants of $221 million for capital investments made in 2003 through 2007 and a prepayment for capital investments planned for the first half of 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing our 7.75% Notes, 6.00% Notes, and 5.75% Notes. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

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

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries, from:

•	incurring additional indebtedness except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling our assets as an entirety or substantially as an entirety.

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of the 7.75% Notes. The holders of the 7.75% Notes received 107.75 percent of the principal amount of the 7.75% Notes plus accrued interest. In connection with this redemption, we recorded a charge of approximately $16 million, which represents the 7.75% redemption premium, and a charge of four million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of the 7.75% Notes.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $105 million of payments due under certain software and technology licenses that will be paid through 2010 and $26 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of December 29, 2007, primarily consisted of $401 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $17 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $51 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at December 29, 2007. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $35 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of December 29, 2007, we had aggregate outstanding capital lease obligations of $234 million. Included in this amount is $213 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide our Dresden, Germany wafer fabrication facilities with utilities (gas, electricity, heating and cooling) to meet the energy demands for our manufacturing requirements. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of December 29, 2007, were $343 million, of which $50 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of December 29, 2007, were $2.3 billion for periods through 2020. These purchase commitments include $975 million related to contractual obligations of Fab 30 and Fab 36 to purchase energy and gas and approximately $400 million representing future payments to IBM for the period from December 30, 2007 through 2011 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act, including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada through a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 29, 2007 related to underlying liabilities that are already recorded on our consolidated balance sheet as of December 29, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on our consolidated balance sheet for these guarantees.

	Amounts Guaranteed	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$94	$47	$47
Payment guarantees on behalf of consolidated subsidiaries(2)	54	54	—
Total guarantees	$148	$101	$47

(1)

This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $112 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by our consolidated subsidiary, AMD Fab 36 KG. We guaranteed these payment obligations on behalf of our subsidiary. At December 29, 2007, approximately $24 million was outstanding under this guarantee and recorded as a payable on our consolidated balance sheet. The obligation under the guarantee diminishes as AMD Fab 36 KG pays its supplier.

Guarantees of Indebtedness Not Recorded on the Company’s Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. We procure advanced photomasks from AMTC and use them in manufacturing our microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG, with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008.

In December 2002, BAC obtained a $110 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years, which coincides with the repayment by BAC of the $110 million term loan. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of December 29, 2007, our guarantee of AMTC’s portion of the rental obligation was approximately $11 million, and our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $102 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2002, AMTC obtained a $176 million revolving credit facility to finance its operations. In December 2007, AMTC entered into a new $141 million revolving credit facility, of which $96 million was outstanding as of December 29, 2007. The proceeds were used to repay all amounts outstanding under the existing $176 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $59 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of December 29, 2007, our liability under this guarantee was $32 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated our guarantee under the provisions of FIN 45 and concluded it was immaterial to our financial position or results of operations.

Outlook

Our outlook disclosure is based on current expectations and contains forward-looking statements. Reference should be made to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of Part I, Item 1—Business. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Risk Factors” section in this report and such other risks and uncertainties as set forth in this report or detailed in our other Securities and Exchange Commission reports and filings.

In the first quarter of 2008, we expect revenue to decrease in line with seasonality. We also expect during the first quarter that: operating expenses will increase by approximately five percent compared to the fourth quarter of 2007; acquisition-related charges will be approximately $55 million; income tax expense will be approximately $15 million; and depreciation and amortization expense will be approximately $315 million. We also expect capital expenditures to be approximately $1.1 billion for 2008, of which we expect to incur $425 million in the first quarter of 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. In its February 6, 2008 meeting, the FASB decided to (i) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS 157. The partial deferral is applicable to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Companies will still need to apply SFAS 157’s recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets or nonfinancial liabilities that are remeasured at least annually. The FASB also decided to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 at the beginning of our fiscal year 2008 on December 30, 2007. There has been no material impact to our financial statements due to the adoption of SFAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We adopted SFAS 159 at the beginning of our fiscal year 2008 on December 30, 2007 and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (SFAS 141R). This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 as required. The cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of six million and a decrease to goodwill of three million.

As of the date of adoption, our total gross unrecognized tax benefits were $149 million, of which $28 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits or would be offset by a change in valuation allowance.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. We accrued interest and penalties of $21 million and $38 million, respectively, as of the date of adoption of FIN 48.

As of the date of adoption of FIN 48, tax years 1994 – 2006 remain subject to examination in the U.S., 1999 – 2006 in Canada and 1999 – 2006 in various foreign jurisdictions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 29, 2007, substantially all of our investments in our portfolio were highly liquid investments and consisted primarily of bank notes, short-term corporate notes, money market auction rate preferred stocks and short-term federal agency notes.

In April 2007, we issued $2.2 billion aggregate principal amount of 6.00% Notes. The 6.00% Notes bear interest at 6.00% per annum. Interest is payable in arrears on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015 unless the 6.00% Notes are repurchased or converted prior to the maturity date. We used $500 million of the net proceeds to repay a portion of the amounts outstanding under our October 2006 Term Loan. As a result of this partial repayment, the margin on the interest rate for the October 2006 Term Loan was reduced from 2.25 percent to 2.00 percent. Of the remaining net proceeds, approximately $1.5 billion was invested in investments with short maturities or with frequent interest reset terms and $182 million was used to purchase a capped call associated with the sale and issuance of our 6.00% Notes.

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

With the full repayment of the October 2006 Term Loan, we replaced a substantial amount of our floating interest rate debt with fixed interest rate debt. Accordingly, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows has decreased.

We will continue to monitor our exposure to interest rate risk.

Default Risk.    We mitigate default risk in our investment portfolio by investing in only the highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. We are averse to principal loss and strive to preserve our invested funds by limiting default risk and market risk. At this point in time, we believe the current credit market difficulties do not have a material impact on our financial position. However, a future degradation in credit market conditions, could have a material adverse effect on our financial position.

With the exception of the October 2006 Term Loan, which was used to fund a portion of the ATI acquisition, we generally use proceeds from borrowings primarily for general corporate purposes, including capital expenditures and working capital needs.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2007:

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2011	Thereafter	Total	Fiscal 2007 Fair Value
	(In millions except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$986	$—	$—	$—	$—	$—	$986	$986
Weighted-average rate	5.03%	—	—	—	—	—	5.03%	5.03%
Variable rate amounts	$312	$—	$—	$—	$—	$—	$312	$312
Weighted-average rate	4.83%	—	—	—	—	—	4.83%	4.83%
Marketable securities
Fixed rate amounts	$132	$—	$—	$—	$—	$—	$132	$132
Weighted-average rate	5.11%	—	—	—	—	—	5.11%	5.11%
Variable rate amounts	$269	$—	$—	$—	$—	$—	$269	$269
Weighted-average rate	6.44%	—	—	—	—	—	6.44%	6.44%
Long-term investments:
Fixed rate amounts	$12	$—	$—	$—	$—	$—	$12	$12
Weighted-average rate	4.77%	—	—	—	—	—	4.77%	4.77%
Total Investment Portfolio	$1,711	$—	$—	$—	$—	$—	$1,711	$1,711
Debt Obligations
Fixed rate amounts	$49	$49	$2	$2	$1,891	$2,203	$4,196	$3,240
Weighted-average rate	12.83%	12.82%	6.86%	6.86%	6.16%	6.00%	6.23%	6.30%
Variable rate amounts	$179	$268	$303	$89	$—	$—	$839	$839
Weighted-average rate	7.10%	7.10%	7.11%	7.11%	—	—	7.10%	7.10%
Total Debt Obligations	$228	$317	$305	$91	$1,891	$2,203	$5,035	$4,079

Foreign Exchange Risk.    As of December 29, 2007, as a result of our foreign operations, we had costs, assets and liabilities that were denominated in foreign currencies, primarily the euro and Canadian dollar. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI in October 2006, some of our expenses and debt are denominated in Canadian dollars.

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

Unrealized gains and losses related to the foreign currency forward and option contracts for the year ended December 29, 2007 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot give any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally we hedge only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as payroll, equipment and materials used in manufacturing. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward and option contracts as of December 29, 2007 and December 31, 2006. All of our foreign currency forward contracts and option contracts mature within 12 months.

	Fiscal 2007			Fiscal 2006
	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)	Notional Amount	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In millions except contract rates)
Foreign currency forward contracts:
Japanese yen	$13	112.76	$—	$26	117.62	$—
Canadian Dollar	172	1.0231	8	117	1.1181	(4)
Euro	894	1.4228	30	1,099	1.3036	13
Total:	$1,079		$38	$1,242		$9

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Years Ended December 29, 2007
	2007	2006	2005
	(In millions, except per share amounts)
Net revenue	$6,013	$5,649	$4,972
Net revenue from related party (see Note 5)	—	—	876

Total net revenue	6,013	5,649	5,848
Cost of sales	3,751	2,856	3,456

Gross margin	2,262	2,793	2,392
Research and development	1,847	1,205	1,144
Marketing, general and administrative	1,373	1,140	1,016
In-process research and development	—	416	—
Amortization of acquired intangible assets and integration charges	299	79	—
Impairment of goodwill and acquired intangible assets	1,608	—	—
Operating income (loss)	(2,865)	(47)	232
Interest income	73	116	37
Interest expense	(367)	(126)	(105)
Other income (expense), net	(7)	(13)	(24)

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(3,166)	(70)	140
Minority interest in consolidated subsidiaries	(35)	(28)	125
Equity in net loss of Spansion Inc. and other (see Note 4)	(155)	(45)	(107)
Provision (benefit) for income taxes	23	23	(7)

Net income (loss)	$(3,379)	$(166)	$165
Net income (loss) per common share:
Basic	$(6.06)	$(0.34)	$0.41
Diluted	$(6.06)	$(0.34)	$0.40
Shares used in per share calculation:
Basic	558	492	400
Diluted	558	492	441

See accompanying notes to consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 29, 2007	December 31, 2006
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,432	$1,380
Marketable securities	457	161
Total cash and cash equivalents and marketable securities	1,889	1,541
Accounts receivable	650	1,153
Allowance for doubtful accounts	(10)	(13)
Total accounts receivable, net	640	1,140
Inventories:
Raw materials	48	83
Work-in-process	472	545
Finished goods	301	186
Total inventories	821	814
Deferred income taxes	64	25
Prepaid expenses and other current assets	402	443
Total current assets	3,816	3,963
Property, plant and equipment:
Land and land improvements	49	53
Buildings and leasehold improvements	1,037	1,410
Equipment	6,125	5,202
Construction in progress	677	672
Total property, plant and equipment	7,888	7,337
Accumulated depreciation and amortization	(3,168)	(3,350)
Property, plant and equipment, net	4,720	3,987
Acquisition related intangible assets, net (see Note 3)	587	1,207
Goodwill (see Note 3)	1,907	3,217
Investment in Spansion (see Note 4)	—	371
Other assets	520	402
Total assets	$11,550	$13,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,009	$1,338
Accrued compensation and benefits	186	177
Accrued liabilities	821	769
Income taxes payable	72	78
Deferred income on shipments to distributors	101	169
Current portion of long-term debt and capital lease obligations	238	125
Other current liabilities	198	249
Total current liabilities	2,625	2,905
Deferred income taxes	6	31
Long-term debt and capital lease obligations, less current portion	5,031	3,672
Other long-term liabilities	633	517
Minority interest in consolidated subsidiaries	265	237
Commitments and contingencies (see Notes 14 and 17)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on December 29, 2007 and 750 shares authorized on December 31, 2006; shares issued: 612 on December 29, 2007 and 553 on December 31, 2006; shares outstanding: 606 on December 29, 2007 and 547 on December 31, 2006	6	5
Capital in excess of par value	6,016	5,409
Treasury stock, at cost (7 shares on December 29, 2007 and December 31, 2006)	(95)	(93)
Retained earnings (deficit)	(3,100)	308
Accumulated other comprehensive income	163	156
Total stockholders’ equity	2,990	5,785
Total liabilities and stockholders’ equity	$11,550	$13,147

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 29, 2007

	Number of Shares	Amount	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ Equity
	(In millions)
December 26, 2004	392	$4	$2,408	$(91)	$309	$381	$3,011
Comprehensive loss:
Net income	—	—	—	—	165	—	165
Other comprehensive loss:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	4	4
Net change in cumulative translation adjustments	—	—	—	—	—	(192)	(192)
Net unrealized losses on cash flow hedges, net of taxes of $0	—	—	—	—	—	(48)	(48)
Less: Reclassification adjustment for loss included in earnings, net of taxes of $0	—	—	—	—	—	16	16
Net change in minimum pension liability	—	—	—	—	—	3	3

Total other comprehensive loss							(217)

Total comprehensive loss							(52)

Issuance of shares:
Employee stock plans	17	—	188	1	—	—	189
Conversion of the remaining 4.5% Senior Convertible Notes Due 2007	27	—	199	—	—	—	199
Compensation recognized under employee stock plans	—	—	5	—	—	—	5
December 25, 2005	436	$4	$2,800	$(90)	$474	$164	$3,352
Comprehensive loss:
Net loss	—	—	—	—	(166)	—	(166)
Other comprehensive loss:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	(3)	(3)
Net change in cumulative translation adjustments	—	—	—	—	—	(2)	(2)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	7	7
Reclassification adjustment for gain included in earnings, net of taxes of $0	—	—	—	—	—	(10)	(10)

Total other comprehensive loss							(8)

Total comprehensive loss							(174)

Issuance of shares:
Employee stock plans	18	—	234	(3)	—	—	231
Common stock issued in public offering, net of issuance cost	14	—	495	—	—	—	495
Common stock issued for ATI Acquisition (see Note 3)	58	1	1,171	—	—	—	1,172
Fair value of vested options and restricted stock units issued to ATI employees (see Note 3)	—	—	144	—	—	—	144
Conversion of 4.75% Senior Debentures due 2022	21	—	488	—	—	—	488
Compensation recognized under employee stock plans	—	—	77	—	—	—	77
December 31, 2006	547	$5	$5,409	$(93)	$308	$156	$5,785
Comprehensive loss:
Net loss	—	—	—	—	(3,379)	—	(3,379)
Other comprehensive income:
Net change in unrealized gains on investments, net of taxes of $0	—	—	—	—	—	2	2
Net change due to reduction in Spansion investment	—	—	—	—	—	(9)	(9)
Net change in unrealized gains on cash flow hedges, net of taxes of $0	—	—	—	—	—	21	21
Reclassification adjustment for gain included in earnings, net of taxes of $1	—	—	—	—	—	(7)	(7)

Total other comprehensive income							7

Total comprehensive loss							(3,372)

Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(29)	—	(29)
Issuance of shares:
Employee stock plans	10	0	80	(2)	—	—	78
Common stock issued, net of issuance cost	49	1	602	—	—	—	603
Purchased of capped call	—	—	(182)	—	—	—	(182)
Compensation recognized under employee stock plans	—	—	111	—	—	—	111
Others	—	—	(4)	—	—	—	(4)
December 29, 2007	606	$6	$6,016	$(95)	$(3,100)	$163	$2,990

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Years Ended December 29, 2007
	2007	2006	2005
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(3,379)	$(166)	$165
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in consolidated subsidiaries	34	28	(125)
Depreciation and amortization	1,305	837	1,219
Write off of in-process research and development	—	416	—
Provision for doubtful accounts	(3)	—	(5)
Equity in (income) loss of Spansion and other	154	51	(3)
(Gain) loss on dilution of equity interest in Spansion Inc.	—	(6)	110
(Benefit) Provision for deferred income taxes	(24)	(2)	(22)
Impairment of goodwill and acquired intangible assets	1,608	—	16
Gain on Spansion’s repurchase of its 12.75% Senior Subordinated Notes	—	(10)	—
Amortization of foreign grant and subsidy income	(167)	(151)	(110)
Net loss (gain) on disposal of property, plant and equipment	(20)	14	6
Compensation recognized under employee stock plans	112	77	5
Other	43	27	7
Changes in operating assets and liabilities:
Accounts receivable	503	(55)	(276)
Inventories	4	6	(28)
Prepaid expenses and other current assets	(134)	96	62
Other assets	51	(175)	(10)
Tax refund receivable	—	—	7
Income taxes payable	(76)	(1)	(36)
Refund of customer deposits under long-term purchase agreements	—	—	(18)
Accounts payables and accrued liabilities	(321)	301	519
Net cash provided by (used in) operating activities	(310)	1,287	1,483
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,685)	(1,857)	(1,513)
Proceeds from sale of property, plant and equipment	73	23	10
Proceeds from Spansion repayment of intercompany loans	—	22	261
Proceeds from sale of Spansion Inc. stock	157	278	—
Acquisition of ATI, net of cash and cash equivalents acquired	—	(3,893)	—
Purchases of available-for-sale securities	(545)	(2,119)	(1,562)
Proceeds from sale and maturity of available-for-sale securities	307	3,066	836
Purchase of Spansion’s 12.75% Senior Subordinated Notes	—	—	(159)
Proceeds from Spansion’s repurchase of its 12.75% Senior Subordinated Notes	—	175	—
Net cash impact of change in status of Spansion from consolidated subsidiary to unconsolidated investee	—	—	(133)
Other	18	2	(10)
Net cash provided by (used in) investing activities	$(1,675)	$(4,303)	$(2,270)

Advanced Micro Devices Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Three Years Ended December 29, 2007
	2007	2006	2005
	(In millions)
Cash flows from financing activities:
Proceeds from notes payable to banks	$—	$—	$77
Proceeds from borrowings, net of issuance cost	3,649	3,366	169
Repayments of debt and capital lease obligations	(2,291)	(539)	(316)
Purchase of capped call	(182)	—	—
Proceeds from foreign grants and subsidies	223	210	163
Proceeds from sale leaseback transactions	—	—	129
Proceeds from limited partners’ contribution	—	—	90
Proceeds from issuance of common stock, net of issuance costs	608	495	—
Proceeds from issuance of common stock under stock-based compensation plans	78	231	189
Repayment of silent partner contribution	(46)	—	—
Other	(2)	—	(7)
Net cash provided by (used in) financing activities	2,037	3,763	494
Effect of exchange rate changes on cash and cash equivalents	—	—	7
Net increase (decrease) in cash and cash equivalents	52	747	(286)
Cash and cash equivalents at beginning of year	1,380	633	919
Cash and cash equivalents at end of year	$1,432	$1,380	$633
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$314	$79	$139
Income taxes	$26	$17	$40
Non-cash investing activities:
Stock, stock options and restricted stock units for ATI	$—	$1,316	$—

Non-cash financing activities:
Equipment sale leaseback transaction	$—	$—	$78
Capital leases	$57	$18	$119
Conversion of senior convertible debt	$—	$500	$202

See accompanying notes to consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 29, 2007, December 31, 2006 and December 25, 2005

NOTE 1:    Nature of Operations

Advanced Micro Devices, Inc. (the Company or AMD) is a global semiconductor company with manufacturing, research and development, and sales and administrative facilities throughout the world. References herein to the “Company” mean AMD and its consolidated subsidiaries, including prior to December 21, 2005, Spansion Inc. (Spansion, formerly, Spansion LLC) and its subsidiaries. The Company provides processing solutions for the computing, graphics and consumer electronics markets. Prior to the initial public offering (IPO) of Spansion Inc. on December 21, 2005, the Company also manufactured and sold Flash memory devices through its formerly majority-owned, consolidated subsidiary, Spansion LLC. On October 25, 2006 the Company completed the acquisition of ATI Technologies Inc. (ATI) (see Note 3). As a result of the acquisition, AMD began to supply 3D graphic, video and multimedia products and chipsets for personal computers, or PCs, including desktop and notebook PCs, professional workstations, and servers and products for consumer electronic devices such as mobile phones, digital TVs and game consoles.

NOTE 2:    Summary of Significant Accounting Policies

Fiscal Year.    The Company uses a 52- to -53 week fiscal year. Prior to December 31, 2006, the Company’s fiscal year ended on the last Sunday in December. Commencing in 2007, the Company began using a 52- to -53 week fiscal year ending on the last Saturday in December. Fiscal 2007, 2006 and 2005 ended December 29, December 31 and December 25, respectively. Fiscal 2007, 2006 and 2005 consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

Principles of Consolidation.    The consolidated financial statements include the Company’s accounts and those of its wholly-owned and majority-owned subsidiaries, including the operations of ATI from October 25, 2006. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

Due to the IPO of Spansion on December 21, 2005, the Company used the equity method of accounting to reflect its share of Spansion’s net losses from December 21, 2005 through September 19, 2007. Because the Company’s share ownership in Spansion has decreased, coupled with other factors that removed the Company’s ability to significantly influence the strategic operating, investing and financing decisions of Spansion, the Company changed its accounting for this investment from the equity method of accounting to accounting for the investment as “available-for-sale” marketable securities under Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Effective September 20, 2007, the Company reclassified its remaining investment in Spansion to marketable securities.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue reserves, inventory valuation, goodwill and the valuation of acquisition related intangible assets, impairment of long-lived assets, including goodwill and acquisition related intangible assets, and deferred income taxes.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of financial information (see Note 11).

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. All of the Company’s goodwill at December 29, 2007 is related to the Company’s acquisition of ATI (see Note 3). In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses.

As a result of the Company’s impairment analysis in the fourth quarter of 2007, the Company recorded an impairment charge related to the goodwill initially recognized as a result of the acquisition of ATI (see Note 3).

In 2005, the Company recorded an impairment charge related to goodwill initially recognized as a result of the formation of Spansion LLC (see Note 4).

Impairment of Long-Lived Assets including Acquisition Related Intangible Assets.    For long-lived assets other than goodwill, the Company evaluates whether impairment losses have occurred when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used. As a result of the Company’s impairment analysis in the fourth quarter of 2007, the Company recorded an impairment charge related to certain acquisition-related intangible assets initially recognized as a result of the acquisition of ATI (see Note 3).

Included in other assets on the consolidated balance sheets are balances related to certain technology licenses. The balances related to these licenses, net of amortization, were $297 million and $204 million at December 29, 2007 and December 31, 2006. Estimated future amortization expense related to these licenses is as follows:

In millions
Fiscal Year
2008	$122
2009	102
2010	46
2011	8
2012	5
Thereafter	14
Total	$297

Commitments and Contingencies.    From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also a party to environmental matters, including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is also a guarantor of various third-party obligations and commitments. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these commitments and contingencies, if any, that would be charged to earnings, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease the Company’s earnings in the period the changes are made (see Notes 14 and 17).

Cash Equivalents.    Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Marketable Securities.    The Company classifies its marketable debt and equity securities at the date of acquisition as either held to maturity or available-for-sale. Substantially all of the Company’s investments in marketable debt and equity securities are classified as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity. Fair values for marketable securities are based on market trading quotes. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in other income (expense), net. The cost of securities sold is based on the specific identification method.

The Company classifies investments with remaining time to maturity of more than three months as marketable securities. Marketable securities generally consist of money market auction rate preferred stocks and debt securities such as commercial paper, corporate notes, separately-held corporate stocks, certificates of deposit and marketable direct obligations of United States governmental agencies. Available-for-sale debt securities with remaining time to maturity greater than twelve months are classified as current when they represent investments of cash that are intended to be used in current operations.

Derivative Financial Instruments.    The Company is primarily subject to foreign currency risks for transactions denominated in euros and Canadian dollars. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the fluctuation in value of forecasted euro and Canadian dollar denominated cash flows resulting from these transactions, the Company has instituted a foreign currency cash flow hedging program. Under this program, the Company purchases foreign currency forward contracts and sells or purchases foreign currency option contracts, generally expiring within twelve months, to hedge portions of its forecasted foreign currency denominated cash flows. These foreign currency contracts are carried on the Company’s balance sheet at fair value, and are reflected in prepaid expenses and other current assets or accrued liabilities, with the effective portion of the contracts’ gain or loss initially recorded in accumulated other comprehensive income and subsequently recognized in the consolidated statements of operations line item corresponding to the hedged forecasted transaction in the same period the transaction affects operations. Generally, the gain or loss on derivative contracts, when recognized, offsets the gain or loss on the hedged transactions. As of December 29, 2007, the Company expects to reclassify the amount accumulated in other comprehensive income to operations within the next twelve months upon the recognition in operations of the hedged forecasted transactions. The Company does not use derivatives for speculative or trading purposes.

The effectiveness test for these foreign currency contracts utilized by the Company is the change in fair value method. Under this method, the Company includes the time value portion of the change in value of the currency forward contract in its effectiveness assessment. Any ineffective portion of the hedges is recognized currently in other income (expense), net, which has not been significant to date.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net unrealized gain or loss will be recorded as a component of other income (expense), net.

Premiums paid for foreign currency forward and option contracts are immediately charged to earnings.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows: equipment, two to six years; buildings and building improvements, up to 26 years; and leasehold improvements, measured by the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

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

Product Warranties.    The Company generally warrants that microprocessor products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to its approved specifications. Subject to certain exceptions, the Company generally offers a three-year limited warranty to end users for microprocessor products commonly referred to as “processors in a box,” a one-year limited warranty to direct purchasers of all other microprocessor products commonly referred to as “tray” microprocessor products, and a one-year limited warranty to direct purchasers of embedded processor products. The Company has offered extended limited warranties to certain customers of “tray” microprocessor products who have written agreements with the Company and target their computer systems at the commercial and/or embedded markets.

The Company generally warrants that its graphics, chipsets and certain products for consumer electronics devices will conform to its approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to its approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

The Company accrues warranty costs at the time of sale of warranted products.

Foreign Currency Translation/Transactions.    For the years ended December 29, 2007 and December 31, 2006 the functional currency of all the Company’s foreign subsidiaries was the U.S. dollar. For 2005, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, except for AMD Saxony Limited Liability Company & Co. KG (AMD Saxony) and AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG) whose functional currencies were the euro. Beginning in 2006, following an evaluation of the scope of their operations and business practices, the Company concluded that the U.S. dollar is the currency of the primary economic environment in which these subsidiaries operate, and changed the functional currency of AMD Saxony and AMD Fab 36 KG to the U.S. dollar. Additionally, Spansion Japan, a consolidated subsidiary of AMD until December 20, 2005, used the Japanese yen as its functional currency.

For subsidiaries whose functional currency is the U.S. dollar, assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Net revenue, cost of sales and expenses have been remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The gains or losses from foreign currency remeasurement have been included in earnings.

In 2005, adjustments resulting from translating the foreign currency financial statements of AMD Saxony, AMD Fab 36, KG, and Spansion Japan into the U.S. dollar have been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency for AMD Saxony and AMD Fab 36 KG, these subsidiaries no longer generate translation adjustments. Translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss). The Company continued to include its proportionate share of the translation adjustments relating to Spansion Japan in accumulated other comprehensive income (loss) until September 20, 2007, when the Company changed its method of accounting for Spansion from the equity method to treating this investment as an available-for-sale security (see Note 4).

The gains or losses resulting from transactions denominated in currency other than the functional currencies have been recorded in earnings. The aggregate exchange gain (loss) included in earnings was $25 million in 2007, ($22) million in 2006, and ($8) million in 2005.

Guarantees.    The Company accounts for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Under FIN 45, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. However, this is limited to those guarantees issued or modified after December 31, 2002. The recognition of fair value is not required for certain guarantees such as the parent’s guarantee of a subsidiary’s debt to a third party or guarantees on product warranties. For those guarantees excluded from FIN 45’s fair value recognition provision, financial statement disclosures of their terms are made (see Note 14).

Foreign Grants and Subsidies.    The Company receives or has received investment grants and allowances from the Federal Republic of Germany and the State of Saxony in connection with Fab 30 and Fab 36 in Dresden, Germany. Generally, such grants and subsidies are subject to forfeiture in declining amounts over the life of the agreement, if the Company does not maintain certain levels of employment or meet other conditions specified in the relevant subsidy grant documents. Accordingly, amounts received are initially recorded as a long-term liability on the Company’s financial statements, and then are amortized as a reduction to cost of sales. Fab 30 related subsidies have been amortized to operations ratably through December 2007. Fab 36 related investment allowances are being amortized to operations ratably over the lives of the underlying assets associated with the investment allowances. Fab 36 related grants are being amortized to operations ratably through December 2013.

From time to time, the Company also applies for subsidies relating to certain research and development projects. These research and development subsidies are recorded as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met.

Advertising Expenses.    Advertising expenses for fiscal 2007, 2006 and 2005 were approximately $555 million, $515 million and $333 million, respectively. Cooperative advertising funding obligations under customer incentive programs are accrued and the costs recorded at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue in accordance with EITF 01-9.

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares. Potential common shares include stock options, restricted stock units, restricted stock awards and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share for the years ended:

	2007	2006	2005
	(In millions except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(3,379)	$(166)	$165

Effect of assumed conversion of 4.50% Convertible Senior Notes Due 2007:
Interest expense, net of tax	—	—	9

Numerator for diluted income (loss) per common share	$(3,379)	$(166)	$174

Denominator:
Denominator for basic income (loss) per share—weighted-average shares	558	492	400
Effect of dilutive securities:
Employee stock options	—	—	15
4.50% Convertible Senior Notes Due 2007	—	—	26

Dilutive potential common shares	—	—	41

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	558	492	441

Net income (loss) per common share:
Basic	$(6.06)	$(0.34)	$0.41
Diluted	$(6.06)	$(0.34)	$0.40

The Company incurred a net loss for 2007. Potential common shares of approximately 54 million for 2007, which included both shares issuable upon the assumed exercise of outstanding employee stock options and the assumed conversion of outstanding convertible securities, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. Potential common shares of approximately 55 million and 21 million for the years ended December 31, 2006 and December 25, 2005, which were associated with the assumed conversion of outstanding convertible securities, were not included in the net income per common share calculation, as their inclusion would have been antidilutive.

Accumulated Other Comprehensive Income (Loss).    Unrealized gains or losses on the Company’s available-for-sale securities, deferred gains and losses on derivative financial instruments qualifying as cash flow hedges, changes in minimum pension liabilities, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

The following are the components of accumulated other comprehensive income:

	2007	2006
	(In millions)
Net unrealized gains on available-for-sale securities, net of taxes of $1 in 2007 and $1 in 2006	$2	$2
Net unrealized gains (losses) on cash flow hedges, net of taxes of $0 in 2007 and $0 in 2006	21	5
Minimum pension liability	(1)	(1)
Cumulative translation adjustments	141	150
	$163	$156

Stock-Based Compensation.     On December 26, 2005, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases pursuant to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for 2006 includes stock-based compensation expense for all of the Company’s stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as well as stock-based compensation expense for all stock-based compensation awards granted on or after December 26, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).

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

Recently Issued Accounting Pronouncements.     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. In its February 6, 2008 meeting, the FASB decided to (i) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS 157. The partial deferral is applicable to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Companies will still need to apply SFAS 157’s recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets or nonfinancial liabilities that are remeasured at least annually. The FASB also decided to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 at the beginning of its fiscal year 2008 on December 30, 2007. There has been no material impact to the Company’s financial statements due to the adoption of SFAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). This statement allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted SFAS 159 at the beginning of our fiscal year 2008 on December 30, 2007 and did not make any elections for fair value accounting; therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoptions of SFAS 141R will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial position, results of operations and cash flows.

NOTE 3:    ATI Acquisition

On October 25, 2006, the Company completed the acquisition of all of the outstanding shares of ATI, a publicly held company headquartered in Markham, Ontario, Canada (the Acquisition) for a combination of cash and shares of the Company’s common stock. ATI was engaged in the design, manufacture and sale of innovative 3D graphics and digital media silicon solutions. The Company believes that the acquisition of ATI allows it to deliver products that better fulfill the increasing demand for more integrated computing solutions. The Company included the operations of ATI in its consolidated financial statements beginning on October 25, 2006.

The aggregate consideration paid by the Company for all outstanding ATI common shares consisted of approximately $4.3 billion of cash and 58 million shares of the Company’s common stock. In addition, the Company also issued options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange for outstanding ATI stock options and restricted stock units. The vested portion of these options and restricted stock units was valued at approximately $144 million. The unvested portion, valued at approximately $69 million, is being amortized to compensation expense over the options’ remaining vesting periods. To finance a portion of the cash consideration paid, the Company borrowed $2.5 billion under the October 2006 Term Loan. This term loan was fully repaid in 2007 (see Note 9). The total purchase price for ATI was $5.6 billion including acquisition-related costs of $25 million and consisted of:

(In millions, except share amounts)
Acquisition of all of the outstanding shares, stock options, restricted stock units and other stock-based awards of ATI in exchange for:
Cash	$4,263
58 million shares of the Company’s common stock	1,172
Fair value of vested options and restricted stock units issued	144
Acquisition related transaction costs	25
Total purchase price	$5,604

Purchase Price Allocation

The total purchase price was allocated to ATI’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of October 24, 2006 as set forth below:

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

The only item that may significantly impact goodwill is the resolution of certain ATI tax-related contingencies. To the extent that the actual amounts are different than the estimated amounts initially recorded, the difference will result in adjustments to goodwill. Any other adjustments to amounts recorded from and after the completion of the acquisition will be recorded in post-acquisition operating results.

Management performed an analysis to determine the fair value of each tangible and identifiable intangible asset, including the portion of the purchase price attributable to acquired in-process research and development projects.

In-Process Research and Development

Of the total purchase price, approximately $416 million was allocated to in-process research and development (IPR&D) and was expensed in the fourth quarter of 2006. Projects that qualify as IPR&D represent those that have not reached technological feasibility and had no alternative future use at the time of the acquisition. These projects included development of next generation products for the Graphics and Chipsets segment and the Consumer Electronics segment. The estimated fair value of the projects for the Graphics and Chipsets segment was approximately $193 million ($122 million for graphics products and $71 million for chipset products). The estimated fair value of the projects for the Consumer Electronics segment was approximately $223 million. Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the Company reported operations related to its chipset products in its Computing Solutions segment.

The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan and estimating costs to develop the purchased IPR&D into commercially viable products. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ATI and its competitors.

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

Other Acquisition Related Intangible Assets

Developed product technology consists of products that have reached technological feasibility and includes technology in ATI’s discrete GPU products, integrated chipset products, handheld products, and digital TV products divisions. The Company initially expected the developed technology to have an average useful life of five years. However, as discussed below, the Company has revised the estimate of the average useful life of the developed technology to be 50 months from the acquisition date.

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

Trademarks and trade names have an estimated average useful life of seven years.

Customer backlog represents customer orders existing as of October 24, 2006 that had not been delivered and were estimated to have a useful life of 14 months.

The Company determined the fair value of other acquisition-related intangible assets using income approaches based on the most current financial forecast available as of October 24, 2006. The discount rates the Company used to discount net cash flows to their present values ranged from 12 percent to 15 percent. The Company determined these discount rates after consideration of the Company’s estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition.

The Company based estimated useful lives for the other acquisition-related intangible assets on historical experience with technology life cycles, product roadmaps and the Company’s intended future use of the intangible assets. The Company is amortizing the acquisition-related intangible assets using the straight-line method over their estimated useful lives.

Integration

Concurrent with the acquisition, the Company implemented an integration plan which included the termination of some ATI employees, the relocation or transfer to other sites of other ATI employees and the closure of duplicate facilities. The costs associated with employee severance and relocation totaled approximately $7 million. The costs associated with the closure of duplicate facilities totaled approximately $1 million. These costs were included as a component of net assets acquired. Additionally, the integration plan also included termination of some AMD employees, cancellation of some existing contractual obligations, and other costs to integrate the operations of the two companies. The Company incurred costs of approximately $28 million and $32 million for the years ended December 29, 2007 and December 31, 2006, respectively, and they are included in the caption, “Amortization of acquired intangible assets and integration charges,” on the Company’s consolidated statements of operations.

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

	Year Ended
	December 31, 2006	December 25, 2005
	(In millions, except per share data)
Total net revenue	$7,579	$8,047
Net loss	$(716)	$(938)
Basic net loss per common share	$(1.33)	$(2.05)
Diluted net loss per common share	$(1.33)	$(2.05)

Goodwill and Acquisition Related Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the year ended December 29, 2007, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balance at December 31, 2006	$—	$1,237	$1,980	$3,217
Reclassification due to change in segments(1)	166	(166)	—	—
Goodwill adjustments(2)	(4)	(34)	(13)	(51)
Impairment losses	—	(504)	(755)	(1,259)
Balance at December 29, 2007	$162	$533	$1,212	$1,907

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

In the fourth quarter of 2007, pursuant to its accounting policy, the Company conducted its annual impairment test of goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill assigned to its Graphics and Consumer Electronics segments exceeded their implied fair values and recorded an impairment charge of approximately $1.3 billion, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the Company’s reporting units within these segments as of October 1, 2007, with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates ranging from 13.1 percent to 15.3 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of the Company’s strategic planning cycle conducted annually during the latter part of the third quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. This updated long-term financial forecast represents the best estimate that the Company’s management has at this time and the Company believes that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of the Company’s reporting units and may result in further impairment of goodwill.

The Company’s cost basis in goodwill deductible for tax was $2.6 billion. The Company’s adjusted tax basis after tax deductions in 2006 and 2007 is $2.3 billion.

The outcome of the Company’s goodwill impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition related developed product technology associated with its Graphics and Consumer Electronics segments was impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $349 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2007 consolidated statement of operations. The Company also revised its estimate of the weighted average useful life of the developed product technology from 60 months to 50 months based on the revised cash flow forecasts.

The balances of acquisition related intangible assets as of December 29, 2007, were as follows:

	December 29, 2007
	Weighted Average Amortization Period (in months)	Cost of ATI Acquisition Related Intangible Assets	Amortization Expense in 2006	Amortization Expense in 2007	Impairment Losses	Net
	(In millions)
Developed product technology	50	$752	$(25)	$(138)	$(349)	$240
Game console royalty agreements	60	147	(5)	(29)	—	113
Customer relationships	48	257	(11)	(64)	—	182
Trademark and trade name	84	62	(1)	(9)	—	52
Customer backlog	14	36	(5)	(31)	—	—
Total		$1,254	$(47)	$(271)	$(349)	$587

Estimated future amortization expense related to acquisition related intangible assets is as follows:

In millions
Fiscal Year
2008	$202
2009	161
2010	146
2011	61
2012	9
Thereafter	8
Total	$587

NOTE 4:    Investment in Spansion Inc.

On December 21, 2005, the Company’s majority owned subsidiary, Spansion Inc., completed its IPO of 47,264,000 shares of its Class A common stock as well as offerings of senior notes to the Company and institutional investors with an aggregate principal amount of approximately $425 million. In addition, the Company cancelled $60 million of the aggregate principal amount outstanding under Spansion LLC’s promissory note issued to the Company on June 30, 2003 in exchange for 5,000,000 shares of Spansion’s Class A common stock. As a result, immediately after the IPO, the Company owned a total of 48,529,403 shares, or approximately 38 percent, of Spansion’s outstanding common stock. The Company did not receive any proceeds from Spansion’s IPO.

Dilution in Ownership Interest

Prior to the IPO, the Company held a 60 percent controlling ownership interest in Spansion. Consequently, Spansion’s financial position, results of operations and cash flows through December 20, 2005 were included in the Company’s consolidated statements of operations and cash flows. Following the IPO, the Company’s ownership interest was diluted from 60 percent to approximately 38 percent, and the Company no longer exercised voting control, but did retain the ability to exercise significant influence over Spansion’s operations. Therefore, starting from December 21, 2005, the Company used the equity method of accounting to reflect its investment in Spansion. In connection with the Company’s reduction in its ownership interest in Spansion, the Company recorded a loss of $110 million in 2005 which represents the difference between Spansion’s book value per share before and after the IPO multiplied by the number of shares owned by the Company. In addition, in 2005 the Company also wrote off approximately $16 million of goodwill, which was originally recorded in June 30, 2003 as a result of the formation of Spansion LLC.

In November 2006, the Company sold 21,000,000 shares of its Spansion Class A common stock in an underwritten public offering (the Offering). The Company received $278 million in net proceeds from the Offering. The Company realized a gain of $6 million from the sale, which was included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s 2006 consolidated statement of operations. As a result of the Offering, the Company owned a total of 27,529,403 shares, or approximately 21 percent, of Spansion’s outstanding common stock. The Company continued to use the equity method of accounting for its investment in Spansion.

During the first quarter of 2007, the Company sold 984,799 shares of Spansion Class A common stock. The Company received $13 million in net proceeds from the sales and realized a gain of $0.6 million. In July 2007, the Company sold an additional 12,506,694 shares of Spansion Class A common stock. The Company received $144 million in net proceeds from these sales and realized a loss of $2 million. The net loss is included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s 2007 consolidated statement of operations. The Company continued to use the equity method of accounting to account for its investment because, for accounting purposes, the Company was deemed to continue to have the ability to exercise significant influence over Spansion.

On September 20, 2007, Dr. Ruiz, the CEO of the Company, resigned as Chairman of the Board of Directors of Spansion. The Company also transferred its one share of Class B common stock to Spansion and, accordingly, relinquished the right to appoint a director to Spansion’s Board of Directors. Therefore, the Company changed its accounting for this investment from the equity method to accounting for this investment as “available-for-sale” marketable securities under SFAS 115. From this point, Spansion was no longer considered to be a related party of the Company, and related party presentations in the 2005 and 2006 financial statements were reclassified to be comparable with the 2007 financial statements.

After giving consideration to Spansion’s operating results, its stock price changes in the preceding six months, and the Company’s intention to liquidate its investment, the Company concluded that this investment was other than temporarily impaired as of September 29, 2007 and again as of December 29, 2007. Therefore, the Company recorded other than temporary impairment charges of $111 million in 2007, reflecting the write-down of this investment to its fair value of $56 million. These impairment charges are included in the caption, “Equity in net loss of Spansion Inc. and other,” on the Company’s 2007 consolidated statement of operations.

As of December 29, 2007, the Company owned a total of 14,037,910 shares, or approximately 10.4 percent, of Spansion’s outstanding common stock. The $56 million carrying value of this investment is included in the caption “Marketable Securities” on the Company’s consolidated balance sheet dated December 29, 2007. To the extent that the fair value of the Company’s investment in Spansion changes in the future due to fluctuations in Spansion’s common stock price, the Company would record either an unrealized loss or an unrealized gain within “Accumulated Other Comprehensive Income,” a component of stockholders’ equity on the Company’s balance sheet. Should the Company sell shares of Spansion in the future, it would record either a realized loss or a realized gain. In addition, to the extent that the Company concludes that any unrealized loss is other-than-temporary, the Company would record further impairment charges through earnings.

Purchase of Spansion LLC 12.75% Senior Subordinated Notes Due 2016

On December 21, 2005, Spansion LLC, a wholly owned, indirect subsidiary of Spansion, issued to the Company $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016 (the Spansion Senior Notes) for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased the Spansion Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38 percent of the gain), was included in the caption, “Equity in net loss of Spansion Inc., and other,” on the Company’s 2006 consolidated statement of operations.

Summarized Financial Information

The following table presents summarized consolidated financial information for Spansion Inc.(1)

	Nine Months Ended September 30, 2007(2)	Year Ended December 31, 2006
	(In millions)
Consolidated statement of operations information
Revenue	$1,848	$2,579
Gross profit	307	513
Operating income (loss)	(194)	(91)
Net income (loss)	$(214)	$(148)

December 31, 2006
Consolidated balance sheet information
Current assets	$1,775
Long term assets	1,775
Total assets	$3,550
Current liabilities	$690
Long term liabilities	1,014
Total stockholders’ equity	1,846
Total liabilities and stockholders’ equity	$3,550
(1)

Since the Company accounted for Spansion Inc. using the equity method of accounting for only the last five days of 2005, the Company has not provided summary statement of operations information for 2005.

(2)

The Company ceased using the equity method to account for its investment in Spansion as of September 20, 2007. The financial information for Spansion presented here includes the stub period from September 21, 2007 until September 30, 2007, the end of Spansion’s fiscal third quarter. The financial results during the stub period are immaterial.

NOTE 5:    Related-Party Transactions

The Company and Fujitsu Limited formed FASL LLC, later renamed Spansion LLC, effective June 30, 2003 by expanding an existing manufacturing joint venture called Fujitsu AMD Semiconductor Limited, or FASL, that was formed in 1993 in which the Company’s ownership interest was slightly less than 50 percent. Upon formation of Spansion LLC, the Company increased its ownership interest to 60 percent. From the date of formation through December 20, 2005, the Company held a 60 percent controlling equity interest in Spansion LLC and, therefore, consolidated the results of Spansion LLC’s operations. The Company accounted for the Spansion LLC transaction as a partial step acquisition and purchase business combination under the provisions of SFAS 141, and EITF Issue 01-2, Interpretations of APB Opinion No. 29. As disclosed in Note 4, in December 2005 the Company commenced applying the equity method to its investment in Spansion and since September 2007 it has been accounting for its investment in Spansion as a marketable equity security.

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

As a result of the Spansion LLC transaction, Fujitsu became a related party of the Company for the period beginning June 30, 2003 through December 20, 2005, the date immediately preceding Spansion’s IPO (see Note 4). Net revenues on sales to, and purchases of goods and services from, Fujitsu in 2005 were $876 million and $196 million, respectively, and amounts due to Fujitsu as of December 25, 2005 were $77 million.

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

In connection with Spansion’s IPO, the Company entered into various amended and restated service agreements, a non-compete agreement and a patent cross-license agreement with Spansion. Under the amended services agreements, the Company agreed to provide, among other things, information technology, facilities, logistics, tax, finance and human resources services to Spansion for a specified period. All significant service level agreement activities had concluded as of December 29, 2007. Under the amended patent cross-license agreement, Spansion pays royalties to the Company based on a percentage of Spansion’s net revenue.

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

On December 21, 2005, Spansion LLC, a wholly owned subsidiary of Spansion issued to the Company the Spansion Senior Notes for $158.9 million or 90.828 percent of face value. In June 2006, Spansion LLC repurchased the Spansion Senior Notes for aggregate cash proceeds of $175 million. Upon repurchase, the Company recognized a gain of $16 million, of which $10 million was recorded as other income and $6 million (representing the elimination of approximately 38 percent of the gain) was recorded as a reduction to the equity in net income (loss) of Spansion.

NOTE 6:    Financial Instruments

Available-for-sale securities held by the Company as of December 29, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In millions)
2007
Cash equivalents:
Commercial paper	$723	$—	$—	$723
Money market funds	312	—	—	312
Certificates of deposit	55	—	—	55
Time deposits	207	—	—	207
Total cash equivalents	$1,297	$—	$—	$1,297
Marketable securities:
Auction rate preferred stock	$269	$—	$—	$269
Commercial paper	82	—	—	82
Certificates of deposit	50	—	—	50
Spansion Class A common stock	56	—	—	56
Total marketable securities	$457	$—	$—	$457
Long-term investments:
Equity investments (included in other assets)	$5	$—	$—	$5
Grand total	$1,759	$—	$—	$1,759

2006
Cash equivalents:
Commercial paper	$635	$—	$—	$635
Money market funds	84	—	—	84
Time deposits	529	—	—	529
Total cash equivalents	$1,248	$—	$—	$1,248
Marketable securities:
Auction rate preferred stock	$146	$—	$—	$146
Time deposits	15	—	—	15
Total marketable securities	$161	$—	$—	$161
Long-term investments:
Equity investments (included in other assets)	$1	$3	$—	$4
Grand total	$1,410	$3	$—	$1,413

Long-term equity investments consist of marketable equity securities that, while available for sale, are not intended to be used to fund current operations.

All contractual maturities of the Company’s available-for-sale marketable debt securities at December 29, 2007 are within one year except those for auction rate preferred stock. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company classified auction rate preferred stock as current marketable securities because they represent investments of cash intended to be used for current operations.

The Company realized net gains from the sale of available-for-sale securities of $1 million and $2 million in 2007 and 2006, respectively, and the Company did not realize any gain or loss from sale of available-for-sale securities in 2005.

At December 29, 2007 and December 31, 2006, respectively, the Company had approximately $12 million and $13 million of investments classified as held to maturity, consisting of commercial paper and treasury notes used for long-term workers’ compensation and leasehold deposits, which are included in other assets on the Company’s consolidated balance sheets. The fair value of these investments approximated their cost at December 29, 2007 and December 31, 2006.

Fair Value of Other Financial Instruments.    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	2007		2006
	Carrying amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt (excluding capital leases)	$5,035	$4,079	$3,637	$3,651

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

The Company places its cash equivalents and marketable securities with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Company invests in time deposits and certificates of deposit from banks having combined capital, surplus and undistributed profits of not less than $200 million. Investments in commercial paper and money market auction rate preferred stocks of industrial firms and financial institutions are rated A1, P1 or better. Investments in tax-exempt securities, including municipal notes and bonds, are rated AA, Aa or better, and investments in repurchase agreements must have securities of the type and quality listed above as collateral. Concurrently with Spansion’s IPO, the Company also invested approximately $159 million in cash to purchase $175 million principal aggregate amount of Spansion Senior Notes. The Spansion Senior Notes were not investment grade.

The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. Accounts receivable from the Company’s top three customers accounted for approximately 17 percent, 12 percent and 5 percent of the total consolidated accounts receivable balance as of December 29, 2007. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience. The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit, bank or corporate guarantees or advance payments, if deemed necessary, but generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the lower of the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties, which amounted to approximately $38 million, at December 29, 2007.

NOTE 8:    Income Taxes

The provision (benefit) for income taxes consists of:

	2007	2006	2005
	(In millions)
Current:
U.S. Federal	$—	$1	$(4)
U.S. State and Local	—	1	1
Foreign National and Local	42	23	12
Total	42	25	9
Deferred:
U.S. Federal	(15)	15	(2)
U.S. State and Local	—	—	—
Foreign National and Local	(4)	(17)	(14)
Total	(19)	(2)	(16)
Provision for income taxes	$23	$23	$(7)

Pre-tax loss from foreign operations was $1.6 billion in 2007. Pre-tax loss from foreign operations was $365 million in 2006. Pre-tax loss from foreign operations was $202 million in 2005 after elimination of minority interest.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2007 and December 31, 2006 are as follows:

	2007	2006
	(In millions)
Deferred tax assets:
Net operating loss carryovers	$836	$217
Deferred distributor income	57	88
Inventory valuation	64	21
Accrued expenses not currently deductible	134	135
Acquired intangibles	338	152
Tax deductible goodwill	337	—
Investments	66	27
Federal and state tax credit carryovers	229	157
Foreign capitalized research and development costs	185	138
Foreign research and development ITC credits	217	140
Other	175	156
Total deferred tax assets	2,638	1,231
Less: valuation allowance	(2,286)	(1,046)
	352	185
Deferred tax liabilities:
Property, plant and equipment	(17)	(33)
Capitalized interest	(15)	(18)
Acquired intangibles	(30)	(71)
Tax deductible goodwill	—	(15)
Unrealized translation gain	(166)	(1)
Other	(48)	(50)
Total deferred tax liabilities	(276)	(188)
Net deferred tax assets (liabilities)	$76	$(3)

As of December 29, 2007 and December 31, 2006, non-current deferred tax assets of approximately $27 million and $2 million, respectively, were included in the caption, “Other Assets” on the Company’s consolidated balance sheets. As of December 29, 2007, current deferred tax liabilities of approximately $8 million were included in the caption, “Accrued Liabilities” on the Company’s consolidated balance sheets.

As of December 29, 2007, substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at December 29, 2007, in management’s estimate, is not more likely than not to be achieved. In 2007 the net valuation allowance increased by $1.2 billion primarily to provide valuation allowance for current year operating losses in the U.S. and Canada. In 2006, the net valuation allowance increased by $305 million primarily to provide valuation allowance for tax assets in Canada and for losses in the U.S. In 2005, the net valuation allowance increased by $48 million primarily as a result of continuing to provide valuation allowance for start-up losses at the Company’s new manufacturing operation in Germany.

Net deferred tax assets of approximately $255 million related to certain deductible temporary differences and net operating loss carryforwards acquired in the ATI business combination in 2006. When recognized, the reversal of the valuation allowance on these deferred tax assets will be accounted for as a credit to existing goodwill or other ATI acquisition-related intangible assets rather than as a reduction of the period’s income tax provision. If no goodwill or acquisition-related intangible assets remain, the credit would reduce the income tax provision in the period of the valuation allowance reversal.

As of December 29, 2007 and December 31, 2006, the Company had $247 million and $227 million, respectively, of deferred tax assets subject to a valuation allowance that relate to excess stock option deductions, which are not presented in the deferred tax asset balances since they have not met the realization criteria of SFAS 123R.

The following is a summary of the various tax attribute carryforwards the Company had as of December 29, 2007. The amounts presented below include amounts related to excess stock option deductions, as discussed above.

Carryforward	Federal	State/ Provincial	Expiration
	(millions)
US-net operating loss carryovers	$1,795	$293	2008 to 2027
US-credit carryovers	$380	$148	2008 to 2027
German-net operating loss carryovers	$539	$405	No expiration
Canada-net operating loss carryovers	$111	$111	2027
Canada-investment tax credit carryovers	$217	N/A	2024 to 2027
Canada-R&D pools	$622	$326	No expiration
Barbados-net operating loss carryovers	$276	N/A	2012 to 2016

Approximately $94 million of the Company’s U.S. federal net operating loss carry-forwards are subject to annual limitations as a result of the ATI acquisition and prior purchase transactions. Utilization of German losses is limited to 60 percent of taxable income in any one year.

The Company also had other aggregate foreign loss carry-forwards totaling approximately $21 million in other countries with various expiration dates.

The table below displays reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes

	Tax	Rate
	(In millions except for percentages)
2007
Statutory federal income tax expense	$(1,174)	35%
State taxes, net of federal benefit	—	%
Foreign income at other than U.S. rates	(65)	1.9%
Foreign operating losses and deductions utilized	(74)	2.2%
Foreign operating losses not benefited	752	(22.4)%
US net operating losses not benefited	584	(17.4)%
Other	—	%
	$23	(.7)%
2006
Statutory federal income tax expense	$(50)	35.0%
State taxes, net of federal benefit	1	(0.9)%
Foreign income at other than U.S. rates	(4)	2.9%
Benefit for foreign operating losses and deductions utilized	(58)	40.5%
US net operating losses not benefited	134	(93.5)%
Other	—	%
	$23	(16.0)%
2005
Statutory federal income tax expense	$55	35.0%
State taxes, net of federal benefit	1	0.5%
Foreign income at other than U.S. rates	(15)	(9.4)%
Foreign losses not benefited	84	53.0%
Benefit for net operating losses utilized	(132)	(83.3)%
Other	—	—%
	$(7)	(4.2)%

The Company has made no provision for U.S. income taxes on approximately $437 million of cumulative undistributed earnings of certain foreign subsidiaries through December 29, 2007 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would incur additional income taxes of approximately $141 million (after an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The Company’s operations in Singapore, China and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2014. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $16 million in fiscal year 2007 (less than $0.03 per share, diluted) decrease the Company’s net loss by approximately $5 million in fiscal year 2006, (less than $0.01 per share, diluted), and to increase net income by approximately $1 million in fiscal year 2005 (less than $0.01 per share, diluted).

On January 1, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as a reduction of the beginning balance of retained earnings of $6 million and a decrease to goodwill of $3 million.

A reconciliation of the gross unrecognized tax benefits is as follows:

(millions)
Balance at January 1, 2007	$149
Increases for tax positions taken in prior years	17
Decreases for tax positions taken in prior years	(14)
Increases for tax positions taken in the current year	14
Decreases for tax positions taken in the current year	—
Decreases for settlements with taxing authorities	(14)
Decreases for lapsing of the statute of limitations	(3)
Balance at December 29, 2007	$149

The amount of unrecognized tax benefits that would impact the effective tax rate was $28 million and $19 million as of January 1, 2007 and December 29, 2007, respectively. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits or would be offset by a change in valuation allowance.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of the date of adoption, the Company had accrued interest and penalties related to unrecognized tax benefits of $21 million and $38 million, respectively. As of December 29, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $9 million and $36 million, respectively.

The Company recorded net interest expense of $3 million in its income statement and a reduction of $15 million of interest was offset to goodwill in the current year. The Company recorded $2 million net penalty expense in its income statement and a reduction of $4 million of penalties was offset to goodwill in the current year. The reductions of interest and penalties that were offset to goodwill were related to the expiration of the statutes of limitations in certain foreign jurisdictions.

During the 12 months beginning December 30, 2007, the Company expects to reduce its unrecognized tax benefits by approximately $43 million primarily from the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the Company notes that the resolution and/or closure on open audits is highly uncertain.

As of December 29, 2007, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000—2004. The audit has been completed and is currently in the review process. As of December 29, 2007, the U.S. Internal Revenue Service is not auditing AMD; however, an IRS audit of AMD’s tax years 2004 and 2005 is scheduled to commence in March 2008. AMD and its subsidiaries have several foreign, foreign provincial, and U.S. state audits in process at any one point in time. The Company has provided for uncertain tax positions that require a FIN 48 liability.

As a result of the application of FIN 48, the Company has recognized $61 million of current and long-term deferred tax assets, previously under a valuation allowance with $61 million of liabilities for unrecognized tax benefits as of December 29, 2007.

NOTE 9:    Debt

Long-term Borrowings and Obligations

The Company’s long-term debt and capital lease obligations as of December 29, 2007 and December 31, 2006 consist of:

	2007	2006
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—
6.00% Senior Notes due 2015	2,200	—
October 2006 Term Loan	—	2,216
Fab 36 Term Loan	839	893
Repurchase obligations to Fab 36 partners	94	126
7.75% Senior Notes Due 2012	390	390
Obligations under capital leases	234	160
Other	12	12
	5,269	3,797
Less: current portion	238	125
Long-term debt and capital lease obligations, less current portion	$5,031	$3,672

5.75% Convertible Senior Notes due 2012

On August 14, 2007, the Company issued $1.5 billion aggregate principal amount of 5.75% Convertible Senior Notes due 2012 (the 5.75% Notes). The 5.75% Notes bear interest at 5.75% per annum. Interest is payable in arrears on February 15 and August 15 of each year beginning February 15, 2008 until the maturity date of August 15, 2012. The terms of the 5.75% Notes are governed by an Indenture (the 5.75% Indenture) dated as of August 14, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

The 5.75% Notes will be convertible, in whole or in part, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.75% Notes, into shares of the Company’s common stock based on an initial conversion rate of 49.6771 shares of common stock per $1,000 principal amount of the 5.75% Notes, which is equivalent to an initial conversion price of approximately $20.13 per share. This initial conversion price represents a premium of 50% relative to the last reported sale price of the Company’s common stock on August 8, 2007 (the trading date preceding the date of pricing of the 5.75% Notes) of $13.42 per share. This initial conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 5.75% Indenture) of the Company under certain circumstances. Holders of the 5.75% Notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change (as defined in the 5.75% Indenture) or a termination of trading (as defined in the Indenture). Additionally, an event of default (as defined in the Indenture) may result in the acceleration of the maturity of the 5.75% Notes.

The 5.75% Notes rank equally in right of payment with the Company’s existing and future senior debt and senior in right of payment to all of the Company’s future subordinated debt. The 5.75% Notes rank junior in right of payment to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 5.75% Notes, the Company also entered into a Registration Rights Agreement (the 5.75% Registration Rights Agreement), dated August 14, 2007, between the Company and Lehman Brothers Inc. (the initial purchaser), pursuant to which the Company has agreed to file a shelf registration statement with the SEC for the resale by holders of the 5.75% Notes and the shares of the Company’s common stock issuable upon conversion of the notes, use the Company’s reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 5.75% Registration Rights Agreement. To date, the Company has satisfied these terms and conditions. On November 7, 2007, the Company filed a shelf registration statement that was automatically declared effective. The Company will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement. The Company could be subject to paying additional interest on the 5.75% Notes for the period during which a default under the 5.75% Registration Rights Agreement exists.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $1.5 billion. The Company used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance of the October 2006 Term Loan. All security interests under the October 2006 Term Loan have been released. In connection with this repayment, the Company recorded a charge of approximately $17 million to write off the remaining unamortized debt issuance costs associated with the October 2006 Term Loan.

The Company may elect to purchase or otherwise retire its 5.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

6.00% Convertible Senior Notes due 2015

On April 27, 2007, the Company issued $2.2 billion aggregate principal amount of 6.00% Convertible Senior Notes due 2015 (the 6.00% Notes). The 6.00% Notes bear interest at 6.00% per annum. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007 until the maturity date of May 1, 2015. The terms of the 6.00% Notes are governed by an Indenture (the 6.00% Indenture) dated April 27, 2007, by and between the Company and Wells Fargo Bank, National Association, as Trustee.

Upon the occurrence of certain events described in the 6.00% Indenture, the 6.00% Notes will be convertible into cash up to the principal amount, and if applicable, into shares of the Company’s common stock issuable upon conversion of the 6.00% Notes (6.00% Conversion Shares) in respect of any conversion value above the principal amount, based on an initial conversion rate of 35.6125 shares of common stock per $1,000 principal amount of 6.00% Notes, which is equivalent to an initial conversion price of $28.08 per share. This initial conversion price represents a premium of 100% relative to the last reported sale price of the Company’s common stock on April 23, 2007 (the trading date preceding the date of pricing of the 6.00% Notes) of $14.04 per share. The conversion rate will be adjusted for certain anti-dilution events. In addition, the conversion rate will be increased in the case of corporate events that constitute a fundamental change (as defined in the 6.00% Indenture) under certain circumstances. Holders of the 6.00% Notes may require the Company to repurchase the 6.00% Notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change or a termination of trading (as defined in the 6.00% Indenture). Additionally, an event of default (as defined in the 6.00% Indenture) may result in the acceleration of the maturity of the 6.00% Notes.

The 6.00% Notes rank equally with the Company’s existing and future senior debt and are senior to all of the Company’s future subordinated debt. The 6.00% Notes rank junior to all of the Company’s existing and future senior secured debt to the extent of the collateral securing such debt and are structurally subordinated to all existing and future debt and liabilities of the Company’s subsidiaries.

In connection with the issuance and sale of the 6.00% Notes, the Company also entered into a Registration Rights Agreement (the 6.00% Registration Rights Agreement), dated April 27, 2007, between the Company and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers of the 6.00% Notes, pursuant to which the Company agreed to file a shelf registration statement with the SEC for the resale by holders of the 6.00% Notes and the 6.00% Conversion Shares, use the Company’s reasonable best efforts to cause the registration statement to be declared effective and keep the registration statement effective for the period described in the 6.00% Registration Rights Agreement. On July 13, 2007 the Company filed a shelf registration statement that was automatically declared effective. The Company will file with the SEC a post-effective amendment to the shelf registration statement, prepare and file a supplement to the prospectus, or file a new shelf registration statement on a quarterly basis in order to include any additional selling security holders in the shelf registration statement. The Company could be subject to paying additional interest on the 6.00% Notes for the period during which a default under the 6.00% Registration Rights Agreement exists.

In connection with the issuance of the 6.00% Notes, on April 24, 2007, the Company purchased the capped call. The capped call has an initial strike price of $28.08 per share, subject to certain adjustment, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The capped call is intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allows us to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes. The Company does not anticipate experiencing an increase in the number of shares outstanding from the conversion of the 6.00% Notes unless the price of the Company’s common stock appreciates above $42.12 per share. If, however, the market value per share of the Company’s common stock, as measured under the terms of the capped call, exceeds the cap price of the capped call, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price. The Company analyzed the capped call under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and determined that it meets the criteria for classification as an equity transaction. As a result, the Company has recorded the purchase of the capped call as a reduction in additional paid-in capital and will not recognize subsequent changes in its fair value.

The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by us, were approximately $2.2 billion. The Company used approximately $182 million of the net proceeds to purchase the capped call and applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. In connection with this repayment, the Company recorded a charge of approximately $5 million to write off unamortized debt issuance costs associated with the October 2006 Term Loan repayment.

In September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including the Company’s 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. If issued as proposed, the final FSP would provide final guidance effective for the fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in January 2008. Therefore, it is highly unlikely the proposed effective date for fiscal years beginning after December 15, 2007 will be retained.

The Company cannot predict the exact accounting treatment that will be imposed (which may differ from the foregoing description) or when any change will be finally implemented. However, if the final FSP is issued as exposed, the Company expects to have higher interest expense starting in the period of adoption due to the interest expense accretion and, if the retrospective application provisions of the proposed FSP are retained in the final FSP, the Company’s prior period interest expense associated with the 6.00% Notes would be higher than previously reported interest expense due to retrospective application.

The Company may elect to purchase or otherwise retire the 6.00% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

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

On April 27, 2007, the Company issued the 6.00% Notes. The Company applied $500 million of the net proceeds to prepay a portion of the amount outstanding under the October 2006 Term Loan. On August 14, 2007, the Company issued the 5.75% Notes. The net proceeds from the offering, after deducting discounts, commissions and offering expenses payable by the Company, were approximately $1.5 billion. The Company used all of the net proceeds, together with available cash, to repay in full the remaining outstanding balance of the October 2006 Term Loan.

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

The Company’s 300-millimeter wafer fabrication facility, Fab 36, is located in Dresden, Germany at the Company’s wafer fabrication site. Fab 36 is owned by AMD Fab 36 Limited Liability Company & Co. KG (or AMD Fab 36 KG), a German limited partnership. The Company controls the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is the Company’s indirect consolidated subsidiary.

To date, the Company has provided a significant portion of the financing for Fab 36. In addition to the Company’s financing, Leipziger Messe GmbH, a nominee of the State of Saxony, Fab 36 Beteiligungs GmbH, an investment consortium arranged by M+W Zander Facility Engineering GmbH, the general contractor for the project, and a consortium of banks have provided financing for the project. Leipziger Messe and Fab 36 Beteiligungs are limited partners in AMD Fab 36 KG. The Company has also received grants and allowances from federal and state German authorities for the Fab 36 project.

The funding to construct and facilitize Fab 36 consists of:

•

equity contributions from the Company of $860 million under the partnership agreements, revolving loans from the Company of up to approximately $1.1 billion, and guarantees from the Company for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $471 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of December 2006;

•

up to approximately $798 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments by AMD Fab 36 KG, of which $541 million of cash has been received as of December 29, 2007;

•

up to approximately $386 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony; depending on the level of capital investments in connection with the expansion of production capacity at the Company’s Dresden site, of which $17 million of cash has been received as of December 29, 2007; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of December 29, 2007, the Company contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from the Company were outstanding. These equity amounts have been eliminated in the Company’s consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors and had achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.5 billion.

On October 13, 2006, the Company executed an Amendment Agreement dated as of October 10, 2006, which amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as the Company’s group consolidated cash (which is defined as the sum of the Company’s unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) is at least $500 million. Moreover, to protect the lenders from currency risks, if the Company’s consolidated cash is below $1 billion or the Company’s credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.

In October 2006, AMD Fab 36 KG borrowed $645 million in U.S. dollars under the Fab 36 Term Loan (the First Installment). In December 2006, AMD Fab 36 KG borrowed $248 million in U.S. dollars under the Fab 36 Term Loan (the Second Installment). As of December 29, 2007, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $839 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of December 29, 2007, the rate of interest for the initial interest period was 7.09875 percent for the First Installment and 6.7175 percent for the Second Installment. This loan is repayable in quarterly installments, which commenced in September 2007 and terminates in March 2011. An aggregate of $54 million has been repaid as of December 29, 2007.

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

As of December 29, 2007, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or the Company’s credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balances in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, the Company’s credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. The Company’s credit rating was B1 with Moody’s and B with Standard and Poor’s as of December 29, 2007.

AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, the Company pledged the Company’s equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. The Company guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. The Company also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Pursuant to the terms of the Guarantee Agreement among the Company, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, the Company must comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of the Company’s group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

As of December 29, 2007, group consolidated cash was greater than $500 million and therefore, the preceding financial covenants were not applicable.

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

In addition, if the Company’s group consolidated cash declines below the amounts set forth above, the Company would be required to maintain EBITDA (as defined in the agreement) as of the last day of each preceding fiscal period set forth below opposite the date of such preceding fiscal period:

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, agreed to provide an aggregate of $860 million, Leipziger Messe agreed to provide an aggregate of $294 million and Fab 36 Beteiligungs agreed to provide an aggregate of $176 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of December 29, 2007, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. The Company guaranteed these payments by AMD Fab 36 KG.

In April 2005, the Company amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $74 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, the Company refers to this additional silent partnership contribution as the New Silent Partnership Amount.

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

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $118 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $88 million in annual 20 percent installments commencing in October 2005. As of December 29, 2007, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $53 million of Fab 36 Beteiligungs’ silent partnership contributions and $59 million of Leipziger Messe’s silent partnership contribution.

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

The limited partnership contributions that AMD Fab 36 KG received from Leipziger Messe and Fab 36 Beteiligungs and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, the Company initially records these contributions as minority interest, based on their fair value. Each accounting period, the Company increases the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. The Company classifies this periodic accretion of redemption value as minority interest. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of December 29, 2007, AMD Fab 36 KG had received $206 million of silent partnership contributions and $265 million of limited partnership contributions, which includes a New Silent Partnership Amount of $74 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, in the Company’s consolidated balance sheet.

In addition to support from the Company and the consortium of banks referenced above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $798 million, depending on the level of capital investments by AMD Fab 36 KG and $386 million, depending on the level of capital investments for expansion of production capacity at the Company’s Dresden site.

In connection with the receipt of investment grants for the Fab 36 project, AMD Fab 36 KG is required to attain a certain employee headcount by December 2008 and maintain this headcount through December 2013. The Company records these grants as long-term liabilities on the Company’s consolidated balance sheet and amortize them to operations ratably starting from December 2004 through December 2013. Initially, the Company amortized the grant amounts as a reduction to research and development expenses. Beginning in the first quarter of 2006 when Fab 36 began producing revenue generating products, the Company started amortizing these amounts as a reduction to cost of sales. For allowances, starting from the first quarter of 2006, the Company amortizes the amounts as a reduction of depreciation expense ratably over the life of the investments because these allowances are intended to subsidize the capital investments. Noncompliance with the covenants contained in the subsidy documents could result in the repayment of all or a portion of the amounts received to date.

As of December 29, 2007, AMD Fab 36 KG received cash allowances of $320 million for capital investments made in 2003 through 2006 as well as cash grants of $221 million for capital investments made in 2003 through 2007 and a prepayment for capital investments planned for the first half of 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing the Company’s 7.75% Notes, 6.00% Notes, and 5.75% Notes. The Company cannot provide assurance that the Company would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on the Company.

7.75% Senior Notes Due 2012

On October 29, 2004, the Company issued $600 million of 7.75% Notes due 2012 (the 7.75% Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, the Company exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. The 7.75% Notes mature on November 1, 2012. Interest on the 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, the Company may redeem some or all of the 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the indenture governing the 7.75% Notes. Thereafter, the Company may redeem the 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875 percent
Beginning on November 1, 2009 through October 31, 2010	101.938 percent
Beginning on November 1, 2010 through October 31, 2011	100.000 percent
On November 1, 2011	100.000 percent

Holders have the right to require us to repurchase all or a portion of the Company’s 7.75% Notes in the event that the Company undergoes a change of control, as defined in the indenture governing the 7.75% Notes at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest.

The indenture governing the 7.75% Notes contains certain covenants that limit, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries, which include all of the Company’s subsidiaries, from:

•	incurring additional indebtedness, except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of a default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling the Company’s assets as an entirety or substantially as an entirety.

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

The Company may elect to purchase or otherwise retire the remaining principal outstanding under the Company’s 7.75% Notes with cash, stock or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer, when the Company believes the market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

Capital Lease Obligations

As of December 29, 2007, the Company had aggregate outstanding capital lease obligations of $234 million. Included in this amount is $213 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide the Company’s Dresden, Germany wafer fabrication plants with utilities (gas, electricity, heating and cooling) to meet the energy demand for its manufacturing requirements. The Company accounted for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

The gross amount of assets recorded under capital leases totaled approximately $215 million and $157 million as of December 29, 2007 and December 31, 2006, and are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. Accumulated amortization of these leased assets was approximately $33 million and $16 million as of December 29, 2007 and December 31, 2006.

Future Payments on Debt and Capital Lease Obligations

For each of the next five years and beyond, the Company’s debt and capital lease payment obligations are:

	Long-Term Debt (Principal only)	Capital Leases	Total
	(In millions)
2008	$228	$42	$270
2009	317	42	359
2010	305	42	347
2011	91	42	133
2012	1,891	42	1,933
Beyond 2012	2,203	244	2,447
Total	5,035	454	5,489
Less: amount representing interest	—	220	220
Total	$5,035	$234	$5,269

NOTE 10:    Interest Expense and Other Income (Expense), Net

Interest Expense

	2007	2006	2005
	(In millions)
Total interest charges	$390	$136	$140
Less: interest capitalized	23	10	35
Interest expense	$367	$126	$105

The company has capitalized interest in each of the past three years primarily in connection with its Fab 36 wafer fabrication plant construction and equipment facilitization activities in Dresden, Germany and in connection with the construction of a new corporate campus in Austin, Texas.

Other Income (Expense), Net

	2007	2006	2005
	(In millions)
Write-off of unamortized debt issuance cost associated to October 2006 Term Loan	$(22)	$—	$—
Gain on sale of vacant land in Sunnyvale, California	19	—	—
Charges on redemption of 7.75% Notes	—	(20)	—
Fab 36 Term Loan commitment and guarantee fees	(6)	(12)	(14)
Gain on Spansion LLC’s repurchase of its 12.75% Notes	—	10	—
Loss on ineffective hedge	—	—	(10)
Other	2	9	—
Other income (expense), net	$(7)	$(13)	$(24)

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

On December 21, 2005, Spansion completed its IPO. As a result of Spansion’s IPO, the Company’s financial results of operations included Spansion’s financial results of operations as a consolidated subsidiary through December 20, 2005. From December 21, 2005, Spansion’s operating results and financial position were not consolidated as part of the Company’s financial results. Instead, the Company applied the equity method of accounting to reflect its investment in Spansion from December 21, 2005 through September 20, 2007, at which time the Company changed its accounting for this investment from the equity method to accounting for this investment as “available-for-sale” marketable securities. Accordingly, as of December 21, 2005 the Company no longer had the Memory Products segment, and the operating results for the year 2007 are not fully comparable with the results for 2006 and 2005.

Following Spansion’s IPO, from December 26, 2005 through October 24, 2006, the Company had two reportable segments:

•	the Computation Products segment, which included microprocessors, AMD chipsets and related revenue; and

•	the Embedded Products segment, which included embedded processors and related revenue.

As a result of the ATI acquisition effective October 25, 2006, the Company had the following four reportable segments:

•	the Computation Products segment, which included microprocessors, AMD chipsets and related revenue;

•	the Embedded Products segment, which includes embedded processors and related revenue;

•	the Graphics and Chipsets segment, which included graphics, video and multimedia products and chipsets sold by ATI prior to the acquisition and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions, and other consumer electronics products as well as related revenue and revenue for royalties received in connection with sales of game console systems that incorporate the Company’s technology.

Starting in the first quarter of 2007, in conjunction with the integration of ATI’s operations, the CODM began reviewing and addressing operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes what was formerly the Computation Products segment and the Embedded Products segment as well as revenue from sales of ATI chipsets;

•	the Graphics segment, which includes graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices, digital televisions and other consumer electronics as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. Following the ATI acquisition, the CODM began including employee stock-based compensation expense, profit sharing expense and ATI acquisition-related and integration charges and charges for goodwill and intangible asset impairment in the All Other category. Also, this category included the sale of Personal Internet Communicator (PIC) products from the third quarter of 2005 to the third quarter of 2006, when manufacture of PIC products ceased.

The following table is a summary of net revenue and operating income (loss) by segment for 2007, 2006 and 2005. Prior period segment information has been reclassified to conform to the current period’s presentation.

	2007	2006	2005
	(In millions)
Computing Solutions
Net revenue	$4,702	$5,367	$3,929
Operating income (loss)	(670)	680	586
Graphics
Net revenue	903	166	—
Operating income (loss)	(100)	(27)	—
Consumer Electronics
Net revenue	408	120	—
Operating income (loss)	(17)	20	—
Memory Products
Net revenue	—	—	1,913
Operating income (loss)	—	—	(311)
All Other
Net revenue	—	(4)	6
Operating income (loss)	(2,078)	(720)	(43)
Total
Net revenue	6,013	5,649	5,848
Operating income (loss)	(2,865)	(47)	232
Interest income	73	116	37
Interest expense	(367)	(126)	(105)
Other income (expense), net	(7)	(13)	(24)
Minority interest in consolidated subsidiaries	(35)	(28)	125
Equity in net loss of Spansion Inc. and other	(155)	(45)	(107)
Income (loss) before income taxes	(3,356)	(143)	158
Provision (benefit) for income taxes	23	23	(7)
Net income (loss)	$(3,379)	$(166)	$165

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The Company’s operations outside the United States include both manufacturing and sales activities. The Company’s manufacturing subsidiaries are located in Germany, Malaysia, Singapore and China. Its sales subsidiaries are located in the United States, Europe, Asia and Latin America.

The following table summarizes sales for the three years ended December 29, 2007 and long-lived assets by geographic areas as of the three years ended December 29, 2007:

	2007	2006	2005
	(in millions)
Sales to external customers:
United States(1)	$759	$1,399	$1,205
Japan	223	116	598
China	2,492	1,478	846
Europe	1,258	1,345	1,480
Other Countries	1,281	1,311	1,719
	$6,013	$5,649	$5,848
Long-lived assets:
United States	$689	$416
Germany	3,350	2,886
Singapore	413	388
Other Countries	268	297
	$4,720	$3,987

(1)	Includes an insignificant amount of sales in Canada.

Sales to external customers are based on the customer’s billing location. The increase in sales to from 2006 to 2007 is attributable to the inclusion of sales of our graphics and chipsets products to contract manufacturers and add-in-board manufacturers based outside the United States, principally in China and Taiwan, for the full year in 2007 compared to nine weeks in 2006. Long-lived assets are those assets used in each geographic area.

The Company markets and sells its products primarily to a broad base of customers including third-party distributors, OEMs, ODMs, add-in-board manufacturers, system integrators, retail stores and e-commerce retailers. In 2007, the Company had one customer that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to this customer were approximately $1.2 billion, or 21 percent of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

In 2006, the Company had two customers that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to these customers were approximately $1.3 billion and $568 million, or 23 percent and 10 percent, respectively, of consolidated net revenues and were primarily attributable to the Computing Solutions segment.

In 2005, the Company had two customers that accounted for more than 10 percent of the Company’s consolidated net revenues. Net sales to these customers were approximately $875 million and $680 million, or 15 percent and 12 percent, of consolidated net revenues and were primarily attributable to the Computing Solutions segment and Memory Products segment.

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

Under the 2004 Plan, the Company can grant fair market value awards or full value awards. Fair market value awards are awards granted at or above the fair market value of the Company’s common stock on the date of grant. Full value awards are awards granted at less than the fair market value of the Company’s common stock on the date of grant. Awards can consist of (i) stock options and stock appreciation rights granted at the fair market value of the Company’s common stock on the date of grant and (ii) restricted stock or restricted stock units, as full value awards. Following is a description of the material terms of the awards that may be granted under the 2004 Plan:

Stock Options.     A stock option is the right to purchase shares of AMD’s common stock at a fixed exercise price for a fixed period of time. Under the 2004 Plan, nonstatutory and incentive stock options may be granted. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. The exercise price of each option granted under the 2004 Plan must be paid in full at the time of the exercise.

Stock Appreciation Rights.     Awards of stock appreciation rights may be granted pursuant to the 2004 Plan. Stock appreciation rights may be granted to employees and consultants. No stock appreciation right may be granted at less than fair market value of the Company’s common stock on the date of grant or have a term of over ten years from the date of grant. Upon exercising a stock appreciation right, the holder of such right is entitled to receive payment from AMD in an amount determined by multiplying (i) the difference between the closing price of a share of the Company’s common stock on the date of exercise and the exercise price by (ii) the number of shares with respect to which the stock appreciation right is exercised. AMD’s obligation arising upon the exercise of a stock appreciation right may be paid in shares or in cash, or any combination thereof.

Restricted Stock.     Restricted stock awards can be granted to any employee, director or consultant. The purchase price for an award of restricted stock is $0.00 per share. Restricted stock based on continued service may not fully vest for three years from the date of grant. Restricted stock that is performance based generally may not fully vest for at least one year from the date of grant.

Restricted Stock Units.     Restricted stock units are awards that can be granted to any employee, director or consultant and that obligate the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied. The purchase price for the shares is $0.00 per share. Restricted stock units based on continued service may not fully vest for at least three years from the date of grant. Restricted stock units that are performance based generally do not vest for at least one year from the date of grant.

In conjunction with the adoption of SFAS 123R, the Company reviewed its stock-based incentive programs and decided to issue more restricted stock units. In October 2006, the Company completed the acquisition of ATI. In connection with the acquisition, the Company assumed substantially all issued and outstanding ATI stock options, restricted stock units and other stock-based awards that were outstanding under existing ATI equity plans as of October 24, 2006 by issuing options to purchase approximately 17.1 million shares of the Company’s common stock and approximately 2.2 million comparable AMD restricted stock units in exchange. In addition, the Company also assumed certain outstanding ATI restricted stock units which will be settled in cash upon vesting by issuing approximately 655,000 comparable AMD restricted stock units in exchange. These restricted stock units are accounted for as liability awards under SFAS 123R.

Valuation and Expense Information under SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan for the year ended December 29, 2007 and December 31, 2006, which was allocated in the consolidated statements of operations as follows:

	Year Ended December 29, 2007	Year Ended December 31, 2006
	( In millions)
Stock-based compensation included as a component of:
Cost of sales	$11	$8
Research and development	53	30
Marketing, general, and administrative	49	39
Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	113	77
Tax benefit	—	—
Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$113	$77

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

The use of the lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted for the year ended December 29, 2007 and December 31, 2006 was $5.81 and $9.40 per share respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Options
	2007	2006
Expected life (years)	3.55	2.38
Expected stock price volatility	53.1%	53.1%
Risk-free interest rate	4.40%	5.01%

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

The following table summarizes stock option activity and related information for the fiscal years presented:

	Year Ended December 29, 2007		Year Ended December 31, 2006		Year Ended December 25, 2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands except share price)
Options:
Outstanding at beginning of year	47,663	$16.50	45,928	$15.14	53,684	$13.58
Granted	3,293	$14.09	18,985	$17.30	8,145	$18.42
Canceled	(4,459)	$18.30	(1,779)	$22.28	(1,063)	$15.22
Exercised	(3,012)	$9.67	(15,471)	$12.77	(14,838)	$11.31
Outstanding at end of year	43,485	$16.61	47,663	$16.50	45,928	$15.14
Exercisable at end of year	35,091	$16.44	35,200	$15.66	36,832	$14.94

As of December 29, 2007, the weighted average remaining contractual life of stock options outstanding was 3.57 years and their aggregate intrinsic value was $3 million. As of December 29, 2007, the weighted average remaining contractual life of stock options exercisable was 3.20 years and their aggregate intrinsic value was $3 million. The total intrinsic value of stock options exercised for 2007, 2006 and 2005 was $18 million, $341 million, and $161 million.

Restricted Stock Units and Awards.     Restricted stock and restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based either on continued service or continued service and performance. The cost of restricted stock units and restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the service period.

Certain Company employees have been granted performance-based restricted stock and performance-based restricted stock units. The number of shares ultimately received under these awards depends on actual performance against specified performance goals. The performance period is generally one to three years from the date of grant.

The summary of the changes in restricted stock awards outstanding during the year ended December 29, 2007 and December 31, 2006 is presented below:

	Year Ended December 29, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands except share price)
Nonvested balance at beginning of period	7,062	$24.65	1,067	$21.46
Granted	6,445	$14.89	6,444	$25.61
Forfeited	(1,124)	$22.77	(124)	$26.20
Vested	(2,516)	$17.94	(325)	$33.64
Nonvested balance at end of period	9,867	$20.20	7,062	$24.65

The table above does not include restricted stock units accounted for as liability awards related to the ATI acquisition.

The total fair value of restricted stock and restricted stock units vested during 2007 and 2006 was $37 million and $11 million, respectively. The total fair value of restricted stock and restricted stock units vested during 2005 was insignificant. Compensation expense recognized for the restricted stock units for 2007, 2006 and 2005 was approximately $68 million, $29 million and $3 million. Compensation expense recognized for the restricted stock awards is not significant.

As of December 29, 2007, the Company had $39 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.45 years.

As of December 29, 2007, the Company had $114 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock units that will be recognized over the weighted average period of 2.15 years.

Stock Purchase Plan.     The Company has an employee stock purchase plan (ESPP) that allows eligible and participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the lower of the fair market value on the first or the last business day of the three-month offering period. As of December 29, 2007, approximately $4 million common shares remained available for issuance under the plan. As a result of cost cutting efforts, the Company suspended its ESPP program for the November 2007 and February 2008 purchase periods. A summary of stock purchased under the ESPP for the specified fiscal years is shown below:

	2007	2006	2005
Aggregate purchase price (in millions)	$51	$30	$23
Shares purchased (in thousands)	4,385	1,550	2,262

Based on the Black-Scholes option pricing model, the weighted-average fair value of rights granted under the Company’s ESPP during 2007, 2006, and 2005, were $3.11, $6.14, and $4.29 per share. The underlying assumptions used in the model for 2007 and 2006 ESPP purchases are outlined in the following table:

	ESPP
	2007	2006
Expected life (years)	0.25	0.25
Expected stock price volatility	37.1%	51.1%
Risk-free interest rate	4.92%	4.89%

Pro Forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006.     Prior to fiscal 2006, the Company followed the disclosure-only provisions of SFAS 123. Pursuant to SFAS 123, for pro forma disclosure purposes only, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including expected stock price volatility. Because stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model may not provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees for the year ended December 25, 2005 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year Ended December 25, 2005
	Options	ESPP
Expected life (years)	3.00	0.25
Expected stock price volatility	63.9%	40.5%
Risk-free interest rate	3.84%	3.61%

The following table presents the effect on net loss and loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the year ended December 25, 2005:

2005
(In millions except per share amounts)
Net income (loss)—as reported	$165
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax effects under APB 25	5
Less: employee stock-based compensation expense determined under the fair-value based method, net of related tax effects	122
Net income (loss)—pro forma	$48
Basic net income (loss) per common share—as reported	$(0.41)
Diluted net income (loss) per common share—as reported	$0.40
Basic net income (loss) per common share—pro forma	$0.12
Diluted net income (loss) per common share—pro forma	$0.12

The Company granted a total of 8,144,713 stock-based awards during 2005 with exercise prices equal to the closing price of its common stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $18.42 and $8.07. The Company did not grant any stock options with exercise prices greater than or less than the closing price of its common stock on the grant date during 2005. In addition, the Company also granted 1,052,401 shares of restricted stock in 2005 at less than the closing price of its common stock on the grant date. The grant price and weighted-average fair value of these awards were $0 and $21.88. During 2005, employees purchased approximately 2,262,000 shares of common stock for an aggregate purchase price of $23 million under the Company’s ESPP. The weighted-average fair value of rights granted under the Company’s ESPP during 2005 was $4.29 per share.

Non-Employee Stock Options and Restricted Stock Units.     Unvested stock options and restricted stock units of the Company that were held by Spansion employees were subject to variable accounting under EITF No. 96-18. The fair value of unvested stock options and restricted stock units was measured pursuant to the Black-Scholes option pricing model at each period end using prevalent market price assumptions because such awards were issued prior to the adoption of SFAS 123R. In November 2006, the Company reduced its ownership interest in Spansion from approximately 38 percent to approximately 21 percent. As a result, Spansion was no longer deemed an “affiliate” under the terms of the equity incentive plans under which these options were issued, and the Company cancelled all outstanding unvested stock options and restricted stock units that were held by Spansion employees as of November 21, 2006 (covering approximately 673,000 shares) and eliminated the compensation expense previously recognized for these unvested stock options and restricted stock units. The compensation expense recognized for vested stock options and restricted stock units held by Spansion employees in 2006 was not significant. There was no compensation expense recognized for stock options and restricted stock units held by Spansion employees in 2007.

Shares Reserved for Issuance.     The Company had a total of approximately 88 million shares of common stock as of December 29, 2007 that are available for future grants under the 2004 Plan and the ESPP and reserved for issuance upon exercise of outstanding awards (including restricted stock awards) under the 2004 Plan, its prior equity compensation plans and the assumed ATI plans.

NOTE 13:    Other Employee Benefit Plans

Profit Sharing Program.     The Company has a profit sharing program to which the Company may authorize quarterly contributions. All employees, other than officers, who have worked with the Company for three months or more, are eligible to participate in this program. There was no profit sharing expense in 2007. Profit sharing expense was approximately $50 million in 2006 and $22 million in 2005.

Retirement Savings Plan.     The Company has a retirement savings plan, commonly known as a 401(k) plan that allows participating employees in the United States to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s contributions to the 401(k) plan were approximately $15 million in 2007, $10 million in 2006 and $13 million in 2005.

NOTE 14:     Commitments and Guarantees

For each of the next five years and beyond, noncancelable long-term operating lease obligations, including those for facilities vacated in connection with restructuring activities, and unconditional purchase commitments are as follows:

	Operating Leases	Purchase Commitments
2008	$73	$666
2009	61	500
2010	55	268
2011	29	257
2012	25	93
Beyond 2012	100	472
	$343	$2,256

The Company leases certain of its facilities, as well as the underlying land in certain jurisdictions, under agreements accounted for as operating leases that expire at various dates through 2021. The Company also leases certain of its manufacturing and office equipment under agreements accounted for as operating leases for terms ranging from one to five years. Rent expense was approximately $83 million, $57 million and $85 million in 2007, 2006 and 2005.

The previous operating lease for the Company’s corporate marketing, general and administrative facility in Sunnyvale, California expired in December 1998, at which time the Company arranged for the sale of the facility to a third party and leased it back under a new operating lease. The Company deferred the gain ($37 million) on the sale and is amortizing it over a period of 20 years, the life of the lease. The lease expires in December 2018. At the beginning of the fourth lease year and every three years thereafter, the rent will be adjusted by 200 percent of the cumulative increase in the consumer price index over the prior three-year period, up to a maximum of 6.9 percent. Certain other operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. Total future lease obligations as of December 29, 2007, were approximately $343 million, of which $50 million was recorded as a liability for certain facilities that were included in our 2002 Restructuring Plan. (See Note 16).

The Company, in the normal course of business, enters into purchase commitments to purchase raw materials, energy and gas, other manufacturing and office supplies and services. Total non-cancelable purchase commitments as of December 29, 2007, were $2.3 billion for periods through 2020. These purchase commitments include $975 million related to contractual obligations of Fab 30 and Fab 36 to purchase energy and gas and approximately $400 million representing future payments to IBM for the period from December 30, 2007 through 2011 pursuant to our joint development agreement. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies. Purchase orders for goods and services that are cancelable without significant penalties are not included in unconditional purchase commitments.

In connection with the acquisition of ATI, the Company made several commitments to the Minister of Industry under the Investment Canada Act including that it will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada via a variety of commercial activities for a period of five years; and nominate a Canadian for election to the Company’s Board of Directors over the next five years. The Company’s minimum required Canadian capital expenditures and research and development commitments are included in its aggregate unconditional purchase commitments.

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of December 29, 2007 related to underlying liabilities that are already recorded on the Company’s consolidated balance sheet as of December 29, 2007 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s consolidated balance sheet for these guarantees:

	Amounts Guaranteed	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$94	$47	$47
Payment guarantees on behalf of consolidated subsidiaries(2)	54	54	—
Total guarantees	$148	$101	$47

(1)

This amount represents the amount of silent partnership contributions that the Company is required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $112 million.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company has guaranteed these payment obligations on behalf of its subsidiary. At December 29, 2007, approximately $24 million was outstanding under this guarantee and recorded as a payable on the Company’s consolidated balance sheet. The obligation under the guarantee diminishes as the amounts are paid to the supplier.

Guarantees of Indebtedness not Recorded on the Company’s Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures formed by the Company, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG, with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008.

In December 2002, BAC obtained a $110 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years, which coincides with the repayment by BAC of the $110 million term loan. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of December 29, 2007, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $11 million, and the Company’s maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $102 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2002, AMTC obtained a $176 million revolving credit facility to finance its operations. In December 2007, AMTC entered into a new $141 million revolving credit facility, of which $96 million was outstanding as of December 29, 2007. The proceeds were used to repay all amounts outstanding under the previous $176 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $59 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one year periods. Pursuant to a guarantee agreement, each joint venture partner has guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of December 29, 2007, the Company’s liability under this guarantee was $32 million plus the Company’s portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide a cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated its guarantee under the provisions of FIN 45 and concluded it was immaterial to the Company’s financial position or results of operations.

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

The Company generally warrants that its graphics, chipset and certain products for consumer electronics devices will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to our approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

Changes in the Company’s potential liability for product warranty during the years ended December 29, 2007 and December 31, 2006 are as follows:

	Year Ended
	December 29, 2007	December 31, 2006
	(In millions)
Balance, beginning of year	$26	$19
Fair value of warranty liability acquired from ATI	—	1
New warranties issued during the year	25	47
Settlements during the year	(25)	(34)
Changes in liability for pre-existing warranties during the year, including expirations	(11)	(7)
Balance, end of year	$15	$26

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

NOTE 15:    Other Long-term Liabilities

The Company’s other long-term liabilities at December 29, 2007 and December 31, 2006 consisted of:

	December 29, 2007	December 31, 2006
	(In millions)
Dresden deferred grants and subsidies (see Note 9)	$401	$364
Restructuring accrual (see Note 16)	31	48
Deferred gain on sale leaseback of building (see Note 14)	17	18
Technology license obligations	105	66
Other	79	21
	$633	$517

Dresden deferred grants and subsidies were approximately $512 million and $558 million at December 29, 2007 and December 31, 2006, respectively. Of this amount, approximately $111 million and $194 million were included in the caption, “Other Current Liabilities,” on the consolidated balance sheets at December 29, 2007 and December 31, 2006. Approximately $38 million of Dresden deferred grants and subsidies as of December 29, 2007 are associated with Fab 38. Fab 38 is the new name given to Fab 30, upon its conversion to a 300-millimeter facility. These grants and subsidies will be amortized over the lifetime of the Fab 38 equipment. The remaining deferred grants and subsidies balance as of December 29, 2007 are associated with Fab 36 (see Note 9).

NOTE 16:    Restructuring and Other Special Charges

2002 Restructuring Plan

In December 2002, the Company began implementing the 2002 Restructuring Plan to further align its cost structure to industry conditions resulting from weak customer demand and industry-wide excess inventory.

The 2002 Restructuring Plan resulted in the consolidation of facilities, primarily at its Sunnyvale, California site and at sales offices worldwide. The Company vacated and is attempting to sublease certain facilities that the Company currently occupies under long-term operating leases through 2011. As of December 29, 2007 and December 31, 2006, the Company had approximately $50 million and $67 million of related vacated lease accruals recorded which will continue to be paid through 2011. As of December 29, 2007 and December 31, 2006, $31 million and $48 million of the total restructuring accruals of $50 million and $67 million were included in other long-term liabilities on the consolidated balance sheets (see Note 15).

NOTE 17:    Contingencies

Environmental Matters

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

In 1991, the Company received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. The Company has entered into settlement agreements with other responsible parties on two of the orders. During the term of such agreements other parties have agreed to assume most of the foreseeable costs as well as the primary role in conducting remediation activities under the orders. The Company remains responsible for additional costs beyond the scope of the agreements as well as all remaining costs in the event that the other parties do not fulfill their obligations under the settlement agreements.

To address anticipated future remediation costs under the orders, the Company has computed and recorded an estimated environmental liability of approximately $3.5 million, and the Company has not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty, and these costs may change. The Company believes that the potential liability, if any, in excess of amounts already accrued, will not have a material adverse effect on its financial condition or results of operations.

Other Matters

The Company is a defendant or plaintiff in various other actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

U.S. Consumer Class Action Lawsuits

In February and March 2006, two consumer class actions were filed in the United States District Court for the Northern District of California against ATI and three of its subsidiaries. The complaints allege that ATI had misrepresented its graphics cards as being “HDCP ready” when they were not, and on that basis alleged violations of state consumer protection statutes, breach of express and implied warranty, negligent misrepresentation, and unjust enrichment. On April 18, 2006, the Court entered an order consolidating the two actions. On June 19, 2006, plaintiffs filed a consolidated complaint, alleging violations of California’s consumer protection laws, breach of express warranty, and unjust enrichment. On June 21, 2006, a third consumer class action that was filed in the United States District Court for the Western District of Tennessee in May 2006 alleging claims that are substantially the same was transferred to the Northern District of California, and on July 31, 2006, that case was also consolidated into the consolidated action pending in the Northern District of California. ATI filed an answer to the consolidated complaint on August 7, 2006. On September 28, 2007, the Court entered an order denying Plaintiff’s Motion for Class Certification without prejudice, granting plaintiffs additional time to conduct class discovery and granting plaintiffs certain fees and costs. The discovery process is ongoing.

Department of Justice Subpoena

On November 29, 2006, AMD received a subpoena for documents and information in connection with the U.S. Department of Justice, or DOJ, criminal investigation into potential antitrust violations related to graphics processing units and cards, with a focus on the business that AMD acquired from ATI on October 26, 2006. AMD entered the graphics processor business following our acquisition of ATI on October 25, 2006. The DOJ has not made any specific allegations against AMD or ATI. AMD is cooperating with the investigation.

GPU Class Actions

Currently over fifty related antitrust actions have been filed against AMD, ATI and Nvidia Corporation, all of which were consolidated and transferred to the Northern District of California in the action In re Graphics Processing Units Antitrust Litigation including twenty-eight actions in the Northern District of California, eleven in the Central District of California, two in Massachusetts, one in the Western District of Wisconsin, three in South Carolina, one in Vermont, one in Kansas, two in the District of Columbia, one in the Eastern District of New York, one in the Eastern District of Arkansas, one in South Dakota, one in the Middle District of Tennessee and one in the Eastern District of Tennessee. According to the complaints, plaintiffs filed each of the actions after reading press reports that AMD and Nvidia had received subpoenas from the U.S. Department of Justice Antitrust Division in connection with the DOJ’s investigation into potential antitrust violations related to graphics processing units and cards. All of the actions appear to allege that the defendants conspired to fix, raise, maintain, or stabilize the prices of graphics processing units and cards in violation of federal antitrust law and/or state antitrust law. Further, each of the complaints is styled as a putative class action and alleges a class of plaintiffs (either indirect or direct purchasers) who purportedly suffered injury as a result of the defendants’ alleged conduct. Class plaintiffs (direct and indirect) filed amended consolidated complaints in June 2007. The amended consolidated complaints proposed a class period from December 2002 to the present. On September 27, 2007, the court issued an order granting in part and denying in part defendants’ motion to dismiss. Pursuant to the court’s order, plaintiffs filed motions to amend their complaints on October 11, 2007, and defendants filed oppositions to plaintiffs’ motions on October 18, 2007. On November 7, 2007, the court granted plaintiffs’ motion in part and denied it in part and ordered plaintiffs immediately to file their amended complaints in conformity with the court's order. On November 7 and November 8, 2007, plaintiffs (indirect and direct purchasers) filed their amended complaints. In addition to AMD and ATI, the amended complaints named AMD US Finance, Inc. and 1252986 Alberta ULC as defendants. On November 27 and 28, 2007, the defendants filed their answers to the indirect and direct purchasers’ amended complaints. The discovery process in ongoing. The court has scheduled a jury trial to begin on January 12, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 29, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Micro Devices, Inc. and Subsidiaries as of December 29, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2006, Advanced Micro Devices, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 20, 2008

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2007, which is included immediately following this report.

/s/ Hector de J. Ruiz

Chairman of the Board and Chief Executive Officer

February 25, 2008

/s/ Robert J. Rivet

Executive Vice President, Chief Financial Officer

February 25, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Advanced Micro Devices, Inc.

We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Micro Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Advanced Micro Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Micro Devices, Inc. and Subsidiaries as of December 29, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 20, 2008

Supplementary Financial Information

In 2007, the Company used a 52-week fiscal year ending on the last Saturday in December. All of the quarters in 2007 consisted of 13 weeks. In 2006, the Company used a 53-week fiscal year ending on the last Sunday in December. All of the quarters in 2005 and 2006 except for the quarter ended July 2, 2006 consisted of 13 weeks. The quarter ended July 2, 2006 consisted of 14 weeks.

2007 and 2006 by Quarter

(Unaudited)

	2007				2006
	Dec. 29	Sep. 29	Jun. 30	Mar. 31	Dec. 31(1)	Oct. 1	Jul. 2	Mar. 26
	(In millions, except per share amounts)
Net revenue	$1,770	$1,632	$1,378	$1,233	$1,773	$1,328	$1,216	$1,332
Cost of sales	985	963	917	886	1,132	645	526	553
Gross margin	785	669	461	347	641	683	690	779
Research and development	473	467	475	432	385	277	279	264
Marketing, general and administrative	321	352	365	335	296	279	309	256
In-process research and development	—	—	—	—	416 (3)	—	—	—
Amortization of intangible assets and integration charges(4)	61	76	78	84	73	6	—	—
Impairment of goodwill and acquired intangible assets	1,608 (5)	—	—	—	—	—	—	—
Operating income (loss)	(1,678)	(226)	(457)	(504)	(529)	121	102	259
Interest Income	19	19	19	16	22	31	35	28
Interest expense	(95)	(95)	(99)	(78)	(67)	(18)	(18)	(23)
Other income (expense), net	1	(1)	(9)	2	2	(2)	7	(20)
Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(1,753)	(303)	(546)	(564)	(572)	132	126	244
Minority interest in consolidated subsidiaries	(9)	(9)	(9)	(8)	(8)	(7)	(7)	(6)
Equity in net loss of Spansion Inc. and other(2)	(69)	(57)	(13)	(16)	(5)	(10)	(12)	(18)
Provision (benefit) for income taxes(6)	(59)	27	32	23	(9)	(21)	18	35
Net income (loss)	$(1,772)	$(396)	$(600)	$(611)	$(576)	$136	$89	$185
Net income (loss) per common share
Basic	(3.06)	(0.71)	(1.09)	(1.11)	(1.08)	0.28	0.18	0.40
Diluted	(3.06)	(0.71)	(1.09)	(1.11)	(1.08)	0.27	0.18	0.38
Shares used in per share calculation
Basic	579	554	552	549	531	486	485	464
Diluted	579	554	552	549	531	497	500	495
Common stock market price range
High	$14.73	$16.19	$15.95	$20.63	$25.69	$27.90	$36.08	$42.70
Low	$7.30	$11.27	$12.60	$12.96	$19.90	$16.90	$23.46	$30.16

(1)	Includes the operations of ATI for the period from October 25 through December 31, 2006. As a result, the quarter ended December 31, 2006 is not fully comparable to prior quarters.

(2)

In fiscal year 2006 we used the equity method of accounting to reflect our share of Spansion’s net loss. In September 2007, as a result of our loss of the ability to exercise significant influence over Spansion, we ceased applying the equity method of accounting and began accounting for this investment as “available-for-sale” marketable securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We recorded impairment charges of $69 million and $42 million in the quarters ended December 29 and September 29, respectively.

(3)	Includes write off of in-process research and development expense acquired as a result of the ATI acquisition.
(4)	Includes amortization of acquired intangible assets and other charges incurred to integrate the operations of ATI.
(5)	Represents an impairment taken on ATI goodwill and acquired intangible assets.
(6)	Tax benefit in the fourth quarter of 2007 represents a reversal of deferred U.S. taxes related to indefinite-lived goodwill.

Financial Statements of Subsidiaries Not Consolidated and 50% or Less Owned Persons

The consolidated financial statements of Spansion Inc. as of December 31, 2006 and December 25, 2005, and for each of the three years in the period ended December 31, 2006 included in Exhibit 99.1 and as of September 30, 2007 and for the three and nine months ended September 30, 2007 and October 1, 2006 included in Exhibit 99.2 to this Annual Report (Form 10-K) are incorporated herein by reference.

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

As of December 29, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

On February 6, 2008, our Compensation Committee approved bonus awards for our named executive officers listed below (the Executives) for fiscal year 2007. The bonus awards were made under our 2005 Long-Term Incentive Plan (2005 LTIP). Bonus payments to the Executives consisted of vesting of previously granted performance-vesting restricted stock units for the 2005-2007 performance period and were based on the three-year cumulative performance.

The following table sets forth the bonus restricted stock unit awards under our 2005 LTIP to the Executives.

Name and Position	2005-2007 Bonus RSUs Vested
Hector de J. Ruiz Chairman of the Board and Chief Executive Officer	116,498
Derrick R. Meyer Director, President and Chief Operating Officer	33,285
Robert J. Rivet Executive Vice President and Chief Financial Officer	33,285
Thomas M. McCoy Executive Vice President, Legal Affairs and Chief Administrative Officer	22,190

In addition, Mr. Mario Rivas, Executive Vice President, Computing Solutions, received a cash payment of $178,875 under the 2005 LTIP for the 2005-2007 performance period. Mr. Rivas was promoted to an executive officer in December 2006. Therefore, he did not receive an LTIP equity grant for the 2005-2007 performance period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Item 1—Election of Directors,” “Item 1—Consideration of Stockholder Nominees for Director,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Directors’ Compensation and Benefits,” “Compensation Discussion & Analysis (CD&A),” “Executive Compensation,” (including 2007 Summary Compensation Table, Nonqualified Deferred Compensation, Outstanding Equity Awards at Fiscal Year-End, Grants of Plan-Based Awards and Option Exercises and Stock Vested), “Retirement Benefit Arrangements,” “Replacement Retirement Benefit Arrangement for Dr. Ruiz,” “Replacement Retirement Benefit Arrangement for Mr. Rivet,” “Employment Agreements” and “Change in Control Arrangements” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption, “Certain Relationships and Related Transactions” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2008 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part II and Part III of this Annual Report on Form 10-K from our 2008 Proxy Statement, our 2008 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” in our 2008 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of AMD are set forth in Item 8 of this report on Form 10-K. The financial statements of Spansion Inc. are incorporated by reference in Item 8 from Exhibit 99.1, “Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K for the year ended December 31, 2006)” and Exhibit 99.2, “Condensed Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s Form 10-Q for the quarterly period ended September 30, 2007)” attached to this Form 10-K.

Other than Schedule II, Valuation and Qualifying Accounts, Exhibit 99.1, “Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K for the year ended December 31, 2006)” and Exhibit 99.2, “Condensed Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s Form 10-Q for the quarterly period ended September 30, 2007)” as of September 30, 2007 and for the three and nine months ended September 30, 2007 attached to this Form 10-K, all other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

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

3.1

Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc. dated May 8, 2007 filed as Exhibit 3.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibits
4.3	Form of 7.75% Senior Note due 2012, filed as Exhibit 4.2 to AMD’s Form 8-K dated November 2, 2004, is hereby incorporated by reference.
4.4

Indenture governing 6.00% Convertible Senior Notes due 2015, dated April 27, 2007 between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.

4.5	Form of 6.00% Senior Note due 2015, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 24, 2007, is hereby incorporated by reference.
4.6

Indenture governing 5.75% Convertible Senior Notes due 2012, dated August 14, 2007, between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 14, 2007, is hereby incorporated by reference

4.7	Form of 5.75% Senior Note due 2012, filed as Exhibit 4.1 to AMD’s Form 8-K dated April 14, 2007, is hereby incorporated by reference.
*10.1	2000 Employee Stock Purchase Plan, as amended and restated filed as Exhibit 10.1 to AMD’s Form S-8 dated August 8, 2007, is hereby incorporated by reference.
*10.2	AMD 1992 Stock Incentive Plan, as amended, filed as Exhibit 10.3 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.
*10.3	Forms of Stock Option Agreements, filed as Exhibit 10.8 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
*10.4	Forms of Restricted Stock Agreements, filed as Exhibit 10.11 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are hereby incorporated by reference.
*10.5	Outside Director Equity Compensation Policy, adopted March 22, 2006, amended and restated as of May 3, 2007 and November 1, 2007.
*10.6	AMD 2000 Stock Incentive Plan, as amended, filed as Exhibit 10.12 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
*10.7

AMD’s U.S. Stock Option Program for options granted after April 25, 2000, filed as Exhibit 10.14 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

*10.8	AMD Executive Incentive Plan, filed as Exhibit 10.8 to AMD’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, is hereby incorporated by reference.
*10.9	Advanced Micro Devices, Inc. 2005 Long Term Incentive Plan, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.
*10.10	Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 12, 2005, is hereby incorporated by reference.
*10.11	Form of Bonus Deferral Agreement, filed as Exhibit 10.12 to AMD’s Annual Report on Form 10-K for the fiscal year ended March 30, 1986, is hereby incorporated by reference.
*10.12	Form of Executive Deferral Agreement, filed as Exhibit 10.17 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.
*10.13(a)	Form of Management Continuity Agreement, filed as Exhibit 10.18 to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.
*10.13(b)	Form of Management Continuity Agreement, as amended and restated.
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

*10.18	Advanced Micro Devices, Inc. Deferred Income Account Plan, amended and restated, effective as of January 1, 2008.
*10.19

Retention Payment Agreement by and between Advanced Micro Devices, Inc. and Henri Richard dated August 3, 2005 filed as Exhibit 10.65 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

10.20

Lease Agreement, dated as of December 22, 1998, between AMD and Delaware Chip LLC, filed as Exhibit 10.27 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998 is hereby incorporated by reference.

*10.21

AMD Executive Savings Plan (Amendment and Restatement, effective as of January 1, 2005), filed as Exhibit 10.66 to AMD’s Quarterly Report on Form 10-Q for the period ended June 26, 2005, is hereby incorporated by reference.

*10.22	Form of Split Dollar Life Insurance Agreement, as amended, filed as Exhibit 10.31 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 25, 1994, is hereby incorporated by reference.
*10.23	Forms of Stock Option Agreements to the 1992 Stock Incentive Plan, filed as Exhibit 4.3 to AMD’s Registration Statement on Form S-8 (No. 33-46577), are hereby incorporated by reference.
*10.24	AMD 1996 Stock Incentive Plan, as amended, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, is hereby incorporated by reference.
*10.25	AMD 1998 Stock Incentive Plan, as amended, filed as Exhibit 10.32 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003, is hereby incorporated by reference.
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

Exhibit Number	Description of Exhibits
*10.28	1995 Option Stock Plan of NexGen, Inc., as amended, filed as Exhibit 10.37 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, is hereby incorporated by reference.
**10.29

C-4 Technology Transfer and Licensing Agreement dated June 11, 1996, between AMD and IBM Corporation, filed as Exhibit 10.48 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 29, 1996, is hereby incorporated by reference.

**10.29(a)

Amendment No. 1 to the C-4 Technology Transfer and Licensing Agreement, dated as of February 23, 1997, between AMD and International Business Machine Corporation, filed as Exhibit 10.48(a) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.30

Letter Agreement, effective as of September 13, 2004, between Advanced Micro Devices, Inc. and International Business Machines Corp. filed as Exhibit 10.36(b) to AMD’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, is hereby incorporated by reference.

**10.31

Design and Build Agreement dated November 15, 1996, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH, filed as Exhibit 10.49(a) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

**10.31(a)

Amendment to Design and Build Agreement dated January 16, 1997, between AMD Saxony Manufacturing GmbH and Meissner and Wurst GmbH filed as Exhibit 10.49(b) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is hereby incorporated by reference.

10.32(a)

AMD Subsidy Agreement, between AMD Saxony Manufacturing GmbH and Dresdner Bank AG, filed as Exhibit 10.50(c) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.32(b)

Subsidy Agreement, dated February 12, 1997, between Sachsische Aufbaubank and Dresdner Bank AG, with Appendices 1, 2a, 2b, 3 and 4, filed as Exhibit 10.50(d) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.33(c-1)

AMD Holding Wafer Purchase Agreement, dated as of March 11, 1997, among AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.33(c-2)

First Amendment to AMD Holding Wafer Purchase Agreement, dated as of February 20, 2001, between AMD and AMD Saxony Holding GmbH, filed as Exhibit 10.50(j-1) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

**10.33(d)

AMD Holding Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD, filed as Exhibit 10.50(k) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.33(e-1)

AMD Saxonia Wafer Purchase Agreement, dated as of March 11, 1997, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(l) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.33(e-2)

First Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 6, 1998, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50 (l-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

**10.33(e-3)

Second Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 20, 2001, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(1-3) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is hereby incorporated by reference.

10.33(e-4)

Third Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of June 3, 2002, between AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.43(l-4) to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.

10.33(e-5)

Fourth Amendment to AMD Saxonia Wafer Purchase Agreement, dated as of February 24, 2004, between AMD Saxony Holding GmbH and AMD Saxony Limited Liability and Co. KG, filed as Exhibit 10.38(l-5) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is hereby incorporated by reference.

**10.33(f)

AMD Saxonia Research, Design and Development Agreement, dated as of March 11, 1997, between AMD Saxony Manufacturing GmbH and AMD Saxony Holding GmbH, filed as Exhibit 10.50(m) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

10.33(g)

License Agreement, dated March 11, 1997, among AMD, AMD Saxony Holding GmbH and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(n) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.33(h-1)

ISDA Agreement, dated March 11, 1997, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p) to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 1997, is hereby incorporated by reference.

**10.33(h-2)

Confirmation to ISDA Agreement, dated February 6, 1998, between AMD and AMD Saxony Manufacturing GmbH, filed as Exhibit 10.50(p-2) to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997, is hereby incorporated by reference.

*10.34

Employment Agreement, dated as of January 31, 2002, (as amended through December 7, 2007) between AMD and Hector de J. Ruiz, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 12, 2007, is hereby incorporated by reference.

*10.35(a)

Employment Agreement, dated as of September 27, 2000, between AMD and Robert J. Rivet, filed as Exhibit 10.57 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

*10.35(b)	Plan to Replace Motorola Retirement Benefit for Robert J. Rivet Pursuant to Employment Agreement.
**10.36

Patent Cross-License Agreement, dated as of May 4, 2001, between AMD and Intel Corporation, filed as Exhibit 10.58 to AMD’s Quarterly Report on Form 10-Q for the period ended July 1, 2001, is hereby incorporated by reference.

**10.36

Joint Development Agreement, dated as of January 31, 2002, between AMD and United Microelectronics Corporation, filed as Exhibit 10.52 to AMD’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
**10.37

Third Amendment and Restatement of “S” Process Development Agreement between International Business Machines Corp. and Advanced Micro Devices, Inc. effective as of December 28, 2002 filed as Exhibit 10.36 to AMD’s Annual Report on Form 10-K for the year ended December 31, 2006 is hereby incorporated by reference.

**10.38

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

**10.40

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

***10.40(a)

Amendment Agreement to the Term Loan Facility Agreement by and between Advanced Micro Devices, Inc., AMD Fab 36 Limited Liability Company & Co. KG, AMD Fab 36 Holding GmbH and the financial institutions named therein dated October 10, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 13, 2006, is hereby incorporated by reference.

10.41

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

10.43

License Agreement dated April 21, 2004, between AMD, AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG, filed as Exhibit 10.64 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

**10.44

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

10.49(b)	Amendment Agreement No. 2 to the AMD Fab 36 Cost Plus Reimbursement Agreement by and between AMD Fab 36 Holding GmbH and AMD Fab 36 Limited Liability Company & Co. KG dated January 18, 2008.
10.50

Management Service Agreement dated October 31, 2003, between AMD Saxony Limited Liability Company & Co. KG, SI Investment Limited Liability Company & Co. KG, SI Investment Holding GmbH and AMD, filed as Exhibit 10.71 to AMD’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, is hereby incorporated by reference.

10.50(a)

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

10.51

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

10.57

Amended and Restated AMD-Spansion Patent Cross-License Agreement by and between Advanced Micro Devices, Inc. and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

***10.58

Amended and Restated Non-Competition Agreement by and among Advanced Micro Devices, Inc., AMD Investments, Inc., Fujitsu Limited, and Spansion Inc. dated as of December 21, 2005 filed as Exhibit 10.8 to AMD’s Current Report on Form 8-K dated December 15, 2005, is hereby incorporated by reference.

10.59

Underwriting Agreement by and between Advanced Micro Devices, Inc., and Merrill Lynch & Co. dated as of January 24, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated January 27, 2006, is hereby incorporated by reference.

10.60

Form of Voting Agreement by and between Advanced Micro Devices, Inc., and “Securityholder” dated as of July 23, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

10.61

Commitment Letter by and between Advanced Micro Devices, Inc., and Morgan Stanley Senior Funding, Inc. dated as of July 23, 2006 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated July 23, 2006, is hereby incorporated by reference.

*10.62

Offer Letter Agreement by and between Advanced Micro Devices, Inc. and David Orton dated August 15, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated September 28, 2006, is hereby incorporated by reference.

10.63(a)

Credit Agreement by and between Advanced Micro Devices, Inc., Morgan Stanley Senior Funding, Inc., and Wells Fargo Bank, N.A. and dated as of October 24, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.63(b)

Amendment No. 1 to Credit Agreement, dated as of April 23, 2007 by and among Advanced Micro Devices, Inc., Morgan Stanley Senior Funding, Inc and Wells Fargo Bank, N.A. filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, is hereby incorporated by reference

10.64

Collateral Agreement by and between Advanced Micro Devices, Inc., AMD International Sales and Service Ltd. and Wells Fargo Bank, N.A. dated October 24, 2006 filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

10.65

Collateral Trust Agreement by and between Advanced Micro Devices, Inc. and Wells Fargo Bank, N.A., dated as of October 24, 2006 filed as Exhibit 10.3 to AMD’s Current Report on Form 8-K dated October 24, 2006, is hereby incorporated by reference.

10.66

Form of Terms and Conditions For Participants Located in the U.S. Restricted Stock Unit Award (2004 Equity Incentive Plan) filed as Exhibit 10.4 to AMD’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference

10.67

Underwriting Agreement by and between Spansion Inc., AMD Investments, Inc. and Fujitsu Limited dated November 15, 2006 filed as Exhibit 1.1 to AMD’s Current Report on Form 8-K dated November 15, 2006, is hereby incorporated by reference.

10.68

Grant Disbursement Agreement by and between Advanced Micro Devices, Inc. and New York State Urban Development Corporation d/b/a Empire State Development Corporation dated December 22, 2006 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 22, 2006, is hereby incorporated by reference.

*10.69

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

*10.72	ARTX Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit 99.4 to AMD’s Registration Statement on Form S-8 (333-138291) filed on October 30, 2006 is hereby incorporated by reference.
10.73	Confirmation Letter of Capped Call filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.
10.74

Registration Rights Agreement dated as of April 27, 2007 between Advanced Micro Devices, Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated April 24, 2007, is hereby incorporated by reference.

10.75

Registration Rights Agreement dated as of August 14, 2007, between Advanced Micro Devices, Inc. and Lehman Brothers Inc., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated August 14, 2007, is hereby incorporated by reference.

10.76

Stock Purchase Agreement between West Coast Hitech L.P., and Advanced Micro Devices, Inc. dated as of November 15, 2007 filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
21	List of AMD subsidiaries.
23-a	Consent of Ernst & Young LLP, independent registered public accounting firm for Advanced Micro Devices, Inc.
23-b	Consent of Ernst & Young LLP, independent registered public accounting firm for Spansion Inc.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s 2006 Form 10-K for the year ended December 31, 2006).
99.2	Condensed Consolidated Financial Statements of Spansion Inc. (excerpt from Spansion’s Form 10-Q for the quarterly period ended September 30, 2007).

*	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. These portions have been filed separately with the Securities and Exchange Commission.
***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

AMD will furnish a copy of any exhibit on request and payment of AMD’s reasonable expenses of furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2008	ADVANCED MICRO DEVICES, INC.

	By:	/s/ ROBERT J. RIVET
Robert J. Rivet Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HECTOR DE J. RUIZ Hector de J. Ruiz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/S/ ROBERT J. RIVET Robert J. Rivet	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2008

* W. Michael Barnes	Director	February 25, 2008

* John E. Caldwell	Director	February 25, 2008

* Bruce L. Claflin	Director	February 25, 2008

* Frank M. Clegg	Director	February 25, 2008

* H. Paulett Eberhart	Director	February 25, 2008

* Derrick R. Meyer	Director, President and Chief Operating Officer	February 25, 2008

* Robert B. Palmer	Director	February 25, 2008

* Morton L. Topfer	Director	February 25, 2008

*By:	/s/ ROBERT J. RIVET (Robert J. Rivet, Attorney-in-Fact)

SCHEDULE II

Advanced Micro Devices, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended

December 25, 2005, December 31, 2006 and December 29, 2007

(In millions)

	Balance Beginning of Period	Additions Charged To Operations	Deductions(1)	Other (Reductions)(2)	Balance End of Period
Allowance for doubtful accounts:
Years ended:
December 25, 2005	$18	$39	$(42)	$(2)	$13
December 31, 2006	$13	$8	$(8)	$—	$13
December 29, 2007	$13	$1	$(4)	$—	$10

(1)	Accounts (written off) recovered, net.
(2)	Reduction due to change in status of Spansion from consolidated subsidiary to unconsolidated investee as a result of Spansion’s IPO.