Form 10-Q
period 2008-03-29
ADVANCED MICRO DEVICES INC
filed 2008-05-07
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2008: 606,597,043.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions, except per share amounts)
Net revenue	$1,505	$1,233
Cost of sales	877	886

Gross margin	628	347
Research and development	501	432
Marketing, general and administrative	341	335
Amortization of acquired intangible assets and integration charges	50	84

Operating income (loss)	(264)	(504)
Interest income	15	16
Interest expense	(95)	(78)
Other income (expense), net	(1)	2

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(345)	(564)
Minority interest in consolidated subsidiaries	(13)	(8)
Equity in net loss of Spansion Inc. and other	—	(16)

Income (loss) before income taxes	(358)	(588)
Provision for income taxes	—	23

Net income (loss)	$(358)	$(611)

Net income (loss) per common share:
Basic	$(0.59)	$(1.11)
Diluted	$(0.59)	$(1.11)

Shares used in per share calculation:
Basic	606	549
Diluted	606	549

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 29, 2008 (Unaudited)	December 29, 2007*
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$1,432
Marketable securities	349	457

Total cash, cash equivalents and marketable securities	1,753	1,889
Accounts receivable	546	650
Allowance for doubtful accounts	(8)	(10)

Total accounts receivable, net	538	640
Inventories:
Raw materials	50	48
Work-in-process	469	472
Finished goods	266	301

Total inventories	785	821
Deferred income taxes	105	64
Prepaid expenses and other current assets	332	402

Total current assets	3,513	3,816
Property, plant and equipment:
Land and land improvements	50	49
Buildings and leasehold improvements	1,031	1,037
Equipment	5,792	6,125
Construction in progress	686	677

Total property, plant and equipment	7,559	7,888
Accumulated depreciation and amortization	(2,794)	(3,168)

Property, plant and equipment, net	4,765	4,720
Acquisition related intangible assets, net (see Note 3)	537	587
Goodwill (see Note 3)	1,907	1,907
Other assets	486	520

Total assets	$11,208	$11,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$944	$1,009
Accrued compensation and benefits	151	186
Accrued liabilities	946	821
Income taxes payable	116	72
Deferred income on shipments to distributors	92	101
Current portion of long-term debt and capital lease obligations	262	238
Other current liabilities	227	198

Total current liabilities	2,738	2,625
Deferred income taxes	4	6
Long-term debt and capital lease obligations, less current portion	5,025	5,031
Other long-term liabilities (see Note 7)	615	633
Minority interest in consolidated subsidiaries	189	265
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on March 29, 2008 and December 29, 2007; shares issued: 613 on March 29, 2008 and 612 on December 29, 2007; shares outstanding: 606 on March 29, 2008 and December 29, 2007	6	6
Capital in excess of par value	6,037	6,016
Treasury stock, at cost (7 shares on March 29, 2008 and December 29, 2007)	(96)	(95)
Retained earnings (deficit)	(3,458)	(3,100)
Accumulated other comprehensive income	148	163

Total stockholders’ equity	2,637	2,990

Total liabilities and stockholders’ equity	$11,208	$11,550

*	Amounts as of December 29, 2007 were derived from the December 29, 2007 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(358)	$(611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated subsidiaries	10	8
Depreciation and amortization	317	314
Provision for doubtful accounts	(2)	(5)
Equity in net loss of Spansion Inc. and other	—	16
(Benefit) provision for deferred income taxes	(50)	10
Amortization of foreign grant and subsidy income	(22)	(41)
Net loss (gain) on disposal of property, plant and equipment	(7)	3
Compensation recognized under employee stock plans	21	28
Other	2	13
Changes in operating assets and liabilities:
Accounts receivable	104	476
Inventories	36	(124)
Prepaid expenses and other current assets	(44)	(51)
Other assets	(5)	(67)
Accounts payables and accrued liabilities	(30)	91
Income taxes payable	44	(19)

Net cash provided by operating activities	16	41

Cash flows from investing activities:
Purchases of property, plant and equipment	(323)	(586)
Proceeds from sale of property, plant and equipment	53	1
Proceeds from sale of Spansion Inc. stock	—	13
Purchases of available-for-sale securities	(95)	(62)
Proceeds from sale and maturity of available-for-sale securities	184	46
Other	(17)	(4)

Net cash used in investing activities	(198)	(592)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(3)	(21)
Net proceeds from foreign grants and subsidies	141	153
Other financing activities	16	30

Net cash provided by financing activities	154	162

Net decrease in cash and cash equivalents	(28)	(389)

Cash and cash equivalents at beginning of period	1,432	1,380

Cash and cash equivalents at end of period	$1,404	$991

Non-cash investing and financing activities:
Capital leases	$—	$57

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 29, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The Company uses a 52 to 53 week fiscal year ending on the last Saturday in December. The quarters ended March 29, 2008 and March 31, 2007 each consisted of 13 weeks.

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries, are reported as minority interest.

Fair Value Measurements. In September 2006, the Financial Accounting Standard Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company adopted SFAS 157 at the beginning of its fiscal year 2008 on December 30, 2007.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation FSP No 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at December 30, 2007 included the Company’s investment portfolio and derivative contracts.

Recently Issued Accounting Pronouncements. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under the Company’s employee stock plans for the specified fiscal quarters, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Cost of sales	$3	$2
Research and development	16	14
Marketing, general, and administrative	2	12

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	21	28
Tax benefit	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$21	$28

Stock Options. The weighted-average assumptions used in the lattice-binomial model the Company uses to value employee stock options are as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
Expected volatility	68.54%	50.25%
Risk-free interest rate	2.55%	4.72%
Expected dividends	0%	0%
Expected life (in years)	3.19	3.55

For the quarters ended March 29, 2008 and March 31, 2007, the Company granted 9,533,876 and 377,000 employee stock options, respectively, with average estimated grant date fair values of $3.03 and $5.93, respectively.

Restricted Stock Units and Awards. For the fiscal quarters ended March 29, 2008 and March 31, 2007, the Company granted 490,784 and 1,708,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $6.40 and $14.83, respectively.

Employee Stock Purchase Plan. Beginning with the November 2007 purchase period the Company suspended its employee stock purchase plan (“ESPP”). Therefore, the Company did not issue any shares under the ESPP during the fiscal quarter ended March 29, 2008. The Company issued 607,000 shares under the ESPP during the fiscal quarter ended March 31, 2007.

3. Goodwill and Acquisition Related Intangible Assets

The carrying amounts of goodwill by operating segment as of March 29, 2008 and December 29, 2007, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balances at March 29, 2008 and December 29, 2007	$162	$533	$1,212	$1,907

The changes in the balances of acquisition related intangible assets for the quarter ended March 29, 2008 and the net book value of acquisition related intangible assets at March 29, 2008 were as follows:

	Intangible Assets, Gross December 29, 2007 and March 29, 2008	Net Book Value December 29, 2007	Amortization Expense Quarter ended March 29, 2008	Net Book Value March 29, 2008	Weighted Average Amortization Period
	(In millions)				(In months)
Developed product technology	$752	$240	$(25)	$215	50
Game console royalty agreements	147	113	(7)	106	60
Customer relationships	257	182	(16)	166	48
Trademark and trade name	62	52	(2)	50	84
Customer backlog	36	—	—	—	14

Total	$1,254	$587	$(50)	$537

Estimated future amortization expense related to acquisition related intangible assets is as follows:

Fiscal year		Amortization expense
		(In millions)
Remaining	2008	$151
	2009	161
	2010	147
	2011	61
	2012	9
Thereafter		8

Total		$537

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

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions except per share data)
Numerator:
Numerator for basic income (loss) per common share	$(358)	$(611)

Numerator for diluted income (loss) per common share	$(358)	$(611)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	606	549
Effect of dilutive potential common share	—	—

Denominator for diluted income (loss) per common share-adjusted weighted-average shares	606	549

Net income (loss) per common share:
Basic	$(0.59)	$(1.11)
Diluted	$(0.59)	$(1.11)

Potential dilutive common shares totaling approximately 60 million for the quarter ended March 29, 2008 were not included in the net loss per common share calculation as their inclusion would have been anti-dilutive. Potential dilutive common shares totaling approximately 53 million for the quarter ended March 31, 2007 were not included in the net loss per common share calculation as their inclusion would have been anti-dilutive.

5. Segment Reporting

Management, including the Chief Operating Decision Maker (CODM), who is the Company’s chief executive officer, reviews and assesses operating performance using segment net revenues and operating income (loss) before interest, other income (expense), minority interest, equity in net loss of Spansion Inc. and other and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

The CODM reviews and assesses operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•	the Graphics segment, which includes graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. These expenses and credits include employee stock-based compensation expense, amortization of acquired intangible assets and integration charges and charges for goodwill and intangible asset impairment.

The following table provides a summary of the Company’s net revenue and operating income (loss) by segment with reconciliations to net income (loss) for the quarters ended March 29, 2008 and March 31, 2007:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Computing Solutions
Net revenue	$1,194	$918
Operating income (loss)	(160)	(321)
Graphics
Net revenue	230	197
Operating income (loss)	(11)	(35)
Consumer Electronics
Net revenue	81	118
Operating income (loss)	(8)	(4)
All Other
Net revenue	—	—
Operating income (loss)	(85)	(144)
Total
Net revenue	1,505	1,233
Operating income (loss)	(264)	(504)
Interest income	15	16
Interest expense	(95)	(78)
Other income (expense), net	(1)	2
Minority interest in consolidated subsidiaries	(13)	(8)
Equity in net loss of Spansion Inc. and other	—	(16)

Income (loss) before income taxes	(358)	(588)
Provision for income taxes	—	23

Net income (loss)	$(358)	$(611)

6. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Net income (loss)	$(358)	$(611)
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	(20)	—
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	5	1
Net change in cumulative translation adjustments	—	2

Other comprehensive income (loss)	(15)	3

Total comprehensive income (loss)	$(373)	$(608)

7. Other Long-Term Liabilities

The Company’s other long-term liabilities balances at March 29, 2008 and December 29, 2007 were $615 million and $633 million, respectively. Included in these balances were deferred grants and subsidies related to the Fab 30 and Fab 36 projects in the amounts of $405 million and $401 million as of March 29, 2008 and December 29, 2007, respectively.

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Condensed Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 29, 2008 related to underlying liabilities that are already recorded on the Company’s condensed consolidated balance sheet as of March 29, 2008 and their expected expiration dates by year. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for these guarantees.

	Amounts Guaranteed	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$101	$69	$32
Payment guarantees on behalf of consolidated subsidiaries(2)	41	41	—

Total guarantees	$142	$110	$32

(1)

This amount represents the amount of silent partnership contributions that the Company is required to repurchase from the unaffiliated limited partners of its subsidiary, AMD Fab 36 Limited Liability Company & Co. KG (AMD Fab 36 KG), and is exclusive of the guaranteed rate of return of an aggregate of approximately $120 million. On April 1, 2008 the Company exercised a call option to purchase the limited partnership and silent partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG. The purchase price paid by the Company to Fab 36 Beteiligungs was approximately $133 million, of which $95 million was for the limited partnership interests and $38 million was for the silent partnership interests. See “Part I, Item 2 – MD&A – Liquidity – Contractual Obligations,” for additional information. As of April 1, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $252 million, of which $189 million was for the limited partnership interests and $63 million was for the silent partnership interests.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by the Company’s consolidated subsidiary, AMD Fab 36 KG. The Company guaranteed this payment obligation on behalf of its subsidiary. At March 29, 2008, approximately $29 million was outstanding under this guarantee and recorded as a payable on the Company’s condensed consolidated balance sheet. The obligation under the guarantee diminishes as AMD Fab 36 KG pays its supplier.

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

In December 2002, BAC obtained a $118 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years, which coincides with the repayment by BAC of the $118 million term loan. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of March 29, 2008, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $11 million and its maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $103 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2002, AMTC obtained a $189 million revolving credit facility to finance its operations. In December 2007, AMTC entered into a new $107 million revolving credit facility, of which $95 million was outstanding as of March 29, 2008. The proceeds were used to repay all amounts outstanding under the existing $189 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $63 million. The term of the revolving credit facility is three years.

Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of March 29, 2008, the Company’s liability under this guarantee was $32 million plus its portion of accrued interest and expenses. The Company’s maximum liability under this guarantee is $36 million plus its portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated whether it should account for its guarantee under the provisions of FIN 45 and concluded it was immaterial to its financial position or results of operations.

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

The Company generally warrants that its graphics, chipsets and certain products for consumer electronics devices will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

Changes in the Company’s estimated liability for product warranty during the quarters ended March 29, 2008 and March 31, 2007 are as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Balance, beginning of the period	$15	$26
New warranties issued during the period	17	5
Settlements during the period	(3)	(9)
Changes in liability for pre-existing warranties during the period, including expirations	(4)	(4)

Balance, end of the period	$25	$18

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of a third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited number of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

9. Income Tax

The Company recorded an income tax provision of less than $1 million in the first quarter of 2008 and an income tax provision of $23 million for the first quarter of 2007.

The income tax provision recorded in the first quarter of 2008 was less than $1 million due to foreign taxes in profitable locations offset by discrete tax benefits. The income tax provision in the first quarter of 2007 was primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations.

As of March 29, 2008 substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 29, 2008 in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $38 million during the quarter due to the receipt of certain proposed tax adjustments in foreign locations. As a result, the Company has now recognized $99 million of current and long-term deferred tax assets, previously under a valuation allowance, with $99 million of liabilities for unrecognized tax benefits as of March 29, 2008. The impact on the effective tax rate of the increase in the gross unrecognized tax benefits in the first quarter of 2008 was not material because the increase is offset by a change in valuation allowance.

During the first quarter of 2008, the IRS notified the Company that it intends to include 2006 in its audit of tax years 2004 and 2005. The audit is scheduled to commence in May 2008.

During the 12 months beginning March 30, 2008 the Company expects to reduce its unrecognized tax benefits by approximately $85 million as a result of the expiration of certain statutes of limitation and audit resolutions. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

10. Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in millions):

		Fair value measurement at reporting date using
	March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds(1)	$532	$532	$—	$—
Commercial paper(2)	528	—	528	—
Time deposits(3)	257	—	257	—
Certificates of deposit(4)	110	—	110	—
Auction rate securities(5)	202	—	—	202
Marketable equity securities(6)	39	39	—	—
Foreign currency derivative contracts(7)	61	—	61	—

Total assets	$1,729	$571	$956	$202

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$478 million included in cash and cash equivalents and $50 million in marketable securities on the Company’s condensed consolidated balance sheet.

(3)	$242 million included in cash and cash equivalents and $15 million in marketable securities on the Company’s condensed consolidated balance sheet.

(4)	$65 million included in cash and cash equivalents and $45 million in marketable securities on the Company’s condensed consolidated balance sheet.

(5)	Included in marketable securities on the Company’s condensed consolidated balance sheet.

(6)	$37 million included in marketable securities and $2 million included in other assets on the Company’s condensed consolidated balance sheet.

(7)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate security (ARS) investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

The Company’s investments in ARS include approximately $142 million of student loan ARS, $38 million of municipal and corporate ARS and $22 million ARS in preferred shares of closed end mutual funds. Approximately 96 percent of the Company’s ARS holdings are AAA rated investments and all the $142 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date the Company had categorized its investments in ARS as Level 2.

The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. However, $7.5 million of the municipal and corporate ARS were called at par by the issuer during the first quarter of 2008. In addition, in April 2008, $10 million of the ARS in preferred shares of closed end mutual funds were called at par by the issuers. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports, discussed with brokers the critical inputs that they used in their proprietary models to determine fair value, which included liquidity, rating, and discounted cash flows associated with these ARS, and considered factors such as the fact that historically, these securities had identical par and fair value, the fact that rating agencies see these as AAA or near AAA securities, and the fact that approximately $17.5 million of the ARS were called at par subsequent to the auction failures. Based on these factors, the Company concluded that the fair value of its ARS did not materially differ from par at March 29, 2008. As of March 29, 2008, the Company classified its investments in ARS as current assets because it reasonably expects that it will be able to sell these securities at par, and have the proceeds available for use in its operations within the next twelve months through a future successful auction or sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. However, the Company is not dependant on liquidating its ARS in the next twelve months in order to meet its short-term liquidity needs.

Reconciliation of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
(In millions)
Beginning balance, December 29, 2007	$—
Transfers into Level 3	210
Redemption at par	(8)

Ending balance, March 29, 2008	$202

Total financial assets at fair value classified within Level 3 were 1.8% of total assets on the Company’s condensed consolidated balance sheet as of March 29, 2008. There are no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to these financial assets still held as of March 29, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our new products; the growth and competitive landscape of the markets in which we participate; our revenues; our cost reduction efforts and related restructuring charge; our ability to achieve profitability in the second half of 2008; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our operating expenses; our depreciation and amortization expense; our acquisition-related charges; our income tax expense; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; and (8) the expected demand for computers and consumer electronics products. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to realize the anticipated benefits of our acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (5) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (6) that we may be unable to develop, launch and ramp new products and technologies in the volumes that is required by the market at mature yields on a timely basis; (7) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (8) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (9) that demand for computers and consumer electronics products will be lower than currently expected; (10) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (11) that we may under-utilize our microprocessor manufacturing facilities; and (12) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 42 and the “Financial Condition” section beginning on page 27 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, AMD Opteron, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the first quarter of 2008 compared to the first quarter of 2007 and the fourth quarter of 2007, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 29, 2007 and December 31, 2006, and for each of the three years in the period ended December 29, 2007 as filed in our Annual Report on Form 10-K for the year ended December 29, 2007.

Overview

We are a global semiconductor company with facilities around the world. Within the global semiconductor industry, we offer primarily:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook personal computers or PCs, professional workstations and servers;

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers; and

•	products for consumer electronic devices such as mobile phone and digital televisions and technology for game consoles.

The first quarter of 2008 was a seasonally weak quarter, amplified by a challenging global economic environment for consumers and declining demand for our previous generation products. As a result, we experienced lower than expected revenues across each of our business segments.

Net revenue in the first quarter of 2008 was $1.5 billion, a 15 percent decrease compared to the fourth quarter of 2007 and a 22 percent increase from the first quarter of 2007. Gross margin, as a percentage of net revenue, for the first quarter of 2008 was 42 percent, a decrease of two percentage points compared to 44 percent in the fourth quarter of 2007 and a 14 percent increase compared to 28 percent in the first quarter of 2007. Net revenue and gross margin in the first quarter of 2008 compared to the fourth quarter of 2007 decreased primarily due to lower microprocessor unit shipments. The increase in net revenue and gross margin from the first quarter of 2008 compared to the first quarter of 2007 was primarily due to higher microprocessor unit shipments.

The operating loss for the first quarter of 2008 was $264 million, compared to an operating loss of $1.7 billion in the fourth quarter of 2007 and an operating loss of $504 million in the first quarter of 2007. The improvement in operating performance in the first quarter of 2008 compared to the fourth quarter of 2007 was primarily due to the impairment charges taken for goodwill and acquired intangible assets in the fourth quarter of 2007, which did not recur in the first quarter of 2008. The operating loss improvement in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to higher revenue driven by higher microprocessor unit shipments. We closed the first quarter of 2008 with cash, cash equivalents and marketable securities of $1.8 billion, a decrease of $136 million compared to fiscal 2007 year end.

In light of the challenging first quarter and the uncertain economic environment, we plan to undertake certain cost reduction actions, including a reduction in headcount of approximately 10 percent by the third quarter of 2008. We expect that this action will result in a charge to operations in the second quarter of 2008 and a reduction in operating expenses in subsequent periods. We also intend to reduce capital expenditures for the entire fiscal year 2008 from $1.1 billion to approximately $900 million. More generally, we intend to closely review all of our business operations, with the goal of reducing overall expenses and achieving profitability in the second half of 2008. Also, we believe that the new Graphics and Computing Solutions products we introduced towards the end of the first quarter will assist us in increasing sales and improving our financial performance.

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

Management believes there have been no significant changes during the quarter ended March 29, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 29, 2007.

Results of Operations

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), minority interest, equity in net loss of Spansion Inc. and other, and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

We review and assess operating performance using the following three reportable segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•	the Graphics segment, which includes graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which includes products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate our technology.

In addition to the reportable segments, we have an All Other category, which is not a reportable segment. This category includes certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. Those expenses and credits include employee stock-based compensation expense, amortization of acquired intangible assets and integration charges and charges for goodwill and intangible asset impairment.

The following table provides a summary of our net revenue and operating income (loss) by segment for the quarters ended March 29, 2008, December 29, 2007, and March 31, 2007:

	Quarter Ended
	March 29, 2008	December 29, 2007	March 31, 2007
	(In millions)
Net revenue:
Computation Solutions	$1,194	$1,402	$918
Graphics	230	259	197
Consumer Electronics	81	109	118
All Other	—	—	—

Total Net Revenue	$1,505	$1,770	$1,233

Operating income (loss):
Computation Solutions	$(160)	$21	$(321)
Graphics	(11)	(12)	(35)
Consumer Electronics	(8)	12	(4)
All Other	(85)	(1,699)	(144)

Total Operating Income (Loss)	$(264)	$(1,678)	$(504)

Computing Solutions

Computing Solutions net revenue of $1.2 billion in the first quarter of 2008 increased 30 percent compared to net revenue of $918 million in the first quarter of 2007. Net revenue increased primarily as a result of a 21 percent increase in unit shipments and a 7 percent increase in average selling prices of products included in our Computing Solutions segment in first quarter of 2008 as compared to the first quarter of 2007. Unit shipments increased mainly due to increased shipments of our microprocessors including our quad core microprocessors. The increase in average selling prices in first quarter of 2008 as compared to the first quarter of 2007 was primarily caused by a change in product mix, with lower unit shipments of chipsets, which generally carry lower average selling prices than our microprocessors. Average selling prices of our microprocessors were relatively flat in the first quarter of 2008 as compared to the first quarter of 2007.

Computing Solutions net revenue of $1.2 billion in the first quarter of 2008 decreased 15 percent compared to net revenue of $1.4 billion in the fourth quarter of 2007 primarily as a result of an 11 percent decrease in unit shipments and a 4 percent decrease in average selling prices of products included in our Computing Solutions segment in the first quarter of 2008 as compared to the fourth quarter of 2007. The decrease in unit shipments was mainly attributable to decreased demand for previous generation microprocessor products and a highly competitive market environment. The decrease in average selling prices in first quarter of 2008 as compared to the fourth quarter of 2007 was primarily caused by a change in product mix, with higher unit shipments of our embedded processors, which generally carry lower average selling prices than our microprocessors. Average selling prices of our microprocessors were relatively flat in the first quarter of 2008 as compared to the fourth quarter of 2007.

Computing Solutions operating loss was $160 million in the first quarter of 2008 compared to an operating loss of $321 million in the first quarter of 2007. The improvement in operating results was primarily due to a $276 million increase in net revenue and a $3 million decrease in marketing, general and administrative expenses, partially offset by an increase of $69 million in research and development expenses and a $49 million increase in cost of sales. Net revenue increased for the reasons set forth above. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below. Cost of sales increased mainly due to increased unit shipments.

Computing Solutions operating loss was $160 million in the first quarter of 2008 compared to operating income of $21 million in the fourth quarter of 2007. The decline in operating results was primarily due to a $208 million decrease in net revenues for the reasons set forth above, a $17 million increase in marketing, general and administrative expenses and a $12 million increase in research and development expenses, partially offset by a $56 million decrease in cost of sales. Research and development expenses and marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased mainly due to lower unit shipments.

Graphics

Graphics net revenue of $230 million in the first quarter of 2008 increased 17 percent compared to net revenue of $197 million in the first quarter of 2007 as a result of a 16 percent increase in unit shipments. The increase in unit shipments was primarily due to increased demand for our lower-end graphics processing unit, or GPU, products. Despite the introduction of new products in the first quarter of 2008, average selling prices remained relatively flat compared with the first quarter of 2007 primarily due to increased sales of lower-end GPU products.

Graphics net revenue of $230 million in the first quarter of 2008 decreased 11 percent compared to net revenue of $259 million in the fourth quarter of 2007 as a result of a 13 percent decrease in average selling prices, partially offset by 3 percent increase in unit shipments. Average selling prices decreased because of the shift in product mix, with higher unit shipments of our lower-priced GPU products. Unit shipments increased primarily due to an increase in demand for these products driven by customer preference and the fact that we launched lower priced value and mainstream products during the first quarter.

Graphics operating loss was $11 million in the first quarter of 2008 compared to operating loss of $35 million in the first quarter of 2007. The improvement in operating results was primarily due to the $33 million increase in net revenue described above, partially offset by a $9 million increase in marketing, general and administrative expenses. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics operating loss of $11 million in the first quarter of 2008 was relatively flat compared to an operating loss of $12 million in the fourth quarter of 2007. A $35 million decrease in cost of sales was partially offset by the $29 million decrease in net revenue described above and a $5 million increase in marketing, general and administrative expenses. Cost of sales decreased primarily due to lower average cost of sales per unit. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Consumer Electronics

Consumer Electronics net revenue of $81 million in the first quarter of 2008 decreased 31 percent compared to net revenue of $118 million in the first quarter of 2007 as a result of a 56 percent decrease in unit shipments, partially offset by a 10 percent increase in average selling prices of products used in handheld devices and digital televisions and an $18 million increase in royalties from sales of game console systems that incorporate our technology. The decrease in unit shipments of products used in handheld devices and digital televisions was primarily due to significantly lower demand from a key OEM customer for each of the handheld and digital television categories. The increase in average selling prices was primarily due to a change in product mix, with increased sales of higher-end products used in handheld devices. The increase in royalties was due to increased market penetration of latest generation game consoles.

Consumer Electronics net revenue of $81 million in the first quarter of 2008 decreased 26 percent as compared to $109 million in the fourth quarter of 2007 as a result of a 39 percent decrease in unit shipments of our products used in handheld devices and digital televisions and a $5 million decrease in royalties from sales of game console systems that incorporate our products, partially offset by an 11 percent increase in average selling prices of our products used in handheld devices and digital televisions. The decrease in unit shipments and the decrease in royalties were primarily attributable to seasonality. The increase in average selling prices was primarily due to a shift in product mix, with increased unit shipments of next generation products used in handheld devices and digital televisions, which generally carried higher average selling prices.

Consumer Electronics operating loss was $8 million in the first quarter of 2008 compared to operating loss of $4 million in the first quarter of 2007. The decline in operating results was primarily due to the $37 million decrease in net revenue described above, partially offset by a $33 million decrease in cost of sales due to lower unit shipments.

Consumer Electronics operating loss was $8 million in the first quarter of 2008 compared to operating income of $12 million in the fourth quarter of 2007. The decline in operating results was primarily due to the $28 million decrease in net revenue described above and a $6 million increase in research and development expenses, partially offset by a $14 million decrease in cost of sales. Research and development expenses increased for the reasons set forth under “Expenses,” below. Cost of sales decreased due to lower unit shipments.

All Other Category

All Other operating loss of $85 million in the first quarter of 2008 decreased by $59 million compared to an operating loss of $144 million in the first quarter of 2007. The improvement in operating results was primarily attributable to a decrease of $63 million in ATI acquisition-related charges in the first quarter of 2008 compared to the first quarter of 2007. First quarter of 2007 charges included $29 million of fair value adjustments to acquired inventory and $13 million of integration charges, which did not recur in the first quarter of 2008. Furthermore, amortization of acquired intangible assets in the first quarter of 2008 decreased by $21 million compared to the first quarter of 2007 as a result of the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

All Other operating loss of $85 million in first quarter of 2008 improved by $1.6 billion compared to an operating loss of $1.7 billion in the fourth quarter of 2007. The improvement in operating results was primarily attributable to the fourth quarter of 2007 impairment charge of $1.6 billion, which included a goodwill write-down of $1.3 billion and a write-down of specific intangible assets of $349 million in the fourth quarter of 2007. There was no corresponding impairment charge in the first quarter of 2008.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, Other Income (Expense), Net, and Income Taxes

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended
	March 29, 2008	December 29, 2007	March 31, 2007
	(In millions except for percentages)
Cost of sales	$877	$985	$886
Gross margin	628	785	347
Gross margin percentage	42%	44%	28%
Research and development	501	473	432
Marketing, general and administrative	341	321	335
Amortization of acquired intangible assets and integration charges	50	61	84
Impairment of goodwill and acquired intangible assets	—	1,608	—
Interest income	15	19	16
Interest expense	(95)	(95)	(78)
Other income (expense), net	(1)	1	2
Equity in net loss of Spansion Inc. and other	—	(69)	(16)
Income tax provision (benefit)	$—	$(59)	$23

Gross Margin

Gross margin as a percentage of net revenue increased to 42 percent in the first quarter of 2008 compared to 28 percent in the first quarter of 2007. The improvement in gross margin was primarily due to lower cost of sales per unit due to higher unit shipments of products included in our Computing Solutions and Graphics segments and the shift in product mix from single core processors to dual core processors. Moreover, gross margin was negatively impacted by approximately two percentage points in the first quarter of 2007 due to fair value adjustments related to the inventory we acquired through the ATI acquisition, which did not recur in the first quarter of 2008.

Gross margin as a percentage of net revenue decreased to 42 percent in the first quarter of 2008 compared to 44 percent in the fourth quarter of 2007. The decrease in gross margin was primarily due to higher cost of sales per unit due to lower microprocessor unit shipments.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $18 million in the first quarter of 2008, $37 million in the fourth quarter of 2007, and $33 million in the first quarter of 2007. The fluctuations in the recognition of these credits have not significantly impacted our gross margins. The decrease in the credit to cost of sales in the first quarter of 2008 compared to the fourth quarter of 2007 was due to the fact that we have fully amortized the grants and allowances related to Fab 30.

Expenses

Research and Development Expenses

Research and development expenses of $501 million in the first quarter of 2008 increased 16 percent from $432 million in the first quarter of 2007 primarily as a result of a $69 million increase in product design costs for our next generation microprocessor products and start-up costs for Fab 38.

Research and development expenses of $501 million in the first quarter of 2008 increased 6 percent from $473 million in the fourth quarter of 2007 primarily as a result of a $12 million increase attributable to our Computing Solutions segment and a $6 million increase attributable to our Consumer Electronics segment. Research and development expenses for our Computing Solutions and Consumer Electronics segments increased due to higher product engineering and design costs.

From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances, as well as the research and development subsidies, as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy grant are met. The credit to research and development expenses was $7 million in the first quarter of 2008, $6 million in the fourth quarter of 2007 and $4 million in the first quarter of 2007.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $341 million in the first quarter of 2008 increased 2 percent from $335 million in the first quarter of 2007 primarily as a result of a $9 million increase attributable to our Graphics segment, partially offset by a $3 million decrease attributable to our Computing Solutions segment. Expenses for the Graphics segment increased due to increased spending for marketing and advertising programs related to the launch of new products. Expenses for the Computing Solutions segment decreased primarily due to lower employee bonus accruals.

Marketing, general and administrative expenses of $341 million in the first quarter of 2008 increased 6 percent from $321 million in the fourth quarter of 2007 primarily as a result of a $17 million increase attributable to our Computing Solutions segment and a $5 million increase attributable to our Graphics segment. Marketing, general and administrative expenses attributable to our Computing Solutions and Graphics segments increased mainly due to increases in spending for marketing and advertising programs related to the launch of new products.

Amortization of acquired intangible assets, integration charges and impairment of goodwill and acquired intangible assets.

Amortization of acquired intangible assets and integration charges were $50 million in the first quarter of 2008 compared to $84 million in the first quarter of 2007. The decrease was primarily due to a decrease of $21 million in amortization of acquired intangible assets. The lower amortization of acquired intangible assets was due to the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007. In addition, we incurred a charge of $13 million in the first quarter of 2007 related to costs incurred to integrate the operations of AMD and ATI, which did not recur in the first quarter of 2008.

Amortization of acquired intangible assets, integration charges and impairment of goodwill and acquired intangible assets were $50 million in the first quarter of 2008 as compared with $1.7 billion in the fourth quarter of 2007. The decrease was primarily due to an impairment charge of $1.6 billion associated with our goodwill and acquired intangible assets, and $8 million lower amortization of acquired intangible assets in the first quarter of 2008 compared to the fourth quarter of 2007. The lower amortization of acquired intangible assets was due to the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

Interest Income

Interest income of $15 million in the first quarter of 2008 decreased by $1 million from $16 million in the first quarter of 2007. The impact of lower weighted-average interest rates partially offset the impact of higher average cash balances in the first quarter of 2008 compared to the first quarter of 2007.

Interest income of $15 million in the first quarter of 2008 decreased by $4 million from $19 million in the fourth quarter of 2007 due to lower weighted-average interest rates.

Interest Expense

Interest expense of $95 million in the first quarter of 2008 increased by $17 million from $78 million in the first quarter of 2007 primarily due to interest expense of $34 million and $23 million incurred on our 6.00% Notes and our 5.75% Notes. These notes were not outstanding in the first quarter of 2007. These increases were partially offset by the fact that our October 2006 term loan with Morgan Stanley (October 2006 Term Loan) was not outstanding during the first quarter of 2008. During the first quarter of 2007, $2.2 billion was outstanding under this loan, which resulted in $43 million of interest expense during the first quarter of 2007.

Interest expense of $95 million in the first quarter of 2008 was flat compared to the fourth quarter of 2007. The amount of debt outstanding remained constant. Moreover a substantial portion of our debt has a fixed interest rate. The interest rate on our variable debt did not change significantly from quarter to quarter.

In September 2007, the FASB issued for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of our 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of our 6.00% Notes to their face amount as interest expense over the term of our 6.00% Notes.

In March 2008, the FASB reaffirmed the scope and the guidance of this proposed FSP and directed its staff to proceed to draft a final FSP for vote by written ballot. The final FSP will now be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

If the final FSP is issued as affirmed by the FASB, we expect to have higher interest expense beginning in our first fiscal quarter of 2009 due to the interest expense accretion, and the interest expense associated with our 6.00% Notes for prior periods would be higher than previously reported due to the retrospective application of the FSP.

Equity in net loss of Spansion Inc. and other

There was no charge recorded for equity in net loss of Spansion Inc. and other in the first quarter of 2008. On March 29, 2008, the market value of our investment in the common stock of Spansion was lower than our carrying value by approximately $19 million. Based on the assessment of various factors, including latest market developments and the recent stock price trend of Spansion common stock, we concluded such decline was temporary, and therefore, we recorded an unrealized loss within “Accumulated other comprehensive income”, a component of stockholders’ equity on our condensed consolidated balance sheet.

In the fourth quarter of 2007, we recorded a charge of $69 million to earnings for an other than temporary impairment of our investment in Spansion after giving consideration to Spansion’s operating results, its stock price changes in the preceding six months and our intention to liquidate our investment. In the first quarter of 2007 we recorded a charge of $16 million to reflect our share of Spansion’s losses under the equity method of accounting utilized at that time.

Income Taxes

We recorded an income tax provision of less than $1 million in the first quarter of 2008 and an income tax provision of $23 million for the first quarter of 2007.

The income tax provision recorded in the first quarter of 2008 was less than $1 million due to foreign taxes in profitable locations offset by discrete tax benefits. The income tax provision in the first quarter of 2007 was primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations.

As of March 29, 2008 substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 29, 2008, in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases under our employee stock plans for the specified fiscal quarters, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(In millions)
Cost of sales	$3	$2
Research and development	16	14
Marketing, general, and administrative	2	12

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	21	28
Tax benefit	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$21	$28

Stock-based compensation expenses of $21 million in the first quarter of 2008 decreased $7 million compared to $28 million in the first quarter of 2007 primarily due to the suspension of our employee stock purchase plan in late 2007, which resulted in no corresponding charges in the first quarter of 2008, and the reversal of previously recognized stock-based compensation expense related to certain performance based restricted stock unit grants because we concluded that the performance criteria is now deemed not achievable.

International Sales

International sales as a percent of worldwide net sales were 88 percent in the first quarter of 2008, 87 percent in the fourth quarter of 2007 and 87 percent in the first quarter of 2007. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Our net sales were primarily denominated in the U.S. dollar.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at March 29, 2008 totaled $1.8 billion, and our debt and capital lease obligations totaled $5.3 billion. On April 1, 2008 we exercised a call option to purchase the limited partnership and silent partnership interests in AMD Fab 36, held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG. The purchase price paid to Fab 36 Beteiligungs was approximately $133 million, of which $95 million was for the limited partnership interests and $38 million was for the silent partnership interests. See “Part I, Item 2 – MD&A – Liquidity – Contractual Obligations,” for additional information.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $16 million in the first quarter of 2008. Net loss of $358 million was adjusted for non-cash charges consisting primarily of $317 million of depreciation and amortization expense and stock-based compensation expense of $21 million. These charges were offset by an amortization of foreign grants and subsidies of $22 million and a gain on disposal of property, plant and equipment of $7 million. The net changes in operating assets at March 29, 2008 compared to December 29, 2007 included: a decrease in accounts receivable of $104 million primarily due to the decline in revenues during the first quarter of 2008; an increase in prepaid expenses and other current assets of $44 million, primarily due to additional receivables from foreign hedging activities and foreign grants and subsidies; a decrease in inventories of $36 million, primarily due to the reduction in our Computing Solutions segment inventories, and a decrease in accounts payable and accrued liabilities of $30 million, primarily due to lower bonus and payroll accruals.

Net cash provided by operating activities was $41 million in the first quarter of 2007. Net loss of $611 million was adjusted for non-cash charges consisting primarily of $314 million of depreciation and amortization expense, stock-based compensation expense of $28 million and $16 million related to our share of Spansion’s net loss. These charges were offset by amortization of foreign grants and subsidies of $41 million. The net changes in operating assets at March 31, 2007 compared to December 31, 2006 included: a decrease in accounts receivable of $479 million, due to lower revenues during the first quarter of 2007; an increase in inventories of $124 million, due to lower unit shipments; an increase in prepaid and other assets of $118 million, and an increase in accounts payable and other accrued liabilities of $74 million. The increase in prepaid and other assets was primarily due to purchases of new technology licenses and the increase in accounts payable and accrued liabilities was primarily related to liabilities for future payments for technology licenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $198 million in the first quarter of 2008, primarily as a result of $323 million used to purchase property, plant and equipment and a payment of $34 million for a technology license. This was partially offset by a net cash inflow of $89 million in proceeds from sales and maturities of available-for-sale securities, $53 million from sales of certain 200-millimeter wafer fabrication equipment and an $18 million deposit from a buyer for future sales of our 200-millimeter wafer fabrication equipment.

Net cash used in investing activities was $592 million in the first quarter of 2007, primarily as a result of $586 million used to purchase property, plant and equipment, and a net cash outflow of $16 million from purchases and maturities of available-for-sale securities. This was partially offset by $13 million in proceeds from the sale of part of our investment in Spansion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $154 million in the first quarter of 2008. This amount included proceeds from capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $96 million and for the Fab 38 project of $45 million.

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

During the first quarter of 2008 and the first quarter of 2007, we realized no excess tax benefits related to stock-based compensation and, therefore, did not record any financing cash flows due to our net operating loss carryforward and the 100 percent valuation allowance on our U.S. deferred tax assets.

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at March 29, 2008, anticipated cash flow from operations and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and over the longer term, including the approximately $577 million we plan to spend for capital expenditures during the remainder of fiscal 2008. Over the long term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

Auction Rate Securities. At March 29, 2008, we had a total of approximately $1.8 billion in cash and cash equivalents and short-term investments, which included approximately $202 million of investments in auction rate securities (ARS). Our ARS included approximately $142 million student loan ARS, $38 million municipal and corporate ARS and $22 million ARS in preferred shares of closed end mutual funds. Approximately 96 percent of our ARS are AAA rated investments, and all the $142 million student loan ARS are guaranteed under the Federal Family Education Loan Program. Until the first quarter of fiscal 2008, the fair value of our ARS was determinable by reference to frequent, successful auctions of such securities, which settled at par.

The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. However, $7.5 million of the municipal and corporate ARS were called by the issuer during the first quarter of 2008. In addition, in April 2008, $10 million of the ARS in preferred shares of closed end mutual funds were called at par by the issuers. In light of these developments, to determine the fair value for our ARS, we obtained broker reports, discussed with brokers the critical inputs that they used in their proprietary models to determine fair value, which included liquidity, rating and discounted cash flows associated with these ARS, and considered factors such as the fact that historically, these securities had identical par and fair value, the fact that rating agencies see these as AAA or near AAA securities, and the fact that approximately $17.5 million of the ARS were called at par subsequent to the auction failures. Based on these factors, we concluded that the fair value of our ARS did not materially differ from par at March 29, 2008. As of March 29, 2008, we classified our investments in ARS as current assets because we reasonably expect that we will be able to sell these securities at par and have the proceeds available for use in our operations within the next twelve months through a future successful auction or sale to a buyer found outside of the auction process, or through a redemption by which the issuers establish a different form of financing to replace these securities. However, we are not dependent on liquidating our ARS in the next twelve months in order to meet our short-term liquidity needs.

We believe that the current lack of liquidity relating to our ARS investments will not have a material effect on our ability to fund our on-going operations. At this time, we believe that the current illiquidity of these investments is temporary. Because of the unprecedented events in the ARS market, we cannot predict with certainty when liquidity in the ARS market will return. We will continue to monitor and assess the situation by considering factors including the success or continued failure of future auctions, possible failure of the investments to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to long-term or result in a conclusion that these investments are impaired. If we determine that the fair value of our ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of our stockholders’ equity. If we determine that the fair value of our ARS is other than temporarily impaired, we would record a loss in our consolidated statements of operations, which could materially adversely impact our result of operations.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at March 29, 2008, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$—	$1,500	$—
6.00% Senior Notes due 2015	2,200	—	—	—	—	—	2,200
Fab 36 Term Loan	839	134	246	290	169	—	—
Repurchase obligations to Fab 36 Partners (1)(5)	101	69	32	—	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	390	—
Other debt	12	2	2	2	2	2	2
Other long-term liabilities	114	—	43	43	3	8	17
Aggregate interest obligation (2)(5)	1,563	232	282	262	250	218	319
Obligations under capital leases (3)	458	32	43	43	43	43	254
Operating leases	329	53	62	56	31	26	101
Unconditional purchase commitments (4)	2,231	539	512	281	268	104	527

Total contractual obligations	$9,737	$1,061	$1,222	$977	$766	$2,291	$3,420

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

(5)

On April 1, 2008 we exercised a call option to purchase the limited partnership and silent partnership interests in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG. The purchase price paid by us to Fab 36 Beteiligungs was approximately $133 million, of which $95 million was for the limited partnership interests and $38 million was for the silent partnership interests. As of April 1, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $252 million, of which $189 million was for the limited partnership interests and $63 million was for the silent partnership interests. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

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

In September 2007, the FASB issued for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of our 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of our 6.00% Notes to their face amount as interest expense over the term of our 6.00% Notes.

In March 2008, the FASB reaffirmed the scope and the guidance of this proposed FSP and directed its staff to proceed to draft a final FSP for vote by written ballot. The final FSP will now be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

If the final FSP is issued as affirmed by the FASB, we expect to have higher interest expense beginning in our first fiscal quarter of 2009 due to the interest expense accretion, and the interest expense associated with our 6.00% Notes for prior periods would be higher than previously reported due to the retrospective application of the FSP.

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

The funding to construct and facilitize Fab 36 has consisted of:

•

equity contributions from us of $922 million under the partnership agreements, revolving loans from us of up to approximately $1.2 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $504 million from Leipziger Messe and Fab 36 Beteiligungs;

•	loans of approximately $893 million from a consortium of banks, which were fully drawn as of December 2006;

•

up to approximately $856 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $628 million of cash has been received as of March 29, 2008;

•

up to approximately $414 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity at our Dresden site, of which $63 million of cash has been received as of March 29, 2008; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of March 29, 2008, we contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These equity amounts have been eliminated in our consolidated financial statements.

On April 21, 2004, AMD Fab 36 KG entered into a 700 million euro Term Loan Facility Agreement among AMD Fab 36 KG, as borrower, and a consortium of banks led by Dresdner Bank AG, as lenders, dated April 21, 2004 (Fab 36 Term Loan) and other related agreements (collectively, the Fab 36 Loan Agreements) to finance the purchase of equipment and tools required to operate Fab 36. The consortium of banks agreed to make available up to $893 million in loans to AMD Fab 36 KG upon its achievement of specified milestones, including attainment of “technical completion” at Fab 36, which required certification by the banks’ technical advisor that AMD Fab 36 KG had a wafer fabrication process suitable for high-volume production of advanced microprocessors and had achieved specified levels of average wafer starts per week and average wafer yields, as well as cumulative capital expenditures of approximately $1.6 billion.

Effective as of October 10, 2006, we amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG has the option to borrow in U.S. dollars as long as our group consolidated cash (which is defined as the sum of our unsecured cash, cash equivalents and short-term investments less the aggregate amount outstanding under any revolving credit facility) is at least $500 million. Moreover, to protect the lenders from currency risks, if our consolidated cash is below one billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.)

In October 2006, AMD Fab 36 KG borrowed $645 million (the First Installment), and in December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of March 29, 2008, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $839 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of March 29, 2008, the rate of interest for the initial interest period was 5.93 percent for the First Installment and 6.7175 percent for the Second Installment. This loan is repayable in quarterly installments and terminates in March 2011. An aggregate of $54 million has been repaid as of March 29, 2008.

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

As of March 29, 2008, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balances in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B1 with Moody’s and B with Standard and Poor’s as of March 29, 2008.

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

As of March 29, 2008, group consolidated cash was greater than $500 million and, therefore, the preceding financial covenants were not applicable.

If our group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than $1.75 billion.

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $922 million, Leipziger Messe provided an aggregate of $315 million and Fab 36 Beteiligungs provided an aggregate of $189 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36. As of March 29, 2008, all capital contributions were made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $79 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe and Fab 36 Beteiligungs, first exercisable three and one-half years after the relevant partner has completed the applicable capital contribution and every three years thereafter. Also, commencing five years after completion of the relevant partner’s capital contribution, Leipziger Messe and Fab 36 Beteiligungs each have the right to sell their limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put their limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe and Fab 36 Beteiligungs also have a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is the partner’s capital account balance plus accumulated or accrued profits due to such limited partner. The purchase price under the call option is the same amount, plus a premium of $5.5 million to Leipziger Messe and a premium of $3.3 million to Fab 36 Beteiligungs. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase the silent partnership interest of Leipziger Messe’s and Fab 36 Beteiligungs’ contributions over time. This mandatory repurchase obligation does not apply to the New Silent Partnership Amount. Specifically, AMD Fab 36 Holding and AMD Fab 36 Admin were required to repurchase Leipziger Messe’s silent partnership interest of $126 million in annual 25 percent installments commencing in December 2006, and Fab 36 Beteiligungs’ silent partnership interest of $95 million in annual 20 percent installments commencing in October 2005. As of March 29, 2008, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $57 million of Fab 36 Beteiligungs’ silent partnership contributions and $63 million of Leipziger Messe’s silent partnership contribution.

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

As of March 29, 2008, AMD Fab 36 KG had received $221 million of silent partnership contributions and $284 million of limited partnership contributions, which includes a New Silent Partnership Amount of $79 million, from the unaffiliated partners. These contributions were recorded as debt and minority interest, respectively, on our consolidated balance sheet.

On April 1, 2008 we exercised a call option to purchase the limited partnership and silent partnership interests in AMD Fab 36 KG, held by Fab 36 Beteiligungs. The purchase price paid by us to Fab 36 Beteiligungs was approximately $133 million, of which $95 million was for its limited partnership interests and $38 million was for its silent partnership interests. As of April 1, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $252 million, of which $189 million was for its limited partnership interests and $63 million was for its silent partnership interests.

In addition to support from us and the consortium of banks referenced above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $856 million, depending on the level of capital investments by AMD Fab 36 KG and $414 million, depending on the level of capital investments for expansion of production capacity at our Dresden site.

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

As of March 29, 2008, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2006 as well as cash grants of $221 million for capital investments made in 2003 through 2007 and a prepayment for capital investments planned for the first half of 2008.

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

The occurrence of a default under the Fab 36 Loan Agreements would permit the lenders to accelerate the repayment of all amounts outstanding under the Fab 36 Term Loan. In addition, the occurrence of a default under this agreement could result in a cross-default under the indenture governing our 7.75% Notes, 6.00% Notes and 5.75% Notes. We cannot provide assurance that we would be able to obtain the funds necessary to fulfill these obligations. Any such failure would have a material adverse effect on us.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act of 1933, and, therefore, do not contain legends restricting their transfer. Our 7.75% Notes mature on November 1, 2012. Interest on our 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of our 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the indenture governing our 7.75% Notes. Thereafter, we may redeem our 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

Period	Price as Percentage of Principal Amount
Beginning on November 1, 2008 through October 31, 2009	103.875 percent
Beginning on November 1, 2009 through October 31, 2010	101.938 percent
Beginning on November 1, 2010 through October 31, 2011	100.000 percent
On November 1, 2011	100.000 percent

Holders have the right to require us to repurchase all or a portion of our 7.75% Notes in the event that we undergo a change of control, as defined in the indenture governing our 7.75% Notes at a repurchase price of 101 percent of the principal amount plus accrued and unpaid interest.

The indenture governing our 7.75% Notes contains certain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries, which include all of our subsidiaries, from:

•	incurring additional indebtedness except specified permitted debt;

•	paying dividends and making other restricted payments;

•	making certain investments if an event of default exists, or if specified financial conditions are not satisfied;

•	creating or permitting certain liens;

•	creating or permitting restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to us;

•	using the proceeds from sales of certain assets;

•	entering into certain types of transactions with affiliates; and

•	consolidating, merging or selling our assets as an entirety or substantially as an entirety.

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of our 7.75% Notes. The holders of our 7.75% Notes received 107.75 percent of the principal amount of our 7.75% Notes plus accrued interest. In connection with this redemption, we recorded a charge of approximately $16 million, which represents our 7.75% redemption premium, and a charge of four million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of our 7.75% Notes.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $75 million of payments due under certain software and technology licenses that will be paid through 2010 and $38 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of March 29, 2008, primarily consisted of $405 million of deferred grants and subsidies related to the Fab 30 and Fab 36 projects and a $16 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $52 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at March 29, 2008. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $36 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of March 29, 2008, we had aggregate outstanding capital lease obligations of $245 million. Included in this amount is $226 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide our Dresden wafer fabrication facilities with utilities (gas, electricity, heating and cooling) to meet the energy demands for our manufacturing requirements. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of March 29, 2008 were $329 million, of which $46 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of March 29, 2008, were $2.2 billion for periods through 2020. These purchase commitments include $1 billion related to contractual obligations of our Dresden facilities to purchase energy and gas and approximately $400 million representing future payments to IBM for the period from March 30, 2008 through 2011 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

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

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

The following table summarizes the principal guarantees issued as of March 29, 2008 related to underlying liabilities that are already recorded on our consolidated balance sheet as of March 29, 2008 and their expected expiration dates by year. No incremental liabilities are recorded on our consolidated balance sheet for these guarantees.

	Amounts Guaranteed	2008	2009
	(In millions)
Repurchase obligations to Fab 36 partners(1)	$101	$69	$32
Payment guarantees on behalf of consolidated subsidiaries(2)	41	41	—

Total guarantees	$142	$110	$32

(1)

This amount represents the amount of silent partnership contributions that we are required to repurchase from the unaffiliated limited partners of AMD Fab 36 KG and is exclusive of the guaranteed rate of return of an aggregate of approximately $120 million. On April 1, 2008, we exercised a call option to purchase the limited partnership and silent partnership interests in AMD Fab 36.KG, held by Fab 36 Beteiligungs. The purchase price paid to Fab 36 Beteiligungs was approximately $133 million, of which $95 million was for the limited partnership interests and $38 million was for the silent partnership interests. See “Part I, Item 2 – MD&A – Liquidity – Contractual Obligations,” for additional information. As of April 1, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $252 million, of which $189 million was for its limited partnership interests and $63 million was for its silent partnership interests.

(2)

This amount represents the payment obligation due to a supplier arising out of the purchase of equipment by AMD Fab 36 KG. We guaranteed these payment obligations on behalf of AMD Fab 36 KG. At March 29, 2008, approximately $29 million was outstanding under this guarantee and recorded as a payable on our consolidated balance sheet. The obligation under the guarantee diminishes as AMD Fab 36 KG pays its supplier.

Guarantees of Indebtedness Not Recorded on our Consolidated Balance Sheet

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

In December 2002, BAC obtained a $118 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years, which coincides with the repayment by BAC of the $118 million term loan. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of March 29, 2008, our guarantee of AMTC’s portion of the rental obligation was approximately $11 million, and our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $103 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2002, AMTC obtained a $189 million revolving credit facility to finance its operations. In December 2007, AMTC entered into a new $107 million revolving credit facility, of which $95 million was outstanding as of March 29, 2008. The proceeds were used to repay all amounts outstanding under the existing $189 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $63 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of March 29, 2008, our liability under this guarantee was $32 million plus our portion of accrued interest and expenses. Our maximum liability under this guarantee is $36 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated whether we should account for our guarantee under the provisions of FIN 45 and concluded it was immaterial to our financial position or results of operations.

Outlook

Our outlook disclosure is based on current expectations and contains forward-looking statements. Reference should be made to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of Part I, Item 2—MD&A. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Risk Factors” section in this report and such other risks and uncertainties as set forth in this report or detailed in our other SEC reports and filings.

In the second quarter of 2008, we expect revenue to decrease in line with seasonality. We also expect that: operating expenses will be flat to slightly down; amortization expense for acquired intangible assets will be approximately $50 million; income tax expense will be approximately $5 million; and depreciation and amortization expense will be approximately $300 million. We also expect capital expenditures to be approximately $900 million for the entire fiscal year 2008 with our investment and focus primarily on investments in 45 nanometer technology. We have commenced restructuring activities and will take a restructuring charge in the second quarter of 2008. However, as of the time of this filing, we are unable in good faith to make a determination of an estimate of the amount or range of amounts of the restructuring charge. We will file a current report on Form 8-K promptly and in any event within 4 business days after we make a determination of such an estimate or range of estimates.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have not been significant changes in the market risk since December 29, 2007, except as mentioned below:

As of March 29, 2008, we had approximately $202 million investments in ARS. During the first quarter of 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market during the first quarter of 2008. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

As of March 29, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Intel also manufactures and sells integrated graphics chipsets bundled with their microprocessors and is a dominant competitor with respect to this portion of our business. Intel could leverage its dominance in the microprocessor market to sell its integrated chipsets. Moreover, computer manufacturers are increasingly using integrated graphics chipsets, particularly for notebooks, because they cost less than traditional discrete graphics components while offering reasonably good graphics performance for most mainstream PCs.

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

Intel exerts substantial influence over computer manufacturers and their channels of distribution through various brand and other marketing programs. Because of its dominant position in the microprocessor market, Intel has been able to control x86 microprocessor and computer system standards and to dictate the type of products the microprocessor market requires of us. Intel also dominates the computer system platform, which includes core logic chipsets, graphics chips, motherboards and other components necessary to assemble a computer system. As a result, OEMs that purchase microprocessors for computer systems are highly dependent on Intel, less innovative on their own and, to a large extent, are distributors of Intel technology. Additionally, Intel is able to drive de facto standards for x86 microprocessors that could cause us and other companies to have delayed access to such standards.

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

During the first quarter of 2008, we decided to decrease our total fiscal 2008 capital expenditures from $1.1 billion to approximately $900 million. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing, if necessary.

Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of March 29, 2008, we had approximately $1.8 billion in cash, cash equivalents and marketable securities. During the first quarter of 2008, we incurred substantial losses that have had a negative impact on cash balances. During the first quarter of 2008, net cash provided by operating activities was $16 million and net cash used in investing activities was $198 million.

The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The recent developments in the credit markets, such as the subprime mortgage crisis, may further adversely impact our ability to obtain debt financing when needed. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of March 29, 2008, we had consolidated debt of $5.3 billion. Our substantial indebtedness may:

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

The agreements governing our borrowing arrangements impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our 7.75% Notes contains various covenants that limit our ability to:

•	incur additional indebtedness, except specified permitted debt;

•	pay dividends and make other restricted payments;

•	make certain investments if a default or an event of default exists, or if specified financial conditions are not satisfied;

•	create or permit certain liens;

•	create or permit restrictions on the ability of certain restricted subsidiaries to pay dividends or make other distributions to us;

•	use the proceeds from certain asset sales;

•	enter into certain types of transactions with affiliates; and

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met.

In addition, our Fab 36 term loan contains restrictive covenants, including a prohibition on the ability of our German subsidiary, AMD Fab 36 KG, and its affiliated limited partners to pay us dividends and other payments and also require us to maintain specified financial ratios when group consolidated cash is below specified amounts. Our ability to satisfy these covenants, financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those requirements. A breach of any of these covenants, financial ratios or tests could result in a default under the term loan agreement.

The agreements governing our borrowing arrangements contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50 million would cause a cross default under the indentures governing our 5.75% Notes, 6.00% Notes and 7.75% Notes. The occurrence of a default under any of these borrowing arrangements would permit the applicable lenders or note holders to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indentures governing our 5.75% Notes, 6.00% Notes or 7.75% Notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings and our other indebtedness.

If we are unable to successfully implement our cost cutting efforts, our business could be materially adversely affected.

For the first quarter of fiscal 2008, we incurred a net loss of approximately $358 million. We have taken and plan to continue to undertake a number of actions to decrease our expenses and realign our cost structure. For example, in April 2008, we commenced headcount reductions, with the goal of reducing headcount by approximately 10 percent by the end of the third quarter of 2008. Similarly, we intend to decrease 2008 capital expenditures by about $200 million to a total of $900 million. We cannot assure you that we will be able to reduce our expenses as planned, and if we are unable to do so, our goal of achieving profitability could fail to materialize in accordance with our expectations. In addition, if these reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

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

In the fourth quarter of 2007, we performed our annual impairment analysis with respect to the goodwill and, based on the outcome of that analysis, we also evaluated our acquisition-related intangible assets for impairment. We determined that goodwill recorded as a result of the acquisition of ATI was impaired, and incurred a goodwill impairment charge of approximately $1.3 billion, as well as an impairment charge of $349 million related to acquisition-related identifiable intangible assets acquired from ATI. These charges resulted in a reduction of the carrying values of goodwill and acquisition related intangible assets as recorded on our balance sheet. As of March 29, 2008, the carrying amounts of goodwill were $162 million for our Computing Solutions segment, $533 million for our Graphics segment and $1.2 billion for our Consumer Electronics segment. These amounts are based on an updated long-term financial outlook for the former ATI operations that is lower than previously calculated. However, actual performance in the near-term and longer-term or cash flow from divesture of any of the assets related to these operations could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

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

In the design and development of new products and graphics product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Our graphics business has experienced delays in the introduction of products as a result of the inability of then available third party development tools to fully simulate the complex features and functionalities of its products. The design requirements necessary to meet consumer demands for more features and greater functionality from graphics products in the future may exceed the capabilities of the third party development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be materially adversely affected.

The loss of a significant customer may have a material adverse effect on us.

Collectively, our top four customers accounted for approximately 40 percent of our total revenue in the first quarter of 2008. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, during the first quarter of 2008, one handset manufacturer accounted for over 80 percent of the revenue of our Consumer Electronics segment. During the first quarter of 2008, sales to this manufacturer declined significantly compared to the first quarter of 2007. Moreover, this handset manufacturer is considering divesting its handset business. Also, during the first quarter of 2008, three customers accounted for over 40 percent of the revenue of our Graphics segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

For example, in 2001 and 2002 we implemented restructuring plans due to weak customer demand associated with the downturn in the semiconductor industry. Similarly, in April 2008, we commenced headcount reductions and have plans to decrease our 2008 capital expenditures by $200 million in response to challenging economic conditions. If the semiconductor industry were to experience a downturn in the future, we would be materially adversely affected.

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

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products, Intel and Nvidia are our competitors. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin.

If we fail to continue to improve the efficiency of our supply chain in order to respond to increases or changes in customer demand for our products, our business could be materially adversely affected.

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. We have previously experienced challenges related to the logistics of delivering our products across a diverse set of customers and geographies on a timely basis. If we fail to continue to improve the efficiency of our supply chain and adjust our operations in response to future increases or changes in OEM demand for our products, our business could be materially adversely affected.

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

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with us. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing us from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court also set a trial date of April 27, 2009.

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

It is difficult to predict future growth or decline in the demand for our products, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products for which demand is lower than we anticipate.

In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, as was the case during the first quarter of 2008, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. If the demand for our microprocessor products is not consistent with our increased expectations, we may under-utilize our manufacturing facilities or we may not fully utilize the reserved capacity at Chartered’s foundry. This may have a material adverse effect on us.

Manufacturing capacity constraints and manufacturing capacity utilization rates may have a material adverse effect on us.

There may be situations in which our microprocessor manufacturing facilities, including our foundries, are inadequate to meet the demand for certain of our microprocessor products. Our inability to provide sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse effect on our relationships with customers, which could have a material adverse effect on us.

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

While currently, our owned manufacturing facilities are underutilized, if we cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

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

Manufacturing our microprocessor products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors, including their foundries. We continually modify manufacturing processes and transition to more advanced manufacturing process technologies in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. Any decrease in manufacturing yields could result in an increase in our per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, revenue and gross profit.

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

Similarly, the operating results of our graphics and consumer electronics businesses are dependent upon achieving planned semiconductor manufacturing yields. Our graphics and chipset products and products for consumer electronics devices are manufactured at independent foundries, but we have the responsibility for product design and the design and performance of the tooling required for manufacturing. Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. In addition, yield problems require cooperation by and communication between us and the manufacturer and sometimes the customer as well. The offshore location of our principal manufacturers compounds these risks, due to the increased effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot assure you that we or our foundries will identify and fix problems in a timely manner and achieve acceptable manufacturing yields in the future. Our inability, in cooperation with our independent foundries, to achieve planned production yields for these products could have a material adverse effect on us. In particular, failure to reach planned production yields over time could result in us not having sufficient product supply to meet demand and/or higher production costs and lower gross margins. This could materially adversely affect us.

The accounting method for convertible debt securities with net share settlement, like our 6.00% Notes, will be subject to change.

In September 2007, the FASB issued for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement). This proposed FSP would change the accounting for certain convertible debt instruments, including our 6.00% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 6.00% Notes is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of our 6.00% Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of our 6.00% Notes to their face amount as interest expense over the term of our 6.00% Notes.

In March 2008, the FASB reaffirmed the scope and the guidance of this proposed FSP and directed its staff to proceed to draft a final FSP for vote by written ballot. The final FSP will now be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

If the final FSP is issued as affirmed by the FASB, we expect to have higher interest expense beginning in the first fiscal quarter of 2009 due to interest expense accretion, and the interest expense associated with our 6.00% Notes for prior periods would be higher than previously reported due to retrospective application of the FSP.

Conversion of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

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

We entered into a capped call transaction in connection with the issuance of the 6.00% Notes. The capped call transaction is expected to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock at the time of exercise, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the 6.00% Notes and is subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. In connection with hedging the capped call transaction, the counterparty or its affiliates may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions (and are likely to do so during any observation period related to the conversion of the 6.00% Notes). These activities could have the effect of decreasing the price of our common stock during any observation period related to a conversion of the 6.00% Notes. The counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the 6.00% Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modifications are likely to occur during any observation period related to a conversion of the 6.00% Notes, which may have a negative effect on the value of the consideration received upon conversion of the 6.00% Notes. In addition, we intend to exercise options we hold under the capped call transaction whenever the 6.00% Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period, if any, for the converted 6.00% Notes. If we elect to cash-settle the capped call transaction, which we are permitted to do subject to certain conditions, it is likely the counterparty or its affiliates will sell an even greater number of shares. The effect, if any, of these transactions and activities on the market price of our common stock or the 6.00% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 6.00% Notes.

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

Our graphics technology for the game console market is being used in the Nintendo GameCube, Nintendo Wii and Microsoft® Xbox 360™ game consoles. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as per unit royalties paid to us by Nintendo and Microsoft. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. We anticipate royalties in future years resulting from our agreements with Nintendo and Microsoft. However, we have no control over the marketing efforts of Nintendo and Microsoft and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution and transportation management, and co-source some information technology services.

We rely on third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities and to our customers. In addition, we rely on a third party in India to provide certain information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration, and voice, video and remote access. Our relationships with these providers are governed by fixed term contracts. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on us if the transition is not executed appropriately.

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

Recent failures in the global credit markets may impact the liquidity of our auction rate securities (ARS).

As of March 29, 2008, our investment portfolio contained approximately $202 million in ARS. Approximately 96 percent of these securities are AAA rated investments. Furthermore, approximately 70 percent of our ARS are guaranteed by the U.S. government under the Federal Family Education Loan Program. The remainder of our ARS consist of municipal and corporate bonds, and preferred shares in closed end mutual funds. During the first quarter of 2008, we experienced failed auctions with respect to all of our ARS, resulting in our inability to sell these securities. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful auction, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market rate. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payments come due according to contractual maturities (ranging from 17 to 42 years). As a result, the liquidity of these investments may be impacted. In addition, if any of the issuers of ARS are unable to successfully close future auctions or if their credit ratings deteriorate, we may ultimately have to recognize an impairment charge with respect to these investments in the future.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue was 88 percent in the first quarter of 2008, and China was one of our largest and fastest growing markets.

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

Recently, there has been widespread concern over the instability of the credit markets and the current credit market conditions on the economy. If the economy continues to weaken, our business, financial condition and results of operations could be materially adversely affected.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us and also may result in volatility of the market price for our securities.

Unfavorable currency exchange rate fluctuations could continue to adversely affect us.

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI, some of our expenses and debt are denominated in Canadian dollars. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. The value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

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

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000—2004 with respect to transactions between ATI and its subsidiaries. The audit has been completed and we have received a letter of proposed adjustments from the CRA, which we are currently reviewing. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

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

ADVANCED MICRO DEVICES, INC.

Date: May 5, 2008	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer