Form 10-Q
period 2008-06-28
ADVANCED MICRO DEVICES INC
filed 2008-08-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 1, 2008: 607,192,663.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions, except per share amounts)
Net revenue	$1,349	$1,309	$2,805	$2,439
Cost of sales	653	870	1,505	1,685

Gross margin	696	439	1,300	754
Research and development	442	438	897	830
Marketing, general and administrative	337	356	671	683
Amortization of acquired intangible assets and integration charges	30	41	59	88
Restructuring charges	30	—	30	—

Operating income (loss)	(143)	(396)	(357)	(847)
Interest income	10	19	25	35
Interest expense	(95)	(99)	(190)	(177)
Other income (expense), net	(10)	(9)	(11)	(7)

Income (loss) before minority interest, equity in net loss of Spansion Inc. and other and income taxes	(238)	(485)	(533)	(996)
Minority interest in consolidated subsidiaries	(7)	(9)	(20)	(17)
Equity in net loss of Spansion Inc. and other (see Note 13)	(24)	(13)	(24)	(29)

Income (loss) before income taxes	(269)	(507)	(577)	(1,042)
Provision for income taxes	—	24	—	39

Income (loss) from continuing operations	(269)	(531)	(577)	(1,081)
Income (loss) from discontinued operations, net of tax	(920)	(69)	(970)	(130)

Net income (loss)	$(1,189)	$(600)	$(1,547)	$(1,211)

Per share data:
Basic and diluted
Continuing operations	$(0.44)	$(0.96)	$(0.95)	$(1.96)
Discontinued operations	$(1.52)	$(0.13)	$(1.60)	$(0.24)

Net income (loss) per common share	$(1.96)	$(1.09)	$(2.55)	$(2.20)
Shares used in per share calculation:
Basic and diluted	607	552	606	550

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 28, 2008 (unaudited)	December 29, 2007 *
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,310	$1,432
Marketable securities	257	457

Total cash and cash equivalents and marketable securities	1,567	1,889
Accounts receivable	444	598
Allowance for doubtful accounts	(7)	(10)

Total accounts receivable, net	437	588
Inventories:
Raw materials	36	46
Work-in-process	470	464
Finished goods	285	292

Total inventories	791	802
Deferred income taxes	20	64
Prepaid expenses and other current assets	244	395
Assets of discontinued operations	372	1,323

Total current assets	3,431	5,061
Property, plant and equipment:
Land and land improvements	50	49
Buildings and leasehold improvements	1,750	1,033
Equipment	4,861	6,109
Construction in progress	477	677

Total property, plant and equipment	7,138	7,868
Accumulated depreciation and amortization	(2,539)	(3,160)

Property, plant and equipment, net	4,599	4,708
Acquisition related intangible assets, net (see Note 3)	253	311
Goodwill (see Note 3)	945	950
Other assets	556	520

Total assets	$9,784	$11,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$800	$982
Accrued compensation and benefits	160	180
Accrued liabilities	730	814
Income taxes payable	19	72
Deferred income on shipments to distributors	80	98
Current portion of long-term debt and capital lease obligations	246	238
Other short-term obligations	60	—
Other current liabilities	350	198
Liabilities of discontinued operations	23	43

Total current liabilities	2,468	2,625
Deferred income taxes	3	6
Long-term debt and capital lease obligations, less current portion	4,955	5,031
Other long-term liabilities (see Note 7)	695	633
Minority interest in consolidated subsidiaries	189	265
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on June 28, 2008 and December 29, 2007; shares issued: 614 on June 28, 2008 and 612 on December 29, 2007; shares outstanding: 607 on June 28, 2008 and 606 on December 29, 2007	6	6
Capital in excess of par value	6,058	6,016
Treasury stock, at cost (7 shares on June 28, 2008 and December 29, 2007)	(96)	(95)
Retained earnings (deficit)	(4,647)	(3,100)
Accumulated other comprehensive income	153	163

Total stockholders’ equity	1,474	2,990

Total liabilities and stockholders’ equity	$9,784	$11,550

*	Amounts as of December 29, 2007 were derived from the December 29, 2007 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,547)	$(1,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest in consolidated subsidiaries	17	17
Depreciation and amortization	627	640
Provision for doubtful accounts	(3)	(7)
Equity in net loss of Spansion Inc.	—	29
(Benefit) provision for deferred income taxes	(70)	35
Amortization of foreign grant and subsidy income	(46)	(80)
Net loss (gain) on sale/ disposal of property, plant and equipment	(169)	8
Compensation recognized under employee stock plans	41	59
Non-cash foreign exchange loss	1	21
Other than temporary impairment on marketable securities	35	—
Impairment of goodwill and acquired intangible assets	876	—
Other	(5)	(1)
Changes in operating assets and liabilities:
Accounts receivable	185	495
Inventories	13	(78)
Prepaid expenses and other current assets	34	(115)
Other assets	(11)	(65)
Accounts payables and accrued liabilities	(254)	(262)
Income taxes payable	50	(79)

Net cash used in operating activities	(226)	(594)

Cash flows from investing activities:
Purchases of property, plant and equipment	(429)	(1,000)
Proceeds from sale of property, plant and equipment	343	1
Proceeds from sale of Spansion Inc. stock	—	13
Purchases of available-for-sale securities	(125)	(362)
Proceeds from sale and maturity of available-for-sale securities	289	233
Purchase of limited partnership interest	(95)	—
Other	(14)	(3)

Net cash used in investing activities	(31)	(1,118)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(51)	(531)
Proceeds from borrowings, net of issuance costs	65	2,169
Purchase of capped call instrument in connection with borrowings	—	(182)
Payment of silent partnership obligation	(38)	—
Payments on return of limited partnership contributions	(3)	(22)
Net proceeds from foreign grants and subsidies	146	156
Proceeds from issuance of common stock under stock-based compensation plans	—	46
Other financing activities	16	—

Net cash provided by financing activities	135	1,636

Net decrease in cash and cash equivalents	(122)	(76)

Cash and cash equivalents at beginning of period	1,432	1,380

Cash and cash equivalents at end of period	$1,310	$1,304

Non-cash investing and financing activities:
Capital leases	$—	$57

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 28, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The Company uses a 52-to-53 week fiscal year ending on the last Saturday in December. The quarters and six months ended June 28, 2008 and June 30, 2007 each consisted of 13 and 26 weeks.

As a result of the Company’s evaluation of the viability of its non-core businesses, the Company determined that it’s Handheld and Digital Television business units are not directly aligned with computing and graphics market opportunities. Therefore, the Company decided to divest these business units, which were previously part of the Consumer Electronics segment, and to classify them as discontinued operations in the financial statements in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). Cash flows from discontinued operations are not material and are combined with cash flows from continuing operations within condensed consolidated statement of cash flows categories. (See Note 12)

The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of June 28, 2008 and December 29, 2007. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations. Prior period amounts have been reclassified to conform to current period presentation including discontinued operations.

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated, and amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries, are reported as minority interest.

Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS 157 on December 30, 2007, the first day of its fiscal year 2008. In February 2008, the FASB issued Staff Position (FSP) No. 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of FAS 157. Also in February 2008, the FASB issued FSP No. 157-2 to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation provisions of FSP No. 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at June 28, 2008 and December 30, 2007 are the Company’s investment portfolio and derivative contracts.

Recently Issued Accounting Pronouncements. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact the Company’s accounting for its $2.2 billion 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The Company expects to have higher interest expense beginning in its first fiscal quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of the FSP. Based on the preliminary analysis performed by the Company, the interest expense associated with its 6.00% Notes will be approximately $17 million, $26 million and $30 million higher for fiscal years 2007, 2008 and 2009 respectively, as a result of adopting this FSP.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the fiscal quarters and six months ended June 28, 2008 and June 30, 2007, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions)		(In millions)
Cost of sales	$3	$2	$6	$5
Research and development	8	13	23	26
Marketing, general, and administrative	6	14	8	25

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases	17	29	37	56
Tax benefit	—	—	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases, net of tax	$17	$29	$37	$56

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected volatility	59.81%	49.81%	64.18%	49.89%
Risk-free interest rate	2.74%	4.65%	2.65%	4.66%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.19	3.55	3.19	3.55

For the quarters ended June 28, 2008 and June 30, 2007, the Company granted 1,021,822 and 1,625,000 employee stock options, respectively, with average estimated grant date fair values of $3.13 and $6.11. For the six months ended June 28, 2008 and June 30, 2007, the Company granted 10,555,698 and 2,002,000 employee stock options, respectively, with average estimated grant date fair values of $3.04 and $6.07.

Restricted Stock Units and Awards. For the quarters ended June 28, 2008 and June 30, 2007, the Company granted 6,797,802 and 4,072,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $7.40 and $15.36. For the six months ended June 28, 2008 and June 30, 2007, the Company granted 7,288,586 and 5,780,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $7.34 and $15.20.

Employee Stock Purchase Plan. Beginning with the November 2007 purchase period the Company suspended its employee stock purchase plan (“ESPP”). Therefore, the Company did not issue any shares under the ESPP during the quarter and six months ended June 28, 2008. The Company issued 1,239,000 shares and 1,846,000 shares under the ESPP during the quarter and six months ended June 30, 2007, respectively.

3. Goodwill and Acquisition Related Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the six month period ended June 28, 2008, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balances at December 29, 2007	$162	$533	$1,212	$1,907
Reclassification due to change in segments(1)	—	254	(254)	—
Goodwill adjustments(2)	(1)	(3)	(5)	(9)
Impairment charges(3)	—	—	(799)	(799)
Reclassification to discontinued operations(3)	—	—	(154)	(154)

Balances at June 28, 2008	$161	$784	$—	$945

(1)	In the second quarter of 2008, the Company began to include royalties received in connection with the sale of game console systems within the operating results of the Graphics segment. As a result, the $254 million goodwill associated with the game console business is now included with the Graphics segment. (See Note 5)

(2)	Adjustments to goodwill primarily represented changes in assumed pre-acquisition income tax liabilities as a result of the ATI acquisition, which will continue to be applied to goodwill until ultimately settled with the tax authorities or until the Company adopts the provisions of Statement No. 141(R) Business Combinations (SFAS 141(R)) at the beginning of fiscal year 2009, after which changes will be recorded in the statement of operations.

(3)	In the second quarter of 2008, the Company evaluated the viability of its non-core businesses and determined that its Handheld and Digital Television business units are not directly aligned with its core strategy. Therefore, the Company decided to divest these units, and as a result, classified them as discontinued operations in the Company’s financial statements. As a result, the Company performed an interim impairment test of goodwill and acquired intangible assets and concluded that the carrying amounts of goodwill and certain definite-lived intangible assets associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge. The remaining carrying values of goodwill and acquired intangible assets related to these business units were reclassified to assets of discontinued operations.

The balances of acquisition-related definite-lived intangible assets as of June 28, 2008, were as follows:

	Intangible Assets, Gross December 29, 2007	Net Book Value December 29, 2007	Amortization Expense Six months ended June 28, 2008	Impairment charge(1)	Reclassification to discontinued operations (1)	Net Book Value June 28, 2008	Weighted Average Amortization Period
	(In millions)						(In months)
Developed product technology	$752	$240	$(45)	$(60)	$(83)	$52	50
Game console royalty agreements	147	113	(15)	—	—	98	60
Customer relationships	257	182	(29)	(14)	(66)	73	48
Trademark and trade name	62	52	(4)	(3)	(15)	30	84
Customer backlog	36	—	—	—	—	—	14

Total	$1,254	$587	$(93)	$(77)	$(164)	$253

(1)	As a result of the goodwill impairment test pursuant to which the Company concluded that the carrying values of the goodwill associated with its Handheld and Digital Television business units was impaired, the Company performed an impairment test on the acquisition-related intangible assets associated with these business units. Based on the test results the Company concluded that carrying amounts of certain acquisition-related definite-lived intangible assets associated with its Handheld and Digital Television business units exceeded their estimated fair values and recorded an impairment charge. In addition, due to the Company’s decision to divest these two business units, the remaining carrying costs of the acquisition-related intangible assets have been reclassified to discontinued operations.

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

Fiscal year	Amortization expense
(In millions)
Remaining 2008	$58
2009	76
2010	70
2011	38
2012	6
Thereafter	5

Total	$253

4. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Potential dilutive common shares include stock options, restricted stock awards, and shares issuable upon the conversion of convertible debt. The following table sets forth the components of basic and diluted income (loss) per common share:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions except per share data)		(In millions except per share data)
Numerator:
Numerator for basic and diluted income (loss) from continuing operations per common share	$(269)	$(531)	$(577)	$(1,081)
Numerator for basic and diluted income (loss) from discontinued operations per common share	$(920)	$(69)	$(970)	$(130)

Numerator for basic and diluted net income (loss) per common share	$(1,189)	$(600)	$(1,547)	$(1,211)

Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	607	552	606	550
Effect of dilutive potential common shares:	—	—	—	—

Denominator for diluted net income (loss) per common - weighted-average shares	607	552	606	550

Basic and diluted income (loss) from continuing operations per common share	$(0.44)	$(0.96)	$(0.95)	$(1.96)
Basic and diluted income (loss) from discontinued operations per common share	$(1.52)	$(0.13)	$(1.60)	$(0.24)

Basic and diluted net income (loss) per common share	$(1.96)	$(1.09)	$(2.55)	$(2.20)

Potential dilutive common shares totaling approximately 63 million and 56 million for the quarters and six months ended June 28, 2008 and June 30, 2007, respectively, were not included in the net loss per common share calculation because their inclusion would have been anti-dilutive.

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

Prior to the second quarter of 2008, the Company had three reportable operating segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue;

•	the Graphics segment, which included graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s technology.

In the second quarter of 2008, the Company decided to divest its Handheld and Digital Television businesses, which were previously part of the Consumer Electronics segment. As a result, the Company classified them as discontinued operations in the Company’s financial statements. The CODM began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue;

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s graphics technology.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category consists of certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. These expenses and credits include employee stock-based compensation expense, amortization of acquired intangible assets, integration charges, restructuring charges and charges for goodwill and intangible asset impairment.

The following table provides a summary of the Company’s net revenue and operating income (loss) by segment with reconciliations to income (loss) from continuing operations for the quarters ended and six months ended June 28, 2008 and June 30, 2007:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions)
Computing Solutions
Net revenue	$1,101	$1,098	$2,295	$2,017
Operating income (loss)	(9)	(269)	(173)	(600)
Graphics
Net revenue	248	211	510	422
Operating income (loss)	(38)	(39)	(25)	(65)
All Other
Net revenue	—	—	—	—
Operating income (loss)	(96)	(88)	(159)	(182)
Total
Net revenue	1,349	1,309	2,805	2,439
Operating income (loss)	(143)	(396)	(357)	(847)
Interest income	10	19	25	35
Interest expense	(95)	(99)	(190)	(177)
Other income (expense), net	(10)	(9)	(11)	(7)
Minority interest in consolidated subsidiaries	(7)	(9)	(20)	(17)
Equity in net loss of Spansion Inc. and other	(24)	(13)	(24)	(29)

Income (loss) before income taxes	(269)	(507)	(577)	(1,042)
Provision for income taxes	—	24	—	39

Income (loss) from continuing operations	$(269)	$(531)	$(577)	$(1,081)

6. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions)
Net income (loss)	$(1,189)	$(600)	$(1,547)	$(1,211)
Net change in unrealized gains (losses) on available-for-sale securities	18	—	(2)	—
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	(13)	6	(8)	9
Net change in cumulative translation adjustments	—	(5)	—	(4)

Other comprehensive income (loss)	5	1	(10)	5

Total comprehensive income (loss)	$(1,184)	$(599)	$(1,557)	$(1,206)

7. Other Long-Term Liabilities

The Company’s other long-term liabilities balances at June 28, 2008 and December 29, 2007 were $695 million and $633 million, respectively. Included in these balances were deferred grants and subsidies related to the manufacturing facilities in Dresden in the amounts of $401 million for both June 28, 2008 and December 29, 2007.

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

As of June 28, 2008, the principal guarantee recorded on the Company’s consolidated balance sheet was $63 million, which represents the amount of silent partnership interest that the Company is required to repurchase from Leipziger Messe and is exclusive of the guaranteed rate of return of an aggregate of approximately $158 million. Of this amount, $31 million is expected to expire by the end of 2008, and $32 million is expected to expire by the end of 2009. No incremental liabilities are recorded on the Company’s condensed consolidated balance sheet for this guarantee.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG, with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008.

In December 2002, BAC obtained a $118 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of June 28, 2008, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $10 million and its maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $98 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a new $107 million revolving credit facility, of which $99 million was outstanding as of June 28, 2008. The proceeds were used to repay all amounts outstanding under a previous $189 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $63 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of June 28, 2008, the Company’s liability under this guarantee was $33 million plus its portion of accrued interest and expenses. The Company’s maximum liability under this guarantee is $36 million plus its portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated its guarantee under the provisions of FIN 45 and concluded it was immaterial to its financial position or results of operations.

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

The Company generally warrants that its graphics, and chipsets and certain products for consumer electronics devices will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of one year beginning on shipment of such products to its customers. The Company generally warrants that ATI-branded PC workstation products will conform to the Company’s approved specifications and be free from defects in material and workmanship under normal use and service for a period of three years, beginning on shipment of such products to its customers.

Changes in the Company’s potential liability for product warranties during the six months ended June 28, 2008 and June 30, 2007 are as follows:

	Six Months Ended
	June 28, 2008	June 30, 2007
	(In millions)
Balance, beginning of the period	$25	$26
New warranties issued during the period	20	12
Settlements during the period	(18)	(18)
Changes in liability for pre-existing warranties during the period, including expirations	(8)	(7)

Balance, end of the period	$19	$13

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of a third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

Contingencies

The Company is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

9. Income Taxes

The Company recorded an income tax benefit of less than $1 million in the second quarter of 2008 and an income tax provision of $24 million in the second quarter of 2007. For the six months ended June 28, 2008, the Company recorded an income tax benefit of less than $1 million and an income tax provision of $39 million for the six months ended June 30, 2007.

For the second quarter and first six months of 2008, foreign taxes in profitable locations were substantially offset by discrete tax benefits. The income tax provisions in the second quarter and first six months of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations.

As of June 28, 2008, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 28, 2008 in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits increased by $14 million during the quarter due to the receipt of certain proposed tax adjustments in foreign locations net of the expiration of certain statutes of limitation. As a result, the Company has now recognized $118 million of long-term deferred tax assets, previously under a valuation allowance, with $162 million of liabilities for unrecognized tax benefits as of June 28, 2008. The net impact on the effective tax rate of the increase in the gross unrecognized tax benefits in the second quarter of 2008 was not material because of the valuation allowance. There were no material changes in interest and penalties in the second quarter.

The IRS commenced the audit of the Company’s 2004 to 2006 tax years during the second quarter of 2008.

During the 12 months beginning June 29, 2008 the Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

10. Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in millions):

		Fair value measurement at reporting date using
	June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds(1)	$524	$524	$—	$—
Commercial paper(2)	539	—	539	—
Time deposits(1)	178	—	178	—
Certificates of deposit(1)	15	—	15	—
Auction rate securities(3)	180	—	—	180
Marketable equity securities(4)	33	33	—	—
Foreign currency derivative contracts(5)	26	—	26	—

Total assets	$1,495	$557	$758	$180

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$509 million included in cash and cash equivalents and $30 million included in marketable securities on the Company’s condensed consolidated balance sheet.

(3)	Included in marketable securities on the Company’s condensed consolidated balance sheet.

(4)	$32 million included in marketable securities and $1 million included in other assets on the Company’s condensed consolidated balance sheet.

(5)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

The Company recorded an other-than-temporary impairment charge of $24 million in June 2008 for its investment in Spansion Inc. This impairment charge is included in the caption “Equity in net loss of Spansion Inc. and other” on the Company’s second quarter 2008 consolidated statement of operations. (See Note 13). There was no charge recorded for Equity in net loss of Spansion Inc. and other in the first quarter of 2008.

The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating, and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analyses. Based on the outcomes of these activities, the Company concluded that the fair value of its ARS was lower than their carrying value and, as a result, recorded an other than temporary impairment charge for $12 million for the period ended June 28, 2008. In the second calendar quarter of 2008, in markets where similar securities are traded, there has been an increase in securities called. As of June 28, 2008, the Company classified its investments in ARS as current assets because it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months through a future successful auction, a sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. However, the Company is not dependant on liquidating its ARS in the next twelve months in order to meet its liquidity needs.

The Company’s investments in ARS include approximately $136 million of student loan ARS, $32 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 97 percent of the Company’s ARS holdings are AAA rated investments and all the $136 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

Reconciliation of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Quarter ended June 28, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Six months ended June 28, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
	(In millions)	(In millions)
Beginning balance	$202	$—
Transfers of ARS into Level 3	—	210
Redemption at par	(10)	(18)
Other than temporary impairment	(12)	(12)

Ending balance, June 28, 2008	$180	$180

Loss for period included in earnings attributable to the Level 3 financial assets still held at June 28, 2008	$12	$12

Total financial assets at fair value classified within Level 3 were 1.8% of total assets on the Company’s condensed consolidated balance sheet as of June 28, 2008.

11. Restructuring

In the second quarter of fiscal 2008, the Company initiated a restructuring plan, which included a reduction-in-force (RIF) and certain contract termination costs related to technologies it was no longer pursuing and recorded a total charge of $32 million. The RIF component, which is comprised primarily of severance and costs related to the continuance of certain employee benefits, totaled approximately $23 million. Other exit-related costs, including $6 million of non-cash charges, totaled approximately $9 million. These charges have been aggregated and appear on the line item entitled “Restructuring Charges” in the Company’s condensed consolidated statement of operations except for $2 million classified as discontinued operations.

During the second quarter of fiscal 2008, the Company paid approximately $18 million of severance and benefits to employees affected by this action. The Company anticipates recording approximately $9 million of additional severance in the third and fourth quarters of fiscal 2008 and to substantially complete this action by the end of fiscal 2008.

The following table provides a summary of the restructuring activities and the liability remaining as of June 28, 2008:

(In millions)	Severance and related benefits	Other exit- related costs
Balance December 29, 2007	$—	$—
Second quarter charges	23	9
Cash payments	(18)	—
Non-cash charges	—	(6)

Balance June 28, 2008	$5	$3

12. Discontinued Operations

During the second quarter of 2008, the Company decided to divest its Handheld and Digital Television business units and classified them as discontinued operations in the Company’s financial statements. The Company discontinued amortization and depreciation related to the assets of these business units in the second quarter of 2008. Consequently, the Company has segregated the assets and liabilities related to discontinued operations from those assets and liabilities related to continuing operations on the Company’s balance sheet, the Company has segregated the operating results of discontinued operations from those of continuing operations on the Company’s statement of operations for all periods presented.

As a result of its decision to divest its Handheld and Digital Television business units, the Company performed an interim impairment test of goodwill and acquired intangible assets and concluded that the carrying amounts of goodwill and certain definite-lived intangible assets associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge. For goodwill, the impairment charge was determined by comparing the carrying value of goodwill assigned to the Company’s reporting units with the implied fair value of the goodwill. The Company considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated proceeds that the Company expects to receive in connection with any potential divestiture. For acquired intangible assets, the Company assessed the recoverability of the unamortized balances by comparing the undiscounted future net cash flows. For those acquired intangible assets where the unamortized balances exceed the undiscounted future net cash flows, the Company measured the amount of impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. The remaining carrying values of goodwill related to these business units was reclassified to assets of discontinued operations.

The results from discontinued operations are as follows:

	Quarter Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$37	$69	$86	$172
Operating expenses	(79)	(138)	(178)	(302)
Impairment of goodwill and acquired intangible assets	(876)	—	(876)	—
Restructuring charges	(2)	—	(2)	—

Loss from discontinued operations	$(920)	$(69)	$(970)	$(130)

The carrying value of the assets of discontinued operations was $372 million and $1.3 billion as of June 28, 2008 and December 29, 2007, respectively. Included in these balances is goodwill and acquired intangible assets in the amounts of $318 million and $1.2 billion as of June 28, 2008 and December 29, 2007, respectively. The carrying value of the liabilities for discontinued operations was $23 million and $43 million as of June 28, 2008 and December 29, 2007, respectively. Cash flows from discontinued operations are not material and are combined with cash flows from continuing operations within condensed consolidated statement of cash flows categories.

13. Equity in net loss of Spansion Inc. and other

Equity in net loss of Spansion Inc. and other for the three and six months ended June 28, 2008 consists of an other than temporary impairment charge on the Company’s investment in Spansion’s common stock recorded in the second quarter. After giving consideration to Spansion’s recent operating results and its stock price trends in the preceding six months, the Company concluded that the unrealized loss, which represents the difference between the carrying amounts of this investment at December 29, 2007 and June 28, 2008, was other than temporary. At June 28, 2008, the Company owned a total 14,037,910 shares, or approximately 8 percent, of Spansion’s outstanding common stock. The Company’s carrying cost of the investment was $32 million, which represented the fair value of this investment based on the closing market price of Spansion’s common stock on June 27, 2008.

Equity in net loss of Spansion Inc. and other for the three and six months ended June 30, 2007 consists of the Company’s share of the operating losses of Spansion Inc. under the equity method of accounting.

In the third quarter of 2007, the Company changed its accounting for this investment from the equity method of accounting to accounting for this investment as “available-for-sale” marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

14. Sale of Receivables Classified as Other Short-Term Obligations

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of June 28, 2008, only certain distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt according to the requirement of EITF 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of June 28, 2008, $60 million was outstanding under these agreements. This amount appears as other short-term obligations on the Company’s consolidated balance sheet and is not considered a cash commitment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our new products; the growth and competitive landscape of the markets in which we participate; our revenues; our cost reduction efforts and anticipated savings from the restructuring; our ability to achieve operating profitability in the second half of 2008; impairment amounts for goodwill and acquired intangible assets; our intended divestiture of our Handheld and Digital Television businesses; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our operating expenses; our depreciation and amortization expense; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; and (8) the expected demand for computers. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (3) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (4) that we may be unable to realize the anticipated benefits of our acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (5) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (6) that we may be unable to develop, launch and ramp new products and technologies in the volumes that is required by the market at mature yields on a timely basis; (7) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (8) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (9) that demand for computers will be lower than currently expected; (10) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (11) that we may under-utilize our microprocessor manufacturing facilities; (12) that we will be unable to divest our Handheld and Digital Television businesses in the expected timeframe if at all, or in a manner contemplated by us; and (13) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 40 and the “Financial Condition” section beginning on page 29 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, AMD Opteron, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and its consolidated subsidiaries, including a discussion of our results of operations for the quarter and six months ending June 28, 2008 compared to the quarter and six months ending June 30, 2007, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 29, 2007 and December 31, 2006, and for each of the three years in the period ended December 29, 2007 as filed in our Annual Report on
Form 10-K for our fiscal year ended December 29, 2007.

Overview

We are a global semiconductor company with facilities around the world. During the second quarter of 2008, we decided to divest our Handheld and Digital Television businesses, which prior to the second quarter of 2008 were reported in our Consumer Electronics segment, and as a result, we classified them as discontinued operations in our financial statements. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section focuses on our continuing operations which consist of:

•

x86 microprocessors, for the commercial and consumer markets, embedded microprocessors for commercial, commercial client and consumer markets and chipsets for desktop and notebook personal computers or PCs, professional workstations and servers; and

•	graphics, video and multimedia products for desktop and notebook computers, including home media PCs, professional workstations and servers and technology for game consoles.

The following discussion is limited to our continuing operations, unless otherwise noted.

The second quarter of 2008 was another challenging quarter. Net revenue from continuing operations increased 3 percent compared to the second quarter of 2007 and declined 7 percent compared to first quarter of 2008. Revenue increased compared to the second quarter of 2007 primarily because of an increase in unit shipments in both the Computing Solutions and Graphics segments as well as an increase in royalties from sales of game consoles that incorporate our technology. Revenue declined compared to the first quarter of 2008 primarily because of lower microprocessor average selling prices and lower overall unit shipments. Average selling prices declined primarily due to a competitive pricing environment for our microprocessors as well as the shift in the product mix within the Graphics segment and for our microprocessors. Gross margin, as a percentage of net revenue, for the second quarter of 2008 was 52 percent, an increase of 11 percentage points compared to 41 percent in the first quarter of 2008 and an 18 percent increase compared to 34 percent in the second quarter of 2007. However, during the second quarter of 2008 we recorded in cost of sales a gain of $193 million from the sale of 200 millimeter equipment which favorably impacted the gross margin by approximately 14 percentage points. Lower unit volumes and microprocessor average selling prices in the second quarter of 2008 compared to the first quarter of 2008 adversely impacted gross margin.

Operating loss for the second quarter of 2008 was $143 million compared to an operating loss of $214 million in the first quarter of 2008 and an operating loss of $396 million in the second quarter of 2007. However, the improvement in operating performance in the second quarter of 2008 compared to the first quarter of 2008 and the second quarter of 2007 was primarily attributable to the gain on the tool sale referenced above. Our cash, cash equivalents and marketable securities at June 28, 2008 were $1.6 billion, a decrease of $322 million compared to December 29, 2007. Capital expenditures were $104 million in the second quarter of 2008 compared to $322 million in the first quarter of 2008 and $414 million in the second quarter of 2007.

We continue to work towards improving our operating results with the goal of achieving operating profitability in the second half of 2008. We believe that we will be able to improve our financial performance in the second half of the year through the impact of the cost reduction actions we have taken during the first half of 2008, potential future cost reduction measures and an improved product mix from recently introduced products and anticipated new product introductions.

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

Management believes there have been no significant changes during the six months ended June 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 other than the following:

Fair Value. Effective December 30, 2007, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our consolidated financial statements are based on information available to us as of June 28, 2008 and December 29, 2007.

In accordance with SFAS 157, we apply a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our marketable securities at June 28, 2008 consisted of approximately $136 million of student loan auction rate securities (ARS), $32 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 97 percent of our ARS holdings are AAA rated investments and all the $136 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Prior to February 2008, these securities were publicly quoted and traded in the auctions relating to such investments. We classified our ARS as Level 3 because their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Historically, the fair value of our ARS investments has approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date. However, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, we have concluded that the estimated fair value of the ARS no longer approximates the face value primarily due to the lack of immediate term liquidity.

We have estimated the fair values of our ARS investments at June 28, 2008 using a discounted cash flow model. Significant assumptions considered in the discounted cash flow model were the credit rating of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow model used to determine that fair values as of June 28, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur.

Our analyses indicated the fair value of our ARS investments was approximately $180 million, as compared to a face value of approximately $192 million as of June 28, 2008. The impairment in value, or $12 million, is currently considered by us to be other than temporary in nature.

We expect that we will be able to sell these securities, and have the proceeds available for use in our operations within the next twelve months through a future successful auction, a sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined as of June 28, 2008.

Results of Operations

We review and assess operating performance using segment net revenues and operating income (loss) before interest, other income (expense), minority interest, equity in net loss of Spansion Inc. and other and income taxes. These performance measures include the allocation of expenses to the operating segments based on management’s judgment.

Prior to the second quarter of 2008, we had three reportable operating segments:

•	the Computing Solutions segment, which included microprocessors, chipsets and embedded processors and related revenue;

•	the Graphics segment, which included graphics, video and multimedia products and related revenue; and

•

the Consumer Electronics segment, which included products used in handheld devices, digital televisions and other consumer electronics products, as well as revenue from royalties received in connection with sales of game console systems that incorporate our graphics technology.

In the second quarter of 2008, we decided to divest our Handheld and Digital Television businesses, which were previously part of the Consumer Electronics segment. As a result, we classified them as discontinued operations in our financial statements. We began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue as well as revenue from royalties received in connection with the sale of game console systems that incorporate our graphics technology.

In addition to the reportable segments, we have an All Other category, which is not a reportable segment. This category consists of certain expenses and credits that are not allocated to any of the operating segments because we do not consider these expenses and credits in evaluating the performance of the operating segments. These expenses and credits include employee stock-based compensation expense, amortization of acquired intangible assets, integration charges, restructuring charges and charges for goodwill and intangible asset impairment.

The following table provides a summary of the our net revenue and operating income (loss) by segment with reconciliations to net income (loss) for the quarters ended June 28, 2008, March 29, 2008, June 30, 2007 and six months ended June 28, 2008 and June 30, 2007.

	Quarter Ended			Six Months Ended
(In millions)	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenue:
Computing Solutions	$1,101	$1,194	$1,098	$2,295	$2,017
Graphics	248	262	211	510	422
All Other	—	—	—	—	—

Total Net Revenue	$1,349	$1,456	$1,309	$2,805	$2,439

Operating income (loss):
Computing Solutions	$(9)	$(164)	$(269)	$(173)	$(600)
Graphics	(38)	13	(39)	(25)	(65)
All Other	(96)	(63)	(88)	(159)	(182)

Total Operating Income (Loss)	$(143)	$(214)	$(396)	$(357)	$(847)

Computing Solutions

Computing Solutions net revenue of $1.1 billion in the second quarter of 2008 was flat compared to net revenue of $1.1 billion in the second quarter of 2007. Although unit shipments increased two percent, this increase was partially offset by a one percent decrease in average selling prices. The increase in unit shipments was driven primarily by a substantial increase in shipments of embedded processors. Average selling prices declined primarily due to a decline in average selling prices for our chipsets driven by a shift in the product mix to lower end chipset products.

Computing Solutions net revenue of $1.1 billion in the second quarter of 2008 decreased 8 percent compared to net revenue of $1.2 billion in the first quarter of 2008. Net revenue decreased primarily because of a 7 percent decrease in average selling prices. The decline in average selling prices was primarily due to lower average selling prices for microprocessor products. Microprocessor average selling prices decreased primarily due to a highly competitive pricing environment as well as a shift in the product mix. Unit shipments of our Computing Solutions’ products were essentially flat. An increase in unit shipments of our chipset products was offset by a decrease in embedded processor and microprocessor unit shipments, which decreased because of seasonality and lower demand for older generation microprocessors.

Computing Solutions net revenue of $2.3 billion in the first six months of 2008 increased 14 percent compared to net revenue of $2 billion in the first six months of 2007. Revenue increased as a result of a 10 percent increase in unit shipments and a three percent increase in average selling prices. Unit shipments increased primarily due to a significant increase in microprocessor unit shipments driven by demand for our multi-core microprocessor products, which were not available in the first six months of 2007. Average selling prices increased because of a shift in product mix to multi-core microprocessor products.

Computing Solutions operating loss was $9 million in the second quarter of 2008 compared to an operating loss of $269 million in the second quarter of 2007. Cost of sales decreased $244 million, research and development expenses increased $16 million and marketing, general and administrative expenses decreased $30 million. The primary reason for the decrease in operating loss was a $193 million gain from the sale of 200 millimeter equipment recorded in cost of sales. The increase in research and development expenses and decrease in marketing, general and administrative expenses are explained under “Expenses” below.

Computing Solutions operating loss was $9 million in the second quarter of 2008 compared to operating loss of $164 million in the first quarter of 2008. Cost of sales decreased $231 million. The primary reason for the decrease in our operating loss was the $193 million gain from the sale of 200 millimeter equipment recorded in cost of sales referenced above. Net revenues decreased for the reasons set forth above.

Computing Solutions operating loss was $173 million in the first six months of 2008 compared to an operating loss of $600 million in the first six months of 2007. The $427 million decrease in operating loss was primarily due to a $278 million increase in net revenue and a $196 million decrease in cost of sales. The decrease in cost of sales was primarily due to the $193 million gain from the sale of 200 millimeter equipment referenced above. Net revenues increased for the reasons set forth above. Research and development increased $81 million and marketing, general and administrative expenses decreased $35 million. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue of $248 million in the second quarter of 2008 increased 18 percent compared to net revenue of $211 million in the second quarter of 2007. The increase in revenue was attributable to a greater than two fold increase in royalties received in connection with sales of game console systems that incorporate our graphics technology and a 14 percent increase in GPU unit shipments. Royalty revenue increased due to increased demand for the latest generation of game consoles. Unit shipments increased primarily due to increased demand for our GPU’s for notebook PCs. These increases were partially offset by a 3 percent decrease in GPU average selling prices due to a competitive pricing environment and the shift in product mix towards lower end GPU products.

Graphics net revenue of $248 million in the second quarter of 2008 decreased 5 percent compared to net revenue of $262 million in the first quarter of 2008 due to a 6 percent decrease in GPU unit shipments. GPU unit shipments decreased because of seasonality and weak overall market demand. Average selling prices were flat compared to the first quarter of 2008. Royalty revenue increased by 3 percent compared to the first quarter of 2008 due to increased demand for the latest generation of game consoles.

Graphics net revenue of $510 million in the first six months of 2008 increased 21 percent compared to net revenue of $422 million in the first six months of 2007. The increase in net revenue was driven by a 15 percent increase in GPU unit shipments and a greater than two fold increase in royalties received in connection with the sale of game console systems that incorporate our graphics technology. GPU unit shipments increased because of demand for our newer generation products, including GPU’s for notebook PCs. Royalty revenue increased because of increased demand for the latest generation of game consoles. Average selling prices were flat compared to the first six months of 2007.

Graphics operating loss in the second quarter of 2008 was flat compared to the second quarter of 2007. The $37 million increase in net revenue was almost entirely offset by a $22 million increase in cost of sales and a $13 million increase in marketing, general and administrative expenses. Cost of sales increased because of a 14 percent increase in GPU unit shipments. Net revenue increased for the reasons set forth above. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

Graphics operating loss was $38 million in the second quarter of 2008 compared to operating income of $13 million in the first quarter of 2008. The $14 million decrease in revenue and an increase in cost of sales of $26 million contributed to the decline in operating performance. Cost of sales increased because of a higher cost per unit due to new products that were introduced in the second quarter of 2008. Net revenue decreased for the reasons set for the above. Research and development and marketing, general and administrative expenses were flat compared to first quarter 2008.

Graphics operating loss was $25 million in the first six months of 2008 compared to an operating loss of $65 million in the first six months of 2007. The improvement was primarily due to an $88 million increase in net revenue. The improvement in operating results was mitigated by a $29 million increase in cost of sales and a $22 million increase in marketing, general and administrative expenses. Net revenue increased for the reasons set for the above. Cost of sales increased primarily due to a 15 percent increase in unit shipments. Marketing, general and administrative expenses increased for the reasons set forth under “Expenses,” below.

All Other Category

All Other operating loss of $96 million in the second quarter of 2008 increased $8 million compared to an operating loss of $88 million in the second quarter of 2007. The increase in our operating loss was primarily due to a $30 million restructuring charge related primarily to severance for workforce reductions that took place during the second quarter of 2008, partially offset by an $11 million decrease in ATI acquisition-related charges. ATI acquisition-related charges decreased because we did not have any integration charges in the second quarter of 2008. Integration charges in the second quarter of 2007 were $7 million. In addition, amortization expense related to our acquired intangible assets decreased by $4 million because of the write down of certain intangible assets in the fourth quarter of 2007.

All Other operating loss of $96 million in second quarter of 2008 increased by $33 million compared to an operating loss of $63 million in the first quarter of 2008. Operating loss increased primarily due to the $30 million restructuring charge referenced above.

All Other operating loss of $159 million in the first six months of 2008 improved $23 million compared to an operating loss of $182 million in the first six months of 2007. The decrease in operating loss was primarily attributable to a $47 million decrease in ATI acquisition-related charges and a $19 million decrease in employee stock-based compensation expense. The decrease in ATI acquisition-related charges was due to a decrease in the amortization expense of acquired intangible assets of $9 million due to the write down of certain intangible assets in the fourth quarter of 2007, the absence of $20 million in integration charges and the absence of an $18 million charge related to the cost of fair value adjustment of acquired inventory.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, and other

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions except for percentages)
Cost of sales	$653	$852	$870	$1,505	$1,685
Gross margin	696	604	439	1,300	754
Gross margin percentage	52%	41%	34%	46%	31%
Research and development	$442	$455	$438	$897	$830
Marketing, general and administrative	337	334	356	671	683
Amortization of acquired intangible assets and integration charges	30	29	41	59	88
Restructuring charges	30	—	—	30	—
Interest income	10	15	19	25	35
Interest expense	(95)	(95)	(99)	(190)	(177)
Other income (expense), net	(10)	(1)	(9)	(11)	(7)
Equity in net loss of Spansion Inc. and other	(24)	—	(13)	(24)	(29)
Income tax provision (benefit)	$—	$—	$24	$—	$39

Gross Margin

Gross margin as a percentage of net revenue increased to 52 percent in the second quarter of 2008 compared to 34 percent in the second quarter of 2007. The increase in gross margin included the effect of a $193 million gain on the sale of 200 millimeter equipment recorded by our Computing Solutions segment, which favorably impacted gross margin by approximately 14 percentage points. The remainder of the increase was primarily due to a shift in microprocessor product mix from our single core products to our multi-core products, which generally have higher gross margins, partially offset by a decrease in average selling prices.

Gross margin as a percentage of net revenue increased to 52 percent in the second quarter of 2008 compared to 41 percent in the first quarter of 2008. The increase in gross margin included the effect of the $193 million gain on the sale of 200 millimeter equipment referenced above. Without the effect of the gain, gross margin decreased approximately 4 percentage points. The decrease was primarily from lower microprocessor average selling prices.

Gross margin as a percentage of net revenue increased to 46 percent in the first six months of 2008 compared to 31 percent in the first six months of 2007. The increase in gross margin included the effect of the $193 million gain on the sale of 200 millimeter equipment referenced above. The remainder of the increase was primarily due to a shift in product mix from single core microprocessors to our multi-core products, which generally have higher gross margins.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $18 million in the second quarter of 2008, $18 million in the first quarter of 2008, and $34 million in the second quarter of 2007. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $442 million in the second quarter of 2008 were relatively flat as compared to $438 million in the second quarter of 2007. Research and development expenses attributable to our Computing Solutions segment increased $16 million compared to the second quarter of 2007 primarily due to start-up costs for Fab 38 in second quarter of 2008, partially offset by a $5 million decrease in stock-based compensation expenses. In addition, the second quarter of 2007 included $7 million of severance charges for workforce reductions. We incurred a workforce reduction charge in the second quarter of 2008 pursuant to our restructuring plan. The associated charges, along with other restructuring related costs, were recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations. Research and development expenses attributable to our Graphics segment were flat.

Research and development expenses of $442 million in the second quarter of 2008 decreased 3 percent from $455 million in the first quarter of 2008. This decrease was primarily due to an $8 million decrease in research and development expenses attributable to the Computing Solutions segment and a $7 million decrease in stock-based compensation expenses. Computing Solutions research and development expenses decreased as a result of lower product and design engineering costs. Research and development expenses attributable to our Graphics segment were flat.

Research and development expenses of $897 million in the first six months of 2008 increased 8 percent from $830 million in the first six months of 2007. This increase was primarily due to an $81 million increase in research and development expenses attributable to the Computing Solutions segment due to higher product design costs for our next generation microprocessor products and start-up costs for Fab 38. The increase in research and development expenses was mitigated by a $3 million decrease in stock-based compensation expenses. In addition, the first six months of 2007 included severance charges of $7 million for workforce reductions. We incurred a workforce reduction charge in the first six months of 2008 pursuant to our restructuring plan. The associated charge, along with other restructuring related costs, was recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations. Research and development expenses attributable to our Graphics segment were flat.

We apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $8 million in the second quarter of 2008, $8 million in the first quarter of 2008 and $9 million in the second quarter of 2007. The credit to research and development expenses totaled $16 million in the first six months of 2008 and $13 million in the first six months of 2007.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $337 million in the second quarter of 2008 decreased 6 percent from $356 million in the second quarter of 2007. This decrease was primarily due to a $30 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, an $8 million decrease in stock-based compensation expense and the absence of $7 million of severance charges for workforce reductions incurred in second quarter of 2007. Computing Solutions’ marketing, general and administrative expenses decreased due to lower marketing and cooperative advertising costs. The decrease in marketing, general and administrative expenses was offset in part by a $13 million increase in marketing, general and administrative expenses attributable to our Graphics segment. Graphics’ marketing, general and administrative expenses increased due to higher marketing and cooperative advertising costs, including those associated with new product introductions late in the second quarter. We incurred a workforce reduction charge in the second quarter of 2008 pursuant to our restructuring plan. The associated charges, along with other restructuring related costs, were recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations.

Marketing, general and administrative expenses of $337 million in the second quarter of 2008 were relatively flat as compared to $334 million in the first quarter of 2008.

Marketing, general and administrative expenses of $671 million in the first six months of 2008 decreased 2 percent from $683 million in the first six months of 2007. This decrease was primarily due to a $35 million decrease in corporate marketing and branding expenses and lower employee bonus accrual for our Computing Solutions segment, a $17 million decrease in stock-based compensation expense, and the absence of $7 million of severance charges for workforce reductions incurred in first six months of 2007. We incurred workforce reduction charges in the first six months of 2008 pursuant to our restructuring plan. The associated charges, along with other restructuring related costs, were recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations. These decreases were partially offset by a $22 million increase in marketing, general and administrative expenses for the Graphics segment and a $7 million increase in information technology related expenses. Graphics marketing, general and administrative expenses increased due to increased spending for marketing and cooperative advertising costs related to the launch of new products.

Amortization of acquired intangible assets, integration charges and impairment of goodwill and acquired intangible assets

Amortization of acquired intangible assets and integration charges was $30 million in the second quarter of 2008 compared to $41 million in the second quarter of 2007. The decrease of $11 million was primarily attributable to the absence of $7 million in charges related to the integration of the operations of AMD and ATI and a $4 million decrease in amortization of acquired intangible assets due to the write-down of acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

Amortization of acquired intangible assets of $30 million in the second quarter of 2008 was relatively flat compared to $29 million in the first quarter of 2008.

Amortization of acquired intangible assets and integration charges was $59 million in the first six months of 2008 compared to $88 million in the first six months of 2007. The decrease of $29 million was primarily attributable to the absence of $20 million in charges related to the integration of AMD and ATI operations and a $9 million decrease in amortization of acquired intangible assets due to the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

In the second quarter of 2008, we decided to divest our Handheld and Digital Television divisions and classify them as discontinued operations for purposes of financial reporting. As a result, we performed an interim impairment analysis and recorded an impairment charge of $876 million associated with the goodwill and acquired intangible assets attributable to these businesses. See “Part I, Item 2 – MD&A – Discontinued Operations,” for additional information.

Interest Income

Interest income of $10 million in the second quarter of 2008 decreased from $19 million in the second quarter of 2007 primarily due to lower weighted-average interest rates and lower average cash balances in the second quarter of 2008 as compared to the second quarter of 2007.

Interest income of $10 million in the second quarter of 2008 decreased from $15 million in the first quarter of 2008 primarily due to lower weighted-average interest rates and lower average cash balances in the second quarter of 2008 as compared to the first quarter of 2008.

Interest income of $25 million in the first six months of 2008 decreased from $35 million in the first six months of 2007, primarily due to lower weighted-average interest rates in the first six months of 2008 as compared to the first six months of 2007.

Interest Expense

Interest expense of $95 million in the second quarter of 2008 decreased from $99 million in the second quarter of 2007. In the second quarter of 2008, interest expense on outstanding indebtedness decreased $11 million because of a lower outstanding debt balance compared to the second quarter of 2007. This decrease was partially offset by a $3 million increase in interest as a result of tax audits in the second quarter of 2008 compared to the second quarter of 2007.

Interest expense of $95 million in the second quarter of 2008 was flat compared to the first quarter of 2008. Interest expense incurred on our Fab 36 Term Loan decreased $4 million because we repaid $45 million of the aggregate principal amount outstanding in April 2008. This decrease was offset by a $4 million increase in interest expense as a result of tax audits in the second quarter of 2008 compared to the first quarter of 2008.

Interest expense of $190 million for the first six months of 2008 increased $13 million from $177 million for the first six months of 2007 primarily due to a $7 million decrease in capitalized interest expense in the first six months of 2008. We discontinued capitalizing interest on Fab 36 during 2008 when it was in full production. In addition, interest expense as a result of tax audits increased by $4 million in the first six months of 2008 compared to the first six months of 2007.

Other Income/Expense, Net

Other Expense, net of $10 million in the second quarter of 2008 increased by $1 million compared to the second quarter of 2007. In the second quarter of 2008, we recorded a $12 million other than temporary impairment charge related to our portfolio of auction rate securities, or ARS. See “Financial Condition – Liquidity-Auction Rate Securities” for more information. However, this was offset by a $5 million charge in the second quarter of 2007 related to unamortized debt issuance costs associated with the redemption of $500 million of the principal outstanding amount of the October 2006 Term Loan, which did not recur during the second quarter of 2008.

Other Expense, net of $10 million, in the second quarter of 2008 increased by $9 million compared to the first quarter of 2008 primarily due to a $12 million other than temporary impairment charge related to our portfolio of ARS recorded in the second quarter of 2008. See “Financial Condition – Liquidity-Auction Rate Securities” for more information.

Other Expense, net of $11 million in the first six months of 2008 increased by $4 million compared to the first six months of 2007. In the second quarter of 2008, we recorded a $12 million other than temporary impairment charge related to our portfolio of ARS. However, this was offset by a $5 million charge in the second quarter of 2007 related to unamortized debt issuance costs associated with the redemption of $500 million of the principal outstanding amount of the October 2006 Term Loan.

Equity in net loss of Spansion Inc. and other

Equity in net loss of Spansion Inc. and other for the three and six months ended June 28, 2008 consists of an other than temporary impairment charge on our investment in Spansion’s common stock recorded in the second quarter. After giving consideration to Spansion’s recent operating results and its stock price trends in the preceding six months, we concluded that the unrealized loss, which represents the difference between the carrying amounts of this investment at December 29, 2007 and June 28, 2008, was other than temporary. At June 28, 2008, we owned a total 14,037,910 shares, or approximately 8 percent, of Spansion’s outstanding common stock. Our carrying cost of the investment was $32 million, which represented the fair value of this investment based on the closing market price of Spansion’s common stock on June 27, 2008.

Equity in net loss of Spansion Inc. and other for the three and six months ended June 30, 2007 consists of our share of the operating losses of Spansion Inc. under the equity method of accounting.

In the third quarter of 2007, we changed our accounting for this investment from the equity method of accounting for this investment as “available-for-sale” marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Income Taxes

We recorded an income tax benefit of less than $1 million in the second quarter of 2008, an income tax provision of $24 million in the second quarter of 2007 and an income tax provision of less than $1 million in the first quarter of 2008. For the six months ended June 28, 2008, we recorded an income tax benefit of less than $1 million, and we recorded an income tax provision of $39 million for the six months ended June 30, 2007.

For the second quarter and first six months of 2008, foreign taxes in profitable locations were substantially offset by discrete tax benefits. The income tax provisions in the second quarter and first six months of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations. As of June 28, 2008, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continued to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income, which in management’s estimate at June 28, 2008, was not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the fiscal quarters and six months ended June 28, 2008 and June 30, 2007, respectively, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In millions)			(In millions)
Cost of sales	$3	$3	$2	$6	$5
Research and development	8	15	13	23	26
Marketing, general, and administrative	6	2	14	8	25

Total stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases	17	20	29	37	56
Tax benefit	—	—	—	—	—

Stock-based compensation expense related to employee stock options, restricted stock, restricted stock units, and employee stock purchases, net of tax	$17	$20	$29	$37	$56

Stock-based compensation expenses of $17 million in the second quarter of 2008 decreased $12 million compared to $29 million in the second quarter of 2007 primarily due to the suspension of our employee stock purchase plan in late 2007, which resulted in no corresponding charges in the second quarter of 2008, and a net decrease in overall stock-based compensation expenses as a result of the lower average grant date fair value in the second quarter of 2008 as compared to the second quarter of 2007.

Stock-based compensation expenses of $17 million in the second quarter of 2008 decreased $3 million compared to $20 million in the first quarter of 2008 primarily due to a net decrease in overall stock-based compensation expense as a result of the lower average grant date fair value in the second quarter of 2008 as compared to the first quarter of 2008. In addition, during the first quarter of 2008 we recorded a non-recurring credit due to the reversal of previously recognized stock-based compensation expenses related to certain performance based restricted stock unit grants. We reversed this expense because we concluded that the performance criteria were not achievable.

Stock-based compensation expenses of $37 million in the first six months of 2008 decreased $19 million compared to $56 million in the first six months of 2007 primarily due to the suspension of our employee stock purchase plan in late 2007, which resulted in no corresponding charges in the first six months of 2008, the reversal of previously recognized stock-based compensation expense related to certain performance based restricted stock unit grants because we concluded that the performance criteria were not achievable and a net decrease in overall stock-based compensation expense as a result of the lower average grant date fair value in the first six months of 2008 as compared to the first six months of 2007.

International Sales

International sales as a percent of worldwide net sales were 86 percent in the second quarter of 2008, 87 percent in the second quarter of 2007 and 88 percent in the first quarter of 2008. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Our net sales were primarily denominated in the U.S. dollar.

Restructuring

In the second quarter of fiscal 2008, we initiated a restructuring plan, which included a reduction-in-force (RIF) and contract termination costs related to technologies we were no longer pursuing. We recorded a total charge of $32 million in connection with the restructuring plan. The RIF component, which is comprised primarily of severance for workforce reductions and costs related to the continuation of certain employee benefits, totaled approximately $23 million. Other exit-related costs, including $6 million of non-cash charges, totaled approximately $9 million. With the exception of $2 million, which we classified as discontinued operations, these charges have been aggregated and appear in the line item entitled “Restructuring Charges” in our condensed consolidated statement of operations.

During the second quarter of fiscal 2008, we paid approximately $18 million of severance and benefits to employees affected by the RIF. We anticipate recording approximately $9 million of additional severance in the third and fourth quarters of fiscal 2008 and to substantially complete the RIF by the end of fiscal 2008.

These cost containment actions are expected to result in savings of approximately $64 million per annum once substantially completed by the fourth quarter of 2008. These savings are expected to be realized through savings of approximately $38 million, $20 million and $6 million, in research and development expenses, marketing, general and administrative expenses and cost of sales, respectively. However, these savings may be offset by other unrelated costs incurred in future periods.

Discontinued Operations

During the second quarter of 2008, we decided to divest our Handheld and Digital Television business units and classified them as discontinued operations in our financial statements. We discontinued amortization and depreciation related to the assets of these business units in the second quarter of 2008. Consequently, we have segregated the assets and liabilities related to our discontinued operations from assets and liabilities related to continuing operations on our balance sheet, and we segregated the operating results related to our discontinued operations from those of our continuing operations on our statements of operations for all periods presented.

As a result of our decision to divest our Handheld and Digital Television business units, we performed an interim impairment test of goodwill and acquired intangible assets and concluded that the carrying amounts of goodwill and certain definite-lived intangible assets associated with the Handheld and Digital Television business units were impaired and recorded an impairment charge. For goodwill, the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units with the implied fair value of the goodwill. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates and took into consideration the estimated proceeds that we expect to receive in connection with any potential divestiture. For acquired intangible assets, we assessed the recoverability of the unamortized balances by comparing the undiscounted future net cash flows. For those acquired intangible assets where the unamortized balances exceed the undiscounted future net cash flows, we measured the amount of impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used for determining the impairment amounts for the goodwill and acquired intangible assets for these business units are reasonable. However, actual results could be significantly different from these assumptions, which could impact the future fair values of these business units and may result in further impairment charges, which would be reflected in “discontinued operations.” The remaining carrying values of goodwill and acquired intangible assets related to these business units were reclassified to assets of discontinued operations.

The results from discontinued operations are as follows:

	Quarter Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$37	$69	$86	$172
Operating expenses	(79)	(138)	(178)	(302)
Impairment of goodwill and acquired intangible assets	(876)	—	(876)	—
Restructuring charges	(2)	—	(2)	—

Loss from discontinued operations	$(920)	$(69)	$(970)	$(130)

The carrying value of the assets related to discontinued operations was $372 million and $1.3 billion as of June 28, 2008 and December 29, 2007, respectively. Included in these balances is goodwill and acquired intangible assets in the amounts of $318 million and $1.2 billion as of June 28, 2008 and December 29, 2007, respectively. The carrying value of the liabilities for discontinued operations was $23 million and $43 million as of June 28, 2008 and December 29, 2007, respectively. Cash flows from discontinued operations are not material and are combined with cash flows from continuing operations within our condensed consolidated statement of cash flows categories.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at June 28, 2008 totaled $1.6 billion, and our debt and capital lease obligations totaled $5.3 billion.

In the second quarter of 2008, we decided to divest our Handheld and Digital Television divisions and classify them as discontinued operations for financial reporting. We believe the absence of any cash flows from our discontinued operations will not have a material impact on our future liquidity and financial position. Accordingly, we have combined cash flow from discontinued operations with cash flow from continuing operations within each cash flow statement category stated below.

Net Cash Used in Operating Activities

Net cash used in operating activities was $226 million in the first six months of 2008. Non-cash charges included in the net loss of $1.5 billion consisted primarily of $876 million of goodwill and acquisition-related intangible impairment charges attributable to discontinued operations, $627 million of depreciation and amortization expense, $41 million of stock-based compensation expense and $35 million of other than temporary impairment on marketable securities. These charges were offset by $169 million net gain on the sale and disposal of property, plant and equipment, a majority of which consisted of proceeds from the sale of certain 200-millimeter wafer fabrication equipment, and amortization of foreign grants and subsidies of $46 million. The net changes in operating assets at June 28, 2008 compared to December 30, 2007 included a decrease in accounts payable and other accrued liabilities of $254 million primarily due to our cost cutting programs, a decrease in accounts receivable of $185 million due to a decrease in sales, and a decrease in prepaid and other assets of $34 million primarily related to a decrease in receivables of foreign grants and subsidies.

Net cash used in operating activities was $594 million in the first six months of 2007. Non-cash charges included in the net loss of $1.2 billion consisted primarily of $640 million of depreciation and amortization expense, $59 million of stock-based compensation expense and $29 million related to our share of Spansion’s net loss. These charges were offset by amortization of foreign grants and subsidies of $80 million. The net changes in operating assets at June 30, 2007 compared to December 31, 2006 included a decrease in accounts receivable of $495 million due to improved cash collections during the first six months of 2007, an increase in inventories of $78 million, an increase in prepaid and other assets of $180 million, and a decrease in accounts payable and other accrued liabilities of $262 million. The increase in prepaid and other assets was primarily related to an increase in receivables of foreign grants and subsidies, technology licenses and prepaid insurance. Accounts payable and accrued liabilities decreased primarily because of the timing of payments made to vendors during the first six months of 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities was $31 million in the first six months of 2008, primarily as a result of $429 million of cash used to purchase property, plant and equipment, payments of $95 million in connection with the exercise of our call option to repurchase the limited partnership interest in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG, and a payment of $34 million for a technology license, partially offset by $361 million of proceeds from the sale of 200-millimeter wafer fabrication equipment and $164 million in net proceeds from the sale and maturity of available-for-sale securities.

Net cash used in investing activities was $1.1 billion in the first six months of 2007, primarily as a result of $1 billion of cash used to purchase property, plant and equipment, and a net cash outflow of $129 million from purchases and maturity of available-for-sale securities. This was partially offset by proceeds of $13 million from the sale of part of our investment in Spansion Inc.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $135 million in the first six months of 2008 primarily due to proceeds of grants and subsidies from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $104 million and for the Fab 38 project of $42 million. In addition, we received proceeds of $65 million from the sale of certain of our accounts receivable to IBM Credit LLC pursuant to a Sale of Receivables – Supplier Agreement, partially offset by $51 million of payments for debt and capital lease obligations and payments of $38 million in connection with the exercise of our call option to repurchase the silent partnership contributions in AMD Fab 36 KG held by Fab 36 Beteiligungs GmbH & Co. KG. See Part II, Item 5 “Other Information” for additional information regarding the Sale of Receivables – Supplier Agreement.

Net cash provided by financing activities was $1.6 billion in the first six months of 2007 primarily due to the issuance of $2.2 billion of 6.00% Notes during the second quarter of 2007, $156 million of grants and subsidies from the Federal State of Saxony for the Fab 36 project, and $46 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan and the exercise of employee stock options. These amounts were offset by $531 million of payments for debt and capital lease obligations, which included a prepayment of $500 million under our October 2006 Term Loan, and $182 million for the purchase of the capped call in connection with the 6.00% Notes. During the first six months of 2007, we did not realize any excess tax benefits related to stock-based compensation. Therefore, we did not record any financing cash flows due to our net operating loss carry-forward and 100 percent valuation allowance on our U.S. deferred tax assets.

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at June 28, 2008, anticipated cash flow from operations and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and over the longer term, including approximately $470 million we plan to spend for capital expenditures during the remainder of fiscal 2008. Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the current weakness in market conditions and the possibility of a further deterioration in market conditions or other occurrences, there can be no certainty that such funding will be available on terms favorable to us or at all.

Auction Rate Securities. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for our ARS, we obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to access fair value, which included liquidity, rating, and discounted cash flows associated with these ARS. In addition, we performed a net present value calculation on expected future cash flows. Based on these factors, we concluded that the fair value of our ARS was lower than par and recorded an other than temporary impairment charge of $12 million for the period ended June 28, 2008. In the second calendar quarter of 2008, in markets where similar securities are traded, there has been an increase in securities called. As of June 28, 2008, we classified our investments in ARS as current assets because we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months through a future successful auction or sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities.

Our investments in ARS include approximately $136 million of student loan ARS, $32 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 97 percent of our ARS holdings are AAA rated investments, and all of the $136 million student loan ARS are guaranteed by the Federal Family Educational Loan Program.

We are not dependant on liquidating our ARS in the next twelve months in order to meet our liquidity needs. At this time, we believe that the current illiquidity of these investments is temporary. We will continue to monitor and assess the situation by considering factors including the success or continued failure of future auctions, possible failure of the investments to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to long-term, or result in a conclusion that these investments are further impaired. If we determine that the fair value of our ARS has further declined and such a decline is temporary, we would record a temporary impairment within other comprehensive income, a component of our stockholders’ equity. If we determine that such decline in fair value is other than temporary, we would record further impairment charge in our consolidated statements of operations, which could materially adversely impact our results of operations.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at June 28, 2008, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$—	$1,500	$—
6.00% Senior Notes due 2015	2,200	—	—	—	—	—	2,200
Fab 36 Term Loan	795	89	246	290	170	—	—
Repurchase obligations to Fab 36 Partners (1)	63	31	32	—	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	390	—
Other debt	11	1	2	2	1	2	3
Other long-term liabilities	114	—	42	43	3	8	18
Aggregate interest obligation (2)	1,486	154	283	262	250	218	319
Obligations under capital leases (3)	448	22	43	43	43	43	254
Operating leases	315	35	63	56	31	27	103
Unconditional purchase commitments (4)	2,112	402	521	289	220	112	568

Total contractual obligations	$9,434	$734	$1,232	$985	$718	$2,300	$3,465

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the remaining unaffiliated limited partner of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

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

Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements

Our 300-millimeter wafer fabrication facility, Fab 36, is owned by AMD Fab 36 Limited Liability Company & Co. KG (or AMD Fab 36 KG), a German limited partnership. We control the management of AMD Fab 36 KG through a wholly owned Delaware subsidiary, AMD Fab 36 LLC, which is a general partner of AMD Fab 36 KG. AMD Fab 36 KG is our indirect consolidated subsidiary.

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

The funding to construct and facilitize Fab 36 has consisted of:

•

equity contributions from us of $923 million under the partnership agreements, revolving loans from us of up to approximately $1.2 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $505 million from Leipziger Messe and Fab 36 Beteiligungs;

•	a loan of approximately $893 million from a consortium of banks, which was fully drawn as of December 2006;

•

up to approximately $857 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $627 million of cash has been received as of June 28, 2008;

•

up to approximately $36 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity at our Dresden site, of which $9 million has been received as of June 28, 2008; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of June 28, 2008, we contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These amounts have been eliminated in our consolidated financial statements.

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

Effective as of October 10, 2006, we amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG borrowed in U.S. dollars To protect the lenders from currency risks, if our consolidated cash is below $1 billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.)

In October 2006, AMD Fab 36 KG borrowed $645 million (the First Installment), and in December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of June 28, 2008, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $795 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of June 28, 2008, the rate of interest was 4.58375 percent for the First Installment and 4.57125 percent for the Second Installment. This loan is repayable in quarterly installments and terminates in March 2011. An aggregate of $98 million has been repaid as of June 28, 2008.

The amended and restated Fab 36 Term Loan also sets forth certain covenants applicable to AMD Fab 36 KG. For example, for as long as group consolidated cash is at least $1 billion, our credit rating is at least B3 by Moody’s and B- by Standard & Poor’s, and no event of default has occurred, the only financial covenant that AMD Fab 36 KG is required to comply with is a loan to fixed asset value covenant. Specifically, the loan to fixed asset value (as defined in the Fab 36 Term Loan) as at the end of any relevant period specified in Column A below cannot exceed the percentage set out opposite such relevant period in Column B below:

Column A (Relevant Period)	Column B (Maximum Percentage of Loan to Fixed Asset Value)
up to and including 31 December 2008	50 percent
up to and including 31 December 2009	45 percent
Thereafter	40 percent

As of June 28, 2008, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B1 with Moody’s and B with Standard and Poor’s as of June 28, 2008. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

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

As of June 28, 2008, group consolidated cash was greater than $500 million and, therefore, the financial covenants were not applicable.

If our group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding fiscal quarter, of not less than $1.75 billion.

In addition, if our group consolidated cash declines below the amounts set forth above, we would be required to maintain EBITDA (as defined in the Fab 36 Term Loan) as of the last day of each preceding fiscal period set forth below in an amount not less than the amount set forth below opposite the date of such preceding fiscal period:

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

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $923 million, Leipziger Messe provided an aggregate of $316 million and Fab 36 Beteiligungs provided an aggregate of $189 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36 and have been made in full.

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

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe, first exercisable three and one-half years after Leipziger Messe has completed its capital contribution and every three years thereafter. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had the same call option rights over the partnership interests held by Fab 36 Beteiligungs and exercised the option on April 1, 2008 for approximately $95 million. As of June 28, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $252 million, of which $189 million was for its limited partnership interests and $63 million was for its silent partnership interests.

In addition, commencing five years after the completion of its capital contribution, Leipziger Messe has the right to sell its limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put its limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe also has a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is Leipziger Messe’s capital account balance plus accumulated or accrued profits. The purchase price under the call option is the same amount, plus a premium of $5.5 million. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s silent partnership interests in annual 25 percent installments. As of June 28, 2008, of the $126 million of Leipziger Messe’s silent partnership interests, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $63 million.

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

Leipziger Messe’s limited partnership contributions and the New Silent Partnership Portion described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, we initially record these contributions as minority interest, based on its fair value. Each accounting period, we increase the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as minority interest. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

In addition to support from us and the consortium of banks referenced above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $857 million, depending on the level of capital investments by AMD Fab 36 KG, and $36 million, depending on the level of capital investments for expansion of production capacity at our Dresden site.

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

As of June 28, 2008, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2007 as well as cash grants of $221 million for capital investments made in 2003 through the first half of 2008 and a prepayment for capital investments planned for the second half of 2008. The Fab 36 Loan Agreements also require that we:

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

In February 2006, we redeemed 35 percent (or $210 million) of the aggregate principal amount outstanding of our 7.75% Notes. The holders of our 7.75% Notes received 107.75 percent of the principal amount of our 7.75% Notes plus accrued interest. In connection with this redemption, we recorded a charge of approximately $16 million, which represents our 7.75% redemption premium, and a charge of $4 million, which represents 35 percent of the unamortized issuance costs incurred in connection with the original issuance of our 7.75% Notes.

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $70 million of payments due under certain software and technology licenses that will be paid through 2010 and $38 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of June 28, 2008, primarily consisted of $401 million of deferred grants and subsidies related to the Fab 36 in Dresden and a $16 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long Term Liabilities in the Contractual Obligations table above also excludes $145 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at June 28, 2008. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $26 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of June 28, 2008, we had aggregate outstanding capital lease obligations of $243 million. Included in this amount is $224 million in obligations under certain energy supply contracts which AMD entered into with local energy suppliers to provide our Dresden wafer fabrication facilities with utilities (gas, electricity, heating and cooling) to meet the energy demands for our manufacturing requirements. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built, under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of June 28, 2008 were $315 million, of which $41 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of June 28, 2008, were $2.1 billion for periods through 2020. These purchase commitments include $1 billion related to contractual obligations of our Dresden facilities to purchase energy and gas and approximately $375 million representing future payments to IBM for the period from March 30, 2008 through 2011 pursuant to our joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

In connection with the acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act, including that we will: increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada through a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments. We expect that commitments relating to our Handheld and Digital Television business units will no longer apply to the extent that these units are divested.

Sale of Receivables Classified as Other Short-Term Obligations

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of June 28, 2008, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, we classified funds received from the IBM parties as debt according to the requirement of EITF 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of June 28, 2008, $60 million was outstanding under these agreements. This amount appears as other short-term obligations on our consolidated balance sheet and is not considered a cash settlement.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Consolidated Balance Sheet

As of June 28, 2008, the principal guarantee recorded on our consolidated balance sheet was $63 million, which represents the amount of silent partnership contributions that we are required to repurchase from Leipziger Messe and is exclusive of the guaranteed rate of return of an aggregate of approximately $158 million. Of this amount, $31 million is expected to expire by the end of 2008, and $32 million is expected to expire by the end of 2009. No incremental liabilities are recorded on our condensed consolidated balance sheet for this guarantee.

Guarantees of Indebtedness Not Recorded on our Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. We procure advanced photomasks from AMTC and uses them in manufacturing its microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG, with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008.

In December 2002, BAC obtained a $118 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of June 28, 2008, our guarantee of AMTC’s portion of the rental obligation was approximately $10 million and our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $98 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a new $107 million revolving credit facility, of which $99 million was outstanding as of June 28, 2008. The proceeds were used to repay all amounts outstanding under a previous $189 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $63 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. As of June 28, 2008, our liability under this guarantee was $33 million plus our portion of accrued interest and expenses. Our maximum liability under this guarantee is $36 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated whether we should account for this guarantee under the provisions of FIN 45 and concluded it was immaterial to our financial position or results of operations.

Outlook

Our outlook disclosure is based on current expectations and contains forward-looking statements. Reference should be made to “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this section. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements in the following disclosure, see the “Risk Factors” section in this report and such other risks and uncertainties as set forth in this report or detailed in our other SEC reports and filings.

In the seasonally up third quarter of 2008, we expect revenue from continuing operations to increase in line with seasonality. We also expect that in the third quarter of 2008: operating expenses will be approximately 4 percent lower than the second quarter of 2008; amortization expense for acquired intangible assets will be approximately $30 million; and depreciation and amortization expense will be approximately $300 million. We also expect capital expenditures to be approximately $900 million for the entire 2008 fiscal year.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on our consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal 2009.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact our accounting for the $2.2 billion 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We expect to have higher interest expense beginning in the first fiscal quarter of 2009 due to the interest accretion, and the interest expense associated with the 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of the FSP. Based on our preliminary analysis, the interest expense associated with our 6.00% Notes will be approximately $17 million, $26 million and $30 million higher for fiscal years 2007, 2008 and 2009 respectively, as a result of adopting this FSP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have not been significant changes in the market risk since December 29, 2007, except as follows:

As of June 28, 2008, we had approximately $180 million investments in ARS after recording an other than temporary impairment charge of $12 million. During the first six months of 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market during the first six months of 2008. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As of June 28, 2008, we owned a total 14,037,910 shares, or approximately 8 percent, of the outstanding common stock of Spansion, Inc. Our carrying cost of the investment was $32 million, which represented the fair value of this investment based on the closing market price of Spansion’s common stock on June 27, 2008. We recorded an impairment charge of $24 million during the second quarter of 2008. To the extent that the fair value of our investment in Spansion changes in the future due to fluctuations in Spansion’s stock price, we may record further impairment charges. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

As of June 28, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal controls over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

AMD and AMDISS v. Intel Corporation and Intel Kabushiki Kaisha, Civil Action No. 05-441, in the United States District Court for the District of Delaware.

At a hearing on June 5, 2008, the court reset the trial date to February 15, 2010.

GPU Class Action Lawsuits

On April 24, 2008, plaintiffs filed their motions for class certification, and on May 20, 2008, defendants filed oppositions to plaintiffs’ motions. The court held a hearing on plaintiffs’ motions for class certification on July 1 and 2, 2008. On July 18, 2008, the court denied the indirect purchasers’ motion for class certification in its entirety and granted class certification only to a limited class of individuals and entities who purchased graphics processing card products online from defendants’ websites in the United States during the period from December 4, 2002 to November 7, 2007.

AMD v. Samsung Electronics Co. et al

On February 19, 2008, AMD and ATI Technologies ULC filed a complaint against Samsung Electronics Co., Ltd. and related Samsung entities alleging infringement of six AMD patents. The complaint was amended in May 2008 to add a seventh patent and also to add two additional Samsung entities as defendants to the suit. The case is filed in U.S. District Court, Northern District of California, case number 3:08-CV-0986-SI. The AMD patents generally relate to semiconductors, semiconductor memory, and related products. We are seeking damages and injunctive relief. Samsung filed an answer and counterclaims on May 15, 2008, alleging infringement by us of six Samsung patents. The Samsung patents generally relate to semiconductor fabrication and design. Our reply to Samsung’s counterclaims is due August 2, 2008. Samsung is seeking damages and injunctive relief.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

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

During the first quarter of 2008, we decided to decrease our total fiscal 2008 capital expenditures from $1.1 billion to approximately $900 million. Our ability to fund capital expenditures in accordance with our business plan depends on generating sufficient cash flow from operations and the availability of external financing, if necessary. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of June 28, 2008, we had approximately $1.6 billion in cash, cash equivalents and marketable securities. During the first six months of 2008, we incurred substantial losses that have had a negative impact on cash balances. During the first six months of 2008, net cash used in operating activities was $226 million and net cash used in investing activities was $31 million.

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

As of June 28, 2008, we had consolidated debt of $5.3 billion. Our substantial indebtedness may:

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

For the second quarter of fiscal 2008, we incurred a net loss of approximately $1.2 billion. We have taken and plan to continue to undertake a number of actions to decrease our expenses and realign our cost structure. For example, in April 2008, we commenced headcount reductions, with the goal of reducing headcount by approximately 10 percent by the end of the fourth quarter of 2008. Similarly, we intend to decrease fiscal 2008 capital expenditures by about $200 million to a total of $900 million. We cannot assure you that we will be able to reduce our expenses as planned, and if we are unable to do so, our goal of achieving operating profitability could fail to materialize in accordance with our expectations. In addition, if these reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We have not realized all of the anticipated benefits of our acquisition of ATI Technologies Inc., and may continue to incur future impairments of goodwill and assets related to the business acquired from ATI.

We have not realized all of the anticipated benefits of our acquisition of ATI. In the fourth quarter of 2007, we performed our annual impairment analysis with respect to the goodwill associated with the businesses acquired from ATI and, based on the outcome of that analysis, we also evaluated our acquisition-related intangible assets for impairment. We determined that goodwill recorded as a result of the acquisition of ATI was impaired, and incurred a goodwill impairment charge of approximately $1.3 billion, as well as an impairment charge of $349 million related to acquisition-related identifiable intangible assets acquired from ATI. These charges resulted in a reduction of the carrying values of goodwill and acquisition related intangible assets as recorded on our balance sheet and were based on an updated long-term financial outlook for the former ATI operations that was lower than previously calculated.

Moreover, during the second quarter of 2008 we performed an interim impairment analysis of the goodwill and intangible assets associated with the Handheld and Digital Television businesses acquired from ATI, which prior to the second quarter of 2008 were reported as part of the Consumer Electronics segment. We undertook the analysis because we decided to divest the businesses, which we determined were not directly aligned with our core strategy. As of the second quarter of 2008, these businesses are classified as “discontinued operations” for financial reporting purposes. As a result of our interim impairment analysis, we concluded that the carrying amounts of goodwill and certain definite-lived intangible assets associated with our Handheld and Digital Television business units were impaired and recorded a goodwill impairment charge of $799 million and a definite-lived intangible asset impairment charge of $77 million. In addition as of June 28, 2008, the carrying amounts of goodwill were $161 million for our Computing Solutions segment and $784 million for our Graphics segment (which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology) and $318 million for our discontinued operations. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expects to receive from any divestiture of these businesses.

However, actual performance in the near-term and longer-term or cash flow from divesture of any of the assets related to these operations could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

Our ability to realize the benefits of the continuing operations of ATI depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating those businesses with the businesses of AMD, and failure to realize these anticipated benefits could have a further adverse affect on our business. Our success in realizing these benefits and the timing of this realization depends upon our ability to continue to integrate ATI’s chipset, graphics and game console operations. Difficulties may include, among others:

•	retaining key employees;

•	coordinating sales and marketing functions;

•	preserving our customer, supplier, ecosystem partner and other important relationships;

•	aligning and executing on new product roadmaps;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

Any inability to continue to integrate successfully could have a material adverse effect on us.

Our inability to divest our Handheld and Digital Television businesses could materially adversely affect our business.

Although we have decided to divest our Handheld and Digital Television businesses, we cannot assure you that we will be able to divest these businesses on terms favorable to us or at all. If we are unable to divest either of these businesses, we may be required to shut these businesses down, which will negatively impact our results of continuing operations. In addition, we may have to record additional goodwill impairment charges and definite-lived intangible asset impairment charges, as well as potential significant shut-down costs.

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

Collectively, our top four customers accounted for approximately 40 percent of our total revenue in the second quarter of 2008. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics and consumer electronics businesses in the future. For example, during the second quarter of 2008, one DTV manufacturer accounted for over 20 percent of the revenue of our Consumer Electronics segment. Also during the second quarter of 2008, four customers accounted for over 40 percent of the revenue of our Graphics segment. If one of our top microprocessor, graphics business or consumer electronics customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

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

The markets in which our products are sold are very competitive, and delivering the latest and best products to market on a timely basis is critical to achieving revenue growth. We expect competition to intensify due to rapid technological changes, frequent product introductions and aggressive pricing by competitors. We believe that the main factors that determine our competitiveness are product quality, power consumption, reliability, speed, size (or form factor), cost, selling price, adherence to industry standards, software and hardware compatibility and stability, brand recognition, timely product introductions and availability. After a product is introduced, costs and average selling prices normally decrease over time as production efficiency improves, and successive generations of products are developed and introduced for sale. We expect that competition will continue to be intense in these markets and our competitors’ products may be less costly, provide better performance or include additional features that render our products uncompetitive. With respect to our graphics products, Intel and Nvidia are our competitors. Some competitors may have greater access or rights to companion technologies, including interface, processor and memory technical information. Competitive pressures could adversely impact the demand for our products, which could harm our revenue and gross margin. For example, during the second quarter of 2008, we experienced a competitive pricing environment for our lower end graphics products and reduced prices for some of our graphics products in response to our competitor’s price cuts.

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

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with us. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing us from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. The Court has reset the trial of this matter from April 2009 to February 2010.

If our antitrust lawsuits against Intel are ultimately unsuccessful, our business, including our ability to increase market share in the microprocessor market, could be materially adversely affected.

Our operating results are subject to quarterly and seasonal sales patterns.

A substantial portion of our quarterly sales have historically been made in the last month of the quarter. This uneven sales pattern makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, our operating results tend to vary seasonally. For example, demand in the retail sector of the PC market is often stronger during the fourth quarter as a result of the winter holiday season. European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends that are beyond our control.

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

It is difficult to predict future growth or decline in the demand for our products, making it very difficult to estimate requirements for production capacity. During periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products for which demand is lower than we anticipate. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. If the demand for our microprocessor products is not consistent with our increased expectations, we may under-utilize our manufacturing facilities or we may not fully utilize the reserved capacity at Chartered Semiconductor Manufacturing’s foundry. This may have a material adverse effect on us.

Manufacturing capacity constraints and manufacturing capacity utilization rates may have a material adverse effect on us.

There may be situations in which our microprocessor manufacturing facilities, including our foundries, are inadequate to meet the demand for certain of our microprocessor products. Capacity addition is dependent on many factors such as tool delivery, lead-times, installation and qualification. In addition, we have slowed the conversion of Fab 30 into a 300 millimeter wafer manufacturing facility. Our inability to provide sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could result in an adverse effect on our relationships with customers, which could have a material adverse effect on us.

In November 2004, we entered into sourcing and manufacturing technology agreements with Chartered Semiconductor Manufacturing whereby Chartered agreed to become a contract manufacturer for our AMD64-based microprocessors. The ability of Chartered to continue to ramp production on a timely basis depends on several factors beyond our control, including Chartered’s ability to continue to implement our technology at their facilities on a timely basis and their available capacity. While currently, our owned manufacturing facilities are underutilized, if we do not have or cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

We rely on third party foundries and other contractors to manufacture certain products.

We rely on independent foundries such as Taiwan Semiconductor Manufacturing Company and United Microelectronics Corp. to manufacture our graphics and chipset products. Chartered Semiconductor Manufacturing manufactures some of our microprocessor products and products for consumer electronics devices. We also rely on third party manufacturers to manufacture our high end graphics boards. Independent contractors also perform the assembly, testing and packaging of these products. We obtain these manufacturing services for our graphics and chipset products and products for consumer electronics devices on a purchase order basis and these manufacturers are not required to provide us with any specified minimum quantity of product. Accordingly, our graphics and consumer electronics businesses depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. The manufacturers we use also fabricate wafers and assemble, test and package products for other companies, including certain of our competitors. They could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.

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

Improving our microprocessor manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced product and process technologies;

•	successfully transition to advanced process technologies;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities;

•	sustain continuous improvement levels at traditional rates, such as through our automated prevision manufacturing efforts; and

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies.

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

If we are unable to comply with the covenants in the subsidy grant documents that we receive from the State of Saxony, the Federal Republic of Germany and/or the European Union for Fab 30, Fab 36 , Fab 38 or other research and development projects we may undertake in Germany, we may forfeit or have to repay our subsidies, which could materially adversely affect us.

We receive capital investment grants and allowances from the State of Saxony and the Federal Republic of Germany for Fab 36. We have also received capital investment grants and allowances as well as interest subsidies from these governmental entities for Fab 30 and Fab 38. From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with any of the covenants in the grant documents, we could be materially adversely affected.

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

As at June 28, 2008, our investments in ARS included approximately $136 million of student loan ARS, $32 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 97 percent of our ARS holdings were AAA rated investments and all of the $136 million student loan ARS were guaranteed by the Federal Family Educational Loan Program. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result the liquidity of these investments may be impacted.

Under the guidance of SFAS 157 we determined that the fair value of our ARS was less than their carrying value and as a result, we recorded an “other than temporary” impairment charge of $12 million. At this time, we believe that the current illiquidity of these investments is temporary. Because of the unprecedented events in the ARS market, we can not predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be require to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue was 86 percent in the second quarter of 2008, and China was one of our largest and fastest growing markets.

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

We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Gray market products entering the market result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channel compete with heavily discounted gray market products, which adversely affects demand for our products. In addition, our inability to control gray market activities could result in customer satisfaction issues, because any time products are purchased outside our authorized distribution channel, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or used products represented as new. Our inability to control sales of our products on the gray market could have a material adverse effect on us.

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

With respect to intellectual property litigation, from time to time, we have been notified, or third parties may bring or have brought actions against us, based on allegations that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially up to and including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or could damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000-2004 with respect to transactions between ATI and its subsidiaries. The audit has been completed and we have received a letter of proposed adjustments from the CRA, which we are currently reviewing. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

ITEM 5.	Other Information.

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables.

Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. The AMD parties agreed to pay program fees to the IBM parties calculated as a percentage of the face value of the invoices. These program fees are calculated according to 45-day or 60-day settlement periods. For a 45-day settlement period, the AMD parties agreed to pay fees equal to 0.594% of the face value of the invoices that are purchased by the IBM parties. For a 60-day settlement period, the AMD parties agreed to pay fees equal to 0.864% of the face value of the invoices that are purchased by the IBM parties. In the event the base rate, defined as one month LIBOR, increases or decreases by more than 0.25% above or below the base rate as defined in the sales agreements, the 45-day fee will be adjusted by a corresponding increase or decrease of 0.021%, and the 60-day fee will be adjusted by a corresponding increase or decrease of 0.0313%. The sale of invoices have been made on a limited non-recourse basis, with recourse limited to certain exceptions that are not related to the financial condition or credit of the applicable AMD customer (e.g., the breach by an AMD party of representations, warranties and covenants contained in the sales agreements). Subject to limited non-recourse exceptions, each AMD party has the option, but not the obligation, to repurchase products sold to any AMD customer that are returned to the respective IBM party. The purchase price for such products is the then applicable fair market value of such products.

The terms of each sales agreement is for a period of one year, with automatic renewal periods of one year each unless terminated earlier by either party with at least 30 days’ prior written notice. A sales agreement may also be terminated immediately by either party for cause. In addition, a sales agreement may be terminated immediately in the event of a change of control of either party.

As of June 28, 2008, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, we classified funds received from the IBM parties as debt according to the requirement of EITF 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of June 28, 2008, $60 million was outstanding under these agreements. This amount appears as other short-term obligations on our consolidated balance sheet.

ITEM 6.	EXHIBITS

10.1	Sale of Receivables Supplier Agreement dated March 26, 2008 between Advanced Micro Devices, Inc. and IBM Credit LLC.

10.2	Sale of Receivables Supplier Agreement dated March 26, 2008 between AMD International & Sale and Service, Ltd. and IBM United Kingdom Financial Services Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: August 6, 2008	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President, Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting officer