Form 10-Q
period 2008-09-27
ADVANCED MICRO DEVICES INC
filed 2008-11-06
CIK 2488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2008: 608,486,947.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions except per share amounts)
Net revenue	$1,776	$1,558	$4,581	$3,997
Cost of sales	871	923	2,376	2,608

Gross margin	905	635	2,205	1,389
Research and development	422	431	1,319	1,261
Marketing, general and administrative	313	346	984	1,029
Amortization of acquired intangible assets and integration charges	30	39	89	127
Restructuring charges	9	—	39	—

Operating income (loss)	131	(181)	(226)	(1,028)
Interest income	7	19	32	54
Interest expense	(87)	(95)	(277)	(272)
Other income (expense), net	(4)	(1)	(15)	(8)

Income (loss) before minority interest, equity in loss of Spansion Inc. and other and income taxes	47	(258)	(486)	(1,254)
Minority interest in consolidated subsidiaries	(7)	(9)	(27)	(26)
Equity in net loss of Spansion Inc. and other	(9)	(57)	(33)	(86)

Income (loss) from continuing operations before income taxes	31	(324)	(546)	(1,366)
Provision (benefit) for income taxes	(1)	20	(1)	59

Income (loss) from continuing operations	32	(344)	(545)	(1,425)
Income (loss) from discontinued operations, net of tax	(159)	(52)	(1,129)	(182)

Net income (loss)	$(127)	$(396)	$(1,674)	$(1,607)

Per share data:
Basic and diluted
Continuing operations	$0.05	$(0.62)	$(0.90)	$(2.59)
Discontinued operations	$(0.26)	$(0.09)	$(1.86)	$(0.33)

Net income (loss) per common share	$(0.21)	$(0.71)	$(2.76)	$(2.92)

Shares used in per share calculation:
Basic and diluted	608	554	607	551

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 27, 2008 (unaudited)	December 29, 2007 *
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$1,432
Marketable securities	233	457

Total cash and cash equivalents and marketable securities	1,341	1,889
Accounts receivable	626	613
Allowance for doubtful accounts	(6)	(10)

Total accounts receivable, net	620	603
Inventories:
Raw materials	39	46
Work-in-process	523	464
Finished goods	282	292

Total inventories	844	802
Deferred income taxes	20	64
Prepaid expenses and other current assets	240	396
Assets of discontinued operations	232	1,304

Total current assets	3,297	5,058
Property, plant and equipment:
Land and land improvements	50	49
Buildings and leasehold improvements	1,797	1,035
Equipment	4,904	6,109
Construction in progress	404	677

Total property, plant and equipment	7,155	7,870
Accumulated depreciation and amortization	(2,715)	(3,159)

Property, plant and equipment, net	4,440	4,711
Acquisition related intangible assets, net (see Note 3)	224	311
Goodwill (see Note 3)	945	950
Other assets	535	520

Total assets	$9,441	$11,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737	$992
Accrued compensation and benefits	143	183
Accrued liabilities	850	815
Income taxes payable	27	72
Deferred income on shipments to distributors	65	101
Current portion of long-term debt and capital lease obligations	266	238
Other short-term obligations (see Note 14)	94	—
Other current liabilities	199	198
Liabilities of discontinued operations	11	26

Total current liabilities	2,392	2,625
Deferred income taxes	4	6
Long-term debt and capital lease obligations, less current portion	4,874	5,031
Other long-term liabilities (see Note 7)	657	633
Minority interest in consolidated subsidiaries	175	265
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; 1,500 shares authorized on September 27, 2008 and December 29, 2007; shares issued: 616 on September 27, 2008 and 612 on December 29, 2007; shares outstanding: 608 on September 27, 2008 and 606 on December 29, 2007	6	6
Capital in excess of par value	6,078	6,016
Treasury stock, at cost (7 shares on September 27, 2008 and December 29, 2007)	(97)	(95)
Retained earnings (deficit)	(4,774)	(3,100)
Accumulated other comprehensive income	126	163

Total stockholders’ equity	1,339	2,990

Total liabilities and stockholders’ equity	$9,441	$11,550

See accompanying notes to consolidated financial statements.

*	Amounts as of December 29, 2007 were derived from the December 29, 2007 audited financial statements, adjusted for discontinued operations.

Advanced Micro Devices, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,674)	$(1,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest in consolidated subsidiaries	24	26
Depreciation and amortization	920	974
Provision for doubtful accounts	(6)	(6)
Equity in net loss of Spansion Inc. and other	33	86
(Benefit) provision for deferred income taxes	(65)	25
Amortization of foreign grant and subsidy income	(72)	(127)
Net (gain) loss on sale/ disposal of property, plant and equipment	(164)	(5)
Compensation recognized under employee stock plans	62	86
Non-cash foreign exchange (gain) loss	(39)	25
Other than temporary impairment on auction rate securities	12	—
Impairment of goodwill and acquired intangible assets	1,003	—
Other	(5)	17
Changes in operating assets and liabilities:
Accounts receivable	(76)	479
Inventories	(43)	(23)
Prepaid expenses and other current assets	56	(180)
Other assets	(2)	6
Accounts payables and accrued liabilities	(456)	(70)
Income taxes payable	50	(77)

Net cash used in operating activities	(442)	(371)

Cash flows from investing activities:
Purchases of property, plant and equipment	(511)	(1,419)
Proceeds from sale of property, plant and equipment	343	42
Proceeds from sale of Spansion Inc. stock	—	157
Purchases of available-for-sale securities	(200)	(406)
Proceeds from sale and maturity of available-for-sale securities	379	255
Purchase of limited partner contribution	(95)	—
Other	6	22

Net cash used in investing activities	(78)	(1,349)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(98)	(2,255)
Proceeds from borrowings, net of issuance costs	182	3,649
Payments on return of limited partnership contributions	(19)	(48)
Payments under silent partnership obligation	(38)	—
Purchase of capped call instrument in connection with borrowings	—	(182)
Net proceeds from foreign grants and subsidies	154	210
Proceeds from issuance of common stock under stock-based compensation plans	—	62
Other	15	—

Net cash provided by financing activities	196	1,436

Net decrease in cash and cash equivalents	(324)	(284)

Cash and cash equivalents at beginning of period	1,432	1,380

Cash and cash equivalents at end of period	$1,108	$1,096

Non-cash investing and financing activities:
Capital leases	$—	$58

See accompanying notes to condensed consolidated financial statements.

Advanced Micro Devices, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Advanced Micro Devices, Inc. and subsidiaries (the Company or AMD) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 27, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The Company uses a 52-to-53 week fiscal year ending on the last Saturday in December. The quarters and nine months ended September 27, 2008 and September 29, 2007 each consisted of 13 and 39 weeks.

As a result of the Company’s evaluation of the viability of its non-core businesses in the second quarter of 2008, the Company determined that its Handheld and Digital Television business units are not directly aligned with its core strategy of computing and graphics market opportunities. Therefore, the Company decided to divest these business units, which were previously part of the Consumer Electronics segment, and to classify them as discontinued operations in the financial statements in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). Cash flows from discontinued operations are not material and are combined with cash flows from continuing operations within condensed consolidated statement of cash flows categories. (See Note 12)

The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 27, 2008 and December 29, 2007. The historical results of operations of these businesses have been segregated from the Company’s continuing operations and are included in income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations. Prior period amounts have been reclassified to conform to current period presentation including discontinued operations.

Principles of Consolidation. The condensed consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries. Upon consolidation all significant intercompany accounts and transactions are eliminated and amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

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

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation provisions of FSP No. 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at September 27, 2008 and December 30, 2007 are the Company’s investment portfolio and derivative contracts.

Recently Issued Accounting Pronouncements. In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first quarter of 2009. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal year 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact the Company’s accounting for its $2.2 billion 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. The Company expects to have higher interest expense beginning in its first quarter of 2009 due to the interest accretion, and the interest expense associated with its 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on the preliminary analysis performed by the Company, the interest expense associated with its 6.00% Notes will be approximately $17 million, $26 million and $30 million higher for fiscal years 2007, 2008 and 2009, respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated this FSP and concluded that its considerations in determining the fair value of the Company’s financial assets when the market for them is not active is consistent with the FSP’s guidance.

2. Stock-Based Incentive Compensation Plans

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases of continuing operations for the quarters and nine months ended September 27, 2008 and September 29, 2007, respectively, which was allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Cost of sales	$2	$2	$8	$7
Research and development	9	12	32	38
Marketing, general, and administrative	7	11	15	36

Total stock-based compensation expense	18	25	55	81
Tax benefit	—	—	—	—

Stock-based compensation expense, net of tax	$18	$25	$55	$81

For each of the quarters ended September 27, 2008 and September 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million. For each of the nine months ended September 27, 2008 and September 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $5 million.

Stock Options. The weighted-average assumptions that the Company applied in the lattice-binomial model that the Company uses to value employee stock options are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Expected volatility	67.36%	60.05%	65.24%	52.53%
Risk-free interest rate	2.71%	4.33%	2.67%	4.58%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.19	3.55	3.19	3.55

For the quarters ended September 27, 2008 and September 29, 2007, the Company granted 1,528,297 and 704,000 employee stock options, respectively, with average estimated grant date fair values of $2.58 and $5.52. For the nine months ended September 27, 2008 and September 29, 2007, the Company granted 12,083,955 and 2,705,000 employee stock options, respectively, with average estimated grant date fair values of $2.98 and $5.93.

Restricted Stock Units and Awards. For the quarters ended September 27, 2008 and September 29, 2007, the Company granted 435,928 and 382,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $5.57 and $12.08. For the nine months ended September 27, 2008 and September 29, 2007, the Company granted 7,724,514 and 6,163,000 shares of restricted stock and restricted stock units, respectively, with an average grant date fair value of $7.24 and $15.01.

Employee Stock Purchase Plan. Beginning with the November 2007 purchase period the Company suspended its employee stock purchase plan (ESPP). Therefore, the Company did not issue any shares under the ESPP during the quarter and nine months ended September 27, 2008. The Company issued 1,217,000 shares and 3,063,000 shares under the ESPP during the quarter and nine months ended September 29, 2007, respectively.

3. Goodwill and Acquisition Related Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the nine month period ended September 27, 2008, were as follows:

	Computing Solutions	Graphics	Consumer Electronics	Total
	(In millions)
Balance at December 29, 2007	$162	$533	$1,212	$1,907
Reclassification due to change in segments (1)	—	254	(254)	—
Goodwill adjustments (2)	(1)	(3)	(5)	(9)
Impairment charges (3)	—	—	(799)	(799)
Reclassification to discontinued operations (3)	—	—	(154)	(154)

Balance at September 27, 2008	$161	$784	$—	$945

(1)	In the second quarter of 2008 the Company began to include royalties received in connection with the sale of game console systems within the operating results of the Graphics segment. As a result, the $254 million goodwill associated with the game console business is now included with the Graphics segment. (See Note 5)

(2)	Adjustments to goodwill primarily represented changes in assumed pre-acquisition income tax liabilities as a result of the acquisition of ATI Technologies, which will continue to be applied to goodwill until ultimately settled with the tax authorities or until the Company adopts the provisions of Statement No. 141(R) Business Combinations (SFAS 141(R)) at the beginning of fiscal year 2009, after which changes will be recorded in the statement of operations.

(3)	In the second quarter of 2008, the Company evaluated the viability of its non-core businesses and determined that its Handheld and Digital Television business units were not directly aligned with its core strategy of computing and graphics market opportunities. Therefore, the Company decided to divest these units and classify them as discontinued operations in the Company’s financial statements. As a result, the Company performed an interim impairment test of goodwill and acquired intangible assets and concluded that the carrying amounts of goodwill and certain finite-lived intangible assets associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge. The remaining carrying values of goodwill and acquired intangible assets related to these business units were reclassified to assets of discontinued operations. (See Note 12)

The balances of acquisition-related finite-lived intangible assets as of September 27, 2008, were as follows:

	Intangible Assets, Gross December 29, 2007	Net Book Value December 29, 2007	Amortization Expense Nine months ended September 27, 2008	Impairment charge(1)	Reclassification to discontinued operations (1)	Net Book Value September 27, 2008	Weighted Average Amortization Period
	(In millions)						(In months)
Developed product technology	$403	$240	$(57)	$(60)	$(83)	$40	50
Game console royalty agreements	147	113	(22)	—	—	91	60
Customer relationships	257	182	(37)	(14)	(66)	65	48
Trademark and trade name	62	52	(6)	(3)	(15)	28	84
Customer backlog	36	—	—	—	—	—	14

Total	$905	$587	$(122)	$(77)	$(164)	$224

(1)	As a result of the goodwill impairment test pursuant to which the Company concluded that the carrying values of the goodwill associated with its Handheld and Digital Television business units was impaired, the Company performed an impairment test on the acquisition-related intangible assets associated with these business units. Based on the test results, the Company concluded that carrying amounts of certain acquisition-related finite-lived intangible assets associated with its Handheld and Digital Television business units exceeded their estimated fair values and recorded an impairment charge. In addition, due to the Company’s decision to divest these two business units, the remaining carrying costs of the acquisition-related intangible assets have been reclassified to discontinued operations. (See Note 12)

Estimated future amortization expense related to acquisition-related intangible assets is as follows:

Fiscal year	Amortization expense
(In millions)
Remaining 2008	$29
2009	76
2010	70
2011	38
2012	6
Thereafter	5

Total	$224

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

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions except per share data)
Numerator:
Numerator for basic and diluted income (loss) from continuing operations per common share	$32	$(344)	$(545)	$(1,425)
Numerator for basic and diluted income (loss) from discontinued operations per common share	$(159)	$(52)	$(1,129)	$(182)

Numerator for basic and diluted net income (loss) per common share	$(127)	$(396)	$(1,674)	$(1,607)

Denominator:
Denominator for basic income (loss) per share– weighted-average shares	608	554	607	551
Effect of dilutive potential common shares	— (1)	—	—	—

Denominator for diluted income (loss) per common - weighted-average shares	608	554	607	551

Basic and diluted income (loss) from continuing operations per common share	$0.05	$(0.62)	$(0.90)	$(2.59)
Basic and diluted income (loss) from discontinued operations per common share	$(0.26)	$(0.09)	$(1.86)	$(0.33)

Basic and diluted net income (loss) per common share	$(0.21)	$(0.71)	$(2.76)	$(2.92)

(1)	Less than 1 million shares.

Potential common shares from outstanding stock awards totaling approximately 62 million along with approximately 75 million of common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 for the quarter and nine months ended September 27, 2008, respectively, were not included in the net loss per common share calculation because their inclusion would have been anti-dilutive.

Potential common shares from outstanding stock awards totaling approximately 55 million along with approximately 75 million of common shares issuable under the Company’s 5.75% Convertible Senior Notes due 2012 for the quarter and nine months ended September 29, 2007, respectively, were not included in the net loss per common share calculation because their inclusion would have been anti-dilutive.

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

In the second quarter of 2008, the Company decided to divest its Handheld and Digital Television businesses units, which were previously part of the Consumer Electronics segment. As a result, the Company classified them as discontinued operations in the Company’s financial statements. The CODM began reviewing and assessing operating performance using the following reportable operating segments:

•	the Computing Solutions segment, which includes microprocessors, chipsets and embedded processors and related revenue; and

•

the Graphics segment, which includes graphics, video and multimedia products and related revenue, as well as revenue from royalties received in connection with sales of game console systems that incorporate the Company’s graphics technology.

In addition to the reportable segments, the Company has an All Other category, which is not a reportable segment. This category consists of certain expenses and credits that are not allocated to any of the operating segments because the CODM does not consider these expenses and credits in evaluating the performance of the operating segments. These expenses and credits include primarily employee stock-based compensation expense, amortization of acquired intangible assets, integration charges, restructuring charges and charges for goodwill and intangible asset impairment.

The following table provides a summary of the Company’s net revenue and operating income (loss) by segment with reconciliations to income (loss) from continuing operations for the quarters ended and nine months ended September 27, 2008 and September 29, 2007:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Computing Solutions(1)
Net revenue	$1,391	$1,283	$3,687	$3,299
Operating income (loss)	143	(122)	(29)	(722)
Graphics
Net revenue	385	275	894	698
Operating income (loss)	47	11	22	(55)
All Other
Net revenue	—	—	—	—
Operating income (loss)	(59)	(70)	(219)	(251)
Total
Net revenue	1,776	1,558	4,581	3,997
Operating income (loss)	131	(181)	(226)	(1,028)
Interest income	7	19	32	54
Interest expense	(87)	(95)	(277)	(272)
Other income (expense), net	(4)	(1)	(15)	(8)
Minority interest in consolidated subsidiaries	(7)	(9)	(27)	(26)
Equity in net loss of Spansion Inc. and other	(9)	(57)	(33)	(86)

Income (loss) before income taxes	31	(324)	(546)	(1,366)
Provision (benefit) for income taxes	(1)	20	(1)	59

Income (loss) from continuing operations	$32	$(344)	$(545)	$(1,425)

(1)	Quarter ended September 27, 2008 net revenue includes $191 million of process technology license revenue. Nine months ended September 27, 2008 operating income (loss) includes $191 million process technology license revenue and a $193 million gain on the sale of 200 millimeter equipment.

6. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Net income (loss)	$(127)	$(396)	$(1,674)	$(1,607)
Net change in unrealized gains (losses) on available-for-sale securities	—	(2)	(2)	(2)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	(26)	14	(35)	22
Net change in cumulative translation adjustments	—	(6)	—	(9)

Other comprehensive income (loss)	(26)	6	(37)	11

Total comprehensive income (loss)	$(153)	$(390)	$(1,711)	$(1,596)

7. Other Long-Term Liabilities

The Company’s other long-term liabilities balances at September 27, 2008 and December 29, 2007 were $657 million and $633 million, respectively. Included in these balances were deferred grants and subsidies related to the wafer manufacturing facilities in Dresden in the amounts of $389 million and $401 million for September 27, 2008 and December 29, 2007, respectively.

8. Commitments and Contingencies

Guarantees

Guarantees of Indebtedness Recorded on the Company’s Consolidated Balance Sheet

As of September 27, 2008, the principal guarantee related to indebtedness recorded on the Company’s consolidated balance sheet was for $58 million, which represents the amount of silent partnership contributions that Fab 36 Holding and Fab 36 Admin are required to repurchase from Leipziger Messe GmbH and is exclusive of the guaranteed rate of return obligation aggregating approximately $146 million. Of the $58 million guarantee, $29 million is expected to expire by the end of 2008, and $29 million is expected to expire by the end of 2009.

Guarantees of Indebtedness Not Recorded on the Company’s Condensed Consolidated Balance Sheet

AMTC and BAC Guarantees

The Advanced Mask Technology Center GmbH & Co. KG (AMTC) and Maskhouse Building Administration GmbH & Co. KG (BAC) are joint ventures initially formed by AMD, Infineon Technologies AG (Infineon) and DuPont Photomasks, Inc. (Dupont) for the purpose of constructing and operating an advanced photomask facility in Dresden, Germany. The Company procures advanced photomasks from AMTC and uses them in manufacturing its microprocessors. In April 2005, DuPont was acquired by Toppan Printing Co., Ltd. and became a wholly owned subsidiary of Toppan, named Toppan Photomasks, Inc. (Toppan). In December 2007, Infineon entered into an assignment agreement to transfer its interest in AMTC and BAC to Qimonda AG (Qimonda), with the exception of certain AMTC/BAC related payment guarantees. The assignment became effective in January 2008.

In December 2002, BAC obtained a $110 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of September 27, 2008, the Company’s guarantee of AMTC’s portion of the rental obligation was approximately $9 million and its maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $83 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a new $99 million revolving credit facility, of which $82 million was outstanding as of September 27, 2008. The proceeds were used to repay all amounts outstanding under a previous $175 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $58 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. In September 2008, Qimonda provided cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement and was released from the guarantee agreement. The obligations of the remaining joint venture partners under the guarantee agreement remain the same. As of September 27, 2008, the Company’s potential obligation under this guarantee was $27 million plus its portion of accrued interest and expenses. The Company’s maximum potential liability under this guarantee is $33 million plus its portion of accrued interest and expenses. Under the terms of the guarantee, if the Company’s group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, the Company will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. The Company evaluated this guarantee under the provisions of FIN 45 and concluded it was immaterial to its financial position or results of operations. In the event the transaction with ATIC (as defined below) is consummated and the approval of the partners and banks are received, the Company’s partnership interests in the AMTC and the BAC will be transferred to The Foundry Company. (See Note 15)

Warranties and Indemnities

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

Changes in the Company’s potential liability for product warranties during the nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(In millions)
Balance, beginning of the period	$15	$26
New warranties issued during the period	27	19
Settlements during the period	(10)	(22)
Changes in liability for pre-existing warranties during the period, including expirations	(12)	(9)

Balance, end of the period	$20	$14

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

9. Income Taxes

The Company recorded an income tax benefit of $1 million in the third quarter of 2008 and an income tax provision of $20 million in the third quarter of 2007. For the nine months ended September 27, 2008, the Company recorded an income tax benefit of $1 million and an income tax provision of $59 million for the nine months ended September 29, 2007.

For the third quarter and first nine months of 2008, foreign taxes in profitable locations were substantially offset by discrete tax benefits including the monetization of the U.S. research and development credits pursuant to the Housing and Economic Recovery Act of 2008 and a refund of withholding taxes. The income tax provisions in the third quarter and first nine months of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations.

As of September 27, 2008, substantially all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 27, 2008 in management’s estimate, is not more likely than not to be achieved.

The Company’s gross unrecognized tax benefits decreased by $15 million during the third quarter of 2008 due to the receipt of certain proposed tax adjustments in foreign locations. As a result, the Company has now recognized $110 million of long-term deferred tax assets, previously under a valuation allowance, with $153 million of liabilities for unrecognized tax benefits as of September 27, 2008. The net impact on the effective tax rate of the decrease in the gross unrecognized tax benefits in the third quarter of 2008 was not material because of the valuation allowance. There were no material changes in interest and penalties in the third quarter of 2008.

The IRS commenced the audit of the Company’s 2004 to 2006 tax years during the second quarter of 2008.

During the 12 months beginning September 28, 2008 the Company believes it is reasonably possible that unrecognized tax benefits will decrease by approximately $95 million as a result of the expiration of certain statutes of limitation and audit resolutions.

10. Fair Value Measurements

Assets and (liabilities) measured at fair value are summarized below:

		Fair value measurement at reporting date using
	September 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market mutual funds(1)	$409	$409	$—	$—
Commercial paper(2)	355	—	355	—
Time deposits(3)	192	—	192	—
Certificates of deposit(1)	30	—	30	—
Auction rate securities(4)	180	—	—	180
Marketable equity securities(5)	24	24	—	—
Foreign currency derivative contracts(6)	(37)	—	(37)	—

Total assets	$1,153	$433	$540	$180

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$340 million included in cash and cash equivalents and $15 million included in marketable securities on the Company’s condensed consolidated balance sheet.

(3)	$177 million included in cash and cash equivalents and $15 million included in marketable securities on the Company’s condensed consolidated balance sheet.

(4)	Included in marketable securities on the Company’s condensed consolidated balance sheet.

(5)	$23 million included in marketable securities and $1 million included in other assets on the Company’s condensed consolidated balance sheet.

(6)	Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate security (ARS) investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to the Company by its brokers. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The Company recorded an other-than-temporary impairment charges of $24 million in the second quarter of 2008 and $9 million in the third quarter of 2008 for its investment in Spansion Inc. (See Note 13)

The recent uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. As a result, reliable Level 1 or Level 2 pricing is not available for these ARS. In light of these developments, to determine the fair value for its ARS, the Company obtained broker reports and discussed with brokers the critical inputs that they used in their proprietary models to assess fair value, which included liquidity, credit rating and discounted cash flows associated with these ARS. In addition, the Company performed its own discounted cash flow analyses. Based on the outcomes of these activities, the Company concluded that there was no further reduction in the fair value of its ARS compared to the second quarter of 2008. In the second quarter of 2008, the Company recorded an other-than-temporary impairment charge of $12 million.

Significant considerations in the discounted cash flow model were the credit rating of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow model to determine their fair values as of September 27, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, the estimated discount rates applied to those cash flows and the illiquidity factor, the estimated fair value of these investments could be significantly higher or lower than the fair value determined by the Company as of September 27, 2008.

In October 2008, UBS AG (UBS) offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. As of September 27, 2008, the Company owned $82 million par value of these securities. The Company accepted this offer. From June 30, 2010 and ending July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, the Company will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

The repurchase right represents a freestanding financial instrument (a put option) for accounting purposes. As such, the Company intends to record the fair value of the put option as an asset on its consolidated balance sheet, and record a corresponding gain to earnings during the fourth quarter of 2008.

As of September 27, 2008, the Company classified its investments in ARS as current assets because for a majority of its ARS holdings, it reasonably expects that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months through a future successful auction, a sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. With respect to $82 million of its ARS holdings, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. The Company is not dependant on liquidating its ARS in the next twelve months in order to meet its liquidity needs.

The Company’s investments in ARS include approximately $133 million of student loan ARS, $35 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 81 percent of the Company’s ARS holdings are AAA rated investments and all the $133 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of the Company’s ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

Reconciliation of the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Quarter ended September 27, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Nine months ended September 27, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
	(In millions)
Beginning balance	$180	$—
Transfers of ARS into Level 3	—	210
Redemption at par	—	(18)
Other than temporary impairment	—	(12)

Ending balance, September 27, 2008	$180	$180

Loss for period included in earnings attributable to the Level 3 financial assets still held at September 27, 2008	$—	$12

Total financial assets at fair value classified within Level 3 were 1.9 percent of total assets on the Company’s condensed consolidated balance sheet as of September 27, 2008.

11. Restructuring

In the second quarter of 2008, the Company initiated a restructuring plan (Second Quarter 2008 Restructuring), which included a reduction-in-force (RIF) and certain contract termination costs related to technologies it was no longer pursuing and recorded a total charge of $32 million. The RIF component, which is comprised primarily of severance and costs related to the continuance of certain employee benefits, totaled approximately $23 million. Other exit-related costs, including $6 million of non-cash charges, totaled approximately $9 million.

In the third quarter of 2008, the Company recorded additional severance and related costs of approximately $9 million in connection with the Second Quarter 2008 Restructuring.

These charges have been aggregated and appear on the line item entitled “Restructuring Charges” in the Company’s condensed consolidated statement of operations, with the exception of $2 million in the second quarter of 2008, which are classified as discontinued operations.

The Company anticipates recording approximately $1 million of additional severance in the fourth quarter of 2008 in connection with the Second Quarter 2008 Restructuring and to substantially complete the Second Quarter 2008 Restructuring by the end of fiscal 2008.

The following table provides a summary of the restructuring activities and the related liabilities recorded in Other current liabilities on the Company’s condensed consolidated balance sheet remaining as of September 27, 2008:

(In millions)	Severance and related benefits	Other exit- Related Costs
Balance December 29, 2007	$—	$—
Second quarter charges	23	9
Cash payments	(18)	—
Non-cash charges	—	(6)

Balance June 28, 2008	$5	$3
Third quarter charges	9	—
Cash payments	(8)	—
Non-cash charges	—	(1)

Balance September 27, 2008	$6	$2

12. Discontinued Operations

During the second quarter of 2008, the Company decided to divest its Handheld and Digital Television business units and classified them as discontinued operations in the Company’s financial statements. The Company discontinued amortization and depreciation related to the assets of these business units in the second quarter of 2008. The Company has segregated the assets and liabilities related to discontinued operations from those assets and liabilities related to continuing operations on the Company’s condensed consolidated balance sheets, the Company has segregated the operating results of discontinued operations from those of continuing operations on the Company’s condensed consolidated statements of operations for all periods presented.

As a result of its decision to divest its Handheld and Digital Television business units, the Company performed an interim impairment test of goodwill and acquired intangible assets in the second quarter of 2008 and concluded that the carrying amounts of goodwill and certain finite-lived intangible assets associated with its Handheld and Digital Television business units were impaired and recorded an impairment charge. For goodwill, the impairment charge was determined by comparing the carrying value of goodwill assigned to the Company’s reporting units with the implied fair value of the goodwill. The Company considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated proceeds that the Company expects to receive in connection with any potential divestiture. For acquired intangible assets, the Company assessed the recoverability of the unamortized balances by comparing the undiscounted future net cash flows to the carrying values. For those acquired intangible assets where the carrying values exceeded the undiscounted future net cash flows, the Company measured the amount of impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. The remaining carrying values of goodwill related to these business units were reclassified to assets of discontinued operations.

During the third quarter of 2008, the Company entered into an agreement with Broadcom Corporation and Broadcom International Limited (collectively, Broadcom) to sell certain assets related to the Digital Television business unit for $192.8 million. The asset purchase agreement was subsequently amended to reduce the purchase price to $141.5 million and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, the Company wrote down goodwill $135 million in the third quarter of 2008. (See Note 15)

The results from discontinued operations are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Revenue	$44	$74	$130	$246
Expenses	(68)	(126)	(246)	(428)
Impairment of goodwill and acquired intangible assets	(135)	—	(1,011)	—
Restructuring charges	—	—	(2)	—

Loss from discontinued operations	$(159)	$(52)	$(1,129)	$(182)

The carrying value of the assets of discontinued operations was $232 million and $1.3 billion as of September 27, 2008 and December 29, 2007, respectively. Included in these balances is goodwill and acquired intangible assets in the amounts of $193 million and $1.2 billion as of September 27, 2008 and December 29, 2007, respectively. The carrying value of the liabilities for discontinued operations was $11 million and $26 million as of September 27, 2008 and December 29, 2007, respectively. Assets and liabilities of discontinued operations for the Digital Television business unit have been reclassified to only include the assets acquired by Broadcom. Cash flows from discontinued operations are not material and are combined with cash flows from continuing operations within the condensed consolidated statement of cash flows categories.

13. Equity in net loss of Spansion Inc. and other

Equity in net loss of Spansion Inc. and other for the first six months ended June 30, 2007 consisted of the Company’s share of the operating losses of Spansion Inc. under the equity method of accounting. Effective September 20, 2007, the Company changed its accounting for this investment from the equity method of accounting for this investment as “available-for-sale” marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In the third quarter of 2007, the Company recorded an other than temporary impairment charge of $42 million after giving consideration to Spansion’s operating results and its stock price trends in the preceding six months. The remaining $44 million loss for the nine months ended September 29, 2007 represented the Company’s shares of the operating losses of Spansion Inc. under the equity method of accounting.

In the second quarter of 2008, the Company recorded an other than temporary impairment charge of $24 million after giving consideration to Spansion’s operating results and its stock price trends in the preceding six months. As of September 27, 2008, the Company owned a total 14,037,910 shares, or approximately 9 percent, of Spansion’s outstanding common stock. In the third quarter of 2008, the market value of the Company’s interest in the common stock of Spansion was lower than its carrying value by approximately $9 million. After giving consideration to Spansion’s operating results and its stock price trends in the preceding months as well as the continuing declining trend of its stock price subsequent to the third quarter of 2008, the Company recorded an other than temporary impairment charge of $9 million in the third quarter of 2008 in the line item “Equity in net loss of Spansion Inc. and other” on its condensed consolidated statements of operations.

14. Sale of Receivables Classified as Other Short-Term Obligations

On March 26, 2008, the Company entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of its wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which the Company and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of September 27, 2008, only certain distributor customers have participated in this program. Because the Company does not recognize revenue until its distributors sell its products to their customers, the Company classified funds received from the IBM parties as debt according to the requirement of Emerging Issues Task Force (EITF) Issue No. 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of September 27, 2008, $94 million was outstanding under these agreements. This amount appears as “Other short-term obligations” on the Company’s condensed consolidated balance sheet and is not considered a cash commitment.

15. Subsequent Events

Proposed Manufacturing Joint Venture

On October 6, 2008, the Company entered into a Master Transaction Agreement with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd. Pursuant to the Master Transaction Agreement, the Company and ATIC agreed to form a manufacturing joint venture, initially to be called “The Foundry Company.” Pursuant to the Master Transaction Agreement, the Company will contribute certain assets and liabilities to The Foundry Company, including, among other things, shares of the groups of German subsidiaries owning Fab 30/38 and Fab 36, certain manufacturing assets, employees performing certain manufacturing-related functions, and a portion of the Company’s patent portfolio and intellectual property in exchange for The Foundry Company securities, consisting of one Class A Ordinary Share, 1,680,355 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by The Foundry Company, including the assumption of approximately $1.2 billion of the Company’s debt. ATIC will contribute approximately $1.4 billion of cash to The Foundry Company in exchange for The Foundry Company securities, consisting of one Class A Ordinary Share, 336,071 Class A Preferred Shares, 644,284 Class B Preferred Shares, approximately $84 million aggregate principal amount of Class A Subordinated Convertible Notes and approximately $336 million aggregate principal amount of Class B Subordinated Convertible Notes, and ATIC will pay $700 million in cash to the Company in exchange for the transfer of the Company’s 700,000 Class B Preferred Shares of The Foundry Company to ATIC.

In addition, the Company will issue to WCH, for an aggregate purchase price of approximately $314 million, 58 million shares of the Company’s common stock and warrants to purchase 30 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants will be exercisable after the earlier of (i) public ground-breaking of a proposed manufacturing facility in up-state New York and (ii) 24 months from the date of issuance, and the warrants will have a ten-year term.

Immediately following the closing of the transactions contemplated by the Master Transaction Agreement, The Foundry Company will have only the Company and ATIC as stockholders, each of which at the closing will have equal voting rights, and The Foundry Company will be owned 44.4 percent by the Company and 55.6 percent by ATIC on a fully converted to ordinary shares basis. ATIC’s economic ownership will increase over time based on the differences in securities held by the Company and ATIC, depending on whether the Company elects to invest proportionately with ATIC in future Foundry Company capital infusions.

For accounting purposes, the proceeds the Company receives from the issuance of the shares and the warrants to WCH will be recorded on the Company’s consolidated balance sheet as stockholders’ equity. The issuance of the warrants will have a dilutive effect on the Company’s future net income per share and after the warrants are exercised, the warrant shares issuable upon exercise of the warrants will have a dilutive effect on the Company’s future net income per common share.

Given the structure of the transactions contemplated in the Master Transaction Agreement, the Company will consolidate the accounts of The Foundry Company as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R). Pursuant to the guidance in FIN 46R, The Foundry Company is a variable-interest entity and the Company is deemed to be the primary beneficiary. Therefore, the Company is required to consolidate the accounts of The Foundry Company.

The Company’s issuance of the shares and the warrants is subject to the approval of the Company’s stockholders. Consummation of the transactions contemplated by the Master Transaction Agreement is subject to the satisfaction of certain closing conditions, including approvals from certain government and foreign regulatory authorities.

Completion of Sale of DTV Assets

On October 27, 2008, the Company, Broadcom Corporation and Broadcom International Limited (collectively, Broadcom) executed Amendment No. 1 to the Asset Purchase Agreement previously entered into by the parties in August 2008, pursuant to which the aggregate cash purchase price payable by Broadcom to the Company in consideration for certain assets related to the Company’s Digital Television business unit was reduced from $192.8 million to $141.5 million. As a result of this purchase price reduction, the Company recorded an additional loss from the sale of the DTV assets of approximately $51 million in the third quarter of 2008, which is in addition to the $84 million previously disclosed in the Company’s earnings press release dated October 16, 2008.

Repurchase of Auction Rate Securities

In October 2008, UBS offered to repurchase all of the Company’s ARS that were purchased from UBS prior to February 13, 2008. As of September 27, 2008, the Company owned $82 million par value of these securities. The Company accepted this offer. From June 30, 2010 and ending July 2, 2012, the Company has the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, the Company will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company’s behalf so long as the Company receives par value for the ARS sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means.

The repurchase right represents a freestanding financial instrument (a put option) for accounting purposes. As such, the Company intends to record the fair value of the put option as an asset on its consolidated balance sheet, and record a corresponding gain to earnings during the fourth quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: the demand for our new products; the growth and competitive landscape of the markets in which we participate; our revenues; our cost reduction efforts and anticipated savings from the restructurings; our ability to reduce our breakeven point; our proposed joint venture with ATIC; impairment amounts for goodwill and acquired intangible assets; our intended divestiture of our Handheld business unit; our ability to liquidate our auction rate securities in the next twelve months; our capital expenditures; our operating expenses; our depreciation and amortization expense; our aggregate contractual obligations; and availability of external financing. Material factors and assumptions that were applied in making these forward-looking statements include, without limitation, the following: (1) the expected rate of market growth and demand for our products and technologies (and the mix thereof); (2) our expected market share; (3) our expected product and manufacturing costs and average selling prices; (4) our overall competitive position and the competitiveness of our current and future products; (5) our ability to introduce new products and effect transitions to more advanced manufacturing process technologies, consistent with our current plans in terms of timing and capital expenditures; (6) our ability to raise sufficient capital on favorable terms; (7) our ability to make additional investment in research and development and that such opportunities will be available; and (8) the expected demand for computers. Material factors that could cause actual results to differ materially from current expectations include, without limitation, the following: (1) that Intel Corporation’s pricing, marketing and rebating programs, product bundling, standard setting, new product introductions or other activities may negatively impact sales; (2) that if our proposed joint venture with ATIC is not consummated, our business could be harmed; (3) that our substantial indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations; (4) that we will require additional funding and may be unable to raise sufficient capital, on favorable terms, or at all; (5) that we may be unable to realize the anticipated benefits of our acquisition of ATI because, among other things, the revenues, cost savings, growth prospects and any other synergies expected from the transaction may not be fully realized or may take longer to realize than expected; (6) that we may be unable to maintain the level of investment in research and development and capacity that is required to remain competitive; (7) that we may be unable to develop, launch and ramp new products and technologies in the volumes that is required by the market at mature yields on a timely basis; (8) that we may be unable to transition to advanced manufacturing process technologies in a timely and effective way, consistent with planned capital expenditures; (9) that there may be unexpected variations in market growth and demand for our products and technologies in light of the product mix that we may have available at any particular time or a decline in demand; (10) that demand for computers will be lower than currently expected; (11) that we may be unable to obtain sufficient manufacturing capacity (either in our own facilities or at foundries) or components to meet demand for our products; (12) that we may under-utilize our microprocessor manufacturing facilities; (13) that we will be unable to divest our Handheld business unit in the expected timeframe if at all, or in a manner contemplated by us; and (14) the effect of political or economic instability, domestically or internationally, on our sales or production.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” section beginning on page 43 and the “Financial Condition” section beginning on page 31 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

AMD, the AMD Arrow logo, AMD Opteron, and combinations thereof, ATI and the ATI logo are trademarks of Advanced Micro Devices, Inc. Microsoft is a registered trademark of Microsoft Corporation in the United States and other jurisdictions. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

In this section, we will describe the general financial condition and the results of operations for Advanced Micro Devices, Inc. and our consolidated subsidiaries, including a discussion of our results of operations for the quarter and nine months ending September 27, 2008 compared to the quarter and nine months ending September 29, 2007, an analysis of changes in our financial condition and a discussion of our contractual obligations and off balance sheet arrangements.

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

Overview

We are a global semiconductor company with facilities around the world. During the second quarter of 2008, we decided to divest our Handheld and Digital Television business units, which prior to the second quarter of 2008 were reported in our Consumer Electronics segment, and as a result, we classified them as discontinued operations in our financial statements. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section focuses on our continuing operations which consist of:

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

We made progress during the third quarter of 2008 towards improving our financial performance in the context of a challenging economic environment. Net revenue increased 32 percent compared to the second quarter of 2008 and 14 percent compared to the third quarter of 2007, and we were able to achieve our goal of positive operating income, with operating income of $131 million. Net revenue during the third quarter of 2008 included $191 million in process technology license revenue related to the sale of 200 millimeter equipment. In addition to the impact of the process technology license revenue, the increase in revenue during the third quarter of 2008 compared to the second quarter of 2008 and the third quarter of 2007 was due to an increase in unit shipments and an improved product mix. The performance of our Graphics segment was especially notable due in large part to the strong demand for our new ATI Radeon HD 4000 series of GPU products. Graphics net revenue of $385 million in the third quarter of 2008 increased 55 percent compared to the second quarter of 2008 and 40 percent compared to the third quarter of 2007.

Gross margin, as a percentage of net revenue, for the third quarter of 2008 was 51 percent, a decrease of one percent compared to 52 percent in the second quarter of 2008 and an increase of 10 percent compared to 41 percent in the third quarter of 2007. Gross margin in the third quarter of 2008 was favorably impacted by 6 percentage points as a result of the $191 million of process technology license revenue referenced above. Gross margin in the second quarter of 2008 was favorably impacted by 14 percentage points as a result of a $193 million gain on the sale of 200 millimeter equipment that we recorded in cost of sales. Excluding the favorable impact of the process technology license revenue and the gain on the sale of 200 millimeter equipment, which we believe gives a more comparable view of our gross margin, gross margin would have been 45 percent in the third quarter of 2008 compared to 37 percent in the second quarter of 2008 and 41 percent in the third quarter of 2007.

Operating income for the third quarter of 2008 was $131 million compared to an operating loss of $143 million in the second quarter of 2008 and an operating loss of $181 million in the third quarter of 2007. The improvement in operating performance in the third quarter of 2008 compared to the second quarter of 2008 was primarily a result of the process technology license revenue referenced above, lower research and development and marketing general and administrative expenses and lower restructuring charges. These improvements were partially offset by higher cost of sales in the third quarter of 2008 compared to the second quarter of 2008 due to absence of the favorable impact on cost of sales of the gain on the sale of 200 millimeter equipment during the second quarter of 2008. The improvement in our operating income in the third quarter of 2008 compared to the third quarter of 2007 was primarily a result of the process technology license revenue referenced above, lower cost of sales and lower research and development and marketing general and administrative expenses and lower restructuring charges.

Our cash, cash equivalents and marketable securities at September 27, 2008 were $1.3 billion, a decrease of $548 million compared to December 29, 2007. Capital expenditures were $83 million in the third quarter of 2008 compared to $104 million in the second quarter of 2008 and $417 million in the third quarter of 2007.

In addition, in order to achieve our goal of attaining a lower breakeven point, we decided in the fourth quarter of 2008 to undertake additional cost reduction actions. We intend to reduce headcount by approximately 500 employees during the fourth quarter of 2008 (which is in addition to the headcount reductions we announced in April 2008) and plan to take additional cost reduction actions during the fourth quarter of 2008 and in 2009. We expect that the actions taken in the fourth quarter will result in a charge to operations in the fourth quarter of 2008 of approximately $50 million consisting primarily of severance and costs related to the continuation of certain employee benefits, contract terminations and excess facility exit costs. Further cost reduction actions will result in an additional charge in 2009, which we cannot estimate at this time, but which may include severance and costs related to the continuation of certain employee benefits and excess facility exit costs.

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

Proposed Manufacturing Joint Venture

On October 6, 2008, as part of the implementation of our “Asset Smart” strategy, we entered into a Master Transaction Agreement with Advanced Technology Investment Company LLC (ATIC) and West Coast Hitech L.P., (WCH), acting through its general partner, West Coast Hitech G.P., Ltd. Pursuant to the Master Transaction Agreement, we and ATIC agreed to form a manufacturing joint venture initially to be called “The Foundry Company.” Pursuant to the Master Transaction Agreement, we will contribute certain assets and liabilities to The Foundry Company, including, among other things, shares of the groups of German subsidiaries owning Fab 30/38 and Fab 36, certain manufacturing assets, employees performing certain manufacturing-related functions, and a portion of our patent portfolio and intellectual property in exchange for The Foundry Company securities, consisting of one Class A Ordinary Share, 1,680,355 Class A Preferred Shares and 700,000 Class B Preferred Shares, and the assumption of certain liabilities by The Foundry Company, including the assumption of approximately $1.2 billion of our debt. ATIC will contribute approximately $1.4 billion of cash to The Foundry Company in exchange for The Foundry Company securities, consisting of one Class A Ordinary Share, 336,071 Class A Preferred Shares, 644,284 Class B Preferred Shares, approximately $84 million aggregate principal amount of Class A Subordinated Convertible Notes and approximately $336 million aggregate principal amount of Class B Subordinated Convertible Notes, and ATIC will pay us $700 million of cash to us in exchange for the transfer of our 700,000 Class B Preferred Shares of The Foundry Company to ATIC.

In addition, we will issue to WCH, for an aggregate purchase price of approximately $314 million, 58 million shares of our common stock and warrants to purchase 30 million shares of our common stock at an exercise price of $0.01 per share. The warrants will be exercisable after the earlier of (i) public ground-breaking of a proposed manufacturing facility in up-state New York and (ii) 24 months from the date of issuance, and the warrants will have a ten-year term.

Immediately following the closing of the transactions contemplated by the Master Transaction Agreement, The Foundry Company will have only us and ATIC as stockholders, each of which at the closing will have equal voting rights, and The Foundry Company will be owned 44.4 percent by us and 55.6 percent by ATIC on a fully converted to ordinary shares basis. ATIC’s economic ownership will increase over time based on the differences in securities held by us and ATIC, depending on whether we elect to invest proportionately with ATIC in future Foundry Company capital infusions.

For accounting purposes, the proceeds we receive from the issuance of the shares and the warrants to WCH will be recorded on our consolidated balance sheet as stockholders’ equity. The issuance of the warrants will have a dilutive effect on our future net income per share and after the warrants are exercised, the warrant shares issuable upon exercise of the warrants will have a dilutive effect on our future net income per common share.

Given the structure of the transactions contemplated in the Master Transaction Agreement, we will consolidate the accounts of The Foundry Company as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46R). Pursuant to the guidance in FIN 46R, The Foundry Company is a variable-interest entity and we are deemed to be the primary beneficiary. Therefore, we are required to consolidate the accounts of The Foundry Company.

The issuance of the shares and the warrants is subject to the approval of our stockholders. Consummation of the transactions contemplated by the Master Transaction Agreement is subject to the satisfaction of certain closing conditions, including approvals from certain government and foreign regulatory authorities.

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

Management believes there have been no significant changes during the nine months ended September 27, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 other than the following:

Fair Value. Effective December 30, 2007, we adopted SFAS No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our consolidated financial statements are based on information available to us as of September 27, 2008 and December 29, 2007.

In accordance with Statement 157, we apply a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

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

We measure our cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of auction rate security (ARS) investments. This is because cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs, as provided to us by our brokers. The ARS investments are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

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

In the second quarter of 2008, we decided to divest our Handheld and Digital Television business units, which were previously part of the Consumer Electronics segment. As a result, we classified them as discontinued operations in our financial statements and began reviewing and assessing operating performance using the following reportable operating segments:

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

The following table provides a summary of the our net revenue and operating income (loss) by segment for the quarters ended September 27, 2008, June 28, 2008, September 29, 2007 and nine months ended September 27, 2008 and September 29, 2007.

	Quarter Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Net Revenue
Computing Solutions	$1,391	$1,101	$1,283	$3,687	$3,299
Graphics	385	248	275	894	698
All other	—	—	—	—	—

Total Net Revenue	$1,776	$1,349	$1,558	$4,581	$3,997

Operating Income (Loss)
Computing Solutions	$143	$(9)	$(122)	$(29)	$(722)
Graphics	47	(38)	11	22	(55)
All other	(59)	(96)	(70)	(219)	(251)

Total Operating Income (Loss)	$131	$(143)	$(181)	$(226)	$(1,028)

Computing Solutions

Computing Solutions net revenue of $1.4 billion in the third quarter of 2008 increased 8 percent compared to net revenue of $1.3 billion in the third quarter of 2007. The increase was the result of $191 million of process technology license revenue in the third quarter of 2008, which accounted for 14 percent of the increase. Without the effect of the process technology license revenue, Computing Solutions net revenue would have decreased 6 percent due to a 7 percent decrease in average selling prices. Average selling prices decreased primarily because of lower chipset average selling prices. Average selling prices for chipsets decreased due to competitive market pressure and a shift in product mix to lower end products. Average selling prices for microprocessors were flat. Unit shipments of our Computing Solutions’ products were flat. An increase in unit shipments of embedded processors and chipsets was offset by a decrease in microprocessor unit shipments. Embedded processor and chipset unit shipments increased due to increased market penetration. Microprocessor unit shipments declined primarily due to decreased demand for low end microprocessors.

Computing Solutions net revenue of $1.4 billion in the third quarter of 2008 increased 26 percent compared to net revenue of $1.1 billion in the second quarter of 2008. Net revenue increased primarily because of $191 million of process technology license revenue referenced above, which accounted for 17 percent of the increase. In addition to the favorable impact of the process technology license revenue, Computing Solutions net revenue in the third quarter of 2008 improved compared to the second quarter of 2008 due to a 10 percent increase in unit shipments. Unit shipments increased primarily due to increased demand for our chipsets and multi-core microprocessor products. Average selling prices were flat compared to the second quarter of 2008.

Computing Solutions net revenue of $3.7 billion in the first nine months of 2008 increased 12 percent compared to net revenue of $3.3 billion in the first nine months of 2007. Revenue increased primarily as a result of the process technology license revenue referenced above, which accounted for 6 percent of the increase. In addition to the favorable impact of the process technology license revenue, Computing Solutions net revenue in the first nine months of 2008 improved compared to the first nine months of 2007 due to a 7 percent increase in unit shipments. Unit shipments increased primarily due to an increase in unit shipments of embedded processors and microprocessors. Embedded processor unit shipments increased due to increased market penetration. Microprocessor unit shipments increased due to increased demand for our multi-core microprocessor products. Average selling prices were flat. An increase in average selling prices for embedded processors was almost entirely offset by a decrease in chipset average selling prices. Embedded processor average selling prices increased due to an improvement in product mix. Chipset average selling prices decreased due to increased sales of lower-end chipset products.

Computing Solutions operating income was $143 million in the third quarter of 2008 compared to an operating loss of $122 million in the third quarter of 2007. The primary reason for the operating improvement was the 8 percent increase in net revenue referenced above and a $108 million decrease in cost of sales. Cost of sales decreased due to lower microprocessor unit shipments. In addition, research and development expenses decreased $13 million and marketing, general and administrative expenses decreased $36 million. The decreases in research and development expenses and in marketing, general and administrative expenses are explained under “Expenses” below.

Computing Solutions operating income was $143 million in the third quarter of 2008 compared to an operating loss of $9 million in the second quarter of 2008. The primary reason for the operating improvement was the 26 percent increase in net revenue referenced above. In addition, research and development expenses decreased $23 million and marketing, general and administrative expenses decreased $9 million. The decreases in research and development expenses and in marketing, general and administrative expenses are explained under “Expenses” below. The improvement in operating results was partially offset by a $170 million increase in cost of sales. The primary reason for the increase in cost of sales is absence of the favorable impact on cost of sales of the gain on the sale of 200 millimeter tools recorded in the second quarter of 2008 that did not recur in the third quarter of 2008.

Computing Solutions operating loss was $29 million in the first nine months of 2008 compared to an operating loss of $722 million in the first nine months of 2007. The operating improvement was primarily due to the 12 percent increase in net revenue and a $304 million decrease in cost of sales. Net revenue increased for the reasons set forth above. The decrease in cost of sales was primarily due to the $193 million gain from the sale of 200 millimeter equipment recorded in the second quarter of 2008. Research and development expenses increased and marketing, general and administrative expenses decreased for the reasons set forth under “Expenses” below.

Graphics

Graphics net revenue of $385 million in the third quarter of 2008 increased 40 percent compared to net revenue of $275 million in the third quarter of 2007. The increase in revenue was attributable to a 28 percent increase in unit shipments, a 6 percent increase in average selling prices and a two fold increase in royalties received in connection with sales of game console systems that incorporate our graphics technology. Unit shipments increased primarily due to strong demand for our recently introduced ATI Radeon HD 4000 series of GPU products. Average selling prices increased due to a shift in the product mix to higher end GPUs. Royalty revenue increased due to increased demand for the latest generation of game consoles.

Graphics net revenue of $385 million in the third quarter of 2008 increased 55 percent compared to net revenue of $248 million in the second quarter of 2008. The increase in revenue was attributable to a 41 percent increase in GPU unit shipments, a 13 percent increase in average selling prices and a 31 percent increase in royalties received in connection with the sales of game console systems that incorporate our graphics technology. GPU unit shipments increased because of seasonality and strong demand for our GPUs. Average selling prices increased due to a shift in the product mix to higher end GPUs. Royalty revenue increased due to increased demand for the latest generation of game consoles.

Graphics net revenue of $894 million in the first nine months of 2008 increased 28 percent compared to net revenue of $698 million in the first nine months of 2007. The increase in net revenue was driven by a 20 percent increase in GPU unit shipments, a 2 percent increase in average selling prices and a greater than two fold increase in royalties received in connection with the sale of game console systems that incorporate our graphics technology. GPU unit shipments increased because of strong demand for our new products. Average selling prices increased during the third quarter of 2008 due to a shift in the product mix to higher end GPUs. Royalty revenue increased because of increased demand for the latest generation of game consoles.

Graphics operating income in the third quarter of 2008 was $47 million compared to an operating income of $11 million in the third quarter of 2007. The $36 million improvement in operating income was due to the increase in revenue referenced above. The improvement in operating results was partially offset by a $58 million increase in costs of sales because of higher unit shipments and increased research and development and marketing, general and administrative expenses, which increased for the reasons set forth under “Expenses” below.

Graphics operating income was $47 million in the third quarter of 2008 compared to an operating loss of $38 million in the second quarter of 2008. The operating improvement was due to the increase in revenue referenced above. The improvement in operating results was partially offset by a $54 million increase in cost of sales because of higher unit shipments.

Graphics operating income was $22 million in the first nine months of 2008 compared to an operating loss of $55 million in the first nine months of 2007. The improvement was primarily due to the increase in net revenue for the reasons referenced above. The favorable impact of increased revenue was partially offset by an $86 million increase in cost of sales and a $30 million increase in marketing, general and administrative expenses. Cost of sales increased primarily due to higher unit shipments.

All Other Category

All Other operating loss of $59 million in the third quarter of 2008 decreased $11 million compared to an operating loss of $70 million in the third quarter of 2007. The decrease in All Other operating loss was primarily due to a $7 million decrease in stock-based compensation expense and a $9 million decrease in the amortization of acquired intangible assets and integration charges, partially offset by $9 million in restructuring charges incurred in the third quarter of 2008.

All Other operating loss of $59 million in third quarter of 2008 decreased $37 million compared to an operating loss of $96 million in the second quarter of 2008. Operating loss decreased primarily due to a $21 million decrease in restructuring charges.

All Other operating loss of $219 million in the first nine months of 2008 decreased $32 million compared to an operating loss of $251 million in the first nine months of 2007. The reduction in operating loss was primarily attributable to a $56 million decrease in ATI acquisition-related charges and a $26 million decrease in employee stock-based compensation expense. The decrease in ATI acquisition-related charges was due to a decrease in the amortization expense of acquired intangible assets of $14 million due to the write-down of certain intangible assets in the fourth quarter of 2007, the absence of an $18 million charge related to the fair value adjustment of acquired inventory and a decrease of $24 million in integration charges.

Comparison of Gross Margin, Expenses, Interest Income, Interest Expense, and other

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Quarter Ended				Nine Months Ended
	September 27, 2008		June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions except for percentages)
Cost of sales		$871	$653	$923	$2,376	$2,608
Gross margin		905	696	635	2,205	1,389
Gross margin percentage	%	51%	52%	41%	48%	35
Research and development		$422	$442	$431	$1,319	$1,261
Marketing, general and administrative		313	337	346	984	1,029
Amortization of acquired intangible assets and integration charges		30	30	39	89	127
Restructuring charges		9	30	—	39	—
Interest income		7	10	19	32	54
Interest expense		(87)	(95)	(95)	(277)	(272)
Other income (expense), net		(4)	(10)	(1)	(15)	(8)
Provision (benefit) for income taxes		(1)	—	20	(1)	59

Gross Margin

Gross margin as a percentage of net revenue increased to 51 percent in the third quarter of 2008 compared to 41 percent in the third quarter of 2007. The increase in gross margin included the effect of $191 million process technology license revenue recorded in our Computing Solutions segment, which favorably impacted gross margin by 6 percentage points. The remainder of the increase was primarily due an improvement in our product mix, partially offset by a decrease in average selling prices.

Gross margin as a percentage of net revenue decreased to 51 percent in the third quarter of 2008 compared to 52 percent in the second quarter of 2008. In the second quarter of 2008, gross margin included the effect of the $193 million gain on the sale of 200 millimeter equipment, which favorably impacted gross margin by 14 percentage points. In the third quarter of 2008 gross margin included the effect of $191 million in technology license revenue, which favorably impacted gross margin by 6 percentage points. Excluding the favorable impact of the gain on the sale of 200 millimeter equipment and the process technology license revenue, which we believe gives a more comparable view of our gross margin, gross margin in the third quarter of 2008 would have increased approximately 8 percentage points compared to the second quarter of 2008 due to an increase in unit shipments and an improvement in our product mix.

Gross margin as a percentage of net revenue increased to 48 percent in the first nine months of 2008 compared to 35 percent in the first nine months of 2007. The increase in gross margin included the effect of the $193 million gain on the sale of 200 millimeter equipment and the $191 million process technology license revenue referenced above, which favorably impacted gross margin by 7 percentage points. The remainder of the gross margin increase was due to an increase in unit shipments, an increase in average selling prices and an overall improvement in our product mix.

We record grants and allowances that we receive from the State of Saxony and the Federal Republic of Germany for Fab 30 or Fab 36 as long-term liabilities on our financial statements. We amortize these amounts as they are earned as a reduction to operating expenses. We record the amortization of the production related grants and allowances as a credit to cost of sales. The credit to cost of sales totaled $20 million in the third quarter of 2008, $18 million in the second quarter of 2008, and $34 million in the third quarter of 2007. The fluctuations in the recognition of these credits have not significantly impacted our gross margins.

Expenses

Research and Development Expenses

Research and development expenses of $422 million in the third quarter of 2008 decreased 2 percent from $431 million in the third quarter of 2007. Research and development expenses attributable to our Computing Solutions segment decreased $13 million compared to the third quarter of 2007 primarily due to the lower investment in manufacturing process technology in third quarter of 2008 and a $3 million decrease in stock-based compensation expenses. Research and development expenses attributable to our Graphics segment increased $7 million primarily due to higher prototype expense for our next generation graphics products.

Research and development expenses of $422 million in the third quarter of 2008 decreased 5 percent from $442 million in the second quarter of 2008. This decrease was primarily due to a $23 million decrease in research and development expenses attributable to the Computing Solutions segment as a result of less research and development activities during the third quarter of 2008. Research and development expenses attributable to our Graphics segment were flat.

Research and development expenses of $1.32 billion in the first nine months of 2008 increased 5 percent from $1.26 billion in the first nine months of 2007. This increase was primarily due to a $68 million increase in research and development expenses attributable to the Computing Solutions segment due to higher product design costs for our next generation microprocessor products and start-up costs for Fab 38. The increase in research and development expenses was partially offset by a $5 million decrease in stock-based compensation expenses. In addition, the first nine months of 2007 included severance charges of $7 million for workforce reductions. We incurred a workforce reduction charge in the first nine months of 2008 pursuant to a restructuring plan initiated in the second quarter of 2008. The associated charge, along with other restructuring related costs, was recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations. Research and development expenses attributable to our Graphics segment were flat.

We apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. We record the amortization of the research and development related grants and allowances as well as the research and development subsidies as a reduction of research and development expenses when all conditions and requirements set forth in the subsidy are met. The credit to research and development expenses was $13 million in the third quarter of 2008, $8 million in the second quarter of 2008 and $11 million in the third quarter of 2007. The credit to research and development expenses totaled $29 million in the first nine months of 2008 and $24 million in the first nine months of 2007.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses of $313 million in the third quarter of 2008 decreased 10 percent from $346 million in the third quarter of 2007. This decrease was primarily due to a $36 million decrease in marketing, general and administrative expenses attributable to our Computing Solutions segment, partially offset by an $8 million increase in marketing, general and administrative expenses attributable to our Graphics segment. Computing Solutions’ marketing, general and administrative expenses decreased primarily due to lower cooperative advertising costs. Graphics’ marketing, general and administrative expenses increased due to higher marketing and cooperative advertising costs related to the launch of new products.

Marketing, general and administrative expenses of $313 million in the third quarter of 2008 decreased 7 percent from $337 million in the second quarter of 2008. This decrease was primarily due to a $9 million decrease in marketing, general and administrative expenses for our Computing Solutions segment and a $6 million decrease in marketing, general and administrative expenses for our Graphics segment. Computing Solutions’ marketing, general and administrative expenses decreased primarily due to lower labor expense and general services expenses. Graphics’ marketing, general and administrative expenses decreased primarily due to lower cooperative advertising costs. In addition, information technology related expenses decreased by $9 million.

Marketing, general and administrative expenses of $984 million in the first nine months of 2008 decreased 4 percent from $1.03 billion in the first nine months of 2007. This decrease was primarily due to a $71 million decrease in corporate marketing and branding expenses and lower employee bonus accrual for our Computing Solutions segment, a $21 million decrease in stock-based compensation expense, and the absence of $10 million of severance charges for workforce reductions incurred in first nine months of 2007. We incurred workforce reduction charges in the first nine months of 2008 pursuant to a restructuring plan initiated in the second quarter of 2008. The associated charges, along with other restructuring related costs, were recorded separately under the caption “Restructuring Charges” on our condensed consolidated statement of operations. These decreases were partially offset by a $30 million increase in marketing, general and administrative expenses for the Graphics segment, and a $28 million increase in other administrative expenses. Graphics’ marketing, general and administrative expenses increased due to higher marketing and cooperative advertising costs related to the launch of new products.

Amortization of acquired intangible assets, integration charges and impairment of goodwill and acquired intangible assets

Amortization of acquired intangible assets and integration charges was $30 million in the third quarter of 2008 compared to $39 million in the third quarter of 2007. The decrease of $9 million was primarily attributable to a $4 million decrease in charges related to the integration of the operations of AMD and ATI and a $5 million decrease in amortization of acquired intangible assets due to the write-down of acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

Amortization of acquired intangible assets and integration charges of $30 million in the third quarter of 2008 was flat compared the second quarter of 2008.

Amortization of acquired intangible assets and integration charges was $89 million in the first nine months of 2008 compared to $127 million in the first nine months of 2007. The decrease of $38 million was primarily attributable to a $24 million decrease in charges related to the integration of AMD and ATI operations and a $14 million decrease in amortization of acquired intangible assets due to the write-down of the acquired intangible assets and revised amortization schedule for these assets following the impairment analysis conducted in the fourth quarter of 2007.

In the second quarter of 2008, we decided to divest our Handheld and Digital Television business units and classify them as discontinued operations for purposes of financial reporting. As a result, we performed an interim impairment analysis and recorded an impairment charge of $876 million associated with the goodwill and acquired intangible assets attributable to these businesses.

During the third quarter of 2008 the Company entered into an asset purchase agreement with Broadcom Corporation and Broadcom International Limited (collectively, Broadcom) to sell certain assets related to the Digital Television business unit for $192.8 million. The asset purchase agreement was subsequently amended to reduce the purchase price to $141.5 million and was completed on October 27, 2008. Based on the final terms of the sale transaction, we wrote down goodwill $135 million in the third quarter of 2008. See “Part I, Item 2 – MD&A – Discontinued Operations” for additional information.

Interest Income

Interest income of $7 million in the third quarter of 2008 decreased from $19 million in the third quarter of 2007 and from $10 million in the second quarter of 2008 primarily due to lower weighted-average interest rates and lower average cash balances.

Interest income of $32 million in the first nine months of 2008 decreased from $54 million in the first nine months of 2007, primarily due to lower weighted-average interest rates in the first nine months of 2008 as compared to the first nine months of 2007.

Interest Expense

Interest expense of $87 million in the third quarter of 2008 decreased from $95 million in the third quarter of 2007. In the third quarter of 2008, interest expense on outstanding indebtedness decreased $15 million because of a lower outstanding debt balance compared to the third quarter of 2007. This decrease was partially offset by a $3 million increase in interest expense as a result of tax audits in the third quarter of 2008 compared to the third quarter of 2007 and the absence of $3 million in capitalized interest expense in the third quarter of 2008 as compared to the third quarter of 2007. We discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production and for our Lantana office facility in Austin in the fourth quarter of 2007 when construction was completed.

Interest expense of $87 million in the third quarter of 2008 decreased from $95 million in the second quarter of 2008 primarily due to $5 million decrease in interest expense as a result of tax audits in the third quarter of 2008 compared to the second quarter of 2008.

Interest expense of $277 million for the first nine months of 2008 increased from $272 million for the first nine months of 2007. In the first nine months of 2008, interest expense as a result of tax audits increased by $7 million compared to the first nine months of 2007. In addition, capitalized interest expense in the first nine months of 2008 decreased by $9 million because we discontinued capitalizing interest for Fab 36 in the first quarter of 2008 when it was in full production and for our Lantana office facility in Austin in the fourth quarter of 2007 when the construction was completed. These factors were partially offset by decreased interest expense on outstanding indebtedness because of a lower outstanding debt balance compared to the first nine months of 2007.

Other Income/Expense, Net

Other Expense, net of $4 million in the third quarter of 2008 was approximately flat compared to other expense, net of $1 million in the third quarter of 2007.

Other Expense, net of $4 million, in the third quarter of 2008 decreased by $6 million compared to the second quarter of 2008 primarily due to a $12 million other than temporary impairment charge related to our portfolio of ARS recorded in the second quarter of 2008. See “Financial Condition – Liquidity-Auction Rate Securities” below, for more information.

Other Expense, net of $15 million, in the first nine months of 2008 increased by $8 million compared to the first nine months of 2007. In the second quarter of 2008, we recorded a $12 million other than temporary impairment charge related to our portfolio of ARS. However, this was offset by a $5 million charge in the second quarter of 2007 related to unamortized debt issuance costs associated with the redemption of $500 million of the principal outstanding amount of the October 2006 Term Loan.

Equity in net loss of Spansion Inc. and other

Equity in net loss of Spansion Inc. and other for the first six months ended June 30, 2007 consisted of our share of the operating losses of Spansion Inc. under the equity method of accounting. Effective September 20, 2007, we changed our accounting for this investment from the equity method of accounting for this investment as “available-for-sale” marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In the third quarter of 2007, we recorded an other than temporary impairment charge of $42 million after giving consideration to Spansion’s operating results and its stock price trends in the preceding six months. The remaining $44 million loss for the nine months ended September 20, 2007 represented our share of the operating losses of Spansion Inc. under the equity method of accounting.

In the second quarter of 2008, we recorded an other than temporary impairment charge of $24 million after giving consideration to Spansion’s operating results and its stock price trends in the preceding six months. As of September 27, 2008, we owned a total 14,037,910 shares, or approximately 9 percent, of Spansion’s outstanding common stock. In the third quarter of 2008, the market value of our interest in the common stock of Spansion was lower than our carrying value by approximately $9 million. After giving consideration to Spansion’s operating results and its stock price trends in the preceding months as well as the continuing declining trend of its stock price subsequent to the third quarter of 2008, we recorded an other than temporary impairment charge of $9 million in the third quarter of 2008 in the line item “Equity in net loss of Spansion Inc. and other” on our condensed consolidated statements of operations.

As indicated above, the stock price of Spansion declined further after the third quarter of 2008. If its stock price does not recover significantly before year end, we may be required to record another other than temporary impairment charge for the quarter ended December 27, 2008. We will continue to monitor Spansion’s future operating results and its stock pricing trend and perform an assessment at year end to determine if such other than temporary impairment charge is required.

Income Taxes

We recorded an income tax benefit of $1 million in the third quarter of 2008 and an income tax provision of $20 million in the third quarter of 2007. For the nine months ended September 27, 2008, we recorded an income tax benefit of $1 million and an income tax provision of $59 million for the nine months ended September 29, 2007.

For the third quarter and first nine months of 2008, foreign taxes in profitable locations were substantially offset by discrete tax benefits for the monetization of U.S. research and development credits per the Housing and Economic Recovery Act of 2008 and a refund of withholding taxes. The income tax provisions in the third quarter and first nine months of 2007 were primarily for deferred U.S. taxes related to indefinite-lived goodwill and foreign taxes in profitable locations.

As of September 27, 2008, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 27, 2008 in management’s estimate, is not more likely than not to be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock and restricted stock units and employee stock purchases of continuing operations for the quarters and nine months ended September 27, 2008 and September 29, 2007, respectively, which we allocated in the condensed consolidated statements of operations as follows:

	Quarter Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	June 28, 2008	September 29, 2007
	(In millions)
Cost of sales	$2	$3	$2	$8	$7
Research and development	9	8	12	32	38
Marketing, general, and administrative	7	6	11	15	36

Total stock-based compensation expense	18	17	25	55	81
Tax benefit	—	—	—	—	—

Stock-based compensation expense, net of tax	$18	$17	$25	$55	$81

In addition, for each of the quarters ended September 27, 2008 and September 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $2 million. For each of the nine months ended September 27, 2008 and September 29, 2007, employee stock-based compensation expense included in discontinued operations and excluded from continuing operations was $5 million.

Stock-based compensation expenses of $18 million in the third quarter of 2008 decreased $7 million compared to $25 million in the third quarter of 2007 primarily due to the suspension of our employee stock purchase plan in late 2007, which resulted in no corresponding charges in the third quarter of 2008, and a net decrease in overall stock-based compensation expenses as a result of the lower average grant date fair value in the third quarter of 2008 as compared to the third quarter of 2007.

Stock-based compensation expenses of $18 million in the third quarter of 2008 were relatively flat as compared to the second quarter of 2008.

Stock-based compensation expenses of $55 million in the first nine months of 2008 decreased $26 million compared to $81 million in the first nine months of 2007 primarily due to the suspension of our employee stock purchase plan in late 2007, which resulted in no corresponding charges in the first nine months of 2008, the reversal of previously recognized stock-based compensation expenses related to certain performance based restricted stock unit grants because we concluded that the performance criteria were not achievable and a net decrease in overall stock-based compensation expense as a result of the lower average grant date fair value in the first nine months of 2008 as compared to the first nine months of 2007.

International Sales

International sales as a percent of worldwide net sales were 89 percent in the third quarter of 2008, 90 percent in the third quarter of 2007 and 86 percent in the second quarter of 2008. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Our net sales were primarily denominated in the U.S. dollar.

Restructuring

In the second quarter of 2008, we initiated a restructuring plan (Second Quarter 2008 Restructuring), which included a reduction-in-force (RIF) and certain contract termination costs related to technologies we were no longer pursuing and recorded a total charge of $32 million. The RIF component, which is comprised primarily of severance and costs related to the continuance of certain employee benefits, totaled approximately $23 million. Other exit-related costs, including $6 million of non-cash charges, totaled approximately $9 million.

In the third quarter of 2008, we recorded additional severance and related costs of approximately $9 million in connection with the Second Quarter 2008 Restructuring.

These charges have been aggregated and appear on the line item entitled “Restructuring Charges” in our condensed consolidated statement of operations, with the exception of $2 million in the second quarter of 2008, which are classified as discontinued operations.

We anticipate recording approximately $1 million of additional severance in the fourth quarter of 2008 in connection with the Second Quarter 2008 Restructuring and to substantially complete the Second Quarter 2008 Restructuring by the end of fiscal 2008.

In addition, in order to achieve our goal of attaining a lower breakeven point, we decided in the fourth quarter of 2008 to undertake additional cost reduction actions. We intend to reduce headcount by approximately 500 employees during the fourth quarter of 2008 (which is in addition to the headcount reductions we announced in April 2008) and plan to take additional cost reduction actions during the fourth quarter of 2008 and in 2009. We expect that the actions taken in the fourth quarter will result in a charge to operations in the fourth quarter of 2008 of approximately $50 million consisting primarily of severance and costs related to the continuation of certain employee benefits, contract terminations and excess facility exit costs. Further cost reduction actions will result in an additional charge in 2009, which we cannot estimate at this time, but which may include severance and costs related to the continuation of certain employee benefits and excess facility exit costs.

Discontinued Operations

During the second quarter of 2008, we decided to divest our Handheld and Digital Television business units and classified them as discontinued operations in our financial statements. We discontinued amortization and depreciation related to the assets of these business units in the second quarter of 2008. Consequently, we have segregated the assets and liabilities related to our discontinued operations from assets and liabilities related to continuing operations on our condensed consolidated balance sheet, and we segregated the operating results related to our discontinued operations from those of our continuing operations on our condensed consolidated statements of operations for all periods presented.

As a result of our decision to divest our Handheld and Digital Television business units, we performed an interim impairment test of goodwill and acquired intangible assets in the second quarter of 2008 and concluded that the carrying amounts of goodwill and certain finite-lived intangible assets associated with the Handheld and Digital Television business units were impaired and recorded an impairment charge. For goodwill, the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units with the implied fair value of the goodwill. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates and took into consideration the estimated proceeds that we expect to receive in connection with any potential divestiture. For acquired intangible assets, we assessed the recoverability of the unamortized balances by comparing the undiscounted future net cash flows to the carrying values. For those acquired intangible assets where the carrying values exceeded the undiscounted future net cash flows, we measured the amount of impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used for determining the impairment amounts for the goodwill and acquired intangible assets for these business units are reasonable. However, actual results could be significantly different from these assumptions, which could impact the future fair values of these business units and may result in further impairment charges, which would be reflected in “discontinued operations.” The remaining carrying values of goodwill and acquired intangible assets related to these business units were reclassified to assets of discontinued operations.

During the third quarter of 2008, we entered into an asset purchase agreement with Broadcom to sell certain assets related to our Digital Television business unit for $192.8 million. The asset purchase agreement was subsequently amended to reduce the purchase price to $141.5 million and the transaction was completed on October 27, 2008. Based on the final terms of the sale transaction, we wrote down goodwill $135 million in the third quarter of 2008.

The results from discontinued operations are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In millions)
Revenue	$44	$74	$130	$246
Expenses	(68)	(126)	(246)	(428)
Impairment of goodwill and acquired intangible assets	(135)	—	(1,011)	—
Restructuring charges	—	—	(2)	—

Loss from discontinued operations	$(159)	$(52)	$(1,129)	$(182)

The carrying value of the assets of discontinued operations was $232 million and $1.3 billion as of September 27, 2008 and December 29, 2007. Included in these balances is goodwill and acquired intangible assets in the amounts of $193 million and $1.2 billion as of September 27, 2008 and December 29, 2007. The carrying value of the liabilities for discontinued operations was $11 million and $26 million as of September 27, 2008 and December 29, 2007. Assets and liabilities of discontinued operations for the Digital Television business unit have been reclassified to only include the assets acquired by Broadcom. Cash flows from discontinued operations are not material and have been combined with cash flows from continuing operations within our condensed consolidated statement of cash flows categories.

FINANCIAL CONDITION

Our cash, cash equivalents and marketable securities at September 27, 2008 totaled $1.3 billion, and our debt and capital lease obligations totaled $5.2 billion.

We decided to divest our Handheld and Digital Television business units during the second quarter of 2008 and classify them as discontinued operations for financial reporting. We completed the sale of our Digital Television business unit in October 2008. We believe the absence of any cash flows from our discontinued operations will not have a material impact on our future liquidity and financial position. Accordingly, we have combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category discussed below.

Net Cash Used in Operating Activities

Net cash used in operating activities was $442 million in the first nine months of 2008. Non-cash charges included in our net loss of $1.7 billion consisted primarily of $1 billion of goodwill and acquisition-related intangible impairment charges attributable to discontinued operations, $920 million of depreciation and amortization expense, $62 million of stock-based compensation expense, $33 million of other-than-temporary impairment on our investment in Spansion and $12 million of other-than-temporary impairment on ARS. These charges were offset by $164 million net gain on the sale and disposal of property, plant and equipment, a majority of which related to the sale of certain 200-millimeter wafer fabrication equipment, and the amortization of foreign grants and subsidies of $72 million and a non-cash foreign exchange loss of $39 million. The net changes in operating assets for the first nine months of 2008 included a decrease of $456 million in accounts payable and accrued liabilities primarily reflecting the effects of our cost cutting efforts, an increase of $76 million in accounts receivable primarily due to an increase in sales, a decrease of $56 million in prepaid and other assets primarily related to a decrease in receivables of foreign grants and subsidies and an increase of $43 million in inventories primarily for our chipset and graphics products.

Net cash used in operating activities was $371 million in the first nine months of 2007. Non-cash charges included in our net loss of $1.6 billion consisted primarily of $974 million of depreciation and amortization expense, $86 million of stock-based compensation expense, $44 million related to our share of Spansion’s net loss and $42 million of other-than-temporary impairment on our investment in Spansion. These charges were offset by amortization of foreign grants and subsidies of $127 million. The net changes in operating assets for the first nine months of 2007 included a decrease of $464 million in accounts receivable partially offset by an increase of $180 million in prepaid and other assets and a decrease of $72 million in accounts payable and accrued liabilities. Greater efficiency in management and collection of accounts receivables resulted in the decline of our accounts receivable balance. The increase in prepaid and other assets was driven by increases in receivables for foreign grants and subsidies, purchases of technology licenses and an increase in prepaid insurance.

Net Cash Used in Investing Activities

Net cash used in investing activities was $78 million in the first nine months of 2008, primarily as a result of $511 million of cash used to purchase property, plant and equipment and payments of $95 million in connection with the exercise of our call option to repurchase the limited partnership interest in AMD Fab 36 KG held by one of the unaffiliated partners, Fab 36 Beteiligungs GmbH & Co. KG. This was partially offset by $343 million of proceeds from the sale of property, plant and equipment, primarily the 200-millimeter wafer fabrication equipment, and $179 million in net proceeds from the sale and maturity of available-for-sale securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $196 million in the first nine months of 2008, primarily due to proceeds of $182 million from the sale of certain of our accounts receivable to IBM Credit LLC pursuant to a Sale of Receivables – Supplier Agreement and proceeds of grants and subsidies from the Federal Republic of Germany and the State of Saxony for the Fab 36 project of $114 million and for the Fab 38 project of $40 million, partially offset by payments of $98 million for debt and capital lease obligations, payments of $38 million in connection with the exercise of our call option to repurchase the silent partnership contributions in AMD Fab 36 KG held by Fab 36 Beteiligungs GmbH & Co. KG and payments of $19 million for the guaranteed return on the unaffiliated limited partners’ limited partnership contributions. See “Contractual Obligations - Sale of Receivables Classified as Other Short-Term Obligations” below, for additional information.

Net cash provided by financing activities was $1.4 billion in the first nine months of 2007, primarily due to net proceeds of $2.2 billion from the issuance of our 6.00% Notes during the second quarter of 2007, net proceeds of $1.5 billion from the issuance of our 5.75% Notes during the third quarter of 2007, $210 million of capital investment grants and allowances from the Federal Republic of Germany and the State of Saxony for the Fab 36 project, and $62 million in proceeds from the issuance of stock under our ESPP and the exercise of employee stock options. These amounts were offset by $2.3 billion of payments for debt and capital lease obligations, which included $2.2 billion to repay the full principal amount outstanding under our October 2006 Term Loan, and $182 million for the purchase of the capped call in connection with the 6.00% Notes.

Liquidity

We believe that our current cash, cash equivalents and marketable securities balances at September 27, 2008, anticipated cash flow from operations and available external financing will be sufficient to fund our operations and capital investments in the next twelve months and over the longer term, including approximately $267 million we plan to spend for capital expenditures during the remainder of fiscal 2008. Over the longer term, should additional funding be required, such as to meet payment obligations of our long-term debt when due, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933, or a combination of one or more of the foregoing.

We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. Recently, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter of 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs, on favorable terms or at all, resulting in adverse effects on our financial condition and results of operations.

Auction Rate Securities. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. We concluded that the fair value of our ARS was equal to their carrying value in the third quarter of 2008. In the second quarter of 2008, we recorded an other-than-temporary impairment charge of $12 million.

In October 2008, UBS offered to repurchase all of our ARS that we purchased from UBS prior to February 13, 2008. As of September 27, 2008, we owned $82 million par value of these securities. We accepted this offer. From June 30, 2010 and ending July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, we will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold.

The repurchase right represents a freestanding financial instrument (a put option) for accounting purposes. As such, we intend to record the fair value of the put option as an asset on our consolidated balance sheet, and record a corresponding gain to earnings during the fourth quarter of 2008.

As of September 27, 2008, we classified our investments in ARS as current assets because for a majority of our ARS holdings, we reasonably expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months through a future successful auction, a sale to a buyer found outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. For the remaining $82 million of our ARS holdings, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. We are not dependant on liquidating our ARS in the next twelve months in order to meet our liquidity needs.

Our investments in ARS include approximately $133 million of student loan ARS, $35 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 81 percent of our ARS holdings are AAA rated investments and all the $133 million student loan ARS are guaranteed by the Federal Family Educational Loan Program. Until the first quarter of 2008, the fair values of our ARS were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par.

Contractual Obligations

The following table summarizes our principal contractual cash obligations at September 27, 2008, and is supplemented by the discussion following the table:

	Payment due by period
	Total	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and beyond
	(In millions)
5.75% Senior Notes due 2012	$1,500	$—	$—	$—	$—	$1,500	$—
6.00% Senior Notes due 2015	2,200	—	—	—	—	—	2,200
Fab 36 Term Loan	750	45	246	290	169	—	—
Repurchase obligations to Fab 36 Partners (1)	58	29	29	—	—	—	—
7.75% Senior Notes Due 2012	390	—	—	—	—	390	—
Other debt	—	—	—	—	—	—	—
Other long-term liabilities	85	—	31	23	3	10	18
Aggregate interest obligation (2)	1,430	85	292	267	250	217	319
Obligations under capital leases (3)	431	11	43	43	43	43	248
Operating leases	289	17	63	57	31	27	94
Unconditional purchase commitments (4)	2,547	247	465	307	239	246	1,043

Total contractual obligations	$9,680	$434	$1,169	$987	$735	$2,433	$3,922

(1)

Represents the amount of silent partnership contributions that our subsidiaries are required to repurchase from the remaining unaffiliated limited partner of AMD Fab 36 KG and is exclusive of the guaranteed rate of return. See “Fab 36 Term Loan and Guarantee and Fab 36 Partnership Agreements,” below.

(2)

Represents estimated aggregate interest obligations for our debt obligations, excluding capital lease obligations, including the guaranteed rate of return on our repurchase of the unaffiliated partner’s silent partnership contributions, based on our assumptions regarding wafer output.

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

In connection with the issuance of the 6.00% Notes, on April 24, 2007, we purchased a capped call with Lehman Brothers OTC Derivatives Inc., or Lehman Brother Derivatives, represented by Lehman Brothers Inc. The capped call had an initial strike price of $28.08 per share, subject to certain adjustments, which matches the initial conversion price of the 6.00% Notes, and a cap price of $42.12 per share. The capped call was intended to reduce the potential common stock dilution to then existing stockholders upon conversion of the 6.00% Notes because the call option allowed us to receive shares of common stock from the counterparty generally equal to the number of shares of common stock issuable upon conversion of the 6.00% Notes.

Lehman Brothers Derivatives filed a voluntary Chapter 11 bankruptcy petition on October 4, 2008, which was an event of default under the capped call arrangement. The Lehman Brothers Derivatives bankruptcy proceedings are ongoing and our ability to reduce the potential dilution upon conversion of the 6.00% Notes through the capped call transaction has effectively been eliminated. As a result of the uncertain recoverability of this counterparty exposure, we are unable to predict whether, and to what extent, we may be able to recover any of our losses under the capped call transaction. Moreover, if the capped call is legally terminated, we likely will be subject to potentially disadvantageous tax consequences, including the use of a material amount of our net operating losses against triggered taxable income.

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

The funding to construct and facilitize Fab 36 has consisted of:

•

equity contributions from us of $855 million under the partnership agreements, revolving loans from us of up to approximately $1.1 billion, and guarantees from us for amounts owed by AMD Fab 36 KG and its affiliates to the lenders and unaffiliated partners;

•	investments of approximately $468 million from Leipziger Messe and Fab 36 Beteiligungs;

•	a loan of approximately $893 million from a consortium of banks, which was fully drawn as of December 2006;

•

up to approximately $793 million of subsidies consisting of grants and allowances from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments by AMD Fab 36 KG, of which $627 million of cash has been received as of September 27, 2008;

•

up to approximately $34 million of subsidies consisting of grants and allowances, from the Federal Republic of Germany and the State of Saxony, depending on the level of capital investments in connection with expansion of production capacity at our Dresden site, of which $9 million has been received as of September 27, 2008; and

•	a loan guarantee from the Federal Republic of Germany and the State of Saxony of 80 percent of the losses sustained by the lenders referenced above after foreclosure on all other security.

As of September 27, 2008, we contributed to AMD Fab 36 KG the full amount of equity required under the partnership agreements and no loans from us were outstanding. These amounts have been eliminated in our consolidated financial statements.

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

Effective as of October 10, 2006, we amended the terms of the Fab 36 Term Loan. Under the amended and restated Fab 36 Term Loan, AMD Fab 36 KG borrowed in U.S. dollars. To protect the lenders from currency risks, if our consolidated cash is below $1 billion or our credit rating drops below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will be required to maintain a cash reserve account with deposits equal to 5 percent of the amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and to make balancing payments into this account equal to the difference between (x) the total amount of U.S. dollar loans outstanding under the Fab 36 Term Loan and (y) the U.S dollar equivalent of 700 million euros (as reduced by repayments, prepayments, cancellations, and any outstanding loans denominated in euros.)

In October 2006, AMD Fab 36 KG borrowed $645 million (the First Installment), and in December 2006, AMD Fab 36 KG borrowed $248 million under the Fab 36 Term Loan (the Second Installment). As of September 27, 2008, AMD Fab 36 KG had borrowed the full amount available under the Fab 36 Term Loan and the total amount outstanding under the Fab 36 Term Loan was $750 million. AMD Fab 36 KG may select an interest period of one, two, or three months or any other period agreed between AMD Fab 36 KG and the lenders. The rate of interest on each installment for the interest period selected is the percentage rate per annum which is the aggregate of the applicable margin, plus LIBOR plus minimum reserve cost if any. As of September 27, 2008, the rate of interest was 4.66563 percent for the First Installment and 4.67563 percent for the Second Installment. This loan is repayable in quarterly installments and terminates in March 2011. An aggregate of $143 million has been repaid as of September 27, 2008.

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

As of September 27, 2008, AMD Fab 36 KG was in compliance with this covenant.

If group consolidated cash is less than $1 billion or our credit rating is below B3 by Moody’s and B- by Standard & Poor’s, AMD Fab 36 KG will also be required to maintain minimum cash balances equal to the lesser of 100 million euros and 50 percent of the total outstanding amount under the Fab 36 Term Loan. AMD Fab 36 KG may elect to maintain the minimum cash balance in an equivalent amount of U.S. dollars if group consolidated cash is at least $500 million. If on any scheduled repayment date, our credit rating is Caa2 or lower by Moody’s or CCC or lower by Standard & Poor’s, AMD Fab 36 must increase the minimum cash balances by five percent of the total outstanding amount, and at each subsequent request of Dresdner Bank, by a further five percent of the total outstanding amount until such time as either the credit rating increases to at least Ba3 by Moody’s and BB- by Standard & Poor’s or the minimum cash balances are equal to the total outstanding amounts. Our credit rating was B2 with Moody’s and B with Standard and Poor’s as of September 27, 2008. AMD Fab 36 KG pledged substantially all of its current and future assets as security under the Fab 36 Loan Agreements, we pledged our equity interest in AMD Fab 36 Holding and AMD Fab 36 LLC, AMD Fab 36 Holding pledged its equity interest in AMD Fab 36 Admin and its partnership interest in AMD Fab 36 KG and AMD Fab 36 Admin and AMD Fab 36 LLC pledged all of their partnership interests in AMD Fab 36 KG. We guaranteed the obligations of AMD Fab 36 KG to the lenders under the Fab 36 Loan Agreements. We also guaranteed repayment of grants and allowances by AMD Fab 36 KG, should such repayment be required pursuant to the terms of the subsidies provided by the federal and state German authorities.

Pursuant to the terms of the Guarantee Agreement among us, as guarantor, AMD Fab 36 KG, Dresdner Bank AG and Dresdner Bank AG, Niederlassung Luxemburg, we have to comply with specified adjusted tangible net worth and EBITDA financial covenants if the sum of our group consolidated cash declines below the following amounts:

Amount (in millions)	if Moody’s Rating is at least		if Standard & Poor’s Rating is at least
$ 500	B1 or lower	and	B+ or lower
425	Ba3	and	BB-
400	Ba2	and	BB
350	Ba1	and	BB+
300	Baa3 or better	and	BBB-or better

As of September 27, 2008, group consolidated cash was greater than $500 million and, therefore, the financial covenants were not applicable.

If our group consolidated cash declines below the amounts set forth above, we would be required to maintain adjusted tangible net worth, determined as of the last day of each preceding quarter, of not less than $1.75 billion.

In addition, if our group consolidated cash declines below the amounts set forth above, we would be required to maintain EBITDA (as defined in the Fab 36 Term Loan) as of the last day of each preceding fiscal period set forth below in an amount not less than the amount set forth below opposite the date of such preceding fiscal period:

Period	Amount (In millions)
For the four consecutive quarters ending December 2005 and for the four quarters ending on each quarter thereafter	$850 and $750 on an annualized basis for the two most recent quarters ending prior to December 31, 2006

Also on April 21, 2004, AMD, AMD Fab 36 KG, AMD Fab 36 LLC, AMD Fab 36 Holding GmbH, a German company and wholly owned subsidiary of AMD that owns substantially all of our limited partnership interest in AMD Fab 36 KG, and AMD Fab 36 Admin GmbH, a German company and wholly owned subsidiary of AMD Fab 36 Holding that owns the remainder of our limited partnership interest in AMD Fab 36 KG (collectively referred to as the AMD companies), entered into a series of agreements (the partnership agreements) with the unaffiliated limited partners of AMD Fab 36 KG, Leipziger Messe and Fab 36 Beteiligungs, relating to the rights and obligations with respect to their limited partner and silent partner contributions in AMD Fab 36 KG. The partnership was established for an indefinite period of time. A partner may terminate its participation in the partnership by giving twelve months advance notice to the other partners. The termination becomes effective at the end of the year following the year during which the notice is given. However, other than for good cause, a partner’s termination will not be effective before December 31, 2015.

The partnership agreements set forth each limited partner’s aggregate capital contribution to AMD Fab 36 KG and the milestones for such contributions. Pursuant to the terms of the partnership agreements, AMD, through AMD Fab 36 Holding and AMD Fab 36 Admin, provided an aggregate of $855 million, Leipziger Messe provided an aggregate of $292 million and Fab 36 Beteiligungs provided an aggregate of $175 million. The capital contributions of Leipziger Messe and Fab 36 Beteiligungs are comprised of limited partnership contributions and silent partnership contributions. These contributions were due at various dates upon the achievement of milestones relating to the construction and operation of Fab 36 and have been made in full.

The partnership agreements also specify that the unaffiliated limited partners will receive a guaranteed rate of return of between 11 percent and 13 percent per annum on their total investment depending upon the monthly wafer output of Fab 36. We guaranteed these payments by AMD Fab 36 KG.

In April 2005, we amended the partnership agreements in order to restructure the proportion of Leipziger Messe’s silent partnership and limited partnership contributions. Although the total aggregate amount that Leipziger Messe has agreed to provide remained unchanged, the portion of its contribution that constitutes limited partnership interests was reduced by $73 million while the portion of its contribution that constitutes silent partnership interests was increased by a corresponding amount. In this report, we refer to this additional silent partnership contribution as the New Silent Partnership Amount.

Pursuant to the terms of the partnership agreements and subject to the prior consent of the Federal Republic of Germany and the State of Saxony, AMD Fab 36 Holding and AMD Fab 36 Admin have a call option over the limited partnership interests held by Leipziger Messe, first exercisable three and one-half years after Leipziger Messe has completed its capital contribution and every three years thereafter. In addition, AMD Fab 36 Holding and AMD Fab 36 Admin had the same call option rights over the partnership interests held by Fab 36 Beteiligungs and exercised the option on April 1, 2008 for approximately $88 million. As of September 27, 2008, the remaining unaffiliated limited partner, Leipziger Messe, held partnership interests of approximately $233 million, of which $175 million was for its limited partnership interests and $58 million was for its silent partnership interests.

In addition, commencing five years after the completion of its capital contribution, Leipziger Messe has the right to sell its limited partnership interest to third parties (other than competitors), subject to a right of first refusal held by AMD Fab 36 Holding and AMD Fab 36 Admin, or to put its limited partnership interest to AMD Fab 36 Holding and AMD Fab 36 Admin. The put option is thereafter exercisable every three years. Leipziger Messe also has a put option in the event they are outvoted at AMD Fab 36 KG partners’ meetings with respect to certain specified matters such as increases in the partners’ capital contributions beyond those required by the partnership agreements, investments significantly in excess of the business plan, or certain dispositions of the limited partnership interests of AMD Fab 36 Holding and AMD Fab 36 Admin. The purchase price under the put option is Leipziger Messe’s capital account balance plus accumulated or accrued profits. The purchase price under the call option is the same amount, plus a premium of $5.1 million. The right of first refusal price is the lower of the put option price or the price offered by the third party that triggered the right. We guaranteed the payments under the put options.

In addition, AMD Fab 36 Holding and AMD Fab 36 Admin are obligated to repurchase Leipziger Messe’s silent partnership interests in annual 25 percent installments. As of September 27, 2008, of the $117 million of Leipziger Messe’s silent partnership interests, AMD Fab 36 Holding and AMD Fab 36 Admin repurchased $58 million.

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

Leipziger Messe’s limited partnership contributions and the New Silent Partnership Amount described above are not mandatorily redeemable, but rather are subject to redemption outside of the control of AMD Fab 36 Holding and AMD Fab 36 Admin. In consolidation, we initially record these contributions as minority interest, based on its fair value. Each accounting period, we increase the carrying value of this minority interest toward its ultimate redemption value of these contributions by the guaranteed rate of return of between 11 percent and 13 percent. We classify this periodic accretion of redemption value as minority interest. No separate accounting is required for the put and call options because they are not freestanding instruments and not considered derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

In addition to support from us and the consortium of banks referenced above, the Federal Republic of Germany and the State of Saxony have agreed to support the Fab 36 project in the form of:

•	a loan guarantee equal to 80 percent of the losses sustained by the lenders after foreclosure on all other security; and

•

subsidies consisting of grants and allowances totaling up to approximately $793 million, depending on the level of capital investments by AMD Fab 36 KG, and $34 million, depending on the level of capital investments for expansion of production capacity at our Dresden site.

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

As of September 27, 2008, AMD Fab 36 KG received cash allowances of $407 million for capital investments made in 2003 through 2007 as well as cash grants of $221 million for capital investments made in 2003 through Q3 2008 and a prepayment for capital investments until project end for capital investments. The Fab 36 Loan Agreements also require that we:

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

In the event the transaction with ATIC is consummated and the approval of the lenders is received, the Fab 36 Term Loan will be assigned to The Foundry Company, whose financial results will continue to be consolidated with ours.

7.75% Senior Notes Due 2012

On October 29, 2004, we issued $600 million of 7.75% Senior Notes due 2012 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, as amended. On April 22, 2005, we exchanged these notes for publicly registered notes which have substantially identical terms as the old notes except that the publicly registered notes are registered under the Securities Act, and, therefore, do not contain legends restricting their transfer. Our 7.75% Notes mature on November 1, 2012. Interest on our 7.75% Notes is payable semiannually in arrears on May 1 and November 1, beginning May 1, 2005. Prior to November 1, 2008, we may redeem some or all of our 7.75% Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest plus a “make-whole” premium, as defined in the indenture governing our 7.75% Notes. Thereafter, we may redeem our 7.75% Notes for cash at the following specified prices plus accrued and unpaid interest:

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

Other Long-Term Liabilities

Other Long-Term Liabilities in the Contractual Obligations table above includes $44 million of payments due under certain software and technology licenses that will be paid through 2010 and $41 million related to employee benefit obligations. Other Long-Term Liabilities excludes amounts recorded on our consolidated balance sheet that do not require us to make cash payments, which, as of September 27, 2008, primarily consisted of $389 million of deferred grants and subsidies related to the Fab 36 in Dresden and a $16 million deferred gain as a result of the sale and leaseback of our headquarters in Sunnyvale, California in 1998.

Other Long-Term Liabilities in the Contractual Obligations table above also excludes $135 million of non-current uncertain tax benefits under FIN 48, which are included in the caption, “Other Long Term Liabilities” on our consolidated balance sheet at September 27, 2008. Included in the non-current uncertain tax benefits is a potential cash payment of approximately $26 million that could be payable by us upon settlement with a taxing authority. We have not included this amount in the Contractual Obligations table above as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

Capital Lease Obligations

As of September 27, 2008, we had aggregate outstanding capital lease obligations of $241 million. Included in this amount is $205 million in obligations under certain energy supply contracts which we entered into with local energy suppliers to provide our Dresden wafer fabrication facilities with utilities (gas, electricity, heating and cooling) to meet the energy demands for our manufacturing requirements. We account for certain fixed payments due under these energy supply arrangements as capital leases pursuant to EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, and FASB Statement No. 13, Accounting for Leases. The capital lease obligations under the energy supply arrangements are payable in monthly installments through 2020.

Operating Leases

We lease certain of our facilities, including our executive offices in Sunnyvale, California, and in some jurisdictions we lease the land on which these facilities are built under non-cancelable lease agreements that expire at various dates through 2021. We lease certain of our manufacturing and office equipment for terms ranging from one to five years. Our total future non-cancelable lease obligations as of September 27, 2008 were $289 million, of which $36 million is accrued as a liability for certain facilities that were included in our 2002 Restructuring Plan. We will make these payments through 2011.

Unconditional Purchase Commitments

Total non-cancelable purchase commitments as of September 27, 2008 were $2.5 billion for periods through 2020. These purchase commitments include $1.1 billion related to contractual obligations of our Dresden facilities to purchase energy and gas and approximately $956 million representing future payments to IBM for the period from August 15, 2008 through 2015 pursuant to our amended and restated joint development agreement. As IBM’s services are being performed ratably over the life of the agreement, we expense the payments as incurred. The remaining purchase commitments also include non-cancelable contractual obligations to purchase raw materials, natural resources and office supplies.

In connection with our acquisition of ATI, we made several commitments to the Minister of Industry under the Investment Canada Act, including our agreement to increase spending on research and development in Canada to a specified amount over the course of a three-year period when compared to ATI’s expenditures in this area in prior years; maintain Canadian employee headcount at specified levels by the end of the three-year anniversary of the acquisition; increase by a specified amount the number of our Canadian employees focusing on research and development; attain specified Canadian capital expenditures over a three-year period; maintain a presence in Canada through a variety of commercial activities for a period of five years; and nominate a Canadian for election to our Board of Directors over the next five years. Our minimum required Canadian capital expenditures and research and development commitments are included in our aggregate unconditional purchase commitments. We expect that commitments relating to our Digital Television business unit, which has been divested, will no longer apply. We also expect that commitments relating to our Handheld business unit will no longer apply to the extent that all or part of this unit is divested.

Sale of Receivables Classified as Other Short-Term Obligations

On March 26, 2008, we entered into a Sale of Receivables – Supplier Agreement with IBM Credit LLC, or IBM Credit, and one of our wholly-owned subsidiaries, AMD International Sales & Service, Ltd., or AMDISS, entered into the same sales agreement with IBM United Kingdom Financial Services Ltd., or IBM UK, pursuant to which we and AMDISS agreed to sell to each of IBM Credit and IBM UK certain receivables. Pursuant to the sales agreements, the IBM parties agreed to purchase from the AMD parties invoices of specified AMD customers up to credit limits set by the IBM parties for any applicable AMD customer. As of September 27, 2008, only selected distributor customers have participated in this program. Because we do not recognize revenue until our distributors sell our products to their customers, we classified funds received from the IBM parties as debt according to the requirement of EITF Issue No. 88-18, Sales of Future Revenues. The debt is reduced as the IBM parties receive payments from the distributors. As of September 27, 2008, $94 million was outstanding under these agreements. This amount appears as other short-term obligations on our condensed consolidated balance sheet and is not considered a cash commitment.

Off-Balance Sheet Arrangements

Guarantees of Indebtedness Recorded on our Consolidated Balance Sheet

As of September 27, 2008, the principal guarantee related to indebtedness recorded on our consolidated balance sheet was for $58 million, which represents the amount of silent partnership contributions that Fab 36 Holding and Fab 36 Admin are required to repurchase from Leipziger Messe GmbH and is exclusive of the guaranteed rate of return obligation aggregating approximately $146 million. Of the $58 million guarantee, $29 million is expected to expire by the end of 2008, and $29 million is expected to expire by the end of 2009.

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

In December 2002, BAC obtained a $110 million term loan to finance the construction of the photomask facility. At the same time, AMTC and BAC, as lessor, entered into a lease agreement. The term of the lease agreement is ten years. Each joint venture partner guaranteed a specific percentage of AMTC’s rental payments. Pursuant to an agreement between AMTC, BAC and DuPont (now Toppan), AMTC may exercise a “step-in” right, in which it would assume Toppan’s remaining rental payments in connection with the rental agreement between Toppan and BAC. As of, September 27, 2008, our guarantee of AMTC’s portion of the rental obligation was approximately $9 million and our maximum liability in the event AMTC exercises its “step-in” right and the other joint venture partners default under the guarantee was approximately $83 million. These estimates are based upon forecasted rents to be charged in the future and are subject to change based upon the actual usage of the facility by the tenants and foreign currency exchange rates.

In December 2007, AMTC entered into a new $99 million revolving credit facility, of which $82 million was outstanding as of September 27, 2008. The proceeds were used to repay all amounts outstanding under a previous $175 million revolving credit facility and to provide additional financing for the acquisition of new tools. Subject to certain conditions under the revolving credit facility, AMTC may request that the loan amount be increased by an additional $58 million. The term of the revolving credit facility is three years. Upon request by AMTC and subject to certain conditions, the term of the revolving credit facility may be extended by two additional one-year periods. Pursuant to a guarantee agreement, each joint venture partner guaranteed one third of AMTC’s outstanding loan balance under the revolving credit facility. In September 2008, Qimonda provided a cash security equal to one third of AMTC’s outstanding loan balance pursuant to a cash pledge agreement and was released from the guarantee agreement. The obligations of the remaining joint venture partners under the guarantee agreement remain the same. As of September 27, 2008, our liability under this guarantee was $27 million plus our portion of accrued interest and expenses. Our maximum liability under this guarantee is $33 million plus our portion of accrued interest and expenses. Under the terms of the guarantee, if our group consolidated cash (which is defined as cash, cash equivalents and marketable securities less the aggregate amount outstanding under any revolving credit facility) is less than or expected to be less than $500 million, we will be required to provide cash collateral equal to one third of the balance outstanding under the revolving credit facility. We evaluated whether we should account for this guarantee under the provisions of FIN 45 and concluded it was immaterial to our financial position or results of operations. In the event the transaction with ATIC is consummated and the approval of the partners and banks are received, our partnership interests in the AMTC and the BAC will be transferred to The Foundry Company.

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

In light of the current macroeconomic conditions, we expect fourth quarter 2008 revenue from continuing operations to be roughly flat with third quarter 2008 revenue, excluding process technology license revenue of $191 million. We also expect that: amortization expense for acquired intangible assets will be approximately $30 million; and depreciation and amortization expense will be approximately $280 million.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will adopt SFAS 161 in the first quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on our consolidated financial condition, results of operations or cash flows. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the first quarter of fiscal 2009.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. This FSP will impact our accounting for the $2.2 billion 6.00% Notes whereby the equity component would be included in the paid-in-capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 6.00% Notes to their face amount as interest expense over the term of the 6.00% Notes. We expect to have higher interest expense beginning in the first quarter of 2009 due to the interest accretion, and the interest expense associated with the 6.00% Notes for prior periods will also be higher than previously reported due to the retrospective application of this FSP. Based on our preliminary analysis, the interest expense associated with our 6.00% Notes will be approximately $17 million, $26 million and $30 million higher for fiscal years 2007, 2008 and 2009 respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We evaluated this FSP and concluded that our valuation technique and the application used in determining the fair value of financial assets when the market for them is not active is consistent with this FSP’s guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have not been significant changes in the market risk since December 29, 2007, except as follows:

There has been significant deterioration and instability in the financial markets during 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control.

As of September 27, 2008, we had approximately $180 million investments in ARS after recording an other-than-temporary impairment charge of $12 million in the second quarter of 2008. During the first nine months of 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market during the first nine months of 2008. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the executive serving us our Chief Financial Officer and Chief Administrative and Operations Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 27, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the executive serving us our Chief Financial Officer and Chief Administrative and Operations Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the executive serving us our Chief Financial Officer and Chief Administrative and Operations Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal controls over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GPU Class Action Lawsuits

On September 16, 2008, ATI Technologies ULC (ATI), Advanced Micro Devices, Inc., AMD US Finance, Inc., and 1252986 Alberta ULC (collectively, the ATI Entities), executed a settlement agreement relating to the claims of the certified class of direct purchaser plaintiffs previously approved by the District Court for the Northern District of California (District Court), which consists of purchasers who bought graphics cards directly from the websites of ATI or NVIDIA Corporation (NVIDIA) in the United States during the period December 4, 2002 to November 7, 2007. The settlement agreement calls for the ATI entities to pay $850,000 into a fund to be made available for payments to the certified class in exchange for a dismissal of all claims related to the lawsuit. The ATI Entities are not obligated under the settlement agreement to pay attorneys’ fees, costs, or make any other payments in connection with the settlement other than our payment of $850,000. The settlement agreement is subject to court approval and, if approved, would dispose of all claims raised by the certified class in the lawsuit against the ATI Entities. On October 2, 2008, the United States Court of Appeals for the Ninth Circuit issued an order staying the direct purchaser plaintiffs’ petition for permission to appeal the District Court’s order regarding class certification.

The ATI Entities have also reached a settlement agreement with the remaining individual indirect purchaser plaintiffs in the lawsuit. On July 18, 2008, the District Court denied a motion seeking to certify a class of all indirect purchasers in the United States who purchased a product containing a graphics processing unit initially sold by the ATI Entities or NVIDIA. On September 9, 2008, the ATI Entities and NVIDIA reached a settlement agreement with the remaining individual indirect purchaser plaintiffs that provides for the ATI Entities to pay $112,500 in exchange for a dismissal of all claims and appeals related to the lawsuit raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the District Court. Pursuant to the settlement, the individual indirect purchaser plaintiffs have dismissed their claims and withdrawn their petition for permission to appeal the District Court’s order denying their motion for class certification.

AMD v. Samsung Electronics Co. et al

On February 19, 2008, AMD and ATI filed a complaint against Samsung Electronics Co., Ltd. (Samsung) and related Samsung entities alleging infringement of six AMD patents. The complaint was amended in May 2008 to add a seventh patent and also to add two additional Samsung entities as defendants to the suit. The case is filed in U.S. District Court, Northern District of California, case number 3:08-CV-0986-SI. The AMD patents generally relate to semiconductors, semiconductor memory, and related products. We are seeking damages and injunctive relief. Samsung filed an answer and counterclaims on May 15, 2008, alleging infringement by us of six Samsung patents. The Samsung patents generally relate to semiconductor fabrication and design. Samsung is seeking damages and injunctive relief. AMD filed its answer to Samsung’s counterclaims on August 1, 2008.

Department of Justice Subpoena

On October 10, 2008, U.S. Department of Justice informed us that it had closed its investigation into ATI’s pricing and marketing practices in the sale of GPUs.

ITEM 1A.	RISK FACTORS

This description of our business risk factors includes any material changes to and supersedes risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

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

If our proposed joint venture with ATIC is not consummated, or if we do not fully realize the anticipated benefits of our Asset Smart strategy, our business could be adversely impacted.

On October 6, 2008, we entered into a Master Transaction Agreement with ATIC and WCH pursuant to which we agreed to form a manufacturing joint venture with ATIC, referred to as The Foundry Company.

Consummation of the transactions contemplated by the Master Transaction Agreement is subject to the satisfaction or waiver of certain closing conditions, including: (i) receipt of material consents; (ii) receipt of certain government approvals, including HSR antitrust approval from the United States and merger control clearances from certain foreign regulatory authorities; (iii) approval from our stockholders under the rules and regulations of the New York Stock Exchange of our issuance of 58,000,000 shares of our common stock and warrants to purchase 30,000,000 shares of our common stock to WCH; (iv) the economic incentives and subsidies currently made available to us and our subsidiaries by governmental authorities in the European Union, the Federal Republic of Germany or the State of Saxony and the State of New York remaining available to The Foundry Company and its subsidiaries without financial penalty or change that would be materially adverse to The Foundry Company and its subsidiaries and no governmental authority having notified any party that such governmental authority intends to seek to terminate the availability of such economic incentives and subsidies and (v) receipt of notice from the Committee on Foreign Investment in the United States, or CFIUS, to the effect that a review or investigation of the transactions has been concluded and that a determination has been made that there are no unresolved U.S. national security concerns, or the lack of action by the President of the United States to block or prevent the consummation of the transactions under Exon-Florio, with the applicable time period for the President to take such action having expired. If any of these conditions are not met, then ATIC and WCH will not be obligated to consummate the transactions contemplated by the Master Transaction Agreement. If the transactions contemplated by the Master Transaction Agreement are not consummated, it could have a number of adverse consequences for our business, including the following:

•

we would not realize the anticipated benefits of the joint venture, including the improvement in our cash balance by approximately $1.2 billion, the reduction in our outstanding debt by approximately $1.2 billion upon assumption of such debt by The Foundry Company, and having The Foundry Company manufacture our products;

•	we would need to continue funding manufacturing capital expenditures and incur increasing process technology costs;

•	we would not be able to take advantage, as a shareholder of The Foundry Company, of the shift by integrated device manufacturers, or IDMs, to a fabless business model;

•	the failure to consummate the transactions contemplated by the Master Transaction Agreement may cause our stock price to decline;

•

if the Master Transaction Agreement is terminated for specified reasons, we would be required to pay WCH a termination fee or reimburse ATIC and WCH for certain expenses pursuant to the Master Transaction Agreement; and

•

our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the joint venture or there is customer or employee uncertainty surrounding the future direction of our company in the absence of the joint venture.

Moreover, even if the transactions contemplated by the Master Transaction Agreement are consummated, we may not fully realize the anticipated benefits of our “Asset Smart” strategy, such as an improved balance sheet, cost savings, decreased expenses, increased liquidity, greater focus on design and development, our business may be materially adversely affected.

The recent instability of the financial markets may adversely impact our business and operating results.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. In addition, the current economic conditions may make it more difficult for us to raise funding through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

If we cannot generate sufficient revenues and operating cash flow or obtain external financing, we may face a cash shortfall and be unable to make all of our planned capital expenditures.

During the third quarter of 2008, we decreased our total planned fiscal 2008 capital expenditures from $1.1 billion to approximately $800 million. Our ability to fund capital expenditures depends on generating sufficient cash flow from operations and the availability of external financing, if necessary. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. As of September 27, 2008, we had approximately $1.3 billion in cash, cash equivalents and marketable securities. During the first nine months of 2008, we incurred substantial losses that have had a negative impact on cash balances. During the first nine months of 2008, net cash used in operating activities was $442 million and net cash used in investing activities was $78 million.

The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including whether we are able to consummate our proposed joint venture with ATIC, future demand for products, product mix, changes in semiconductor industry conditions and market competition. We regularly assess markets for external financing opportunities, including debt and equity financing. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The recent developments in the credit markets may further adversely impact our ability to obtain debt financing when needed. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

We have a substantial amount of indebtedness that could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

As of September 27, 2008, we had consolidated debt of $5.2 billion. Our substantial indebtedness may:

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

For the third quarter of fiscal 2008, we incurred a net loss of approximately $127 million. We have taken and plan to continue to undertake a number of actions to decrease our expenses and realign our cost structure. For example, in April 2008, we commenced headcount reductions, with the goal of reducing headcount by approximately 10 percent by the end of the fourth quarter of 2008. Similarly, we intend to decrease fiscal 2008 capital expenditures by about $300 million to a total of $800 million. In addition to the headcount reductions announced in April 2008, in order to achieve our goal of reducing our breakeven point, we plan to undertake additional cost reduction actions, including a reduction in headcount during the fourth quarter of 2008 and additional cost reduction activities in the fourth quarter of 2008 and in 2009. We cannot assure you that we will be able to reduce our expenses as planned. If these reductions are not effectively managed, we may experience unanticipated effects from these reductions causing harm to our business and customer relationships.

We have not realized all of the anticipated benefits of our acquisition of ATI and may continue to incur future impairments of goodwill and assets related to the business acquired from ATI.

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

During the second quarter of 2008 we performed an interim impairment analysis of the goodwill and intangible assets associated with the Handheld and Digital Television business units acquired from ATI, which prior to the second quarter of 2008 were reported as part of the Consumer Electronics segment. We undertook the analysis because we decided to divest the businesses, which we determined were not directly aligned with our core strategy. From the second quarter of 2008, these businesses have been classified as “discontinued operations” for financial reporting purposes. As a result of our interim impairment analysis, we concluded that the carrying amounts of goodwill and certain finite-lived intangible assets associated with our Handheld and Digital Television business units were impaired and recorded a goodwill impairment charge of $799 million and a finite-lived intangible asset impairment charge of $77 million. During the third quarter of 2008 we entered into an asset purchase agreement with Broadcom to sell certain assets related to the Digital Television business unit for $192.8 million. The asset purchase agreement was amended on October 27, 2008 to reduce the purchase price to $141.5 million. Upon closing of the transaction and based on the final terms, we wrote down goodwill by $135 million in the third quarter of 2008.

As at September 27, 2008, the carrying amounts of goodwill and certain finite-lived intangible assets were $205 million for our Computing Solutions segment and $964 million for our Graphics segment (which now includes revenue from royalties received in connection with sales of game console systems that incorporate our technology) and $193 million for our discontinued operations. We considered the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates taking into consideration the estimated sales proceeds that we expect to receive from any divestiture of these businesses. However, actual performance in the near-term and longer-term or cash flow from divesture of any of the assets related to these operations could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill.

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

Our inability to divest our Handheld business unit could materially adversely affect our business.

Although we have decided to divest our Handheld business unit, we cannot assure you that we will be able to divest this business on terms favorable to us or at all. If we are unable to divest this business, we may be required to shut this business down. In addition, we may have to record additional goodwill impairment charges and finite-lived intangible asset impairment charges as well as potential significant shut-down costs.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in product designs or technology used to manufacture our products or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We will make substantial investments in research and development for process technologies in an effort to design and manufacture leading-edge microprocessors unless and until we consummate our proposed joint venture with ATIC. We also make substantial investments in research and development related to product designs and we anticipate that we will continue to invest in research and development in the future. We cannot be certain that we will be able to develop, obtain or successfully implement leading-edge process technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes that render our products uncompetitive or obsolete. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. However, we cannot assure you that we will have sufficient resources to achieve planned investments in research and development or to otherwise maintain the level of investment in research and development that is required for us to remain competitive.

We entered into an amended and restated joint development agreement with IBM, pursuant to which we have agreed to work together to develop new process technologies until the earlier of (i) the expiration or earlier termination of all project agreements as set forth in the joint development agreement or (ii) December 31, 2015. We anticipate that under this agreement, we will pay fees to IBM of approximately $956 million in connection with joint development projects between August 15, 2008 and 2015. If this agreement were to be terminated, we would have to substantially increase our research and development activities internally, which could significantly increase our research and development costs, and we could experience delays or other setbacks in the development of new process technologies, any of which would materially adversely affect us. Moreover, the timely achievement of the milestones set forth in the joint development agreement is critical to our ability to continue to manufacture microprocessors using advanced process technologies.

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

Collectively, our top four customers accounted for approximately 35 percent of our total revenue in the third quarter of 2008. Moreover, historically a significant portion of ATI’s revenues were derived from sales to a small number of customers, and we expect that a small number of customers will continue to account for a substantial part of revenues from our graphics businesses in the future. For example, during the third quarter of 2008, four customers accounted for over 54 percent of the revenue of our Graphics segment. If one of our top microprocessor or graphics business customers decided to stop buying our products, or if one of these customers were to materially reduce its operations or its demand for our products, we would be materially adversely affected.

The semiconductor industry is highly cyclical and has experienced severe downturns that materially adversely affected, and may in the future materially adversely affect, our business.

The semiconductor industry is highly cyclical and has experienced significant downturns, often in conjunction with constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The current uncertainty in global economic conditions may also impact the semiconductor market as consumers and businesses may defer purchases, which could negatively impact demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns. We incurred substantial losses in recent downturns, due to:

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

The business we acquired from ATI is also dependent upon the market for mobile, desktop and workstation PCs and game consoles. A market decline in any of these industries could cause the demand for our products to decrease and could have a material adverse effect on our results of operations.

The growth of our business is also dependent on continued demand for our products from high-growth global markets. If demand from these markets is below our expectations, sales of our products may decrease, which would have a material adverse effect on us.

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

Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we must continually improve the management of our supply chain by synchronizing the entire supply chain, from sourcing through manufacturing, distribution and fulfillment. As we continue to grow our business, acquire new OEM customers and strengthen relationships with existing OEM customers, the efficiency of our supply chain will become increasingly important because OEMs tend to have specific requirements for particular products, and specific time-frames in which they require delivery of these products. We have previously experienced challenges related to the logistics of delivering our products across a diverse set of customers and geographies on a timely basis. In addition, upon consummation of our proposed joint venture with ATIC, we will need to revise our processes upon transitioning to manufacturing at a foundry. If we fail to continue to improve the efficiency of our supply chain our business could be materially adversely affected.

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

Our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors because our patent cross-license agreement with Intel does not extend to Intel’s proprietary bus interface protocol. If we are unable to secure sufficient support for our microprocessor products from designers and manufacturers of motherboards and chipsets, our business would be materially adversely affected. As a result of our acquisition of ATI, we design and supply a significantly greater amount of graphics products ourselves. This may cause third-party designers, manufacturers and suppliers to be less willing to do business with us or to support our products out of a perceived risk that we will be less willing to support their products or because we may compete with them. As a result, these third-party designers, manufacturers and suppliers could forge relationships, or strengthen their existing relationships, with our competitors. If the designers, manufacturers and suppliers of graphics chips, motherboards, and other components decrease their support for our product offerings and increase their support for the product offerings of our competitors, our business could be materially adversely affected.

If we are ultimately unsuccessful in any of our antitrust lawsuits against Intel, our business may be materially adversely affected.

On June 27, 2005, we filed an antitrust complaint against Intel Corporation and Intel’s Japanese subsidiary, Intel Kabushiki Kaisha, which we refer to collectively as Intel, in the United States District Court for the District of Delaware under Section 2 of the Sherman Antitrust Act, Sections 4 and 16 of the Clayton Act, and the California Business and Professions Code. Our complaint alleges that Intel has unlawfully maintained a monopoly in the x86 microprocessor market by engaging in anti-competitive financial and exclusionary business practices that limit the ability and/or incentive of Intel’s customers in dealing with us. Also, on June 30, 2005, our subsidiary in Japan, AMD Japan K.K., filed an action in Japan against Intel K.K. in the Tokyo High Court and the Tokyo District Court for damages arising from violations of Japan’s Antimonopoly Act. On September 26, 2006, the United States District Court for the District of Delaware granted Intel’s motion to dismiss foreign conduct claims. The effect of that decision was clarified by the Court’s January 12, 2007 adoption of the Special Master’s decision on our motion to compel foreign conduct discovery. As a result of these two decisions, we will be permitted to develop evidence of Intel’s exclusionary practices wherever they occur, including practices foreclosing us from foreign customers or in foreign market segments. However, the court’s ruling limits our damages to lost sales in the United States and lost sales abroad that would have originated from the United States. Trial is set for February 2010.

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

During periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities, which may result in write-downs or write-offs of inventories and losses on products for which demand is lower than we anticipate. Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for certain of our products, our costs cannot be reduced in proportion to the reduced revenues for such a period. When this occurs, our operating results are materially adversely affected. If the demand for our microprocessor products is not consistent with our expectations, we may under-utilize our manufacturing facilities or we may not fully utilize the reserved capacity at Chartered Semiconductor Manufacturing’s foundry. This may have a material adverse effect on us.

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

While currently, our owned manufacturing facilities are underutilized, if we do not have or cannot obtain sufficient manufacturing capacity to meet demand for our microprocessor products in the long term, either in our own facilities or through foundry or similar arrangements, we could be materially adversely affected.

We rely on third-party foundries and other contractors to manufacture certain products.

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

Manufacturing our microprocessor products involves highly complex processes that require advanced equipment. Unless and until we consummate our proposed joint venture with ATIC, our manufacturing efficiency will continue to be an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors, including their foundries. We continually modify manufacturing processes and transition to more advanced manufacturing process technologies in an effort to improve yields and product performance and decrease costs. We may fail to achieve acceptable yields or experience product delivery delays as a result of, among other things, capacity constraints, delays in the development or implementation of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, or impurities or other difficulties in the manufacturing process. Any decrease in manufacturing yields could result in an increase in our per unit costs or force us to allocate our reduced product supply among our customers, which could potentially harm our customer relationships, reputation, revenue and gross profit.

Improving our microprocessor manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced product and process technologies;

•	successfully transition to advanced process technologies;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities;

•	sustain continuous improvement levels at traditional rates, such as through our automated precision manufacturing efforts; and

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies.

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

Similarly, the operating results of our graphics business and handheld business unit are dependent upon achieving planned semiconductor manufacturing yields. Our graphics and chipset products and products for consumer electronics devices are manufactured at independent foundries, but we have the responsibility for product design and the design and performance of the tooling required for manufacturing. Semiconductor manufacturing yields are a function of both product design and process technology, which is typically proprietary to the manufacturer, and low yields can result from either design or process technology failures. In addition, yield problems require cooperation by and communication between us and the manufacturer and sometimes the customer as well. The offshore location of our principal manufacturers compounds these risks, due to the increased effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot assure you that we or our foundries will identify and fix problems in a timely manner and achieve acceptable manufacturing yields in the future. Our inability, in cooperation with our independent foundries, to achieve planned production yields for these products could have a material adverse effect on us. In particular, failure to reach planned production yields over time could result in us not having sufficient product supply to meet demand and/or higher production costs and lower gross margins. This could materially adversely affect us.

If our proposed joint venture with ATIC is consummated, our issuance to WCH of 58,000,000 shares of our common stock and warrants to purchase 30,000,000 shares of our common stock, if and when exercised by ATIC, will dilute the ownership interests of our existing stockholders, and the conversion of our 5.75% Notes and 6.00% Notes may dilute the ownership interest of our existing stockholders.

In connection with our proposed joint venture with ATIC, we have agreed to sell to WCH 58,000,000 shares of our common stock and warrants to purchase 30,000,000 shares of our common stock at an exercise price of $0.01 per share. Our issuance of the shares to WCH upon the consummation of our joint venture with ATIC and any subsequent issuance by us of additional shares to WCH upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Any sales in the public market by WCH of any shares we issue to WCH could adversely affect prevailing market prices of our common stock, and the anticipated exercise by WCH of the warrants we issue to WCH could depress the price of our common stock.

Moreover, the conversion of some or all of the 5.75% Notes and the 6.00% Notes may dilute the ownership interests of our existing stockholders. The conversion of the 5.75% Notes and the 6.00% Notes could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of the 5.75% Notes and 6.00% Notes. Any sales in the public market of our common stock issuable upon conversion of the 5.75% Notes or 6.00% Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 5.75% Notes or 6.00% Notes into cash and shares of our common stock could depress the price of our common stock.

The voluntary bankruptcy petition by Lehman Brothers has eliminated the potential dilution benefits of our capped call transaction, and we may not receive any funds from Lehman Brothers in connection with the transaction.

We entered into a capped call transaction in connection with the issuance of the 6.00% Notes with Lehman Brother Derivatives, represented by Lehman Brothers Inc. The capped call transaction was intended to reduce the potential dilution upon conversion of the 6.00% Notes in the event that the market value per share of our common stock at the time of exercise, as measured under the terms of the capped call transaction, was greater than the strike price of the capped call transaction, which corresponded to the initial conversion price of the 6.00% Notes and was subject to certain adjustments similar to those contained in the 6.00% Notes. If, however, the market value per share of our common stock exceeded the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction would have been limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeded the cap price of the capped call transaction. Lehman Brothers Derivatives filed a voluntary Chapter 11 bankruptcy petition on October 4, 2008, which was an event of default under the capped call arrangement. The Lehman Brothers Derivatives bankruptcy proceedings are ongoing and our ability to reduce the potential dilution upon conversion of the 6.00% Notes through the capped call transaction has effectively been eliminated. As a result of the uncertain recoverability of this counterparty exposure, we are unable to predict whether, and to what extent, we may be able to recover for our losses under the capped call transaction. Moreover, if the capped call is legally terminated, we likely will be subject to potentially disadvantageous tax consequences, including the use of a material amount of our net operating losses against triggered taxable income.

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

If we are unable to comply with the covenants in the subsidy grant documents that we receive from the State of Saxony, the Federal Republic of Germany and/or the European Union for Fab 30, Fab 36, Fab 38 or other research and development projects we may undertake in Germany, we may forfeit or have to repay our subsidies, which could materially adversely affect us.

We receive capital investment grants and allowances from the State of Saxony and the Federal Republic of Germany for Fab 36. We have also received capital investment grants and allowances as well as interest subsidies from these governmental entities for Fab 30 and Fab 38. From time to time, we also apply for and obtain subsidies from the State of Saxony, the Federal Republic of Germany and the European Union for certain research and development projects. The subsidy grant documents typically contain covenants that must be complied with, and noncompliance with the conditions of the grants, allowances and subsidies could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If we are unable to comply with any of the covenants in the grant documents, we could be materially adversely affected. In addition, the continued availability of these subsidies to The Foundry Company is a condition to the closing of our proposed joint venture with ATIC.

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

Our graphics technology for game consoles is being used in the Nintendo GameCube, Nintendo Wii and Microsoft® Xbox 360™ game consoles. The revenues that we receive from these products are in the form of non-recurring engineering fees charged for design and development services, as well as per unit royalties paid to us by Nintendo and Microsoft. Our royalty revenues are directly related to the sales of these products and reflective of their success in the market. We have no control over the marketing efforts of Nintendo and Microsoft and we cannot make any assurances that sales of those products will achieve expected levels in the current or future fiscal years. Consequently, the revenues from royalties expected by us from these products may not be fully realized, and our operating results may be adversely affected.

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

As at September 27, 2008, our investments in ARS included approximately $133 million of student loan ARS, $35 million of municipal and corporate ARS and $12 million ARS in preferred shares of closed end mutual funds. Approximately 81 percent of our ARS holdings were AAA rated investments and all of the $133 million student loan ARS were guaranteed by the Federal Family Educational Loan Program. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. The auctions failed because there was insufficient demand for these securities. A failed auction does not represent a default by the issuer of the ARS. For each unsuccessful action, the interest rate is reset based on a formula set forth in each security, which is generally higher than the current market unless subject to an interest rate cap. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers of the ARS establish a different form of financing to replace these securities, or final payment is due according to contractual maturities (currently, ranging from 17 to 42 years for our ARS). As a result the liquidity of these investments has been impacted.

During the second quarter of 2008, under the guidance of SFAS 157 we determined that the fair value of our ARS was less than their carrying value and as a result, we recorded an “other than temporary” impairment charge of $12 million. At this time, we believe that the current illiquidity of these investments is temporary. Because of the unprecedented events in the ARS market, we cannot predict with certainty when liquidity in the ARS market will return. If this market illiquidity continues or worsens, we may be required to record additional impairment charges with respect to these investments in the future, which could materially adversely impact our results of operations.

In October 2008, UBS offered to repurchase all of our ARS that we purchased from UBS prior to February 13, 2008. As of September 27, 2008, we owned $82 million par value of these securities. We accepted this offer. From June 30, 2010 and ending July 2, 2012, we have the right, but not the obligation, to sell, at par, these ARS to UBS. Prior to June 30, 2010, we will continue to earn and receive all interest that is payable for these ARS. Furthermore, prior to June 30, 2010, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the ARS sold. UBS has also agreed to use their best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their ARS through restructurings and other means. However, during the course of our exercise period with respect to the UBS ARS, UBS may not have financial resources to satisfy its financial obligations. In the event UBS can not satisfy its financial obligations, we would no longer have the certainty as to the liquidity of these UBS ARS.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

We maintain operations around the world, including in the United States, Canada, Europe and Asia. For example, all of our wafer fabrication capacity for microprocessors is located in Germany. Nearly all product assembly and final testing of our microprocessor products is performed at manufacturing facilities in China, Malaysia and Singapore. In addition, our graphics and chipset products and products for consumer electronics devices are manufactured, assembled and tested by independent third parties in the Asia-Pacific region and inventory related to those products is stored there, particularly in Taiwan. We also have international sales operations and as part of our business strategy, we are continuing to seek expansion of product sales in high growth markets. Our international sales as a percentage of our total consolidated revenue was 89 percent in the third quarter of 2008, and China was one of our largest and fastest growing markets.

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

We have costs, assets and liabilities that are denominated in foreign currencies, primarily the Euro and the Canadian dollar. For example, some fixed asset purchases and certain expenses of our German subsidiaries, AMD Saxony and AMD Fab 36 KG, are denominated in euros while sales of products are denominated in U.S. dollars. Additionally, as a result of our acquisition of ATI, some of our expenses and debt are denominated in Canadian dollars. Furthermore, as a result of a new sales program that has been implemented in China, our sales in China are now denominated in Chinese Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. In the past, the value of the U.S. dollar has fallen significantly, leading to increasingly unfavorable currency exchange rates on foreign denominated expenses. However, during the third quarter of 2008, the U.S. dollar strengthened leading to favorable currency exchange rates on foreign denominated expenses. Whenever we believe appropriate, we hedge a portion of our short-term foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll and equipment and materials used in manufacturing. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

For example, the Canadian Revenue Agency, or CRA, is auditing ATI for the years 2000-2004 with respect to transactions between ATI and its subsidiaries. The audit has been completed and we have responded to the CRA’s letter of proposed adjustments in July 2008. We could be subject to significant tax liability as well as a loss of certain tax credits and other tax attributes as a result of the CRA audit.

ITEM 6.	EXHIBITS

2.1*	Asset Purchase Agreement dated as of August 25, 2008 among Broadcom Corporation, Broadcom International Limited and Advanced Micro Devices, Inc.

2.2	Amendment No. 1 dated October 27, 2008 among Broadcom Corporation, Broadcom International Limited and Advanced Micro Devices, Inc.

10.1*	First Amended and Restated Participation Agreement dated August 15, 2008 between International Business Machines Corp. and Advanced Micro Devices, Inc.

10.2*	Intellectual Property Cross License Agreement dated August 25, 2008 between Broadcom Corporation and Advanced Micro Devices, Inc.

10.3*	IP Core License Agreement dated August 25, 2008 between Broadcom Corporation and Advanced Micro Devices, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

Date: November 5, 2008	By:	/s/ ROBERT J. RIVET
Robert J. Rivet
Executive Vice President,
Chief Financial Officer, Chief Operations and Administrative Officer

Signing on behalf of the registrant and as the principal accounting officer